Form 10-Q
period 1995-03-31
LOMAK PETROLEUM INC
filed 1995-05-11
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

  (MARK ONE)

     /x/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1995

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transaction period from       to
                                               ------   --------
                          COMMISSION FILE NUMBER 0-9592

                              LOMAK PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          34-1312571
      (State of incorporation)                                (I.R.S. Employer
                                                             Identification No.)

500 THROCKMORTON STREET, FT. WORTH, TEXAS                           76102
 (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (817) 870-2601

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

            11,986,922 Common Shares were outstanding on May 9, 1995.

PART I. FINANCIAL INFORMATION

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1994 Form 10-K filing. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

                              LOMAK PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     December 31,            March 31,
                                                                         1994                  1995
                                                                     ------------            ---------
                                                                                            (unaudited)
ASSETS
Current assets
  Cash and equivalents ..........................................     $   4,897              $   6,128
  Accounts receivable ...........................................         9,431                  8,184
  Inventory and other ...........................................         1,592                  1,555
                                                                      ---------              ---------
                                                                         15,920                 15,867
                                                                      ---------              ---------

Oil and gas properties, successful efforts method ...............       133,373                146,249
    Accumulated depletion, depreciation and amortization ........       (20,409)               (23,010)
                                                                      ---------              ---------
                                                                        112,964                123,239
                                                                      ---------              ---------

Gas transportation and field service assets .....................        16,125                 16,330
    Accumulated depreciation ....................................        (3,241)                (3,635)
                                                                      ---------              ---------
                                                                         12,884                 12,695
                                                                      ---------              ---------

                                                                      $ 141,768              $ 151,801
                                                                      =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ..............................................     $   8,421              $   6,576
  Accrued liabilities ...........................................         5,790                  4,198
  Current portion of debt (Note 5) ..............................           707                    590
                                                                      ---------              ---------
                                                                         14,918                 11,364
                                                                      ---------              ---------

Senior debt (Note 5) ............................................        61,885                 66,245

Deferred taxes (Note 10) ........................................        16,390                 16,491

Commitments and contingencies (Note 6)...........................

Minority interest ...............................................         5,327                     --

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 2,000,000 shares authorized,
      7-1/2% convertible preferred, 200,000 issued
      (liquidation preference $5,000,000) .......................           200                    200
  Common stock, $.01 par, 20,000,000 shares authorized,
      9,754,010 and 11,904,141 issued ...........................            97                    119
  Capital in excess of par value ................................        50,495                 64,225
  Retained earnings (deficit) ...................................        (7,544)                (6,843)
                                                                      ---------              ---------
                                                                         43,248                 57,701
                                                                      ---------              ---------
                                                                      $ 141,768              $ 151,801
                                                                      =========              =========

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended March 31,
                                                                     ------------------------------
                                                                        1994                 1995
                                                                     ---------            ---------
                                                                              (unaudited)
Revenues
   Oil and gas sales......................................           $   5,220            $   7,430
   Field services.........................................               2,045                2,464
   Gas transportation and marketing.......................                 405                  786
   Interest and other.....................................                  36                  223
                                                                     ---------            ---------
                                                                         7,706               10,903
                                                                     ---------            ---------

Expenses
   Direct operating.......................................               2,178                3,150
   Field services.........................................               1,609                1,598
   Gas transportation and marketing.......................                 101                  199
   Exploration............................................                  47                  130
   General and administrative.............................                 475                  758
   Interest...............................................                 548                1,156
   Depletion, depreciation and amortization...............               2,326                3,000
                                                                     ---------            ---------
                                                                         7,284                9,991
                                                                     ---------            ---------

Income before taxes.......................................                 422                  912

Income taxes
   Current................................................                   2                   16
   Deferred...............................................                   -                  101
                                                                     ---------            ---------
                                                                             2                  117
                                                                     ---------            ---------

Net income................................................           $     420            $     795
                                                                     =========            =========
Net income applicable to
   common shares..........................................           $     326            $     701
                                                                     =========            =========

Earnings per common share.................................           $     .04            $     .07
                                                                     =========            =========

Weighted average shares outstanding.......................               8,772               10,555
                                                                     =========            =========


                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Three Months Ended March 31,
                                                                     ------------------------------
                                                                       1994                  1995
                                                                     --------              --------
                                                                             (unaudited)
Cash flows from operations:
Net income................................................           $    420              $   795
Adjustments to reconcile net income to
  net cash provided by operations:
    Depletion, depreciation and amortization..............              2,326                3,000
    Deferred income taxes.................................                (32)                 101
    Changes in working capital net of
       effects of purchases of businesses:
              Accounts receivable.........................              2,155                1,321
              Inventory and other.........................               (527)                  37
              Accounts payable............................             (1,420)              (1,844)
              Accrued liabilities.........................               (630)              (1,593)
    Gain on sale of assets and other......................                  -                 (127)
                                                                     --------              -------

Net cash provided by operations...........................              2,292                1,690

Cash flows from investing:
     Acquisition of businesses, net of cash...............             (7,991)                   -
     Oil and gas properties...............................             (6,664)              (4,509)
     Additions to property and equipment..................               (232)                (282)
     Proceeds on sale of assets...........................                  -                  198
                                                                     --------              -------

    Net cash used in investing............................            (14,887)              (4,593)

Cash flows from financing:
     Proceeds from indebtedness...........................             11,346                4,400
     Repayments of indebtedness...........................               (134)                (156)
     Preferred stock dividends............................                (94)                 (94)
     Proceeds from common stock issuance..................                548                   29
     Repurchase of common stock...........................                  -                  (45)
                                                                     --------              -------

Net cash provided by financing............................             11,666                4,134
                                                                     --------              -------

Change in cash............................................               (929)               1,231

Cash and equivalents at beginning of period...............              2,019                4,897
                                                                     --------              -------

Cash and equivalents at end of period.....................           $  1,090              $ 6,128
                                                                     ========              =======

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND CHANGE OF CONTROL:

ORGANIZATION

         Lomak Petroleum, Inc. ("Lomak"), is engaged in the acquisition, development and enhancement of oil and gas properties in the United States. From inception in 1976 through 1988, Lomak primarily pursued drilling opportunities in the Appalachian Basin. In 1988, the Company shifted its focus to growth through acquisitions and development and expanded its core operating areas to include Texas and Oklahoma. Since 1988, 59 acquisitions have been consummated at a total cost of $131 million.

         Lomak's acquisition effort is focused on properties with purchase prices of less than $30 million within its core areas of operation. Management believes these purchases are less competitive than those involving larger property interests. To the extent purchases continue to be made primarily within existing core areas, efficiencies in operations, drilling, gas marketing and administration should be realized. In 1994, Lomak initiated a program to exploit its inventory of over 500 development projects. In the future, Lomak expects its growth to be driven by a combination of acquisitions and development.

         At March 31, 1995, the Company owned working interests in 3,214 (1,693 net) oil and gas wells. The Company operates or provides pumping services for over 2,600 wells.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying financial statements include the accounts of the Company, all majority owned subsidiaries and its pro rata share of the assets, liabilities, income and expenses of certain oil and gas properties. Temporary investments with an initial maturity of ninety days or less are considered cash equivalents.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geographical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Gas is converted to equivalent barrels at the rate of six Mcf per barrel. The depletion rates per equivalent barrel produced were $4.94 and $4.39 respectively, in the first quarters of 1994 and 1995. Approximately $12.9 million and $10.4 million of oil and gas properties were classified as proved undeveloped or unproved and, therefore, not subject to depletion as of December 31, 1994 and March 31, 1995, respectively. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the amount of any impairment is charged to expense.

GAS TRANSPORTATION AND FIELD SERVICE ASSETS

         The Company owns and operates approximately 500 miles of gas gathering lines in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to fifteen years.

         The Company receives fees for providing field related services. These fees are recognized as earned. Field service assets are recorded at cost. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to six years, except for two buildings, one of which is being depreciated over a twenty year period ending in 2009 and the other over a fifteen year period ending in 2008.

          In September 1994, the Company sold substantially all of its water hauling and disposal and well servicing assets located in the Appalachian region for $1.8 million, with the potential to earn an additional $400,000 million if certain conditions are met. These assets were used in the operations of the Company's brine hauling and disposal and well servicing subsidiaries.

NET INCOME PER SHARE

         Net income per share is computed by subtracting preferred dividends from net income and dividing by the weighted average number of common and common equivalent shares outstanding. The calculation of fully diluted earnings per share assumes conversion of convertible securities when the result would be dilutive. Outstanding options and warrants are included in the computation of net income per common share when their effect is dilutive.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period presentations to conform with current period classifications.

(3)      ACQUISITIONS AND DEVELOPMENT:

         Since 1988, the Company has acquired $131 million of oil and gas properties and field service assets. During 1994, the Company completed $63 million of acquisitions. In the first three months of 1995, acquisitions totaling $1 million were completed. The 1994 and 1995 acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of common stock. These acquisitions are discussed below.

         1995 ACQUISITIONS

         Laura LaVelle Area. The Company purchased interests in 3 wells located in the Gaston field of east Texas for $455,000.

         Gulf Coast Area. The Company purchased interest in 2 wells located in the Gulf Coast area of south Texas for $407,000.

         Ohio Trend Area. The Company acquired certain interests in Lomak managed partnerships for $151,000.

         1994 ACQUISITIONS

         Red Eagle Resources Corporation. In December 1994, the Company had acquired effective control of Red Eagle principally through the purchase of two common stockholders' holdings. On February 15, 1995, the remaining stockholders of Red Eagle common stock voted to approve the merger of Red Eagle with a wholly owned subsidiary of the Company in exchange for approximately 2.2 million shares of the Company's common stock. The total purchase price was approximately $31 million. The additional equity of Red Eagle acquired on February 15, 1995 is reflected as minority interest on the Company's balance sheet at December 31, 1994. Red Eagle's assets included interests in approximately 370 producing wells located primarily in the Okeene Area of Oklahoma's Anadarko Basin. At March 31, 1995, Red Eagle owned interests in 370 wells and managed thirty-three limited partnerships.

         Grand Banks Energy Company. The Company purchased Grand Banks for $3.7 million. Grand Banks' assets included interests in 182 producing wells located in west Texas, essentially all are now operated by the Company. Grand Banks owned an average working interest of 70% in the producing reserves, of which 60% was oil. Approximately 40% of Grand Banks' proved reserves are attributed to the Mills-Strain Unit located in the Sharon Ridge Field of Mitchell County, Texas. The Mills-Strain Unit is a waterflood unit producing from the Clearfork Formation at a depth of approximately 2,000 feet and has a remaining reserve life of over 20 years. The Company also purchased, for $1.2 million, additional interests in a number of the Grand Banks properties.

         Gillring Oil Company. The Company acquired Gillring for $11.5 million. Gillring's assets included $5.2 million of working capital and interests in 106 producing oil and gas wells located in south Texas. Gillring owned an average working interest of 80% in the producing reserves of which 80% were gas. The Gillring properties are located principally in two fields producing from the Wilcox and Vicksburg formations ranging in depths from 4,000 to 11,000 feet. Subsequent to the purchase of Gillring, the Company acquired, for $2.1 million, the limited partner interests and associated debt of a partnership for which Gillring acted as general partner.

         Big Lake Area. The Company acquired from three parties interests in 51 producing wells in the Big Lake Area of west Texas for $1.7 million. The Company became operator of 36 additional wells in connection with this acquisition.

         Laura LaVelle Area. The Company purchased interests in 67 wells located in Texas for 8 million. The majority of the acquisition related to the Laura LaVelle Field located in east Texas, where the Company now operates sixty wells.

         Meadville Area. Additional interests in 436 wells operated by the Company were purchased for $3.7 million.

         Ohio Trend Area. The Company acquired interests in 49 wells located in southern Ohio for $1.0 million and certain interests in Lomak managed partnerships for $289,000.

         Okeene Area. The Company acquired interests associated with Red Eagle in 70 wells located in the Anadarko Basin of Oklahoma for $1.7 million.

         DEVELOPMENT

         Beginning in late 1993, the Company instituted a development program to compliment its acquisition activities. Approximately $3.7 million and $9.5 million of development expenditures were incurred in 1993 and 1994, respectively. The 1994 activity included the drilling of 71 wells and the recompletion of 20 wells. At year end 1994, over 500 proven recompletion and drilling projects had been identified on the Company's properties. In 1995, approximately $15 million is expected to be expended on development activities, of which $1.7 million was incurred in the first quarter. During the first quarter of 1995, eleven wells were drilled or recompleted.

         The Company intends to continue to expand its asset base through additional acquisitions of oil and gas properties within its areas of operations. As the Company expands its inventory of development projects, a larger portion of its growth will be derived from their exploitation. Lomak has acquired oil and gas in a variety of forms. Besides acquiring direct interests, Lomak has acquired companies and partnerships owning such assets. After acquiring these entities, the Company then takes the action necessary to acquire any remaining interests with the goal of dissolving the acquired entity and owning the assets directly. All acquisitions to date have been accounted for as purchases. Accordingly, the results of operations are included in the accompanying financial statements from the respective dates of acquisition.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited, pro forma operating results as if the transactions had occurred at the beginning of each period presented. The pro forma operating results include the following acquisitions, all of which were accounted for as purchase transactions; (i) the purchase of Grand Banks Energy Company, (ii) the purchase of Gillring Oil Company, and (iii) the purchase of Red Eagle Resources Corporation.

                                          Three Months Ended March 31,
                                       ------------------------------------
                                          1994                     1995
                                       ----------               -----------
                                       (in thousands except per share data)

Revenues.......................        $   11,639               $    10,903
Net income.....................             2,013                       835
Earnings per share.............               .16                       .06

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual results had the acquisitions been made at the beginning of each period presented or to necessarily be indicative of future operations. Included in the 1994 pro forma financial information are revenues regarding Red Eagle partnership activities which formally impacted earnings per share by $.06. These activities have been discontinued and therefore are not reflected in the 1995 results.

(4)      NOTES RECEIVABLE:

         At March 31, 1995, the Company had $165,000 of notes receivable from three of its officers, which were issued in connection with the exercise of options held by them. The principal is due beginning in March 1997 while interest is payable quarterly at prime rate plus one percent.

(5)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at March 31, 1995 are shown parenthetically and dollar amounts are stated in thousands:

                                                          December 31,          March 31,
                                                              1994                1995
                                                          ------------          ---------
                                                                               (unaudited)
Bank credit facility (7.63%)....................          $    61,870          $    66,000
Other (5.90% - 9.25%)...........................                  722                  835
                                                          -----------          -----------
                                                               62,592               66,835
Less amounts due within one year................                  707                  590
                                                          -----------          -----------

       Senior debt, net.........................          $    61,885          $    66,245
                                                          ===========          ===========

         The Company maintains a $150 million revolving bank credit facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At May 10, 1995, the borrowing base on the credit facility was $75 million. The facility bears interest at prime rate or LIBOR plus 1.50% (which can be reduced to 1.25% in certain circumstances) and is secured by substantially all of the Company's oil and gas properties. Interest is payable quarterly and the loan is payable in sixteen quarterly installments beginning October 1, 1997. A commitment fee of 3/8% of the undrawn balance is payable quarterly. It is the Company's policy to extend the term period of the credit facility annually.

         The Company's other debt is comprised of a joint venture credit facility, an industrial revenue bond and secured equipment financings. The joint venture credit facility bears interest at prime rate plus 3/4% and is payable in quarterly installments through October 1, 1995. At March 31, 1995 the Company owned 50% of the joint venture and therefore included 50% (or $433,000) of the amount outstanding under the joint venture credit facility. The industrial revenue bond bears interest at 70% of prime and is payable in monthly installments to 2001 and had a principal balance of $209,000 at March 31, 1995. The bond is secured by an office building in Ohio which had a net book value of $453,000 at March 31, 1995.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. Interest paid during the first quarters of 1994 and 1995 totaled $516,000 and $1.1 million, respectively.

(6)      COMMITMENTS AND CONTINGENCIES:

         In January 1995, a lawsuit (the "Lawsuit") was filed in the Delaware Court of Chancery, New Castle County, against Red Eagle Resources Corporation, each of the members of the Board of Directors of Red Eagle and the Company. The Plaintiff seeks to represent all holders (the "Class") of Red Eagle common stock, excluding the Red Eagle Directors and Lomak. The Lawsuit seeks, among other remedies, some of which are in the alternative, certification of the Lawsuit as a class action, designation of the Plaintiff as representative of the Class and Plaintiff's counsel as counsel to the Class; declaration that the Red Eagle Directors breached their fiduciary duties owed to the Class; and award of unspecified compensatory damages, prejudgment interest and costs and disbursements of the Lawsuit including counsel fees.

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims will be resolved without material adverse effect on the Company's financial position.

(7)      PREFERRED SHARES AND WARRANTS:

         In June 1993, $5,000,000 (200,000 shares) of 7.5% cumulative convertible exchangeable preferred stock ("7.5% Preferred") was privately placed. The 7.5% Preferred is convertible, at the option of the holders, into 576,945 shares of common stock, at an average conversion price of $8.67 per share. Beginning in July 1995, the Company may convert the 7.5% Preferred into common stock under certain circumstances. Beginning in July 1996, the Company may redeem the 7.5% Preferred at a 7.5% premium to liquidation value. Holders of the 7.5% Preferred are entitled to two votes per share on matters presented to the shareholders. At the Company's option, it can exchange the 7.5% Preferred for convertible subordinate notes due July 1, 2003. The notes carry the same conversion and redemption terms as the 7.5% Preferred.

         Warrants to acquire 328,957 shares of common stock were outstanding at March 31, 1995. Warrants covering 255,624 shares have an exercise price of $9.00 and expire in June 1995. Warrants covering 73,333 shares have an exercise price of $7.50 per share with 33,333 expiring in June 1995 and 40,000 expiring in December 1996.

(8)      STOCK OPTION AND PURCHASE PLANS:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to one million shares of common stock. However, no new options may be granted which would result in these being outstanding aggregate options exceeding 10% of the Company's common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the three months ended March 31, 1995 options covering 20,001 shares were exercised at $3.75 per share. At March 31, 1995, a total of 978,483 options were outstanding under the plan, of which 350,913 options were exercisable. The exercise prices of the options range from $3.38 to $9.38 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At March 31, 1995, 12,000 options were outstanding under the Directors Plan and none were exercisable as of that date. The exercise price of the options is $7.75 per share.

         In 1994, the stockholders approved the 1994 Stock Purchase Plan (the "1994 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company had a 1989 Stock Purchase Plan (the "1989 Plan") which was identical to the 1994 Plan except that it covered 333,333 shares. Upon adoption of the 1994 Plan, the 1989 Plan was terminated. The plans are administered by the Compensation Committee of the Board. During the quarter ended March 31, 1995, the Company sold 5,785 unregistered common shares to officers and outside directors. From inception of the 1989 Plan through March 31, 1995, a total of 308,000 unregistered shares had been sold, for a total consideration of approximately $1.3 million at prices equal to 75% of market value at the time of the sale.

(9)      BENEFIT PLAN:

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for calendar year 1994 totaled $226,000.

(10)     INCOME TAXES:

         On January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company has elected not to restate prior year financial statements. As a result of tax basis in excess of the basis on the financial statements at January 1, 1993, the Company estimated deferred tax assets of $2.6 million and deferred tax liabilities of $900,000, for net deferred tax assets of $1.7 million. Due to uncertainty as to the realizability of the tax benefit, a valuation allowance was established for the full amount of the net deferred tax assets. In 1993 and 1994 , income taxes were reduced from the statutory rate of 34% by approximately $500,000 and $900,000, respectively through realization of a portion of the valuation allowance, resulting in $1.2 million and $300,000, respectively of the remaining allowance at December 31, 1993 and 1994. The Company's effective income tax rate for the first quarter 1995 was reduced from the statutory rate due to the realization of $200,000 of valuation allowance.

         During 1993, the Company acquired Mark Resources Corporation, a taxable business combination accounted for as a purchase. Deferred tax assets of $3.9 million and a deferred tax liability of $8.1 million were recorded in connection with the business combination. During 1994, the Company acquired Gillring Oil Company and Grand Banks Energy Company, taxable business combinations accounted for as purchases. Deferred tax assets of $3.5 million and deferred tax liabilities of $3.4 million were recorded in connection with these transactions. The Company acquired Red Eagle Resources Corporation, a taxable business combination accounted for as a purchase. Deferred tax liabilities of $12.7 million and deferred tax assets of $500,000 were recorded in connection with this transaction.

         For the three months ended March 31, 1994 and 1995, the Company made a provision for federal income taxes of $2,000 and $117,000, respectively. At March 31, 1995, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $11.7 million which are subject to annual limitations as to their utilization and otherwise expire between 1996 and 2009 if unused. The Company has alternative minimum tax net operating loss carryovers of $6.9 million which are subject to annual limitations as to their utilization and otherwise expire from 1996 to 2009 if unused. The Company has statutory depletion carryover of approximately $8.5 million and an alternative minimum tax credit carryover of $700,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(11)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Over 70% of developed gas reserves are sold under market sensitive contracts or fixed price contracts which expire within the next twelve months. For the three months ended March 31, 1995, no customer accounted for 10% or more of the Company's total oil and gas revenues. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. The Company sells to oil purchasers on a basis of price and service.

(12)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information in thousands with respect to oil and gas activities:

                                                                   December 31,        March 31,
                                                                       1994              1995
                                                                   ------------       -----------
                                                                                      (unaudited)
      Capitalized costs:
          Proved properties..................................       $ 132,775          $ 145,588
          Unproved properties................................             598                661
                                                                    ---------          ---------
              Total..........................................         133,373            146,249
          Accumulated depletion, depreciation and
             amortization....................................          20,409             23,010
                                                                    ---------          ---------

              Net capitalized costs..........................       $ 112,964          $ 123,239
                                                                    =========          =========

                                                                    Year Ended      Quarter Ended
                                                                   December 31,       March 31,
                                                                       1994             1995
                                                                   ------------     -------------
                                                                                     (unaudited)
      Costs incurred:
          Property acquisition...............................       $  59,501          $  11,184
          Development........................................           9,518              1,692
          Exploration........................................             192                 61
                                                                    ---------          ---------

              Total costs incurred...........................       $  69,211          $  12,937
                                                                    =========          =========

(13)     RELATED PARTY TRANSACTIONS:

         Mr. Edelman, Chairman of the Company, is also an executive officer and shareholder of Snyder Oil Corporation ("SOCO"). In 1994, the Company purchased 30,000 shares of its common stock from SOCO for $240,000. The purchase price was based upon the prior day's closing price for the stock as quoted on NASDAQ, less $.25. At March 31, 1995, SOCO owned 1.6% and Mr. Edelman owned 6.5% of the Company's common stock. Subsequent to March 31, 1995, SOCO sold its remaining shares of the Company's common stock.

         During 1994 and the first quarter of 1995, the Company incurred costs of $369,000 and $145,000, respectively, with the Hawthorne Company for advisory services paid in connection with the purchase of oil and gas properties. Mr. Aikman, a director of the Company, is an executive officer and a principal owner of the Hawthorne Company. The amount incurred was on a basis similar to that paid by the Company to third party for similar services.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         During the three months ended March 31, 1995, the Company added $10 million of assets and increased stockholders' equity by $14 million. The growth was achieved primarily through the purchase of the remaining equity of Red Eagle. Net income for the first quarter of 1995 increased 89% to $795,000 as compared to $420,000 in the prior year. These results were primarily due to higher production volumes attributable to the acquisitions and development completed in 1994. Working capital at March 31, 1995 was $4.5 million, representing a $3.5 million increase over the corresponding amount at December 31, 1994. At March 31, 1995, the Company had $6.1 million in cash and total assets of $151.8 million. During the first three months of 1995, senior debt rose from $62 million to $66 million.

         At March 31, 1995, capitalization totaled $140.4 million, of which 41% was represented by stockholders' equity, 47% by long-term debt and the remainder by deferred income taxes. Essentially all of the long-term debt is comprised of borrowings under a $150 million revolving credit facility. The facility currently provides for quarterly payments of interest with principal payments beginning October 1997. On May 10, 1995, the borrowing base was $75 million, with $62.8 million outstanding.

         For the three months ended March 31, 1995, cash flow from operations totaled $4.0 million, a 44% increase compared to the year prior period. The cash flow plus bank borrowings and nearly $200,000 of proceeds from asset sales funded $4.5 million of cash acquisitions and development expenditures. An additional $8.4 million of common stock was issued in exchange for the remaining equity of Red Eagle, bringing total acquisitions for the three months to $12.8 million. The Company expects to continue to fund its acquisition and development activities from internally generated cash flow, borrowings under its revolving credit facility and the issuance of debt and equity securities. During the next twelve months, non-discretionary capital requirements include $375,000 of preferred stock dividends and $590,000 of debt principal payments. Additionally, the Company expects to continue its acquisition and development activities in 1995. Although these expenditures are principally discretionary, the Company is currently projecting that it will spend approximately $15 million on development activities in 1995, of which $1.7 million was incurred in the first quarter. Cash flow from operations is expected to be sufficient to fund development expenditures with the remainder available to fund acquisitions. The Company has instituted a program to repurchase shares of its common stock from stockholders who own less than 100 shares. Through March 31, 1995, a total of 34,900 shares had been repurchased for approximately $297,800, of which 5,800 were repurchased in the first quarter of 1995. The Company estimates that the total cost to repurchase common stock from odd-lot stockholders will be less than $500,000.

         Virtually all oil and gas properties are subject to production declines over time. Through acquisitions, the Company has increased its reserves in each of the last five years. It is anticipated that the Company will continue to build reserves primarily through acquisitions and development over the next several years. The profitability of production and, to a lesser extent, other areas of the Company's business are influenced by energy prices.

RESULTS OF OPERATIONS

         The Company reported net income for the three months ended March 31, 1995 of $795,000, an 89% increase over first quarter 1994. The increase is the result of higher production volumes attributable to properties acquired in 1994, as well as the success of the 1994 development program.

         During the quarter, oil and gas production volumes increased 56% to 592,000 equivalent barrels, an average of 6,580 BOE per day. The higher production volumes were partially offset by a 9% decrease in the average price received per BOE of production from $13.74 to $12.55. The average oil price increased 33% from $12.26 to $16.36 per barrel while average gas prices dropped 25% from $2.38 to $1.78 per Mcf. As a result of the Company's larger base of producing properties, operating expenses increased 45% to $3.2 million. However, the average operating cost per BOE decreased 9% from $5.73 in 1994 to $5.24 in 1995.

         Gas transportation and marketing revenues rose 94% to $786,000 versus $405,000 in the first three months of 1994. The higher revenues were due primarily to the increasing activity in the marketing of oil and gas and increased gas transportation revenues on its growing number of operated properties. Coupled with this increase in gas transportation and marketing revenues was a 97% increase in associated expenses for the year.

         Field services revenues increased 20% in the first quarter of 1995, despite the sale of virtually all well servicing and brine hauling and disposal assets in Appalachia which was completed in late 1994. The decrease due to the sale was offset by higher well operating revenues on properties acquired in 1994. Additionally, field service activities increased significantly in the first quarter 1995 due to the Red Eagle acquisition. Field services expenses decreased slightly in the first quarter of 1995 versus 1994. The increased costs of well operations were more than offset by the elimination of costs resulting from the 1994 sale of the well servicing and brine hauling and disposal activities.

         Exploration expense increased 177% due to the Company's increased involvement in acreage acquisition, seismic and exploratory drilling. All of these expenditures relate to further expanding the Company's existing core operating areas.

         General and administrative expenses increased 60% from $475,000 in 1994 to $758,000 in 1995. As a percentage of revenues, general and administrative expenses were 7% in the first quarter 1995, up slightly over 1994. Interest and other income rose six-fold primarily due to a higher level of non-strategic property sales. Interest expense increased 111% to $1.2 million primarily as a result of the higher average outstanding debt balance during the period due to the financing of acquisitions and, to a lesser extent, rising interest rates.

         Depletion, depreciation and amortization expense rose 29% as a result of increased production volumes Offsetting the effect of higher production volumes was an 11% reduction in the depletion rate to $4.39 per BOE.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

         In January 1995, a lawsuit (the "Lawsuit") was filed in the Delaware Court of Chancery, New Castle County, against Red Eagle Resources Corporation, each of the members of the Board of Directors of Red Eagle and the Company. The Plaintiff seeks to represent all holders (the "Class") of Red Eagle common stock, excluding the Red Eagle Directors and Lomak. The Lawsuit seeks, among other remedies, some of which are in the alternative, certification of the Lawsuit as a class action, designation of the Plaintiff as representative of the Class and Plaintiff's counsel as counsel to the Class; declaration that the Red Eagle Directors breached their fiduciary duties owed to the Class; and award of unspecified compensatory damages, prejudgment interest and costs and disbursements of the Lawsuit including counsel fees.

Items 2 - 5.      Not applicable

Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended March 31, 1994 and 1995, filed herewith.

         27       Financial data schedule

         (b)  Reports on Form 8-K

         No current reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                      LOMAK PETROLEUM, INC.

                                      By:       (Thomas W. Stoelk)
                                          -------------------------------------
                                                 Thomas W. Stoelk
                                                 Vice President - Finance
                                                 Chief Financial Officer

May 11, 1995

                                  EXHIBIT INDEX

                                                                   Sequentially
   Exhibit Number              Description of Exhibit              Numbered Page
   --------------         --------------------------------         -------------
         11.1             Statement re: computation of per              19
                          share earnings for the three
                          months ended March 31, 1994
                          and 1995, filed herewith.

         27               Financial data schedule                       20