Form 10-Q
period 1995-06-30
LOMAK PETROLEUM INC
filed 1995-08-11
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)

     {x}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended June 30, 1995

     { }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transaction period from ______ to ________
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

          11,958,729 Common Shares were outstanding on August 7, 1995.

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

                             LOMAK PETROLEUM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 December 31,          June 30,
                                                                     1994                1995
                                                                 ------------        ------------
                                                                                      (unaudited)
ASSETS
Current assets
 Cash and equivalents . . . . . . . . . . . . . . . . . .         $      4,897         $     5,307
 Accounts receivable  . . . . . . . . . . . . . . . . . .                9,431               8,216
 Inventory and other  . . . . . . . . . . . . . . . . . .                1,592               1,417
                                                                  ------------         -----------
                                                                        15,920              14,940
                                                                  ------------         -----------

Oil and gas properties, successful efforts method . . . .              133,373             155,110
  Accumulated depletion, depreciation and amortization  .              (20,409)            (25,866)
                                                                  ------------         -----------
                                                                       112,964             129,244
                                                                  ------------         -----------

Gas transportation and field service assets . . . . . . .               16,125              16,295
  Accumulated depreciation   . . . . . . . . . . . . . . .              (3,241)             (3,257)
                                                                  ------------         -----------
                                                                        12,884              13,038
                                                                  ------------         -----------
                                                                  $    141,768         $   157,222
                                                                  ============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable . . . . . . . . . . . . . . . . . . . .         $      8,421         $     5,941
 Accrued liabilities  . . . . . . . . . . . . . . . . . .                5,790               3,750
 Current portion of debt (Note 5) . . . . . . . . . . . .                  707                 503
                                                                  ------------         -----------
                                                                        14,918              10,194
                                                                  ------------         -----------

Senior debt (Note 5)  . . . . . . . . . . . . . . . . . .               61,885              71,132

Deferred taxes (Note 10)  . . . . . . . . . . . . . . . .               16,390              17,012

Commitments and contingencies (Note 6)  . . . . . . . . .

Minority interest . . . . . . . . . . . . . . . . . . . .                5,327                   -

Stockholders' equity (Notes 7 and 8)
 Preferred stock, $1 par, 2,000,000 shares authorized,
     7-1/2% convertible preferred, 200,000 issued
     (liquidation preference $5,000,000)  . . . . . . . .                  200                 200
 Common stock, $.01 par, 20,000,000 shares authorized,
     9,754,010 and 11,928,047 issued  . . . . . . . . . .                   97                 119
 Capital in excess of par value . . . . . . . . . . . . .               50,495              64,476
 Retained earnings (deficit) . . . . . . . . . . . . . . .              (7,544)             (5,911)
                                                                  ------------         -----------
                                                                        43,248              58,884
                                                                  ------------         -----------
                                                                  $    141,768         $   157,222
                                                                  ============         ===========

                            SEE ACCOMPANYING NOTES.

                             LOMAK PETROLEUM, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                     June 30,
                                                                   ----------------------        -----------------------
                                                                     1994           1995           1994           1995
                                                                   -------        -------        -------         -------
                                                                        (unaudited)                   (unaudited)
     Revenues
       Oil and gas sales   . . . . . . . . . . . . . . . .         $ 6,349        $ 7,903        $11,569         $15,333
       Field services  . . . . . . . . . . . . . . . . . .           2,216          2,350          4,261           4,893
       Gas transportation and marketing  . . . . . . . . .             503            729            908           1,515
       Interest and other  . . . . . . . . . . . . . . . .             207            606            243             751
                                                                   -------        -------        -------         -------
                                                                     9,275         11,588         16,981          22,492
                                                                   -------        -------        -------         -------
     Expenses
       Direct operating  . . . . . . . . . . . . . . . . .           2,640          3,289          4,818           6,438
       Field services  . . . . . . . . . . . . . . . . . .           1,662          1,278          3,271           2,876
       Gas transportation and marketing  . . . . . . . . .             115            191            216             390
       Exploration   . . . . . . . . . . . . . . . . . . .              95            145            142             275
       General and administrative  . . . . . . . . . . . .             583            761          1,057           1,519
       Interest  . . . . . . . . . . . . . . . . . . . . .             681          1,242          1,229           2,399
       Depletion, depreciation and amortization  . . . . .           2,689          3,104          5,016           6,105
                                                                   -------        -------        -------         -------
                                                                     8,465         10,010         15,749          20,002
                                                                   -------        -------        -------         -------
     Income before taxes . . . . . . . . . . . . . . . . .             810          1,578          1,232           2,490
     Income taxes
       Current   . . . . . . . . . . . . . . . . . . . . .              64             31             66              47
       Deferred  . . . . . . . . . . . . . . . . . . . . .               -            521              -             622
                                                                   -------        -------        -------         -------
                                                                        64            552             66             669
                                                                   -------        -------        -------         -------
     Net income  . . . . . . . . . . . . . . . . . . . . .         $   746        $ 1,026        $ 1,166         $ 1,821
                                                                   =======        =======        =======         =======
     Net income applicable to
       common shares   . . . . . . . . . . . . . . . . . .         $   652        $   932        $   979         $ 1,633
                                                                   =======        =======        =======         =======
     Earnings per common share . . . . . . . . . . . . . .         $   .07        $   .08        $   .11         $   .14
                                                                   =======        =======        =======         =======
     Weighted average shares outstanding . . . . . . . . .           9,118         12,075          8,942          11,315
                                                                   =======        =======        =======         =======

                                             SEE ACCOMPANYING NOTES.

                             LOMAK PETROLEUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Six Months Ended June 30,
                                                                -------------------------------
                                                                  1994                   1995
                                                                --------               --------
                                                                          (unaudited)
Cash flows from operations:
Net income  . . . . . . . . . . . . . . . . . . . . .           $  1,166               $  1,821
Adjustments to reconcile net income to
  net cash provided by operations:
    Depletion, depreciation and amortization  . . . .              5,016                  6,104
    Deferred income taxes   . . . . . . . . . . . . .                 54                    622
    Changes in working capital net of
      effects of purchases of businesses:
        Accounts receivable . . . . . . . . . . . . .                857                  1,280
        Inventory and other . . . . . . . . . . . . .                  7                    174
        Accounts payable  . . . . . . . . . . . . . .                116                 (2,480)
        Accrued liabilities . . . . . . . . . . . . .             (2,014)                (2,041)
    Gain on sale of assets and other  . . . . . . . .               (290)                  (712)
                                                                --------               --------
Net cash provided by operations . . . . . . . . . . .              4,912                  4,768

Cash flows from investing:
    Acquisition of businesses, net of cash  . . . . .             (7,992)                    -
    Oil and gas properties  . . . . . . . . . . . . .            (10,967)               (13,729)
    Additions to property and equipment   . . . . . .               (538)                (1,373)
    Proceeds on sale of assets  . . . . . . . . . . .              1,202                  1,741
                                                                --------               --------
  Net cash used in investing  . . . . . . . . . . . .            (18,295)               (13,361)

Cash flows from financing:
    Proceeds from indebtedness  . . . . . . . . . . .             17,761                  9,246
    Repayments of indebtedness  . . . . . . . . . . .               (249)                  (180)
    Preferred stock dividends   . . . . . . . . . . .               (187)                  (187)
    Proceeds from common stock issuance   . . . . . .                548                    181
    Repurchase of common stock  . . . . . . . . . . .                  -                    (57)
                                                                --------               --------
Net cash provided by financing  . . . . . . . . . . .             17,873                  9,003
                                                                --------               --------
Change in cash  . . . . . . . . . . . . . . . . . . .              4,490                    410

Cash and equivalents at beginning of period . . . . .              2,019                  4,897
                                                                --------               --------
Cash and equivalents at end of period . . . . . . . .           $  6,509               $  5,307
                                                                ========               ========

                            SEE ACCOMPANYING NOTES.

                             LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak"), is engaged in the acquisition, development and enhancement of oil and gas properties in the United States.
The Company was founded in 1976. Until 1988, Lomak primarily pursued drilling opportunities in the Appalachian Basin. In 1988, the Company shifted its focus to growth through acquisitions and subsequently expanded its core operating areas to include Texas and Oklahoma. In 1993, Lomak began to develop its inventory of development projects. Since 1988, sixty-one acquisitions have been consummated at a total cost of $138 million.

         Lomak's acquisition effort is focused on properties with purchase prices of less than $30 million within its core areas of operation. Management believes these purchases are less competitive than those involving larger property interests. To the extent purchases continue to be made primarily within existing core areas, efficiencies in operations, drilling, gas marketing and administration should be realized. In 1993, Lomak initiated a program to exploit its inventory of over 500 development projects. In the future, Lomak expects its growth to be driven by a combination of acquisitions and development.


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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geographical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Gas is converted to equivalent barrels at the rate of six Mcf per barrel. The depletion rates per equivalent barrel produced were $4.92 and $4.38 respectively, in the second quarters of 1994 and 1995. Approximately $12.9 million and $10.5 million of oil and gas properties were classified as proved undeveloped or unproved and, therefore, not subject to depletion as of December 31, 1994 and June 30, 1995, respectively. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the amount of any impairment is charged to expense.

GAS TRANSPORTATION AND FIELD SERVICE ASSETS

         The Company owns and operates approximately 500 miles of gas gathering lines in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to fifteen years.

         The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except for two buildings which were sold in the first six months of 1995. In the third quarter, the Company purchased a new larger office building, to replace the two mentioned above, which will be depreciated over a twenty year period ending in 2015.

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

(3)      ACQUISITIONS AND DEVELOPMENT:

         Since 1988, the Company has acquired $138 million of oil and gas properties and field service assets. During 1994, the Company completed $63 million of acquisitions. In the first six months of 1995, acquisitions totaling $8 million were completed excluding the completion of the Red Eagle Resources transaction in February. In July 1995, the Company announced the acquisition of additional properties in Pennsylvania and West Virginia for $20.2 million. The 1994 and 1995 acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of common stock. These acquisitions are discussed below.

         1995 ACQUISITIONS

         Big Lake Area. The Company purchased interests in 135 wells in the Big Lake area of West Texas for $1.9 million. The Company also assumed operations of these properties.

         Okeene Area. The Company purchased interests in 56 wells and a waterflood project for $4.8 million. The Company assumed operations of these properties.

         Laura LaVelle Area. The Company purchased interests in 3 wells located in the Gaston field of East Texas for $455,000.

         Gulf Coast Area. The Company purchased interest in 2 wells located in the Gulf Coast area of South Texas for $407,000.

         Ohio Trend Area. The Company acquired certain interests in Lomak managed partnerships for $151,000.

         1994 ACQUISITIONS

         Red Eagle Resources Corporation.    In December 1994, the Company had
acquired effective control of Red Eagle principally through the purchase of two common stockholders' holdings. On February 15, 1995, the remaining stockholders of Red Eagle common stock voted to approve the merger of Red Eagle with a wholly owned subsidiary of the Company in exchange for approximately 2.2 million shares of the Company's common stock. The total purchase price was approximately $31 million. The additional equity of Red Eagle acquired on February 15, 1995 is reflected as minority interest on the Company's balance sheet at December 31, 1994. Red Eagle's assets included interests in approximately 370 producing wells located primarily in the Okeene Area of Oklahoma's Anadarko Basin. At June 30, 1995, Red Eagle owned interests in 370 wells and managed thirty-three limited partnerships.

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

         DEVELOPMENT

         Beginning in late 1993, the Company instituted a development program to compliment its acquisition activities. Approximately $3.7 million and $9.5 million of development expenditures were incurred in 1993 and 1994, respectively. The 1994 activity included the drilling of 71 wells and the recompletion of 20 wells. At year end 1994, over 500 proven recompletion and drilling projects had been identified on the Company's properties. In 1995, $10-$12 million is expected to be expended on development activities, of which $3.5 million was spent in the first six months. During this period, sixteen wells were drilled or recompleted.

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

                                                     Six Months Ended June 30,
                                               ------------------------------------
                                                     1994                 1995
                                               ----------------     ---------------
                                               (in thousands except per share data)
            Revenues  . . . . . . . . .            $  24,514            $  22,492
            Net income  . . . . . . . .                3,422                1,886
            Earnings per share  . . . .                  .27                  .15

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual results had the acquisitions been made at the beginning of each period presented or to necessarily be indicative of future operations. Included in the 1994 pro forma financial information are revenues regarding Red Eagle partnership activities which contributed $.12 per share. These activities have been discontinued and therefore are not reflected in the 1995 results.

 (4)     NOTES RECEIVABLE:

         At June 30, 1995, the Company had $165,000 of notes receivable from three of its officers, which were issued in connection with the exercise of stock options held by them. In July 1995, notes from two of the officers amounting to $105,000 were repaid. The remaining principal is due beginning in March 1997. Interest on the remaining $60,000 of notes is payable quarterly at a rate of prime plus one percent.

(5)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at June 30, 1995 are shown parenthetically and dollar amounts are stated in thousands:

                                                                   December 31,         June 30,
                                                                       1994               1995
                                                                    ----------        ------------
                                                                                       (unaudited)
            Bank credit facility (7.71%)  . . . . . . .             $   61,870         $    71,100
            Other (5.90% - 9.25%) . . . . . . . . . . .                    722                 535
                                                                    ----------         -----------
                                                                        62,592              71,635
            Less amounts due within one year  . . . . .                    707                 503
                                                                    ----------         -----------
                   Senior debt, net . . . . . . . . . .             $   61,885         $    71,132
                                                                    ==========         ===========

         The Company maintains a $150 million revolving bank credit facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At August 11, 1995, the borrowing base on the credit facility was $75 million. Upon completion of a pending acquisition, the
borrowing base will increase to $90 million.   The facility bears interest at
prime rate or LIBOR plus 1.50% (which reduces to 1.25% in certain circumstances) and is secured by substantially all of the Company's oil and gas properties. Interest is payable quarterly and the loan is payable in sixteen quarterly installments beginning October 1, 1997. A commitment fee of 3/8% of the undrawn balance is payable quarterly. It is the Company's policy to extend the term period of the credit facility annually.

         The Company's other debt is comprised of a joint venture credit facility and secured equipment financings. The joint venture credit facility bears interest at prime rate plus 3/4% and is payable in quarterly installments through October 1, 1995. At June 30, 1995 the Company owned 50% of the joint venture and therefore included 50% (or $372,000) of the amount outstanding under the joint venture credit facility. Until repaid in full in June 1995, the Company was liable for an industrial revenue bond in connection with its office building in Ohio. This bond bore interest at 70% of the prime rate.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. Interest paid during the six months ended June 30, 1994 and 1995 totaled $1.1 million and $2.4 million, respectively.

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

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

(7)      PREFERRED SHARES AND WARRANTS:

         In June 1993, $5,000,000 (200,000 shares) of 7.5% cumulative convertible exchangeable preferred stock ("7.5% Preferred") was privately placed. The 7.5% Preferred is convertible, at the option of the holders, into 576,945 shares of common stock, at an average conversion price of $8.67 per share. Beginning in July 1995, the Company may convert the 7.5% Preferred into common stock if the closing price of the common stock has exceeded $11.475 per share for at least twenty of the thirty preceding trading days. Beginning in July 1996, the Company may redeem the 7.5% Preferred at a 7.5% premium to liquidation value. Holders of the 7.5% Preferred are entitled to two votes per share on matters presented to the shareholders. At the Company's option, it can exchange the 7.5% Preferred for convertible subordinate notes due July 1, 2003. The notes carry the same conversion and redemption terms as the 7.5% Preferred.

         Warrants to acquire 40,000 shares of common stock at a price of $7.50 per share were outstanding at June 30, 1995. These warrants expire in December 1996.

(8)      STOCK OPTION AND PURCHASE PLANS:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 1.5 million shares of common stock. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the six months ended June 30, 1995 options covering 20,001 shares were exercised at $3.75 per share. At June 30, 1995, a total of 933,149 options were outstanding under the plan, of which 370,994 options were exercisable. The exercise prices of outstanding options in the plan range from $3.375 to $9.375 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan covers a maximum of 200,000 shares and only non-employee directors are eligible under it. At June 30, 1995, 44,000 options were outstanding under the Directors Plan and of which 3,600 were exercisable. The exercise price of the outstanding options is $7.75 per share.

         In 1994, the stockholders approved the 1994 Stock Purchase Plan (the "1994 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company had a 1989 Stock Purchase Plan (the "1989 Plan") which was identical to the 1994 Plan except that it covered 333,333 shares. Upon adoption of the 1994 Plan, the 1989 Plan was terminated. The plan is administered by the Compensation Committee of the Board. During the six months ended June 30, 1995, the Company sold 37,928 unregistered common shares to officers and outside directors. Through June 30, 1995, a total of 340,000 unregistered shares of common stock had been sold under the stock purchase plans, for a total consideration of approximately $1.5 million at prices equal to 75% of market value at the time of the sale.

 (9)     BENEFIT PLAN:

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan annually. Company contributions for 1994 totaled $226,000.

(10)     INCOME TAXES:

         In 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate prior year financial statements. As a result of tax basis in excess of the basis on the financial statements at January 1, 1993, the Company estimated deferred tax assets of $2.6 million and deferred tax liabilities of $900,000, for net deferred tax assets of $1.7 million. Due to uncertainty as to the Company's ability to realize the tax benefit, a valuation allowance was established for the full amount of the net deferred tax assets. In 1993, 1994 and the first half of 1995, income taxes were reduced from the statutory rate of 34% by approximately $500,000, $900,000 and $200,000, respectively through realization of a portion of the valuation allowance.

         During 1993, the Company acquired Mark Resources Corporation, a taxable business combination accounted for as a purchase. Deferred tax assets of $3.9 million and a deferred tax liability of $8.1 million were recorded in the transaction. During 1994, the Company acquired Gillring Oil Company and Grand Banks Energy Company, taxable business combinations accounted for as purchases. Deferred tax assets of $3.5 million and deferred tax liabilities of $3.4 million were recorded in these transactions. In late 1994, the Company acquired Red Eagle Resources Corporation, a taxable business combination accounted for as a purchase. Deferred tax liabilities of $12.7 million and deferred tax assets of $500,000 were recorded in this transaction.

         For the six months ended June 30, 1994 and 1995, the Company made a provision for federal income taxes of $66,000 and $547,000, respectively. At June 30, 1995, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $11.7 million which are subject to annual limitations as to their utilization and expire between 1996 and 2009. The Company has alternative minimum tax net operating loss carryovers of $6.9 million which are subject to annual limitations as to their utilization and expire from 1996 to 2009. The Company has statutory depletion carryover of approximately $8.5 million and an alternative minimum tax credit carryover of $700,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(11)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Over 70% of developed gas reserves are sold under market sensitive contracts or fixed price contracts which expire within the next twelve months. For the six months ended June 30, 1995, no customer accounted for 10% or more of the Company's total oil and gas revenues. Oil is sold on a basis such that
the purchaser can be changed on 30 days notice.   The price received is
generally equal to a posted price set by the major purchasers in the area. The Company sells to oil purchasers on a basis of price and service.

(12)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                               December 31,         June 30,
                                                                   1994               1995
                                                                ----------          ----------
                                                                                    (unaudited)
Capitalized costs:
    Proved properties . . . . . . . . . . . . . . .             $  132,775          $  153,163
    Unproved properties . . . . . . . . . . . . . .                    598               1,947
                                                                ----------          ----------
       Total  . . . . . . . . . . . . . . . . . . .                133,373             155,110
    Accumulated depletion, depreciation and
       amortization . . . . . . . . . . . . . . . .                 20,409              25,866
                                                                ----------          ----------
       Net capitalized costs  . . . . . . . . . . .             $  112,964          $  129,244
                                                                ==========          ==========

                                                                                   Six Months
                                                                Year Ended            Ended
                                                               December 31,          June 30,
                                                                   1994                1995
                                                                ----------          ----------
                                                                                    (unaudited)
Costs incurred:
    Property acquisition  . . . . . . . . . . . . .             $   59,501          $   18,561
    Development . . . . . . . . . . . . . . . . . .                  9,518               3,534
    Exploration . . . . . . . . . . . . . . . . . .                    192                 123
                                                                ----------          ----------
       Total costs incurred   . . . . . . . . . . .             $   69,211          $   22,218
                                                                ==========          ==========


(13)  SUBSEQUENT EVENT:

         On June 30, 1995, Lomak Petroleum, Inc. ("Lomak") executed a purchase and sale agreement with a subsidiary of Parker & Parsley Petroleum Company to acquire properties in Pennsylvania and West Virginia for $20.2 million. The acquisition includes approximately 825 producing gas wells, 300 miles of gas gathering lines, 16,400 net acres of undeveloped leases and associated real estate and equipment. Over 90% of the reserves are located in proximity to Lomak's existing Pennsylvania operations. The properties are also estimated to contain over 50 proven drilling locations.

(14) RELATED PARTY TRANSACTIONS:

         Mr. Edelman, Chairman of the Company, is also an executive officer and shareholder of Snyder Oil Corporation ("SOCO"). At June 30, 1995, Mr. Edelman owned 6.4% of the Company's common stock. In 1994, the Company repurchased 30,000 shares of its common stock from SOCO for $240,000. The purchase price was based upon the prior day's closing price for the stock as quoted on NASDAQ. By June 30, 1995, SOCO had sold all of its shares of the Company's common stock.

         During 1994 and the six months ended June 30, 1995, the Company incurred fees of $369,000 and $145,000, respectively, to the Hawthorne Company in connection with acquisitions. Mr. Aikman, a director of the Company, is an executive officer and a principal owner of the Hawthorne Company. The fees were similar to those paid by the Company to third parties for similar services.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         During the three months ended June 30, 1995, the Company added $5.4 million of assets and increased stockholders' equity by $1.2 million. The growth was achieved primarily through acquisitions and development. Net income for the second quarter of 1995 increased 38% to $1 million as compared to $700,000 in the prior year. The increases were primarily due to higher production volumes attributable to acquisitions and development projects. Working capital at June 30, 1995 was $4.7 million, representing a $3.7 million increase over the corresponding amount at December 31, 1994. At June 30, 1995, the Company had $5.3 million in cash and total assets of $157 million. During the quarter, senior debt rose from $66.8 million to $71.6 million.

         At June 30, 1995, capitalization totaled $147 million, of which 40% was represented by stockholders' equity, 48% by long-term debt and the remainder by deferred taxes. Essentially all of the long-term debt is comprised of borrowings under a $150 million revolving bank credit facility. The facility currently provides for quarterly payments of interest with principal payments beginning October 1997. On August 11, 1995, the available borrowing base under the facility was $75 million, with $71.1 million outstanding. Upon completion of a pending acquisition, the borrowing base will increase to $90 million.

         For the three months ended June 30, 1995, cash flow from operations totaled $4.8 million, a 36% increase over the prior year period. Cash flow plus bank borrowings funded $9.2 million of acquisitions and development expenditures. The Company expects to continue to fund its acquisition and development activities from internally generated funds, borrowings under its credit facility and the issuance of debt and equity securities. During the next twelve months, non-discretionary capital requirements include $375,000 of preferred dividends and $503,000 of debt principal payments. Additionally, the Company expects to continue its acquisition and development activities in 1995. Although these expenditures are principally discretionary, the Company is currently projecting that it will spend $10-$12 million on development activities in 1995, of which $3.5 million was incurred in the first six months of 1995. Cash flow from operations is expected to be more than sufficient to fund development expenditures with the remainder available to fund acquisitions. In 1994, the Company instituted a program to repurchase its common stock from stockholders who own less than 100 shares. Through June 30, 1995, a total of 37,700 shares had been repurchased for $309,500, of which 8,600 were repurchased in 1995.

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

RESULTS OF OPERATIONS

         The Company reported net income for the three months ended June 30, 1995 of $1 million, a 38% increase over second quarter 1994. The increase is the result of higher production volumes attributable to acquisitions and development.

         During the quarter, oil and gas production volumes increased 35% to 615,000 equivalent barrels, an average of 6,762 BOE per day. The higher production volumes were partially offset by an 8% decrease in the average price received per BOE of production from $13.90 to $12.85. The average oil price increased 10% from $15.56 to $17.19 per barrel while average gas prices dropped 19% from $2.17 to $1.75 per Mcf. As a result of the Company's larger base of producing properties, operating expenses increased 25% to $3.3 million. However, the average operating cost per BOE produced decreased 8% from $5.79 in 1994 to $5.34 in 1995.

         Gas transportation and marketing revenues rose 45% to $729,000 versus $503,000 in the second quarter of 1994. The higher revenues were due primarily to the increasing activity in the marketing of oil and gas and increased gas transportation revenues on its growing number of operated properties. Coupled with this increase in gas transportation and marketing revenues was a 66% increase in associated expenses for the year. The disproportionate increase in expenses was entirely due to an increase in the amount of general and administrative expenses allocated to these activities.

         Field services revenues increased 6% in the second quarter of 1995, despite the sale of virtually all well servicing and brine hauling and disposal assets in Appalachia in late 1994. The revenues eliminated due to the sale were offset by higher well operating revenues on properties acquired in 1994. Additionally, field service activities increased significantly in the second quarter 1995 due to the Red Eagle acquisition. Field services expenses decreased 23% in the second quarter of 1995 versus 1994. The increased costs of well operations were more than offset by the elimination of costs resulting from the 1994 sale of the well servicing and brine hauling and disposal activities.

         Exploration expense increased 53% due to the Company's increased involvement in acreage acquisition, seismic and exploratory drilling. All of these expenditures relate to further expanding the Company's existing core operating areas.

         General and administrative expenses increased 31% from $583,000 in 1994 to $761,000 in 1995. As a percentage of revenues, general and administrative expenses were 7% in the second quarter 1995, level with 1994. Interest and other income rose 193% primarily due to a higher level of non-strategic property sales. Interest expense increased 82% to $1.2 million primarily as a result of the higher average outstanding debt balance during the period due to the financing of acquisitions and, to a lesser extent, rising interest rates.

         Depletion, depreciation and amortization expense rose 15% as a result of increased production volumes. Offsetting the effect of higher production volumes was an 11% reduction in the depletion rate to $4.38 per BOE in the second quarter of 1995.

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

Items 2 - 5.     Not applicable


Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended June 30, 1994 and 1995, filed herewith.

         11.2 Statement re: computation of per share earnings for the six months ended June 30, 1994 and 1995, filed herewith.

         27      Financial data schedule


         (b)  Reports on Form 8-K

                 Current report on Form 8-K dated July 13, 1995 regarding the acquisition of oil and gas property from a subsidiary of Parker & Parsley Petroleum Company.

                                  SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                           LOMAK PETROLEUM, INC.



                                           By:  /s/  (Thomas W. Stoelk)
                                                --------------------------------
                                                       Thomas W. Stoelk
                                                       Vice President - Finance
                                                       Chief Financial Officer





August 11, 1995

                                EXHIBIT INDEX

                                                             Sequentially
Exhibit Number            Description of Exhibit             Numbered Page
- --------------            ----------------------             -------------
      11.1           Statement  re:  computation  of               19
                     per  share   earnings  for  the
                     three  months  ended  June  30,
                     1994 and 1995, filed herewith.

      11.2           Statement  re:  computation  of               20
                     per share earnings for  the six
                     months ended June 30,  1994 and
                     1995, filed herewith.

      27             Financial data schedule                       21