Form 10-Q
period 1995-09-30
LOMAK PETROLEUM INC
filed 1995-11-13
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)

     {x}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1995

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

         12,063,238 Common Shares were outstanding on November 6, 1995.

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

                            LOMAK PETROLEUM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 December 31,        September 30,
                                                                     1994                1995
                                                                ---------------     --------------
                                                                                      (unaudited)
ASSETS
Current assets
 Cash and equivalents . . . . . . . . . . . . . . . . . .         $      4,897         $     2,401
 Accounts receivable  . . . . . . . . . . . . . . . . . .                9,431              10,559
 Inventory and other  . . . . . . . . . . . . . . . . . .                1,592               1,470
                                                                ---------------     --------------
                                                                        15,920              14,430
                                                                ---------------     --------------
Oil and gas properties, successful efforts method . . . .              133,373             199,024
  Accumulated depletion, depreciation and amortization   .             (20,409)            (29,124)
                                                                ---------------     --------------
                                                                       112,964             169,900
                                                                ---------------     --------------
Gas transportation and field service assets . . . . . . .               16,125              22,653
  Accumulated depreciation   . . . . . . . . . . . . . . .              (3,241)             (3,678)
                                                                ---------------     --------------
                                                                        12,884              18,975
                                                                ---------------     --------------
                                                                  $    141,768         $   203,305
                                                                ===============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable . . . . . . . . . . . . . . . . . . . .         $      8,421         $     7,198
 Accrued liabilities  . . . . . . . . . . . . . . . . . .                5,790               5,093
 Current portion of debt (Note 5) . . . . . . . . . . . .                  707                 399
                                                                ---------------     --------------
                                                                        14,918              12,690
                                                                ---------------     --------------

Senior debt (Note 5)  . . . . . . . . . . . . . . . . . .               61,885             112,839

Deferred taxes (Note 10)  . . . . . . . . . . . . . . . .               16,390              17,222

Commitments and contingencies (Note 6)  . . . . . . . . .

Minority interest . . . . . . . . . . . . . . . . . . . .                5,327                   -

Stockholders' equity (Notes 7 and 8)
 Preferred stock, $1 par, 2,000,000 shares authorized,
     7-1/2% convertible preferred, 200,000 issued
     (liquidation preference $5,000,000)  . . . . . . . .                  200                 200
 Common stock, $.01 par, 20,000,000 shares authorized,
     9,754,010 and 12,039,968 issued  . . . . . . . . . .                   97                 120
 Capital in excess of par value . . . . . . . . . . . . .               50,495              65,342
 Retained earnings (deficit) . . . . . . . . . . . . . . .              (7,544)             (5,108)
                                                                ---------------     --------------
                                                                        43,248              60,554
                                                                ---------------     --------------
                                                                  $    141,768         $   203,305
                                                                ===============     ==============

                            SEE ACCOMPANYING NOTES

                             LOMAK PETROLEUM, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------     ---------------------------
                                                              1994           1995            1994           1995
                                                          ------------   -----------     -----------    ------------
                                                                  (unaudited)                    (unaudited)
Revenues
  Oil and gas sales   . . . . . . . . . . . . . . . .       $   6,241     $   8,802       $  17,810       $  24,135
  Field services  . . . . . . . . . . . . . . . . . .           2,033          2,216          6,293           7,109
  Gas transportation and marketing  . . . . . . . . .             622            817          1,531           2,332
  Interest and other  . . . . . . . . . . . . . . . .             165            301            407           1,052
                                                          ------------   -----------     -----------    ------------
                                                                9,061         12,136         26,041          34,628
                                                          ------------   -----------     -----------    ------------

Expenses
  Direct operating  . . . . . . . . . . . . . . . . .           2,436          3,496          7,254           9,935
  Field services  . . . . . . . . . . . . . . . . . .           1,590          1,315          4,861           4,192
  Gas transportation and marketing  . . . . . . . . .             130            206            346             595
  Exploration   . . . . . . . . . . . . . . . . . . .             120            197            262             473
  General and administrative  . . . . . . . . . . . .             651            669          1,707           2,187
  Interest  . . . . . . . . . . . . . . . . . . . . .             718          1,423          1,947           3,822
  Depletion, depreciation and amortization  . . . . .           2,631          3,704          7,647           9,808
                                                          ------------   -----------     -----------    ------------
                                                                8,276         11,010         24,024          31,012
                                                          ------------   -----------     -----------    ------------

Income before taxes . . . . . . . . . . . . . . . . .             785          1,126          2,017           3,616

Income taxes
  Current   . . . . . . . . . . . . . . . . . . . . .               4             19             19              66
  Deferred  . . . . . . . . . . . . . . . . . . . . .              59            210            110             832
                                                          ------------   -----------     -----------    ------------
                                                                   63            229            129             898
                                                          ------------   -----------     -----------    ------------

Net income  . . . . . . . . . . . . . . . . . . . . .       $     722     $      897      $   1,888       $   2,718
                                                          ============   ===========     ===========    ============

Net income applicable to
  common shares   . . . . . . . . . . . . . . . . . .       $     628     $      803      $   1,607       $   2,437
                                                          ============   ===========     ===========    ============

Earnings per common share . . . . . . . . . . . . . .       $     .07     $      .07      $     .18       $     .21
                                                          ============   ===========     ===========    ============

Weighted average shares outstanding . . . . . . . . .           9,240         12,130          9,039          11,588
                                                          ============   ===========     ===========    ============


                            SEE ACCOMPANYING NOTES.

                             LOMAK PETROLEUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Nine Months Ended September 30,
                                                           --------------------------------
                                                               1994                1995
                                                           -----------          -----------
                                                                       (unaudited)
Cash flows from operations:
Net income  . . . . . . . . . . . . . . . . . . . . .       $   1,888            $   2,718
Adjustments to reconcile net income to
  net cash provided by operations:
    Depletion, depreciation and amortization  . . . .           7,647                9,808
    Deferred income taxes   . . . . . . . . . . . . .             110                  832
    Changes in working capital net of
        effects of purchases of businesses:
             Accounts receivable  . . . . . . . . . .           1,955               (1,063)
             Inventory and other  . . . . . . . . . .            (496)                 121
             Accounts payable   . . . . . . . . . . .             806               (1,223)
             Accrued liabilities  . . . . . . . . . .          (2,660)                (698)
    Gain on sale of assets and other  . . . . . . . .            (445)                (740)
                                                           -----------          -----------
Net cash provided by operations . . . . . . . . . . .           8,805                9,755

Cash flows from investing:
    Acquisition of businesses, net of cash  . . . . .          (7,992)                   -
    Oil and gas properties  . . . . . . . . . . . . .         (19,148)             (56,913)
    Additions to gas transportation and field service
    assets  . . . . . . . . . . . . . . . . . . . . .            (641)              (7,733)
    Proceeds on sale of assets  . . . . . . . . . . .           2,851                1,770
                                                           -----------          -----------
    Net cash used in investing  . . . . . . . . . . .         (24,930)             (62,876)

Cash flows from financing:
    Proceeds from indebtedness  . . . . . . . . . . .          19,773               50,929
    Repayments of indebtedness  . . . . . . . . . . .            (967)                (258)
    Preferred stock dividends   . . . . . . . . . . .            (281)                (281)
    Proceeds from common stock issuance   . . . . . .             548                  464
    Repurchase of common stock  . . . . . . . . . . .            (242)                (229)
                                                           -----------          -----------
Net cash provided by financing  . . . . . . . . . . .          18,831               50,625
                                                           -----------          -----------

Change in cash  . . . . . . . . . . . . . . . . . . .           2,706               (2,496)

Cash and equivalents at beginning of period . . . . .           2,019                4,897
                                                           -----------          -----------
Cash and equivalents at end of period . . . . . . . .       $   4,725            $   2,401
                                                           ===========          ===========

                            SEE ACCOMPANYING NOTES.

                             LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak"), is engaged in the acquisition, development and enhancement of oil and gas properties in the United States.
The Company was founded in 1976. Until 1988, Lomak primarily pursued drilling opportunities in the Appalachian Basin. In 1988, the Company shifted its focus to growth through acquisitions and subsequently expanded its core operating areas to include Texas and Oklahoma. In 1993, Lomak began to exploit its inventory of development projects. Since 1988, sixty-three acquisitions have been consummated at a total cost of $183 million.

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geographical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Gas is converted to equivalent barrels at the rate of six Mcf per barrel. The depletion rates per equivalent barrel produced were $4.93 and $4.40 respectively, in the third quarters of 1994 and 1995. Approximately $12.9 million and $10.5 million of oil and gas properties were classified as proved undeveloped or unproved and, therefore, not subject to depletion as of December 31, 1994 and September 30, 1995, respectively. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the amount of any impairment is charged to expense.

GAS TRANSPORTATION AND FIELD SERVICE ASSETS

         The Company owns and operates approximately 1,900 miles of gas gathering systems in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to fifteen years.

         The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except for one building which is being depreciated over twenty years.

          In September 1994, the Company sold substantially all of its water hauling and disposal and well servicing assets located in Ohio for $1.8 million. These assets were used in the operations of the Company's brine hauling and disposal and well servicing subsidiaries.

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

(3)      ACQUISITIONS AND DEVELOPMENT:

         Since 1988, the Company has acquired $183 million of oil and gas properties, gas gathering systems and field service assets. During 1994, the Company completed $63 million of acquisitions. In the first nine months of 1995, acquisitions totaling $52.8 million were completed. The 1994 and 1995 acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of common stock. These acquisitions are discussed below.

         1995 ACQUISITIONS

Appalachia
----------

         Transfuel, Inc. In September 1995, the Company acquired proved oil and gas reserves, 1,100 miles of gas gathering lines and 175,000 undeveloped acres of Ohio, Pennsylvania and New York from Transfuel, Inc. for $20.2 million and approximately $800,000 of Common Stock.

         Parker & Parsley Petroleum Company. In August, the Company purchased proved oil and gas reserves, 300 miles of gas gathering lines and 16,400 undeveloped acres in Pennsylvania and West Virginia from Parker & Parsley Petroleum Company for $20.2 million.

Oklahoma
--------
         The Company purchased interests in 52 wells in the Caddo and Canadian counties for $4.8 million. The Company assumed operation of half of these wells.

         Interests in Company operated properties were acquired for $3.4 million.

Texas
-----

         The Company purchased interests in 140 wells located primarily in the Big Lake Area of west Texas and the Laura LaVelle Field of east Texas for $2.8 million.

         1994 ACQUISITIONS

Oklahoma
--------

         Red Eagle Resources Corporation.    In December 1994, the Company
acquired effective control of Red Eagle principally through the purchase of two common stockholders' holdings. In February 1995, the remaining stockholders of Red Eagle common stock voted to approve the merger of Red Eagle with a wholly owned subsidiary of the Company in exchange for approximately 2.2 million shares of the Company's common stock. The total purchase price was approximately $31 million. The additional equity of Red Eagle acquired in February 1995 is reflected as minority interest on the Company's balance sheet at December 31, 1994. Red Eagle's assets included interests in approximately 370 producing wells located primarily in the Okeene Field of Oklahoma's Anadarko Basin. Subsequently, the Company acquired additional interests in 70 Red Eagle wells for $1.7 million.

Texas
-----

         Grand Banks Energy Company. The Company purchased Grand Banks for $3.7 million. Grand Banks' assets included interests in 182 producing wells located in west Texas, essentially all of which are now operated by the Company. Grand Banks owned an average working interest of 70% in the producing reserves, of which 60% was oil. Approximately 40% of Grand Banks' proved reserves are attributed to the Mills-Strain Unit located in the Sharon Ridge Field of Mitchell County, Texas. The Mills-Strain Unit is a waterflood unit producing from the Clearfork Formation at a depth of approximately 2,000 feet. The Mills-Strain Unit has a remaining life of over 20 years. The Company also purchased, for $1.2 million, additional interests in a number of the Grand Banks properties.

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

          The Company acquired from four parties interests in 118 producing wells in the Big Lake Area of west Texas and the Laura LaVelle Field of east Texas for $6.5 million.

Appalachia
----------

         The Company acquired, for $5.0 million, interests in 98 new wells and additional interests in 436 wells which the Company already operated.

         DEVELOPMENT

         Beginning in late 1993, the Company instituted a development program to compliment its acquisition activities. Approximately $3.7 million and $9.5 million of development expenditures were incurred in 1993 and 1994, respectively. At September 30, 1995, over 600 proven recompletion and drilling projects had been identified on the Company's properties. In 1995, the Company estimates that it will spend approximately $11 million on development activities, of which $6.4 million was spent in the first nine months.

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

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited, pro forma operating results as if the transactions had occurred at the beginning of each period presented.
The pro forma operating results include the following acquisitions, all of which were accounted for as purchase transactions; (i) the purchase of Grand Banks Energy Company, (ii) the purchase of Gillring Oil Company, (iii) the purchase of Red Eagle Resources Corporation, (iv) the purchase by the Company of certain oil and gas properties from a subsidiary of Parker & Parsley Petroleum, Co. and (v) the purchase by the Company of certain oil and gas properties from Transfuel, Inc.

                                                              Nine Months Ended September 30,
                                                              ------------------------------
                                                                1994                  1995
                                                              ---------            ---------
                                                          (in thousands except per share data)
                       Revenues  . . . . . . . . .            $  48,532            $  44,931
                       Net income  . . . . . . . .                5,032                3,257
                       Earnings per share  . . . .                 0.39                 0.24

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual results had the acquisitions been made at the beginning of each period presented or to necessarily be indicative of future operations. Included in the 1994 pro forma financial information are revenues regarding partnership activities which contributed $0.18 per share. These activities have been discontinued and therefore are not reflected in the 1995 results.

 (4)     NOTES RECEIVABLE:

         The Company issued $165,000 in notes receivable to three of its officers in connection with their exercise of stock options. The notes accrued interest at the prime rate plus 1% payable quarterly. During 1995, the notes were repaid.

 (5)     INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at September 30, 1995 are shown parenthetically (in thousands):

                                                                        December 31,     September 30,
                                                                           1994               1995
                                                                        -----------       -----------
                                                                                          (unaudited)
                 Bank credit facility (7.70%)  . . . . . . .            $    61,870       $   112,839
                 Other (5.90% - 9.5%)  . . . . . . . . . . .                    722               399
                                                                        -----------       -----------
                                                                             62,592           113,238
                 Less amounts due within one year  . . . . .                    707               399
                                                                        -----------       -----------
                        Senior debt, net . . . . . . . . . .            $    61,885       $   112,839
                                                                        ===========       ===========

         The Company maintains a $150 million revolving bank credit facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At September 30, 1995, the borrowing base on the credit facility was $115 million. As a result of the equity placement discussed in
Note 13 below, the amount outstanding under the credit facility was reduced to $87.7 million at November 6, 1995. The facility bears interest at prime rate or LIBOR plus 1.50% (which reduces to 1.25% in certain circumstances) and is secured by substantially all of the Company's oil and gas properties. Interest is payable quarterly and the loan is payable in sixteen quarterly installments beginning October 1, 1997. A commitment fee of 3/8% of the undrawn balance is payable quarterly. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 6.1% and 7.5% for the nine months ended September 30, 1994 and September 30, 1995, respectively. The weighted average interest rate gives effect to interest rate swap arrangements which have the effect of fixing the interest rate on $40 million of the credit facility at a rate of 6.9%. The existing interest rate swap arrangements will remain in effect for no less than two years.

         The Company's other debt is comprised of a joint venture credit facility and secured equipment financings. The joint venture credit facility bears interest at prime rate plus 3/4% and is payable in quarterly installments through December 31, 1995. At September 30, 1995 the Company owned 50% of the joint venture and therefore included 50% (or $317,000) of the amount outstanding under the joint venture credit facility. Until repaid in full in September 1995, the Company was liable for an industrial revenue bond in connection with an office building in Ohio, which was sold.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. Interest paid during the nine months ended September 30, 1994 and 1995 totaled $1.9 million and $3.5 million, respectively.

 (6)     COMMITMENTS AND CONTINGENCIES:

         In January 1995, a lawsuit (the "Lawsuit") was filed in the Delaware Court of Chancery, New Castle County, against Red Eagle Resources Corporation, each of the members of the Board of Directors of Red Eagle and the Company.
The Plaintiff seeks to represent all holders (the "Class") of Red Eagle common stock, excluding the Red Eagle Directors and Lomak. The Lawsuit seeks, other remedies, some of which are in the alternative, certification of the Lawsuit as a class action, designation of the Plaintiff as representative of the Class and Plaintiff's counsel as counsel to the Class; declaration that the Red Eagle Directors breached their fiduciary duties owed to the Class; recision of the Red Eagle merger agreement; and award of unspecified compensatory damages, prejudgment interest and costs and disbursements of the Lawsuit including counsel fees.

         A stipulation of settlement among all defendants and the putative representative of the Class was executed on September 22, 1995, and was filed in the Delaware Court of Chancery without the Company and the defendants admitting any liability. Under the terms of the settlement, the Class would receive, at the Company's option, either (i) $900,000 in cash or (ii) $250,000 in cash plus 74,286 shares of the Company's Common Stock. A hearing on the proposed settlement is scheduled to be held by the Delaware Court of Chancery in November 1995. If the Court approves the settlement, the settlement consideration will be paid to members of the Class. There can be no assurance of approval by the Delaware Court of Chancery. In any event, in the opinion of management, such litigation and claims will be resolved without material adverse effect on the Company's financial position.

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

         Warrants to acquire 40,000 shares of common stock at a price of $7.50 per share were outstanding at September 30, 1995. These warrants expire in December 1996.

(8)      STOCK OPTION AND PURCHASE PLANS:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 1.5 million shares of common stock. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the nine months ended September 30, 1995 options covering 20,001 shares were exercised at $3.75 per share. At September 30, 1995, a total of 933,149 options were outstanding under the plan, of which 370,994 options were exercisable. The exercise prices of outstanding options under the plan range from $3.38 to $9.38 per share.

         In 1994, the stockholders approved an Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan covers a maximum of 200,000 shares and only non-employee directors are eligible under it. At September 30, 1995, 44,000 options were outstanding under the Directors Plan and of which 3,600 were exercisable. The exercise price of the outstanding options under the plan is $7.75 per share.

         In 1994, the stockholders approved the 1994 Stock Purchase Plan (the "1994 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company had a 1989 Stock Purchase Plan (the "1989 Plan") which was identical to the 1994 Plan except that it covered fewer shares. Upon adoption of the 1994 Plan, the 1989 Plan was terminated. The plan is administered by the Compensation Committee of the Board. During the nine months ended September 30, 1995, the Company sold 87,928 unregistered common shares to officers and outside directors. Through September 30, 1995, a total of 390,000 unregistered shares of common stock had been sold under the stock purchase plans, for a total consideration of approximately $1.8 million at prices equal to 75% of market value at the time of the sale.

(9)      BENEFIT PLAN:

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan annually. Company contributions for 1994 totaled $226,000.

(10)     INCOME TAXES:

         In 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate prior year financial statements. As a result of tax basis in excess of the basis on the financial statements at January 1, 1993, the Company estimated deferred tax assets of $2.6 million and deferred tax liabilities of $900,000, for net deferred tax assets of $1.7 million. Due to uncertainty as to the Company's ability to realize the tax benefit, a valuation allowance was established for the full amount of the net deferred tax assets. In 1993, 1994 and the first nine months of 1995, income taxes were reduced from the statutory rate of 34% by approximately $500,000, $900,000 and $300,000, respectively through realization of the total valuation allowance that was established.

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

         For the nine months ended September 30, 1994 and 1995, the Company made a provision for federal income taxes of $129,000 and $898,000, respectively. At September 30, 1995, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $13.3 million which are subject to annual limitations as to their utilization and expire between 1996 and 2009. The Company has alternative minimum tax net operating loss carryovers of $8.2 million which are subject to annual limitations as to their utilization and expire from 1996 to 2009. The Company has statutory depletion carryover of approximately $8.5 million and an alternative minimum tax credit carryover of $500,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

 (11)    MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 58% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the nine months ended September 30, 1995, one customer accounted for 11% of the Company's total oil and gas revenues. Oil is sold on a basis such that the
purchaser can be changed on 30 days notice.   The price received is generally
equal to a posted price set by the major purchasers in the area. The Company sells to oil purchasers on a basis of price and service.

         The Company has currently hedged less than 5% of its production through September 1996. These hedges involve fixed price arrangements and
other price arrangements at a variety of prices, floors and caps.   Although
these hedging activities provide the Company some protection against falling prices, these activities also reduce the potential benefits to the Company of price increases above the levels of the hedges.

 (12)    OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                December 31,        September 30,
                                                                    1994                1995
                                                              -----------------    -----------------
                                                                                     (unaudited)
   Capitalized costs:
       Proved properties . . . . . . . . . . . . . . .             $  132,775          $  197,043
       Unproved properties . . . . . . . . . . . . . .                    598               1,981
                                                              -----------------    -----------------
          Total  . . . . . . . . . . . . . . . . . . .                133,373             199,024
       Accumulated depletion, depreciation and
          amortization . . . . . . . . . . . . . . . .                 20,409              29,124
                                                              -----------------    -----------------
          Net capitalized costs  . . . . . . . . . . .             $  112,964          $  169,900
                                                              =================    =================

                                                                                     Nine Months
                                                                 Year Ended             Ended
                                                                December 31,        September 30,
                                                                    1994                1995
                                                              -----------------    -----------------
                                                                                     (unaudited)
   Costs incurred:
       Property acquisition  . . . . . . . . . . . . .            $   59,501          $   59,609
       Development . . . . . . . . . . . . . . . . . .                 9,518               6,426
       Exploration . . . . . . . . . . . . . . . . . .                   192                 251
                                                              -----------------    -----------------
          Total costs incurred   . . . . . . . . . . .            $   69,211          $   66,286
                                                              =================    =================

(13)    SUBSEQUENT EVENT:

        On October 31, 1995, Lomak Petroleum, Inc. ("Lomak") sold in a private offering $25 million of $2.03 convertible exchangeable preferred stock (the "Preferred Stock"). The Preferred Stock is convertible into the Company's common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The Preferred Stock will be redeemable, at the option of the Company, at any time on or after November 1, 1998, at redemption prices beginning at 105%. At the option of the Company, the Preferred Stock is exchangeable for the Company's 8 1/8% convertible subordinated notes due 2005. The notes would be subject to the same redemption and conversion terms as the Preferred Stock. Lomak has granted the Initial Purchasers an option through November 30, 1995 to purchase up to an additional $3.75 million of the Preferred Stock to cover over-allotments, if any.

(14)    RELATED PARTY TRANSACTIONS:

        Mr. Edelman, Chairman of the Company, is also an executive officer and shareholder of Snyder Oil Corporation ("SOCO"). At September 30, 1995, Mr. Edelman owned 6.6% of the Company's common stock. In 1994, the Company repurchased 30,000 shares of its common stock from SOCO for $240,000. The purchase price was based upon the prior day's closing price for the stock as quoted on NASDAQ. By September 30, 1995, SOCO had sold all of its shares of the Company's common stock.

         In November 1995, the Company signed an agreement with SOCO whereby the Company would acquire SOCO's interest in 468 wells located in Appalachia for $4 million. The Company currently operates 136 of the wells and upon completion of the transaction will operate, in aggregate, 325 of the wells.
The price was determined based on arms-length negotiations through a third-party broker retained by SOCO. After the completion of this transaction, the Company and SOCO will no longer hold interests in any of the same properties.

         During 1994 and the nine months ended September 30, 1995, the Company incurred fees of $369,000 and $145,000, respectively, to the Hawthorne Company in connection with acquisitions. Mr. Aikman, a director of the Company, is an executive officer and a principal owner of the Hawthorne Company. The fees were consistent with those paid by the Company to third parties for similar services.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         During the three months ended September 30, 1995, the Company added $46.1 million of assets and increased stockholders' equity by $1.7 million.
The growth was achieved primarily through acquisitions and development. Net income for the third quarter of 1995 increased 24% to $897,000 as compared to $722,000 in the prior year. The increases were primarily due to higher production volumes attributable to acquisitions and development projects. Working capital at September 30, 1995 was $1.8 million, representing a $759,000 increase over the corresponding amount at December 31, 1994. At September 30, 1995, the Company had $2.4 million in cash and total assets of $203 million. During the quarter, senior long-term debt rose from $71.1 million to $112.9 million.

         At September 30, 1995, capitalization totaled $173 million, of which 35% was represented by stockholders' equity and 65% by long-term debt. Essentially all of the long-term debt is comprised of borrowings under a $150 million revolving bank credit facility. The facility currently provides for quarterly payments of interest with principal payments beginning October 1997. On October 31, 1995, the Company completed a $25 million private placement of convertible exchangeable preferred stock. After applying the proceeds to repayment of debt, stockholders' equity represented 49% of capitalization and long-term debt represented 51%.

         For the nine months ended September 30, 1995, cash flow from operations totaled $9.7 million, a 10% increase over the prior year period. Cash flow plus bank borrowings funded $56.9 million of acquisitions and development expenditures. Approximately 425 million of the bank borrowings were recently repaid with the proceeds received from the private placement of preferred stock. The Company expects to continue to fund its acquisition and development activities from internally generated funds, borrowings under its credit facility and the issuance of debt and equity securities. During the next twelve months, non-discretionary capital requirements include $2.4 million of preferred dividends, including dividends on the newly issued preferred stock, and $424,000 of debt principal payments. Additionally, the Company expects to continue its acquisition and development activities in 1995. Although these expenditures are principally discretionary, the Company estimates that it will spend approximately $11 million on development activities in 1995, of which $6.4 million was incurred in the first nine months. Cash flow from operations is expected to be more than sufficient to fund development expenditures with the remainder available to fund acquisitions. In 1994, the Company instituted a program to repurchase its common stock from stockholders who own less than 100 shares. Through September 30, 1995, a total of 37,800 shares had been repurchased for $310,700, of which 8,700 were repurchased in 1995.

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

RESULTS OF OPERATIONS

         The Company reported net income for the three months ended September 30, 1995 of $897,000, a 24% increase over third quarter 1994. The increase is the result of higher production volumes attributable to acquisitions and development.

         During the quarter, oil and gas production volumes increased 63% to 746,000 equivalent barrels, an average of 8,110 BOE per day. The higher production volumes were partially offset by a 14% decrease in the average price received per BOE of production from $13.65 to $11.80. The average oil price decreased marginally from $16.21 to $16.20 per barrel while average gas prices dropped 20% from $2.03 to $1.63 per Mcf. As a result of the Company's larger base of producing properties, operating expenses increased 44% to $3.5 million. However, the average operating cost per BOE produced decreased 12% from $5.32 in 1994 to $4.69 in 1995.

         Gas transportation and marketing revenues rose 31% to $817,000 versus $622,000 in the third quarter of 1994. The higher revenues were due primarily to the increasing activity in the marketing of oil and gas and increased gas transportation revenues on its growing number of operated properties. Coupled with this increase in gas transportation and marketing revenues was a 58% increase in associated expenses for the year. The disproportionate increase in expenses was due to higher general and administrative expenses associated with these activities.

         Field services revenues increased 9% in the third quarter of 1995, despite the sale of virtually all well servicing and brine hauling and disposal assets in Ohio in late 1994. The revenues eliminated due to the sale were offset by higher well operating revenues on properties acquired in 1994. Additionally, field service activities increased significantly in the third quarter 1995 due to the Red Eagle acquisition. Field services expenses decreased 17% in the third quarter of 1995 versus 1994. The increased costs of well operations were more than offset by the elimination of costs resulting from the 1994 sale of the well servicing and brine hauling and disposal activities. Exploration expense increased 64% due to the Company's increased involvement in acreage acquisition, seismic and exploratory drilling.

         General and administrative expenses increased 3% from $651,000 in 1994 to $669,000 in 1995. As a percentage of revenues, general and administrative expenses were 6% in the third quarter 1995, a decrease from those in third quarter 1994. Interest and other income rose 82% primarily due to a higher level of non-strategic property sales. Interest expense increased 98% to $1.4 million primarily as a result of the higher average outstanding debt balance during the period due to the financing of acquisitions and, to a lesser extent, rising interest rates.


         Depletion, depreciation and amortization expense rose 41% as a result of increased production volumes. Offsetting the effect of higher production volumes was an 11% reduction in the depletion rate to $4.40 per BOE in the third quarter of 1995.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

         In January 1995, a lawsuit (the "Lawsuit") was filed in the Delaware Court of Chancery, New Castle County, against Red Eagle Resources Corporation, each of the members of the Board of Directors of Red Eagle and the Company.
The Plaintiff seeks to represent all holders (the "Class") of Red Eagle common stock, excluding the Red Eagle Directors and Lomak. The Lawsuit seeks, other remedies, some of which are in the alternative, certification of the Lawsuit as a class action, designation of the Plaintiff as representative of the Class and Plaintiff's counsel as counsel to the Class; declaration that the Red Eagle Directors breached their fiduciary duties owed to the Class; recision of the Red Eagle merger agreement; and award of unspecified compensatory damages, prejudgment interest and costs and disbursements of the Lawsuit including counsel fees.

         A stipulation of settlement among all defendants and the putative representative of the Class was executed on September 22, 1995, and was filed in the Delaware Court of Chancery without the Company and the defendants admitting any liability. Under the terms of the settlement, the Class would receive, at the Company's option, either (i) $900,000 in cash or (ii) $250,000 in cash plus 74,286 shares of the Company's Common Stock. A hearing on the proposed settlement is scheduled to be held by the Delaware Court of Chancery in November, 1995. If the Court approves the settlement, the settlement consideration will be paid to members of the Class. There can be no assurance of approval by the Delaware Court of Chancery. In any event, in the opinion of management, such litigation and claims will be resolved without material adverse effect on the Company's financial position.

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

Items 2 - 5.     Not applicable


Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended September 30, 1994 and 1995, filed herewith.

         11.2 Statement re: computation of per share earnings for the nine months ended September 30, 1994 and 1995, filed herewith.

         27      Financial data schedule

         (b)  Reports on Form 8-K

                 Current report on Form 8-K, dated July 13, 1995 and 8-K/A dated September 8, 1995 regarding the acquisition of oil and gas properties from a subsidiary of Parker & Parsley Petroleum Company.

                 Current report on Form 8-K dated September 27, 1995 and 8-K/A dated November 8, 1995 regarding the acquisition of oil and gas properties from Transfuel, Inc.

                                   SIGNATURES



                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                      LOMAK PETROLEUM, INC.



                                      By: (Thomas W. Stoelk)
                                         -----------------------------
                                           Thomas W. Stoelk
                                           Vice President - Finance
                                           Chief Financial Officer





November 13, 1995

                                 EXHIBIT INDEX

                                                                Sequentially
  Exhibit Number            Description of Exhibit             Numbered Page
  --------------            ----------------------             -------------
        11.1           Statement  re:  computation  of               20
                       per  share   earnings  for  the
                       three  months  ended  September
                       30,   1994   and   1995,  filed
                       herewith.

        11.2           Statement  re:  computation  of               21
                       per share earnings for the nine
                       months ended September 30, 1994
                       and 1995, filed herewith.

        27             Financial data schedule                       22






