Form 10-Q
period 1996-03-31
LOMAK PETROLEUM INC
filed 1996-05-10
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


            14,261,038 Common Shares were outstanding on May 6, 1996.

PART I. FINANCIAL INFORMATION

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1995 Form 10-K filing. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                              LOMAK PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     December 31,           March 31,
                                                                         1995                 1996
                                                                   -----------------    ----------------
                                                                                          (unaudited)
ASSETS
Current assets
  Cash and equivalents........................................     $          3,047     $           651

  Accounts receivable.........................................               14,938              19,235
  Inventory and other.........................................                1,114               1,290
                                                                   -----------------    ----------------
                                                                             19,099              21,176
                                                                   -----------------    ----------------

Oil and gas properties, successful efforts method.............              210,073             229,595
    Accumulated depletion, depreciation and amortization.......             (33,371)            (38,103)
                                                                   -----------------    ----------------
                                                                            176,702             191,492
                                                                   -----------------    ----------------

Gas transportation and field service assets...................               23,167              23,744
    Accumulated depreciation...................................              (4,304)             (4,205)
                                                                   -----------------    ----------------
                                                                             18,863              19,539
                                                                   -----------------    ----------------

                                                                    $       214,664      $      232,207
                                                                   =================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable............................................      $         9,084      $        9,618

  Accrued liabilities.........................................                3,761               5,933
  Accrued payroll and benefit costs   ........................                1,762               1,346
  Current portion of debt (Note 5)............................                   53                  26
                                                                   -----------------    ----------------
                                                                             14,660              16,923
                                                                   -----------------    ----------------

Long-term debt (Note 5).......................................               83,035              95,090

Deferred taxes (Note 10)......................................               17,726              19,048

Commitments and contingencies (Note 6)........................

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 2,000,000 shares authorized,
      7-1/2% convertible preferred, 200,000 issued
      (liquidation preference $5,000,000).....................                  200                 200
      $2.03 convertible preferred, 1,150,000 issued
      (liquidation preference $28,750,000)....................                1,150               1,150
  Common stock, $.01 par, 20,000,000 shares authorized,
      13,322,738 and 13,402,246 issued........................                  133                 134
  Capital in excess of par value..............................              101,773             101,881
   Retained earnings (deficit).................................              (4,013)             (2,219)
                                                                   -----------------    ----------------
                                                                             99,243             101,146
                                                                   =================    ================
                                                                    $       214,664      $      232,207
                                                                   =================    ================

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended March 31,
                                                               --------------------------------------
                                                                    1995                  1996
                                                               ----------------     -----------------
                                                                           (unaudited)

Revenues
   Oil and gas sales.....................................            $   7,430             $  16,088
   Field services........................................                2,464                 3,300
   Gas transportation and marketing......................                  786                 1,028
   Interest and other....................................                  223                    97
                                                               ----------------     -----------------
                                                                        10,903                20,513
                                                               ----------------     -----------------

Expenses
   Direct operating......................................                3,150                 5,758
   Field services........................................                1,598                 2,529
   Gas transportation and marketing......................                  199                   290
   Exploration...........................................                  130                   180
   General and administrative............................                  758                   918
   Interest..............................................                1,156                 1,554
   Depletion, depreciation and amortization..............                3,000                 5,278
                                                               ----------------     -----------------
                                                                         9,991                16,507
                                                               ----------------     -----------------

Income before taxes......................................                  912                 4,006

Income taxes
   Current...............................................                   16                    80
   Deferred..............................................                  101                 1,323
                                                               ----------------     -----------------
                                                                           117                 1,403
                                                               ----------------     -----------------

Net income...............................................            $     795            $    2,603
                                                               ================     =================

Net income applicable to
   common shares.........................................            $     701            $    1,926
                                                               ================     =================

Earnings per common share................................            $    0.07            $     0.14
                                                               ================     =================

Weighted average shares outstanding......................               10,555                13,691
                                                               ================     =================

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                    1995                  1996
                                                                               ----------------     ----------------
                                                                                             (unaudited)
Cash flows from operations:
Net income ...............................................................             $    795            $   2,603
Adjustments to reconcile net income to
   net cash provided by operations:
     Depletion, depreciation and amortization ............................                3,000                5,278
     Deferred income taxes ...............................................                  101                1,323
     Changes in working capital net of
        effects of purchases of businesses:
              Accounts receivable ........................................                1,321               (3,480)
              Inventory and other ........................................                   37                 (250)
              Accounts payable ...........................................               (1,844)                 477
              Accrued liabilities and payroll and benefit
                 costs ...................................................               (1,593)                 361
     Gain on sale of assets and other ....................................                 (127)                 (72)
                                                                               ----------------     ----------------

Net cash provided by operations ..........................................                1,690                6,240

Cash flows from investing:
     Acquisition of businesses, net of cash ..............................                   --              (13,950)
     Oil and gas properties ..............................................               (4,509)              (6,181)
     Additions to gas transportation and field service
     assets ..............................................................                 (282)                (169)
     Proceeds on sale of assets ..........................................                  198                  338
                                                                               ----------------     ----------------

    Net cash used in investing ...........................................               (4,593)             (19,962)

Cash flows from financing:
     Proceeds from indebtedness ..........................................                4,400               12,055
     Repayments of indebtedness ..........................................                 (156)                 (27)
     Preferred stock dividends ...........................................                  (94)                (677)
     Common stock dividends ..............................................                   --                 (132)
     Proceeds from common stock issuance .................................                   29                  107
     Repurchase of common stock ..........................................                  (45)                  --
                                                                               ----------------     ----------------


Net cash provided by financing ...........................................                4,134               11,326
                                                                               ----------------     ----------------

Change in cash ...........................................................                1,231               (2,396)

Cash and equivalents at beginning of period ..............................                4,897                3,047
                                                                               ----------------     ----------------

Cash and equivalents at end of period ....................................                6,128                  651
                                                                               ================     ================

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent oil and gas company engaged in the acquisition, production, development and exploration of oil and gas in the United States. Lomak's core areas of operation are located in the Mid-Continent and Appalachia regions. Since January 1, 1990, the Company has made 65 acquisitions at a total cost of over $215 million and $26 million has been expended on development and exploration activities. As a result, proved reserves and production have each grown during this period at a rate in excess of 80% per annum. At December 31, 1995, proved reserves totaled 298 Bcfe, having a pre-tax present value at constant prices of $229 million and a reserve life of nearly 12 years.

         Lomak's acquisition effort is focused on properties with prices of less than $30 million within its core areas of operation. Management believes these purchases are less competitive than those involving larger property interests. To the extent purchases continue to be made primarily within existing core areas, efficiencies in operations, drilling, marketing and administration should be realized. In 1992, Lomak began to exploit its growing inventory of development projects. In 1994, the Company initiated exploration activities. In the future, Lomak expects its growth to be driven by a combination of acquisitions and development and, to a lesser extent, exploration.

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geographical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. The depletion rates per Mcfe produced were $.73 and $.72 respectively, in the first quarters of 1995 and 1996. Approximately $12.2 million and $12.3 million of oil and gas properties were classified as proved undeveloped or unproved and, therefore, not subject to depletion as of December 31, 1995 and March 31, 1996, respectively. These costs are assessed periodically to determine whether their value has been impaired. If they have, the amount of any impairment is expensed.

GAS TRANSPORTATION AND FIELD SERVICE ASSETS

         The Company owns and operates over 1,900 miles of gas gathering systems in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to fifteen years.

         The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except buildings which are being depreciated over ten to twenty-five years.

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

NATURE OF BUSINESS

         The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through cash flow, borrowings or equity funds.

FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable and debt obligations. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility approximates their fair value as they bear interest at rates indexed at Libor. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk.

         Interest rate swap agreements, which are used by the Company in the management of interest exposure, is accounted for on an accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At March 31, 1996, the Company had $40 million of borrowings subject to two interest rate swap agreements at rates of 6.25% and 6.49% through July 1999 and October 1999, respectively.

         The Company uses futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At March 31, 1996, the Company had open contracts for natural gas price swaps in the amount of 100,000 Mmbtu's and open contract for oil price calls of 175,000 barrels. These contracts expire monthly through September 1996. The resulting transaction gains and losses are included in net income and are determined monthly. Net gains for the three months ended March 31, 1996 approximated $55,000 relating to these derivatives.

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

 (3)     ACQUISITIONS:

         Since 1990, the Company has acquired over $215 million of oil and gas properties and field service assets. During 1995, the Company completed $71.1 million of acquisitions. In the first three months of 1996, acquisitions totaling $18.2 million were completed. The purchases were funded by working capital, advances under a revolving credit facility and the issuance of common stock. These acquisitions are discussed below.

         1996 ACQUISITIONS

Mid-Continent
- -------------

         The Company purchased incremental interests in approximately 40 properties located in the Laura LaVelle Field of east Texas for $.8 million.

Appalachia
- ----------

         Eastern Petroleum Company. In January 1996, the Company acquired proved oil and gas reserves and 40 miles of gas gathering lines in Ohio for $13.7 million.

         The Company purchased incremental interests in approximately 270 operated properties in Pennsylvania and Ohio for $3.7 million.

         1995 ACQUISITIONS

Mid-Continent
- -------------

         Red Eagle Resources Corporation. In December 1994, the Company acquired effective control of Red Eagle through the purchase of two stockholders' holdings. In early 1995, the remaining stockholders of Red Eagle voted to approve the merger of Red Eagle with a wholly owned subsidiary of the Company in exchange for approximately 2.2 million shares of the Company's common stock. The additional equity of Red Eagle acquired in February 1995 was reflected as minority interest on the Company's balance sheet at December 31, 1994. Acquisition costs of approximately $46.5 million were capitalized in regards to this acquisition. Red Eagle's assets included interests in approximately 370 producing wells located primarily in the Okeene Field of Oklahoma's Anadarko Basin. Subsequently, the Company acquired additional interests in 70 Red Eagle wells for $1.7 million.

         The Company purchased interests in 52 wells in the Caddo and Canadian Counties of Oklahoma for $4.8 million. The Company assumed operation of half of these wells.

         Additional interests in properties acquired from Red Eagle in 1994 were purchased for $3.2 million.

         The Company purchased interests in 140 wells located primarily in the Big Lake Area of west Texas and the Laura LaVelle Field of east Texas for $2.8 million.

Appalachia
- ----------

         Transfuel, Inc. In September 1995, the Company acquired proved oil and gas reserves, 1,100 miles of gas gathering lines and 175,000 undeveloped acres of Ohio, Pennsylvania and New York from Transfuel, Inc. for $21 million.

         Parker & Parsley Petroleum Company. In August, the Company purchased proved oil and gas reserves, 300 miles of gas gathering lines and 16,400 undeveloped acres in Pennsylvania and West Virginia from Parker & Parsley Petroleum Company for $20.2 million.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited, pro forma operating results as if the transactions had occurred at the beginning of each period presented. The pro forma operating results include the following acquisitions, all of which were accounted for as purchase transactions; (i) the purchase of Red Eagle Resources Corporation, (ii) the purchase of certain oil and gas properties from a subsidiary of Parker & Parsley Petroleum, Co. and (iii) the purchase of certain oil and gas properties from Transfuel, Inc.

                                         Three Months Ended March 31,
                                     -------------------------------------
                                          1995                 1996
                                    -----------------     ----------------
                                    (in thousands except per share data)

Revenues.......................            $  14,941            $  20,513
Net income.....................                1,686                2,603
Earnings per share.............                 0.14                 0.14

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual results had the acquisitions been made at the beginning of each period presented or to necessarily be indicative of future operations.

 (4)     NOTES RECEIVABLE:

         At March 31, 1995, the Company had $165,000 in notes receivable to three of its officers in connection with their exercise of stock options. The notes accrued interest at the prime rate plus 1% payable quarterly. Later in 1995, the notes were repaid.

(5)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at March 31, 1996 are shown parenthetically (in thousands):

                                                       December 31,          March 31,
                                                           1995                 1996
                                                     -----------------    -----------------
                                                                            (unaudited)

Bank credit facility (6.85%)....................       $       83,035        $      95,090
Other (6.00%)...................................                   53                   26
                                                     -----------------    -----------------
                                                               83,088               95,116
Less amounts due within one year................                   53                   26
                                                     -----------------    -----------------

       Long-term debt, net......................       $       83,035       $       95,090
                                                     =================    =================

         The Company maintains a $250 million revolving bank credit facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At April 30, 1996, the borrowing base on the credit facility was $150 million. The facility bears interest at prime rate or LIBOR plus 0.75% to 1.25% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan is payable in sixteen quarterly installments beginning February 1, 1999. A commitment fee of 3/8% of the undrawn balance is payable quarterly. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 7.6% and 6.5% for the three months ended March 31, 1995 and 1996, respectively. The weighted average interest rate gives effect to interest rate swap arrangements which have the effect of fixing the interest rate on $40 million of the credit facility at a rate of 6.4%. The existing interest rate swap arrangements will remain in effect through no less than July 1997 and no longer than October 1999. The Company's other debt is comprised of secured equipment financings.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. Interest paid during the three months ended March 31, 1995 and 1996 totaled $1.1 million and $658,000, respectively.

 (6)     COMMITMENTS AND CONTINGENCIES:

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

(7)      EQUITY SECURITIES

         In 1993, $5 million of 7-1/2% cumulative convertible exchangeable preferred stock (the "7-1/2% Preferred Stock") was privately placed. In April and May 1996, the Company exercised it's option and converted the 7-1/2% Preferred Stock into 576,945 shares of Common Stock.

         In November 1995, the Company sold 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred Stock") for $28.8 million. The $2.03 Preferred Stock is convertible into the Company's common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The $2.03 Preferred Stock is redeemable, at the option of the Company, at any time on or after November 1, 1998, at redemption prices beginning at 105%. At the option of the Company, the $2.03 Preferred Stock is exchangeable for the Company's 8-1/8% convertible subordinated notes due 2005. The notes would be subject to the same redemption and conversion terms as the $2.03 Preferred Stock.

         In December 1995, the Company privately placed 1.2 million shares of its Common Stock for $10.2 million to a state employees retirement plan. In April 1996, the Company privately placed 600,000 shares of its Common Stock to a limited number of institutional investors for approximately $6.9 million. Warrants to acquire 40,000 shares of common stock were outstanding at March 31, 1996. The warrants have an exercise price of $7.50 per share and expire in December 1996.

(8)      STOCK OPTION AND PURCHASE PLAN

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 1.5 million shares of Common Stock. However, no new options may be granted which would result in their being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the three months ended March 31, 1996, options covering 97,600 shares were exercised at prices ranging from $3.38 to $8.25 per share. At March 31, 1996, options covering a total of 1.2 shares were outstanding under the plan, of which 493,000 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $10.50.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At March 31, 1996, 44,000 options were outstanding under the Directors Plan of which 3,600 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $8.00 per share.

         In 1994, the stockholders approved the 1994 Stock Purchase Plan (the "1994 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company had a 1989 Stock Purchase Plan (the "1989 Plan") which was identical to the 1994 Plan except that it covered 333,333 shares. Upon adoption of the 1994 Plan, the 1989 Plan was terminated. The plans are administered by the Compensation Committee of the Board. During the three months ended March 31, 1996, the Company sold no unregistered common shares to officers and outside directors. From inception of the 1989 Plan through March 31, 1996, a total of 388,000 unregistered shares had been sold, for a total consideration of approximately $1.8 million at prices equal to 75% of market value at the time of the sale.

(9)      BENEFIT PLAN

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1995 totaled $346,000.

(10)     INCOME TAXES:

         In 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate prior year financial statements. As a result of tax basis in excess of the basis on the financial statements at January 1, 1993, the Company estimated deferred tax assets of $2.6 million and deferred tax liabilities of $900,000, for net deferred tax assets of $1.7 million. Due to uncertainty as to the Company's ability to realize the tax benefit, a valuation allowance was established for the full amount of the net deferred tax assets. In 1993 and 1994, income taxes were reduced from the statutory rate of 34% by approximately $.5 million and $.3 million, respectively, through realization of the valuation allowance that was established.

         During 1993, the Company acquired Mark Resources Corporation, in a taxable combination accounted for as a purchase. Deferred tax assets of $3.9 million and a deferred tax liability of $8.1 million were recorded in the transaction. During 1994, the Company acquired Gillring Oil Company and Grand Banks Energy Company, taxable combinations accounted for as purchases. Deferred tax assets of $3.5 million and deferred tax liabilities of $3.4 million were recorded in these transactions. In late 1994, the Company acquired Red Eagle Resources Corporation, a taxable combination accounted for as a purchase. Deferred tax liabilities of $12.3 million and deferred tax assets of $.3 million were recorded in this transaction.

         For the three months ended March 31, 1995 and 1996, the Company made a provision for federal income taxes of $117,000 and $1.4 million, respectively. At March 31, 1996, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $13.3 million which are subject to annual limitations as to their utilization and expire between 1996 and 2010. The Company has alternative minimum tax net operating loss carryovers of $8.2 million which are subject to annual limitations as to their utilization and expire from 1996 to 2009. The Company has statutory depletion carryover of approximately $8.5 million and an alternative minimum tax credit carryover of $500,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(11)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 58% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the three months ended March 31, 1996, no one customer accounted for more than 10% of the Company's total oil and gas revenues. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

         The Company has currently hedged less than 3% of its production through September 1996. These hedges involve fixed price arrangements and other price arrangements at a variety of prices, floors and caps. Although these hedging activities provide the Company some protection against falling prices, these activities also reduce the potential benefits to the Company of price increases above the levels of the hedges.

 (12)    OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                December 31,           March 31,
                                                                    1995                 1996
                                                               ----------------     ----------------
                                                                                      (unaudited)
Capitalized costs:
    Proved properties..................................          $     209,310        $     228,780
    Unproved properties................................                    763                  815
                                                               ----------------     ----------------
        Total..........................................                210,073              229,595

    Accumulated depletion, depreciation and
       amortization....................................                (33,371)             (38,103)
                                                               ----------------     ----------------
        Net capitalized costs..........................          $     176,702        $     191,492
                                                               ================     ================

                                                                                     Three Months
                                                                 Year Ended              Ended
                                                                December 31,           March 31,
                                                                    1995                 1996
                                                               ----------------     ----------------
                                                                                      (unaudited)
Costs incurred:
    Property acquisition...............................          $      69,244        $      17,482
    Development........................................                  9,968                2,046
    Exploration........................................                    216                  106
                                                               ----------------     ----------------

        Total costs incurred...........................          $      79,428        $      19,634
                                                               ================     ================

 (13)  SUBSEQUENT EVENT:

         In April 1996, the Company completed an oil and gas property acquisition for $35.9 million. Approximately 90% of the reserves are in Texas, Oklahoma and New Mexico with the remainder in the Rocky Mountains. The properties acquired include 270 producing wells and 17,800 net undeveloped acres. The acquired properties as of December 31, 1995 were estimated to contain proved reserves of 72.9 Bcfe.

 (14) RELATED PARTY TRANSACTIONS:

         Mr. Edelman, Chairman of the Company, is also an executive officer and shareholder of Snyder Oil Corporation ("SOCO"). At March 31, 1996, Mr. Edelman owned 6.0% of the Company's common stock. In 1995, the Company acquired SOCO's interest in certain wells located in Appalachia for $4 million. The price was determined based on arms-length negotiations through a third-party broker retained by SOCO. Subsequent to the transaction, the Company and SOCO no longer hold interests in any of the same properties.

         During 1995, the Company incurred fees of $145,000 to the Hawthorne Company in connection with acquisitions. Mr. Aikman, a director of the Company, is an executive officer and a principal owner of the Hawthorne Company. The fees were consistent with those paid by the Company to third parties for similar services.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         During the three months ended March 31, 1996, the Company reached $232.2 million of assets and increased stockholders' equity to $101.1 million. The growth was achieved primarily through acquisitions and development. Net income for the first quarter of 1996 increased 227% to $2.6 million versus $795,000 in the prior year. The increases were primarily due to higher production volumes attributable to acquisitions and development and higher product prices. Working capital at March 31, 1996 was $4.3 million.
During the quarter, long-term debt rose from $83.0 million to $95.1 million.

         At March 31, 1996, capitalization totaled $215.3 million, of which 47% was represented by stockholders' equity and 44% by long-term debt. Essentially all of the long-term debt is comprised of borrowings under a $250 million revolving bank credit facility. The facility currently provides for quarterly payments of interest with principal payments beginning February 1999. In April 1996, the Company completed a $6.9 million private placement of common stock. The proceeds were used to fund a portion of a $35.9 million acquisition which was completed during April. The remaining portion of the acquisition was funded by borrowings under the Company's existing revolving credit facility. In April and May 1996, the Company exercised its option to convert the 7-1/2% Preferred Stock into approximately 577,000 shares of common stock.

         For the three months ended March 31, 1996 operating cash flow totaled $9.4 million, a 133% increase over the prior year period. Cash flow plus bank borrowings funded $20.2 million of acquisitions and development expenditures. Approximately $7 million of the bank borrowings were repaid in April 1996 with the proceeds received from the private placement of common stock. The Company expects to continue to fund its activities from internally generated funds, borrowings under its credit facility and the issuance of debt and equity securities. During the next twelve months, non-discretionary capital requirements include $2.4 million of preferred dividends and interest on the Company's credit facility. Additionally, the Company expects to continue its acquisition and development activities in 1996. Although these expenditures are principally discretionary, the Company estimates that it will spend approximately $15 million on development activities in 1996, of which $2 million was incurred in the first three months. Cash flow is expected to be more than sufficient to fund development expenditures with the remainder available to fund acquisitions. In 1994, the Company instituted a program to repurchase its common stock from stockholders who own less than 100 shares. From inception of the program, through March 31, 1996 approximately 37,800 shares had been repurchased for $310,700.

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

RESULTS OF OPERATIONS

         The Company reported net income for the three months ended March 31, 1996 of $2.6 million a 227% increase over first quarter 1995. The increase is the result of higher production volumes, higher product prices and lower unit costs.

         During the quarter, oil and gas production volumes increased 84% to 6.5 Bcfe, an average of 72,000 Mcfe per day. Production revenues also benefited from an 18% increase in the average price received per Mcfe of production from $2.09 to $2.46. The average oil price increased from $16.36 to $17.43 per barrel while average gas prices increased 30% from $1.78 to $2.32 per Mcf. As a result of a larger base of producing properties, operating expenses increased 83% to $3.2 million. However, the operating cost per Mcfe produced decreased slightly from $.89 in 1995 to $.88 in 1996.

         Gas transportation and marketing revenues rose 31% to $1.0 million versus $786,000 in the first quarter of 1995. The higher revenues were due primarily to expanded marketing activities and increased gas transportation revenues attributable to its larger pipeline network. The increase in gas transportation and marketing expenses of 46% reflects higher administration costs associated with the growth in gas marketing.

         Field services revenues increased 34% in the first quarter of 1996 to $3.3 million. The higher revenues were due primarily to a larger base of operated properties. As a result of the increased revenues field services expenses increased 58% in the first quarter of 1996 versus 1995. Exploration expense increased 38% due to the Company's increased involvement in acreage acquisition, seismic and exploratory drilling.

         General and administrative expenses increased 21% from $758,000 in 1995 to $918,000 in 1996. On a per Mcfe of production basis, general and administrative expenses decreased from $.21 in the first quarter of 1995 to $.14 for the same period in 1996. Interest and other income decreased 57% primarily due to a lower level of property sales. Interest expense increased 34% to $1.6 million as a result of the higher average outstanding debt balance during the period due to the financing of acquisitions.

         Depletion, depreciation and amortization expense rose 76% as a result of increased production volumes. The impact of higher volumes was offset by a reduction in the depletion rate to $.72 per Mcfe in the first quarter of 1996.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings


         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

Items 2 - 5.      Not applicable


Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended March 31, 1995 and 1996, filed herewith.

         27       Financial data schedule

         (b)  Reports on Form 8-K

                  Current report on Form 8-K, dated April 19, 1996 regarding the acquisition of oil and gas properties.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                              LOMAK PETROLEUM, INC.



                                              By:  (Thomas W. Stoelk)
                                                 ------------------------------
                                                    Thomas W. Stoelk
                                                    Vice President - Finance
                                                    Chief Financial Officer








May 10, 1996

                                  EXHIBIT INDEX

                                                                   Sequentially
   Exhibit Number              Description of Exhibit              Numbered Page
- ---------------------     ----------------------------------    --------------------
         11.1             Statement re:  computation of per             19
                          share earnings for the three
                          months ended March 31, 1995 and
                          1996, filed herewith.

         27               Financial data schedule                       20

                                  EXHIBIT 11.1
                                          ----
                              LOMAK PETROLEUM, INC.


                       Computation of Earnings Per Common
                          and Common Equivalent Shares
                      (In thousands, except per share data)



                                                                      Three Months Ended March 31,
                                                                  --------------------------------------
                                                                        1995                 1996
                                                                  -----------------    -----------------

Average shares outstanding                                                  10,446               13,390

Net effect of conversion of warrants and stock options                         109                  301
                                                                  -----------------    -----------------

Total primary and fully diluted shares                                      10,555               13,691
                                                                  =================    =================


Net income                                                              $      795           $    2,603

Less preferred stock dividends                                                 (94)                (677)
                                                                  -----------------    -----------------

Net income applicable to common shares                                  $      701           $    1,926
                                                                  =================    =================

Earnings per common share                                               $      .07           $      .14
                                                                  =================    =================
