Form 10-Q
period 1996-06-30
LOMAK PETROLEUM INC
filed 1996-08-12
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter ended June 30, 1996

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

       Registrant's telephone number, including area code: (817) 870-2601

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

          14,684,824 Common Shares were outstanding on August 1, 1996.

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

                              LOMAK PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          December 31,   June 30,
                                                              1995        1996
                                                           ---------    ---------
                                                                        (unaudited)
ASSETS
Current assets
  Cash and equivalents .................................   $   3,047    $   1,901
  Accounts receivable ..................................      14,938       23,232
  Inventory and other ..................................       1,114        1,219
                                                           ---------    ---------
                                                              19,099       26,352
                                                           ---------    ---------

Oil and gas properties, successful efforts method ......     210,073      273,179
    Accumulated depletion, depreciation and amortization     (33,371)     (43,222)
                                                           ---------    ---------
                                                             176,702      229,957
                                                           ---------    ---------

Gas transportation and field service assets ............      23,167       22,376
    Accumulated depreciation ...........................      (4,304)      (4,644)
                                                           ---------    ---------
                                                              18,863       17,732
                                                           ---------    ---------
                                                           $ 214,664    $ 274,041
                                                           =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .....................................   $   9,084    $  12,901
  Accrued liabilities ..................................       5,523        8,451
  Current portion of debt (Note 5) .....................          53         --
                                                           ---------    ---------
                                                              14,660       21,352
                                                           ---------    ---------

Long-term debt (Note 5) ................................      83,035      119,380

Deferred taxes (Note 10) ...............................      17,726       22,547

Commitments and contingencies (Note 6) .................

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 2,000,000 shares authorized,
      7-1/2% convertible preferred, 200,000
      and 0 issued......................................         200         --
      $2.03 convertible preferred, 1,150,000 issued
      (liquidation preference $28,750,000) .............       1,150        1,150
  Common stock, $.01 par, 20,000,000 shares authorized,
      13,322,738 and 14,657,574 issued .................         133          147
  Capital in excess of par value .......................     101,773      109,657
  Retained earnings (deficit) ..........................      (4,013)        (192)
                                                           ---------    ---------
                                                              99,243      110,762
                                                           ---------    ---------
                                                           $ 214,664    $ 274,041
                                                           =========    =========

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                              --------------------------     ---------------------------
                                                 1995           1996            1995            1996
                                              -----------    ------------    ------------    -----------
                                                    (unaudited)                      (unaudited)
Revenues
   Oil and gas sales ......................   $ 7,903         $17,166         $15,333         $33,254
   Field services .........................     2,350           3,546           4,893           6,846
   Gas transportation and marketing .......       729           1,448           1,515           2,476
   Interest and other .....................       606             614             751             711
                                              -------         -------         -------         -------
                                               11,588          22,774          22,492          43,287
                                              -------         -------         -------         -------

Expenses
   Direct operating .......................     3,289           6,407           6,438          12,165
   Field services .........................     1,278           2,613           2,876           5,142
   Gas transportation and marketing .......       191             423             390             713
   Exploration ............................       145             311             275             491
   General and administrative .............       761             984           1,519           1,902
   Interest ...............................     1,242           1,956           2,399           3,510
   Depletion, depreciation and amortization     3,104           5,803           6,105          11,081
                                              -------         -------         -------         -------
                                               10,010          18,497          20,002          35,004
                                              -------         -------         -------         -------

Income before taxes .......................     1,578           4,277           2,490           8,283

Income taxes
   Current ................................        31              98              47             178
   Deferred ...............................       521           1,399             622           2,721
                                              -------         -------         -------         -------
                                                  552           1,497             669           2,899
                                              -------         -------         -------         -------

Net income ................................   $ 1,026         $ 2,780         $ 1,821         $ 5,384
                                              =======         =======         =======         =======

Earnings per common share .................   $   .08         $   .15         $   .14         $   .29
                                              =======         =======         =======         =======

Weighted average shares outstanding .......    12,075          14,962          11,315          14,323
                                              =======         =======         =======         =======







                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Six Months Ended June 30,
                                                                    --------------------------------------
                                                                         1995                  1996
                                                                    ----------------     -----------------
                                                                                 (unaudited)
Cash flows from operations:
Net income ......................................................      $  1,821              $  5,384
Adjustments to reconcile net income to
  net cash provided by operations:
     Depletion, depreciation and amortization ...................         6,104                11,081
     Deferred income taxes ......................................           622                 2,721
     Changes in working capital net of
      effects of purchases of businesses:
              Accounts receivable ...............................         1,280                (7,380)
              Inventory and other ...............................           174                  (179)
              Accounts payable ..................................        (2,480)                3,760
              Accrued liabilities and payroll and benefit costs .        (2,041)                1,429
     Gain on sale of assets and other ...........................          (712)                 (370)
                                                                       --------              --------

Net cash provided by operations .................................         4,768                16,446

Cash flows from investing:
     Acquisition of businesses, net of cash .....................          --                 (13,950)
     Oil and gas properties .....................................       (13,729)              (47,349)
     Additions to gas transportation and field service assets ...        (1,373)                 (446)
     Proceeds on sale of assets .................................         1,741                 1,727
                                                                       --------              --------

    Net cash used in investing ..................................       (13,361)              (60,018)

Cash flows from financing:

     Proceeds from indebtedness, net of repayments ..............         9,066                36,292
     Stock dividends ............................................          (187)               (1,563)
     Proceeds from common stock issuance, net of repurchases ....           124                 7,697
                                                                       --------              --------


Net cash provided by financing ..................................         9,003                42,426
                                                                       --------              --------


Change in cash ..................................................           410                (1,146)

Cash and equivalents at beginning of period .....................         4,897                 3,047
                                                                       --------              --------


Cash and equivalents at end of period ...........................      $  5,307              $  1,901
                                                                       ========              ========

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent oil and gas company engaged in the acquisition, production, development and exploration of oil and gas in the United States. Lomak's core areas of operation are located in the Mid-Continent and Appalachia regions. Since January 1, 1990, the Company has made 68 acquisitions at a total cost of $256 million and $28 million has been expended on development and exploration activities. As a result, proved reserves and production have each grown during this period at a rate in excess of 80% per annum. At December 31, 1995, proved reserves totaled 298 Bcfe, having a pre-tax present value at constant prices of $229 million and a reserve life of nearly 12 years.

         Lomak's acquisition effort is focused on properties with prices of less than $30 million within its core areas of operation. Management believes these purchases are less competitive than those involving larger property interests. To the extent purchases continue to be made primarily within existing core areas, efficiencies in operations, drilling, marketing and administration should be realized. In 1992, Lomak began to exploit its growing inventory of development projects. In 1994, the Company initiated exploration activities. In the future, Lomak expects its growth to be driven by a combination of acquisitions, development and exploration.

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geographical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. The depletion rates per Mcfe produced were $.73 and $.72 respectively, in the second quarters of 1995 and 1996. Approximately $12.2 million and $12.3 million of oil and gas properties were classified as proved undeveloped or unproved and, therefore, not subject to depletion as of December 31, 1995 and June 30, 1996, respectively. These costs are assessed periodically to determine whether their value has been impaired. If they have, the amount of any impairment is expensed.

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

         Interest rate swap agreements, which are used by the Company in the management of interest exposure, is accounted for on an accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At June 30, 1996, the Company had $40 million of borrowings subject to two interest rate swap agreements at rates of 6.25% and 6.49% through July 1999 and October 1999, respectively.

         The Company uses futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At June 30, 1996, the Company had open contracts for natural gas price swaps in the amount of 40,000 Mmbtu's and open contract for oil price calls of 100,000 barrels. These contracts expire monthly through September 1996. The resulting transaction gains and losses are included in net income and are determined monthly. Net gains for the six months ended June 30, 1996 approximated $42,000 relating to these derivatives.

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

(3)      ACQUISITIONS:

         Since 1990, the Company has acquired over $256 million of oil and gas properties and field service assets. During 1995, the Company completed $71.1 million of acquisitions. In the first six months of 1996, acquisitions totaling approximately $57 million were completed. The purchases were funded by working capital, advances under a revolving credit facility and the issuance of common and preferred stock. These acquisitions are discussed below.

         1996 ACQUISITIONS

MID-CONTINENT

         Bannon Interests. In April 1996, the Company acquired interests in approximately 270 producing wells and 108 proven recompletion and development drilling opportunities for $37.0 million. Also included were 17,300 net undeveloped acres located in east and south Texas.

         The Company purchased incremental interests in approximately 40 properties located in the Laura La Velle Field of east Texas for $.8 million.

APPALACHIA

         Eastern Petroleum Company. In January 1996, the Company acquired proved oil and gas reserves and 40 miles of gas gathering lines in Ohio for $13.7 million. In the second quarter of 1996, the Company initiated a program extending purchase offers to other interest owners in these properties. Through June 30, 1996, interests in 61 wells had been purchased for approximately $100,000.

         The Company purchased incremental interests in approximately 440 operated properties in Pennsylvania and Ohio for $5.2 million.

         1995 ACQUISITIONS

MID-CONTINENT

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

         The Company purchased interests in 140 wells located primarily in the Big Lake Area of west Texas and the Laura La Velle Field of east Texas for $2.8 million.

APPALACHIA

         Transfuel Interests. In September 1995, the Company acquired proved oil and gas reserves, 1,100 miles of gas gathering lines and 175,000 undeveloped acres of Ohio, Pennsylvania and New York from Transfuel, Inc. for $21 million.

         Parker & Parsley Interests. In August, the Company purchased proved oil and gas reserves, 300 miles of gas gathering lines and 16,400 undeveloped acres in Pennsylvania and West Virginia from Parker & Parsley Petroleum Company for $20.2 million.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited, pro forma operating results as if the transactions had occurred at the beginning of each period presented. The pro forma operating results include the following acquisitions, all of which were accounted for as purchase transactions; (i) the purchase of certain oil and gas properties from a subsidiary of Parker & Parsley Petroleum, Co., (ii) the purchase of certain oil and gas properties from Transfuel, Inc., (iii) the purchase of certain oil and gas properties from Bannon Energy Inc. and (iv) the private placement of preferred and common stock of the Company and the application of the net proceeds, therefrom.

                                                    Six Months Ended June 30,
                                               -------------------------------------
                                                    1995                 1996
                                              -----------------     ----------------
                                              (in thousands except per share data)

          Revenues.......................            $  33,902            $  44,990
          Net income.....................                2,744                5,336
          Earnings per share.............                 0.13                 0.28

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual results had the acquisitions been made at the beginning of each period presented or to necessarily be indicative of future operations.

(4)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at June 30, 1996 are shown parenthetically (in thousands):

                                             December 31,   June 30,
                                                 1995         1996
                                             ------------   --------
                                                           (unaudited)
          Bank credit facility (6.8%) ....   $ 83,035       $119,380

          Other ..........................         53           --
                                             --------       --------
                                               83,088        119,380
          Less amounts due within one year         53           --
                                             --------       --------

                 Long-term debt, net .....   $ 83,035       $119,380
                                             ========       ========

         The Company maintains a $250 million revolving bank credit facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At August 2, 1996, the borrowing base on the credit facility was $150 million, of which $117 million was outstanding. The facility bears interest at prime rate or LIBOR plus 0.75% to 1.25% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan is payable in sixteen quarterly installments beginning February 1, 1999. A commitment fee of 3/8% of the undrawn balance is payable quarterly. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 7.6% and 6.8% for the three months ended June 30, 1995 and 1996, respectively. The weighted average interest rate gives effect to interest rate swap arrangements which have the effect of fixing the interest rate on $40 million of the credit facility at a rate of 6.4%. The interest rate swaps will remain in effect through July 1997, but may be extended at the counterparties' option for two years.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. Interest paid during the six months ended June 30, 1995 and 1996 totaled $2.4 million in both periods.

(5)      COMMITMENTS AND CONTINGENCIES:

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

(6)      EQUITY SECURITIES

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

         In December 1995, the Company privately placed 1.2 million shares of its Common Stock for $10.2 million to a state employees retirement plan. In April 1996, the Company privately placed 600,000 shares of its Common Stock to a limited number of institutional investors for approximately $6.9 million. Warrants to acquire 40,000 shares of common stock at a price of $7.50 per share were outstanding at June 30, 1996 and will expire in December 1996. Additionally, warrants to acquire 20,000 shares of common stock at a price of $12.88 per share were outstanding at June 30, 1996 and will expire in December 1997.

(7)      STOCK OPTION AND PURCHASE PLAN

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 2.0 million shares of Common Stock. However, no new options may be granted which would result in their being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the six months ended June 30, 1996, options covering 101,500 shares were exercised at prices ranging from $3.38 to $8.25 per share. At June 30, 1996, options covering a total of 1.2 million shares were outstanding under the plan, of which 478,500 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $10.50.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At June 30, 1996, 76,000 options were outstanding under the Directors Plan of which 16,800 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $13.75 per share.

         In 1994, the stockholders approved the 1994 Stock Purchase Plan (the "1994 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company had a 1989 Stock Purchase Plan (the "1989 Plan") which was identical to the 1994 Plan except that it covered 333,333 shares. Upon adoption of the 1994 Plan, the 1989 Plan was terminated. The plans are administered by the Compensation Committee of the Board. During the six months ended June 30, 1996, the Company sold 75,000 unregistered common shares to officers and outside directors. From inception of the 1989 Plan through June 30, 1996, a total of 463,000 unregistered shares had been sold, for a total consideration of approximately $2.5 million at prices equal to 75% of market value at the time of the sale.

(8)      BENEFIT PLAN

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1995 totaled $346,000.

(9)      INCOME TAXES:

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

         During 1993, the Company acquired Mark Resources Corporation, in a taxable combination accounted for as a purchase. Deferred tax assets of $3.9 million and a deferred tax liability of $8.1 million were recorded in the transaction. During 1994, the Company acquired Gillring Oil Company and Grand Banks Energy Company, taxable combinations accounted for as purchases. Deferred tax assets of $3.5 million and deferred tax liabilities of $3.4 million were recorded in these transactions. In late 1994, the Company acquired Red Eagle Resources Corporation, a taxable combination accounted for as a purchase. Deferred tax liabilities of $12.3 million and deferred tax assets of $.3 million were recorded in this transaction. In 1996, the Company acquired Eastern Petroleum Company in a taxable combination accounted for as a purchase. A net deferred tax liability of $2.1 million was recorded in the transaction.

         For the six months ended June 30, 1995 and 1996, the Company made a provision for federal income taxes of $670,000 and $2.9 million, respectively. At June 30, 1996, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $16.9 million which are subject to annual limitations as to their utilization and expire between 1996 and 2010. The Company has alternative minimum tax net operating loss carryovers of $11.6 million which are subject to annual limitations as to their utilization and expire from 1996 to 2009. The Company has statutory depletion carryover of approximately $8.5 million and an alternative minimum tax credit carryover of $500,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(10)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 58% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the six months ended June 30, 1996, one customer accounted for 12% of the Company's total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the Company. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

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

(11)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                              December 31,           June 30,
                                                  1995                 1996
                                              ---------------     ----------------
                                                                    (unaudited)
Capitalized costs:
    Proved properties .....................     $ 209,310            $ 272,338
    Unproved properties ...................           763                  841
                                                ---------            ---------
        Total .............................       210,073              273,179
    Accumulated depletion, depreciation and
       amortization .......................       (33,371)             (43,222)
                                                ---------            ---------

        Net capitalized costs .............     $ 176,702            $ 229,957
                                                =========            =========

                                                      Six Months
                                 Year Ended              Ended
                                December 31,           June 30,
                                    1995                 1996
                               ----------------     ----------------
                                                      (unaudited)
Costs incurred:
    Property acquisition ...       $69,244              $60,746
    Development ............         9,968                3,376
    Exploration ............           216                  334
                                   -------              -------
        Total costs incurred       $79,428              $64,456
                                   =======              =======

(12) RELATED PARTY TRANSACTIONS:

         Mr. Edelman, Chairman of the Company, is also an executive officer and shareholder of Snyder Oil Corporation ("SOCO"). At June 30, 1996, Mr. Edelman owned 5.7% of the Company's common stock. In 1995, the Company acquired SOCO's interest in certain wells located in Appalachia for $4 million. The price was determined based on arms-length negotiations through a third-party broker retained by SOCO. Subsequent to the transaction, the Company and SOCO no longer hold interests in any of the same properties.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         During the three months ended June 30, 1996, the Company reached $274 million of assets and increased stockholders' equity to $111 million. The growth was achieved primarily through acquisitions and development. Net income for the second quarter of 1996 increased 171% to $2.8 million versus $1.0 million in the prior year. The increases were primarily due to higher production volumes attributable to acquisitions and development and higher product prices. Working capital at June 30, 1996 was $5 million. During the quarter, long-term debt rose from $95 million to $119 million.

         At June 30, 1996, capitalization totaled $230 million, of which 48% was represented by stockholders' equity and 52% by long-term debt. Essentially all of the long-term debt is comprised of borrowings under a $250 million revolving bank credit facility. The facility currently provides for quarterly payments of interest with principal payments beginning February 1999. In April 1996, the Company completed a $6.9 million private placement of common stock. The proceeds were used to fund a portion of a $37.0 million acquisition which was completed during April. The remaining portion of the acquisition was funded by borrowings under the Company's existing revolving credit facility. In April and May 1996, the Company exercised its option to convert the 7-1/2% Preferred Stock into approximately 577,000 shares of common stock.

         For the three months ended June 30, 1996 operating cash flow totaled $10.3 million, a 115% increase over the prior year period. Cash flow plus bank borrowings funded $64 million of acquisitions and development expenditures. The Company expects to continue to fund its activities from internally generated funds, borrowings under its credit facility and the issuance of debt and equity securities. During the next twelve months, non-discretionary cash requirements include $2.3 million of preferred dividends and interest on the Company's credit facility. Additionally, the Company expects to continue its acquisition and development activities in 1996. Although these expenditures are principally discretionary, the Company estimates that it will spend approximately $15 million on development activities in 1996, of which $3.4 million was incurred in the first six months. Cash flow is expected to be more than sufficient to fund development expenditures with the remainder available to fund acquisitions. In 1994, the Company instituted an annual program to repurchase its common stock from stockholders who own less than 100 shares. From inception of the program, through June 30, 1996 approximately 42,500 shares had been repurchased for $385,100.

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

RESULTS OF OPERATIONS

         The Company reported net income for the three months ended June 30, 1996 of $2.8 million a 171% increase over second quarter 1995. The increase is the result of higher production volumes, higher product prices and lower unit costs.

         During the quarter, oil and gas production volumes increased 98% to 7.3 Bcfe, an average of 80.4 Mmcfe per day. Production revenues also benefited from a 10% increase in the average price received per Mcfe of production from $2.14 to $2.35. The average oil price increased from $17.19 to $18.45 per barrel while average gas prices increased 22% from $1.75 to $2.13 per Mcf. As a result of a larger base of producing properties, operating expenses increased 95% to $6.4 million. However, the operating cost per Mcfe produced decreased slightly from $.89 in 1995 to $.88 in 1996.

         Gas transportation and marketing revenues rose 99% to $1.4 million versus $.7 million in the second quarter of 1995. The higher revenues were due primarily to expanded marketing activities and increased gas transportation revenues attributable to its larger pipeline network. The increase in gas transportation and marketing expenses of 121% reflects higher administration costs associated with the growth in gas marketing.

         Field services revenues increased 51% in the second quarter of 1996 to $3.5 million versus $2.4 million in the second quarter 1995. The higher revenues were due primarily to a larger base of operated properties. Field services expenses increased 104% in the second quarter of 1996 versus 1995, due to lower overall margins on the increasing revenue base. Exploration expense rose 114% due to the Company's increased involvement in acreage acquisition, seismic and exploratory drilling.

         General and administrative expenses increased 29% from $761,000 in 1995 to $984,000 in 1996. On a per Mcfe of production basis, general and administrative expenses decreased from $.21 in the second quarter of 1995 to $.13 for the same period in 1996. Interest and other income increased slightly primarily due to a higher level of property sales. Interest expense increased 57% to $2.0 million as a result of the higher average outstanding debt balance during the period due to the financing of acquisitions.

         Depletion, depreciation and amortization expense rose 87% as a result of increased production volumes. The impact of higher volumes was offset by a reduction in the depletion rate to $.72 per Mcfe in the second quarter of 1996.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

Items 2 - 5.      Not applicable

Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended June 30, 1995 and 1996, filed herewith.

         11.2 Statement re: computation of per share earnings for the six months ended June 30, 1995 and 1996, filed herewith.

         27   Financial data schedule

         (b)  Reports on Form 8-K

                  Current report on Form 8-K, dated April 19, 1996 regarding the acquisition of oil and gas properties as amended on Form 8-K/A dated May 31, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        LOMAK PETROLEUM, INC.

                                        By:    Thomas W. Stoelk
                                           -----------------------------------
                                               Thomas W. Stoelk
                                               Vice President - Finance
                                               Chief Financial Officer

August 12, 1996

                                  EXHIBIT INDEX

                                                                   Sequentially
   Exhibit Number              Description of Exhibit              Numbered Page
- ---------------------     ----------------------------------    --------------------
         11.1             Statement re:  computation of per             19
                          share   earnings  for  the  three
                          months  ended  June 30,  1995 and
                          1996, filed herewith.

         11.2             Statement re:  computation of per             20
                          share   earnings   for   the  six
                          months  ended  June 30,  1995 and
                          1996, filed herewith.

         27               Financial data schedule                       21