Form 10-Q
period 1996-09-30
LOMAK PETROLEUM INC
filed 1996-11-08
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

      [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         14,762,886 Common Shares were outstanding on November 4, 1996.

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


                                               LOMAK PETROLEUM, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     December 31,        September 30,
                                                                         1995                1996
                                                                   -----------------    ----------------
                                                                                          (unaudited)
ASSETS
Current assets
  Cash and equivalents........................................       $        3,047       $       4,880
  Accounts receivable.........................................               14,109              14,861
  Marketable securities.......................................                  829              13,176
  Inventory and other.........................................                1,114               1,696
                                                                   -----------------    ----------------
                                                                             19,099              34,613
                                                                   -----------------    ----------------

Oil and gas properties, successful efforts method.............              210,073             280,089
    Accumulated depletion, depreciation and amortization.......             (33,371)            (48,025)
                                                                   -----------------    ----------------
                                                                            176,702             232,064
                                                                   -----------------    ----------------

Gas transportation and field service assets...................               23,167              22,597
    Accumulated depreciation...................................              (4,304)             (5,122)
                                                                   -----------------    ----------------
                                                                             18,863              17,475
                                                                   -----------------    ----------------
                                                                     $      214,664       $     284,152
                                                                   =================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable............................................       $        9,084       $      16,752
  Accrued liabilities.........................................                5,523               8,817
  Current portion of debt (Note 4)............................                   53                   -
                                                                   -----------------    ----------------
                                                                             14,660              25,569
                                                                   -----------------    ----------------

Long-term debt (Note 4).......................................               83,035             121,905

Deferred taxes (Note 10)......................................               17,726              23,812

Commitments and contingencies (Note 6)........................

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 4,000,000 shares authorized,
      7-1/2% convertible preferred, 200,000 issued............                  200                   -
      $2.03 convertible preferred, 1,150,000 issued
      (liquidation preference $28,750,000)....................                1,150               1,150
  Common stock, $.01 par, 35,000,000 shares authorized,
      13,322,738 and 14,705,293 issued........................                  133                 147
  Capital in excess of par value..............................              101,773             109,915
  Retained earnings (deficit).................................               (4,013)              1,654
                                                                   -----------------    ----------------
                                                                             99,243             112,866
                                                                   =================    ================
                                                                    $       214,664     $       284,152
                                                                   =================    ================

                           SEE ACCOMPANYING NOTES.


                                               LOMAK PETROLEUM, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended              Nine months Ended
                                                                    September 30,                   September 30,
                                                              ---------------------------     ---------------------------
                                                                  1995           1996            1995            1996
                                                               -----------    ------------    ------------    -----------
                                                                     (unaudited)                      (unaudited)
Revenues
   Oil and gas sales......................................     $    8,802       $  16,623       $  24,135      $  49,878
   Field services.........................................          2,216           3,638           7,109         10,483
   Gas transportation and marketing.......................            817           1,660           2,332          4,137
   Interest and other.....................................            301             391           1,052          1,102
                                                               -----------    ------------    ------------    -----------
                                                                   12,136          22,312          34,628         65,600
                                                               -----------    ------------    ------------    -----------

Expenses
   Direct operating.......................................          3,496           6,103           9,935         18,268
   Field services.........................................          1,315           2,671           4,192          7,813
   Gas transportation and marketing.......................            206             493             595          1,206
   Exploration............................................            197             345             473            836
   General and administrative.............................            669             960           2,187          2,862
   Interest...............................................          1,423           2,053           3,822          5,563
   Depletion, depreciation and amortization...............          3,704           5,508           9,808         16,589
                                                               -----------    ------------    ------------    -----------
                                                                   11,010          18,133          31,012         53,137
                                                               -----------    ------------    ------------    -----------

Income before taxes.......................................          1,126           4,179           3,616         12,463

Income taxes
   Current................................................             19             120              66            299
   Deferred...............................................            210           1,340             832          4,061
                                                               -----------    ------------    ------------    -----------
                                                                      229           1,460             898          4,360
                                                               -----------    ------------    ------------    -----------

Net income................................................      $     897      $    2,719       $   2,718     $    8,103
                                                               ===========    ============    ============    ===========

Earnings per common share.................................      $     .07      $      .14       $     .21     $      .43
                                                               ===========    ============    ============    ===========

Weighted average shares outstanding.......................         12,130          15,158          11,588         14,615
                                                               ===========    ============    ============    ===========








                           SEE ACCOMPANYING NOTES.


                                               LOMAK PETROLEUM, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                 Nine months Ended September 30,
                                                                                ---------------------------------
                                                                                     1995               1996
                                                                                --------------    ---------------
                                                                                           (unaudited)
Cash flows from operations:
Net income ...............................................................          $  2,718           $  8,103

Adjustments to reconcile net income to net cash provided by operations:
     Depletion, depreciation and amortization ............................             9,808             16,589
     Deferred income taxes ...............................................               832              4,061
     Changes in working capital net of effects of purchases of businesses:
              Accounts receivable ........................................              (768)              (264)
              Marketable Securities ......................................              (295)           (12,342)
              Inventory and other ........................................               121               (659)
              Accounts payable ...........................................            (1,223)             7,703
              Accrued liabilities and payroll and benefit costs ..........              (698)             1,868
     Gain on sale of assets and other ....................................              (740)              (724)
                                                                                    --------           --------
Net cash provided by operations ..........................................             9,755             24,335

Cash flows from investing:
     Acquisition of businesses, net of cash ..............................                --            (13,950)
     Oil and gas properties ..............................................           (56,913)           (55,491)
     Additions to gas transportation and field service assets ............            (7,733)              (723)
     Proceeds on sale of assets ..........................................             1,770              3,399
                                                                                    --------           --------
    Net cash used in investing ...........................................           (62,876)           (66,765)

Cash flows from financing:
     Proceeds from indebtedness, net of repayments .......................            50,671             38,817
     Stock dividends .....................................................              (281)            (2,435)
     Proceeds from common stock issuance, net of repurchases .............               235              7,881
                                                                                    --------           --------

Net cash provided by financing ...........................................            50,625             44,263
                                                                                    --------           --------
Change in cash ...........................................................            (2,496)             1,833

Cash and equivalents at beginning of period ..............................             4,897              3,047
                                                                                    --------           --------
Cash and equivalents at end of period ....................................          $  2,401           $  4,880
                                                                                    ========           ========

                           SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent oil and gas company engaged in the acquisition, production, development and exploration of oil and gas in the United States. Lomak's core areas of operation are located in the Mid-Continent and Appalachia regions. Since January 1, 1990, the Company has made 68 acquisitions at a total cost of $256 million and $34 million has been expended on development and exploration activities. As a result, proved reserves and production have each grown during this period at a rate in excess of 80% per annum. At December 31, 1995, proved reserves totaled 298 Bcfe, having a pre-tax present value at constant prices of $229 million and a reserve life of nearly 12 years.

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geographical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. The depletion rate per Mcfe produced was $.73 in both the third quarters of 1995 and 1996. Approximately $12.2 million ($11.5 million proved undeveloped properties and $.8 million - unproved acreage) and $21.7 million ($20.6 million proved undeveloped properties and $1.1 million - unproved acreage) of oil and gas properties were not subject to depletion as of December 31, 1995 and September 30, 1996, respectively. These costs are assessed periodically to determine whether their value has been impaired. If they have, the amount of any impairment is expensed.

GAS TRANSPORTATION AND FIELD SERVICE ASSETS

         The Company owns and operates over 1,900 miles of gas gathering systems in proximity to its principal gas properties. Depreciation of these systems is calculated on the straight-line method based on estimated useful lives ranging from four to fifteen years.

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

FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The following table sets for the book value and estimated fair values of the Company's financial instruments:

                                   December 31,               September 30,
                                      1995                        1996
                              -----------------------     ----------------------
                                                   (In thousands)
                                Book          Fair          Book          Fair
                               Value         Value         Value         Value
                              ---------     ---------     ---------    ---------

Cash and equivalents......    $  3,047      $  3,047      $   4,880    $   4,880
Marketable securities.....         829         1,020         13,176       13,392
Senior debt ..............     (83,035)      (83,035)      (121,905)    (121,905)
Commodity swaps ..........          --            93             --         (129)
Interest rate swaps ......          --           375             --           88



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

         A portion of the Company's prices received in crude oil and natural gas sales are periodically hedged against market risks through the use of futures, option or swap contracts. The gains and losses on these instruments are included in the valuation of the production being hedged in the contract month and are included as an adjustment to oil and gas revenue. The Company also manages interest rate risk on its credit facility through the use of interest rate swap agreements. Gains and losses on swap agreements are included as an adjustment to interest expenses.

MARKETABLE SECURITIES

         In 1996, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are not reflected in earnings or as a separate component of stockholders' equity because the amounts are immaterial. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income.

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

 (3)     ACQUISITIONS:

         Since 1990, the Company has acquired over $256 million of oil and gas properties. During 1995, the Company completed $71.1 million of acquisitions. In the first nine months of 1996, acquisitions totaling $56.8 million were completed. The purchases were funded by working capital, advances under a revolving credit facility and the issuance of common and preferred stock. These acquisitions are discussed below.

         1996 ACQUISITIONS

Mid-Continent
-------------

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

Appalachia
----------

         Eastern Petroleum Company. In January 1996, the Company acquired proved oil and gas reserves and 40 miles of gas gathering lines in Ohio for $13.7 million. In the second quarter of 1996, the Company initiated a program extending purchase offers to other interest owners in these properties. Through September 30, 1996, interests in 61 wells had been purchased for approximately $100,000.

         The Company purchased incremental interests in approximately 440 operated properties in Pennsylvania and Ohio for $5.2 million.

         1995 ACQUISITIONS

Mid-Continent
-------------

         Red Eagle Resources Corporation. In late 1994, the Company acquired effective control of Red Eagle through the purchase of two stockholders' holdings. In early 1995, the remaining stockholders of Red Eagle voted to approve the merger of Red Eagle with a wholly owned subsidiary of the Company in exchange for approximately 2.2 million shares of the Company's common stock. The additional equity of Red Eagle acquired in February 1995 was reflected as minority interest on the Company's balance sheet at December 31, 1994. Acquisition costs of approximately $46.5 million were capitalized in regards to this acquisition. Red Eagle's assets included interests in approximately 370 producing wells located primarily in the Okeene Field of Oklahoma's Anadarko Basin. Subsequently, the Company acquired additional interests in 70 Red Eagle wells for $1.7 million.

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

Appalachia
----------

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

                                       Nine months Ended September 30,
                                     -------------------------------------
                                          1995                 1996
                                    -----------------     ----------------
                                    (in thousands except per share data)

Revenues.......................            $  50,366            $  67,303
Net income.....................                3,819                8,055
Earnings per share.............                  .29                  .42

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual results had the acquisitions been made at the beginning of each period presented or to necessarily be indicative of future operations.

(4)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at September 30, 1996 are shown parenthetically (in thousands):

                                                       December 31,        September 30,
                                                           1995                 1996
                                                     -----------------    -----------------
                                                                            (unaudited)

Bank credit facility (6.7%).....................     $         83,035     $        121,905
                                                                   53                    -
                                                     -----------------    -----------------
                                                               83,088              121,905
Less amounts due within one year................                   53                    -
                                                     -----------------    -----------------

       Long-term debt, net......................     $         83,035     $        121,905
                                                     =================    =================

         The Company maintains a $250 million revolving bank credit facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At November 4, 1996, the borrowing base on the credit facility was $150 million, of which $112 million was outstanding. The facility bears interest at the prime rate or LIBOR plus 0.75% to 1.25% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan is payable in sixteen quarterly installments beginning February 1, 1999. A commitment fee of 3/8% of the undrawn balance is payable quarterly. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 7.5% and 6.7% for the nine months ended September 30, 1995 and 1996, respectively. The weighted average interest rate gives effect to two $20 million interest rate swap arrangements which have the effect of fixing the interest rate on $40 million of the credit facility at a rate of 6.4%. The interest rate swaps will remain in effect through July 1997 and October 1997, respectively, but may be extended at the counterparties' option for two years.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. Interest paid in cash during the nine months ended September 30, 1995 and 1996 totaled $3.5 million and $4.1 million, respectively.

(5)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company uses derivative financial instruments to manage well-defined commodity price and interest rate risks and does not use them for speculative purposes.

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At September 30, 1996, the Company had open contracts for oil and gas price swaps of 280,000 barrels and 586,000 Mcfs. These swap contracts are designed to set average prices of $23.09 per barrel and $1.98 per Mcf. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net cost of approximately $129,000 at September 30, 1996. These contracts expire monthly through March 1997. In October 1996, the Company entered into swap contracts for an additional 250,000 barrels of oil at an average price per barrel of $22.86. These contracts expire monthly through April 1997. The gains or losses on the Company's hedging transactions is determined as the difference between the contract price and a reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income for the contract month as an adjustment to oil and gas revenue. Net gains relating to these derivatives for the nine months ended September 30, 1996 approximated $29,700.

         Interest rate swap agreements, which are used by the Company in the management of interest exposure, is accounted for on an accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At September 30, 1996, the Company had $40 million of borrowings subject to two interest rate swap agreements at rates of 5.25% and 5.49% through July 1997 and October 1997, respectively, but may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on September 30, 1996 was 5.44%. The fair value of the interest rate swap agreements at September 30, 1996, based upon current quotes for equivalent agreements, amounted to $87,700, which represents the Company's income if the agreements were terminated on this date. In October 1996, the Company entered into a swap arrangement on an additional $20 million of the credit facility at a rate of 5.7%, which will remain in effect through October 1998, but may be extended at the counterparties' option for two years.

         These financial instruments are executed with major financial or commodities institutions which expose the Company to acceptable levels of market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.


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

         In November 1995, the Company sold 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred Stock") for $28.8 million. The $2.03 Preferred Stock is convertible into the Company's common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The $2.03 Preferred Stock is redeemable, at the option of the Company, at any time on or after November 1, 1998, at redemption prices beginning at 105%. At the option of the Company, the $2.03 Preferred Stock is exchangeable for the Company's 8-1/8% convertible subordinated notes due 2005. The notes would be subject to the same redemption and conversion terms as the $2.03 Preferred Stock

         In December 1995, the Company privately placed 1.2 million shares of its Common Stock for $10.2 million to a state employees retirement plan. In April 1996, the Company privately placed 600,000 shares of its Common Stock to a limited number of institutional investors for approximately $6.9 million. Warrants to acquire 40,000 shares of common stock at a price of $7.50 per share were exercised in October 1996. Additionally, warrants to acquire 20,000 shares of common stock at a price of $12.88 per share were outstanding at September 30, 1996 and will expire in December 1997.

(8)      STOCK OPTION AND PURCHASE PLAN

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 2.0 million shares of Common Stock. However, no new options may be granted which would result in their being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the nine months ended September 30, 1996, options covering 109,750 shares were exercised at prices ranging from $3.38 to $8.25 per share. At September 30, 1996, options covering a total of 1.2 million shares were outstanding under the plan, of which 504,000 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $10.50.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At September 30, 1996, 76,000 options were outstanding under the Directors Plan of which 16,800 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $13.88 per share.

         In 1994, the stockholders approved the 1994 Stock Purchase Plan (the "1994 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company had a 1989 Stock Purchase Plan (the "1989 Plan") which was identical to the 1994 Plan except that it covered 333,333 shares. Upon adoption of the 1994 Plan, the 1989 Plan was terminated. The plans are administered by the Compensation Committee of the Board. During the nine months ended September 30, 1996, the Company sold 100,000 unregistered common shares to officers and outside directors. From inception of the 1989 Plan through September 30, 1996, a total of 488,000 unregistered shares had been sold, for a total consideration of approximately $2.8 million at prices equal to 75% of market value at the time of the sale.

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

         For the nine months ended September 30, 1995 and 1996, the Company made a provision for federal income taxes of $898,000 and $4.4 million, respectively. At September 30, 1996, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $16.9 million which are subject to annual limitations as to their utilization and expire between 1996 and 2010. The Company has alternative minimum tax net operating loss carryovers of $11.6 million which are subject to annual limitations as to their utilization and expire from 1996 to 2009. The Company has statutory depletion carryover of approximately $8.2 million and an alternative minimum tax credit carryover of $500,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(11)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 60% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the nine months ended September 30, 1996, no one customer accounted for 10% or more of the Company's total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the Company. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

         The Company has currently hedged 88% of its oil production through April 1997. These hedges involve fixed price arrangements and other price arrangements at a variety of prices, floors and caps. Although these hedging activities provide the Company some protection against falling prices, these activities also reduce the potential benefits to the Company of price increases above the levels of the hedges.

(12)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                           December 31,      September 30,
                                                                1995             1996
                                                           -----------       -----------
                                                                              (unaudited)
Capitalized costs:
Proved properties ..................................        $ 209,310         $ 279,001

Unproved properties ................................              763             1,088
                                                            ---------         ---------
    Total ..........................................          210,073           280,089
Accumulated depletion, depreciation and
   amortization ....................................          (33,371)          (48,025)
                                                            ---------         ---------

    Net capitalized costs ..........................        $ 176,702         $ 232,064
                                                            =========         =========

                                                                             Nine months
                                                           Year Ended          Ended
                                                           December 31,     September 30,
                                                               1995              1996
                                                           -----------      ------------
                                                                            (unaudited)
Costs incurred:
    Property acquisition ...........................        $  69,244         $  63,538

    Development ....................................            9,968             8,621

    Exploration ....................................              216               638
                                                            ---------         ---------

        Total costs incurred .......................        $  79,428         $  72,797
                                                            =========         =========


(13) RELATED PARTY TRANSACTIONS:

         Mr. Edelman, Chairman of the Company, is also an executive officer and shareholder of Snyder Oil Corporation ("SOCO"). At September 30, 1996, Mr. Edelman owned 5.7% of the Company's common stock. In 1995, the Company acquired SOCO's interest in certain wells located in Appalachia for $4 million. The price was determined based on arms-length negotiations through a third-party broker retained by SOCO. Subsequent to the transaction, the Company and SOCO no longer hold interests in any of the same properties.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1995 annual report on Form 10-K as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION, PRODUCT PRICES AND COSTS
------------------------------------------------

                                       Quarter Ended September 30,               Nine Months Ended September 30,
                                 ----------------------------------------    ----------------------------------------
                                                               Increase                                   Increase
                                    1995         1996         (Decrease)        1995         1996        (Decrease)
                                 ---------    ----------    -------------    ---------    ----------   --------------

Total production
   Oil (MBbl)..............            236           262              11%          649           801            23%
   Gas (MMcf)..............          3,059         5,341              75%        7,825        15,968           104%
   Equivalents (MMcfe).....          4,477         6,914              54%       11,722        20,776            77%

Average daily production
   Oil (Bbl)...............          2,569         2,850              11%        2,379         2,925            23%
   Gas (Mcf)...............         33,246        58,023              75%       28,663        58,266           104%
   Equivalents (Mcfe)......         48,660        75,126              54%       42,936        75,813            77%

Average sales price
   Oil (Bbl)...............         $16.20        $20.08              24%       $16.58        $18.60            12%
   Gas (Mcf)...............           1.63          2.13              31%         1.71          2.19            28%
   Equivalents (Mcfe)......           1.97          2.40              13%         2.06          2.40            17%

Direct operating cost
   per Mcfe................          $0.78         $0.88              22%        $0.85         $0.88             4%
---------------------------

Bbl - Barrel
Mcf - Thousand cubic feet
Mcfe - Thousand cubic feet equivalent (one Bbl equals six Mcf)

         Total oil and gas production is increased from comparable 1995 periods due to acquisitions and the successful results of the 1995 and 1996 development programs, partially offset by well dispositions and the natural decline of well production.

         Direct operating costs per Mcfe increased in the third quarter of 1996 compared to 1995 primarily due to the assimilation of acquisitions, the reworking of wells and repairs to gathering systems.


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1995

         The Company reported net income for the three months ended September 30, 1996 of $2.7 million a 203% increase over third quarter 1995. The increase is principally the result of higher production volumes and higher product prices.

         Oil and gas revenues increased in the third quarter of 1996 principally due to higher production levels which increased 54% to 6.9 Bcfe, an average of
75.1 MMcfe per day. Oil and gas revenues also benefited from a 22% price increase per Mcfe from $1.97 to $2.40. The average oil price increased from $16.20 to $20.08 per barrel and average gas prices increased 31% from $1.63 to $2.13 per Mcf. Producing properties added through acquisitions caused operating expenses to increase 75% to $6.1 million and operating cost per Mcfe produced to increase from $.78 in 1995 to $.88 in 1996.

         Gas transportation and marketing revenues rose 103% to $1.7 million versus $.8 million in the third quarter of 1995. The higher revenues were due primarily to expanded marketing activities and increased gas transportation on pipelines added through recent acquisitions. The increase in gas transportation and marketing expenses of 140% reflects higher administration costs associated with the growth in gas marketing.

         Field services revenues increased 64% in the third quarter of 1996 to $3.6 million versus $2.2 million in the third quarter 1995. The higher revenues were due primarily to a larger base of operated properties. Field services expenses increased 103% in the third quarter of 1996 versus 1995, due to lower operating margins on well services operations in Oklahoma. Exploration expense rose 75% due to the Company's increased involvement in acreage acquisition, seismic and exploratory drilling.

         General and administrative expenses increased 43% from $.7 million in 1995 to $1.0 million in 1996. On a per Mcfe of production basis, general and administrative expenses remained the same between quarters at $.15. Interest and other income increased 30% principally due to gains realized on the sale of marketable securities and a higher level of property sales. Interest expense increased 44% to $2.1 million as a result of the higher average outstanding debt balance during the period due to the financing of acquisitions.

         Depletion, depreciation and amortization expense rose 49% as a result of increased production volumes.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED
 SEPTEMBER 30, 1995

         The Company reported net income for the nine months ended September 30, 1996 of $8.1 million a 198% increase over the same period in 1995. The increase is the result of higher production levels and product prices.

         During the first nine months, oil and gas production volumes increased 77% to 20.8 Bcfe, an average of 75.8 MMcfe per day. Production revenues also benefited from a 17% increase in the average price received per Mcfe of production from $2.06 to $2.40. The average oil price increased from $16.58 to $18.60 per barrel and average gas prices increased 28% from $1.71 to $2.19 per Mcf. As a result of a larger base of producing properties, operating expenses increased 84% to $18.3 million. However, the operating cost per Mcfe produced increased only slightly from $.85 in 1995 to $.88 in 1996.

         Gas transportation and marketing revenues rose 77% to $4.1 million versus $2.3 million in the first nine months of 1995. The higher revenues were due primarily to expanded marketing activities and increased gas transportation revenues attributable to its larger pipeline network. The increase in gas transportation and marketing expenses of 103% reflects higher administration costs associated with the growth in gas marketing.

         Field services revenues increased 47% in the nine months of 1996 to $10.5 million versus $7.1 million for the same period of 1995. The higher revenues were due primarily to a larger base of operated properties. Field services expenses increased 86% in the nine month period of 1996 versus 1995, due to lower overall margins on the increasing revenue base. Exploration expense rose 77% due to the Company's increased involvement in acreage acquisition, seismic and exploratory drilling.

         General and administrative expenses increased 31% from $2.2 million in 1995 to $2.9 million for the nine months in 1996. On a per Mcfe of production basis, general and administrative expenses decreased from $.19 in the 1995 period to $.14 for the same period in 1996. Interest and other income increased slightly primarily due to a higher level of property sales. Interest expense increased 46% to $5.6 million as a result of the higher average outstanding debt balance during the period due to the financing of acquisitions.

         Depletion, depreciation and amortization expense rose 69% as a result of increased production volumes.


COMPARATIVE EXPENSES PER EQUIVALENT UNIT OF PRODUCTION

         The following are expenses on a net equivalent barrel (Mcfe) basis:

                                           Quarter Ended September 30,               Nine Months Ended September 30,
                                      ---------------------------------------     ---------------------------------------
                                                                  Increase                                     Increase
                                        1995         1996        (Decrease)          1995          1996       (Decrease)
                                     ----------    ---------    -------------     ----------    ---------    ------------

Direct operating cost..........           $.78         $.88             13 %          $.85         $.88           4  %
Depletion (a)..................            .73          .73              -             .73          .73            -
Depreciation, depletion and
amortization...................            .76          .83              9 %           .84          .80           (5)%
General and administrative.....            .15          .15              -             .19          .14          (26)%
Interest.......................            .32          .30             (6)%           .33          .27          (18)%

(a) Includes only depletion specifically related to oil and gas reserves produced.

         Direct operating costs per Mcfe increased in the third quarter of 1996 compared to 1995 primarily due to the assimilation of acquisitions, the reworking of wells and repairs to gathering systems.

         Depreciation, depletion and amortization increased in the third quarter of 1996 compared to 1995 due to the shorter depreciable lives of field service assets added through recent acquisitions.

         General and administrative expense decreased on a per Mcfe basis in 1996 relative to the comparable period in 1995 due to the costs being spread over increased production volumes from a growing oil and gas property base.

         Interest expense decreased on a per Mcfe basis in 1996 relative to the comparable period in 1995 due to the costs being spread over increased production volumes from a growing oil and gas property base.


ACQUISITION, DEVELOPMENT AND EXPLORATION
----------------------------------------

         During the nine months ended September 30, 1996, the Company incurred approximately $73.6 million in capital expenditures, including $63.5 million for acquisitions, $8.6 million for development, $.6 million for exploration and $.9 million for corporate purposes.

         The Company expended $63.5 million relating to acquisitions during the nine months ended September 30, 1996. Of this amount, $54.5 million was for producing properties and $9 million was for proved undeveloped reserves and undeveloped acreage in or around the Company's operating hubs. Of the $54.5 million expended for producing properties, $28 million related to the acquisition of the Bannon Interests and $15.4 million related to producing properties obtained through the Eastern Petroleum acquisition.

         Of the total development expenditures, $4.7 million was concentrated in the Appalachia region, including 2 recompletions and 38 newly drilled wells.
At September 30, 1996, 14 of these wells were turned into production with an additional 15 waiting to be connected into a pipeline and 6 more wells which were drilled and were waiting on completion. Approximately $3.9 million of development expenditures were concentrated in the Midcontinent region, including 26 recompletions and 11 newly drilled wells.


FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY
---------------------------------------------------

         At September 30, 1996, the Company reached $284 million in total assets and stockholders' equity of $113 million. The growth was primarily a result of recent acquisition and development activities. Net income for the third quarter of 1996 increased 203% to $2.7 million versus $0.9 million in the prior year. The increases were primarily due to higher production levels from acquisition and development activities and higher product prices. Working capital at September 30, 1996 was $9.0 million. During the quarter, long-term debt rose from $119 million to $122 million.

         At September 30, 1996, capitalization totaled $235 million, of which 48% was represented by stockholders' equity and 52% by long-term debt. All of the long-term debt is comprised of borrowings under a $250 million revolving bank credit facility. The facility currently provides for quarterly payments of interest with principal payments beginning February 1999.

         For the three months ended September 30, 1996 operating cash flow totaled $9.9 million, a 98% increase over the prior year period. Cash flow, bank borrowings and $7.9 million of proceeds from the issuance of common stock have funded $73.6 million of acquisitions and development expenditures. The Company expects to continue to fund its activities from internally generated funds, borrowings under its credit facility and the issuance of debt and equity securities. During the next twelve months, non-discretionary cash requirements include $2.3 million of preferred dividends and interest on the Company's credit facility. Additionally, the Company expects to continue its acquisition and development activities in 1996. Although these expenditures are principally discretionary, the Company estimates that it will spend approximately $12-15 million on exploration and development activities in 1996, of which $8.7 million was incurred in the first nine months. Cash flow is expected to be more than sufficient to fund exploration and development expenditures with the remainder available to fund acquisitions. In 1994, the Company instituted an annual program to repurchase its common stock from stockholders who own less than 100 shares. From inception of the program, through September 30, 1996 approximately 46,900 shares had been repurchased for $446,100.

         The Company believes that its capital resources are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

INFLATION AND CHANGES IN PRICES
-------------------------------

         While certain of its costs are affected by the general level of inflation, factors unique to the oil and natural gas industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is difficult to estimate future prices of oil and natural gas, price fluctuations have had, and will continue to have, a material effect on the Company.

         The following table indicates the average oil and natural gas prices received over the last five years and highlights the price fluctuations by quarter for 1995 and 1996. Average prices per Mcfe indicate the composite impact of changes in oil and natural gas prices. Oil production is converted to thousand cubic feet equivalents at the rate of 6 Mcf per barrel.

                                           Average Prices
                       ----------------------------------------------------
                       Crude Oil and
                          Liquids           Natural Gas        Equivalents
                       ---------------    ---------------    --------------
                         (Per Bbl)          (Per Mcf)          (Per Mcfe)
      Annual
-------------------
       1991                $ 18.91             $ 2.21             $ 2.56
       1992                  18.40               2.25               2.58
       1993                  16.07               2.32               2.47
       1994                  15.23               2.10               2.26
       1995                  16.57               1.79               2.08
 1996 (9 months)             18.60               2.19               2.40

    Quarterly
-------------------

       1995
-------------------
      First                $ 16.36             $ 1.78             $ 2.09
      Second                 17.19               1.75               2.14
      Third                  16.20               1.63               1.97
      Fourth                 16.16               1.95               2.21

       1996
-------------------
      First                $ 17.43             $ 2.32             $ 2.46
      Second                 18.45               2.13               2.35
      Third                  20.08               2.13               2.40
-------------------


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

Items 2 - 5. Not applicable


Item 6. Exhibits and Report on Form 8-K

          (a)  Exhibits

          11.1 Statement re: computation of per share earnings for the three months ended September 30, 1995 and 1996, filed herewith.

          11.2 Statement re: computation of per share earnings for the nine months ended September 30, 1995 and 1996, filed herewith.

          27        Financial data schedule

          (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the period.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                             LOMAK PETROLEUM, INC.



                                              By: /s/ Thomas W. Stoelk
                                                  ---------------------------
                                                  Thomas W. Stoelk
                                                  Vice President - Finance
                                                  Chief Financial Officer







November 7, 1996

                                  EXHIBIT INDEX

                                                                  Sequentially
   Exhibit Number              Description of Exhibit            Numbered Page
---------------------     --------------------------------      ---------------
         11.1             Statement re: computation of per             23
                          share earnings for the three
                          months ended September 30, 1995
                          and 1996, filed herewith.

         11.2             Statement re: computation of per             24
                          share earnings for the nine
                          months ended September 30, 1995
                          and 1996, filed herewith.

         27               Financial data schedule                      25