Form 10-K405/A
period 1995-12-31
LOMAK PETROLEUM INC
filed 1997-03-07
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                   For the fiscal year ended December 31, 1995

[   ]   Transition report under Section 13 or 15 (d) of the Securities Exchange
        Act of 1934 (No fee required)

        For the transition period from __________ to __________.

                          Commission File Number 0-9592
                              LOMAK PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                34-1312571
       (State or Other Jurisdiction of                  (I.R.S.Employer
        Incorporation or Organization)                Identification No.)

           500 THROCKMORTON STREET
              FORT WORTH, TEXAS                              76102

            (Address of Principal                          (Zip Code)
              Executive Offices)

Registrant's telephone number, including area code:  (817) 870-2601

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          PREFERRED STOCK, $1 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 11, 1996, was approximately $124,818,700.

         As of March 11, 1996, there were 13,429,111 outstanding shares of the registrant Common Stock and 1,150,000 outstanding shares of the registrant Preferred Stock.

         Part III of this report incorporates by reference the Registrant's Proxy Statement relating to the registrant's 1996 Annual Meeting of Stockholders.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              LOMAK PETROLEUM, INC.

                                   FORM 10-K/A
                                 Amendment No. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

         Item 1.           Description of the Business

Item 1.  Description of the Business
------------------------------------

         Item 1 is hereby amended by adding the following sections thereto:

         "GOVERNMENTAL REGULATION

                  The Company's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and natural gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws and regulations.

         ENVIRONMENTAL MATTERS

                  The Company's oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations, such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the oil and gas industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any material adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

                The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of oil and natural gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company.

                  Stricter standards in environmental legislation may be imposed in the oil and gas industry in the future. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and natural gas exploration and production wastes as "hazardous wastes" and make the reclassified wastes subject to more stringent handling, disposal and clean-up restrictions. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company. Although the Company has not experienced any material adverse effect from compliance with environmental requirements, no assurance may be given that this will continue in the future.

                  The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants to state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal (NPDES) permits prohibit or are expected to prohibit within the next year the discharge of produced water and sand, and some other substances related to the oil and gas industry, to coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

                  The Resources Conservation and Recovery Act ("RCRA"), as amended, generally does not regulate most wastes generated by the exploration and production of oil and natural gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing solid hazardous waste may be significant, the Company does not expect to experience more burdensome costs than similarly situated companies involved in oil and gas exploration and production.

                  In addition, the U.S. Oil Pollution Act ("OPA") requires owners and operators of facilities that could be the source of an oil spill into "waters of the United States" (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for violations of OPA and other environmental statutes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A, Amendment No. 1 to its Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LOMAK PETROLEUM, INC.

                                   By:

                                       /s/ Thomas W. Stoelk
                                       -----------------------------------
                                       Thomas W. Stoelk
                                       Chief Financial Officer and
                                       Vice President-Finance

Date:    March 7, 1997