Form 10-K405/A
period 1996-12-31
LOMAK PETROLEUM INC
filed 1997-03-27
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part III of this report incorporates by reference the Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders.

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

          Acquisitions. Since January 1, 1991, including the Cometra Acquisition, 63 acquisitions have been completed for a total consideration of $635 million. These acquisitions have been made at an average cost of $.74 per Mcfe. The Company's acquisition strategy has historically been based on: (i)
Locale: focusing in areas containing many small oil and gas operators and where larger companies are no longer active; (ii) Efficiency: targeting acquisitions in which operating and cost efficiencies can be obtained; (iii) Reserve
Potential: pursuing properties with the potential for reserve increases through recompletions and drilling; (iv) Incremental Purchases: seeking acquisitions where opportunities for purchasing additional interests in the same or adjoining properties exist; and (v) Complexity: pursuing more complex but less competitive corporate or partnership acquisitions.

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
                                          ====        ====        ====       ====        ====        ====

GAS GATHERING AND PROCESSING

         The Company's natural gas gathering and processing assets are primarily comprised of (i) its Sterling system, which consists of 265 miles of gas gathering pipelines and a gas processing plant in the Sterling area of the Permian Basin, and (ii) over 1,900 miles of gas gathering pipelines in Appalachia. The Sterling plant is a refrigerated turbo-expander cryogenic gas plant that was placed in service in early 1995. The plant, designed for approximately 25,000 Mcf/d, is currently operating at 87% of capacity. The Company estimates that the plant's capacity can be increased to 35,000 Mcf/d at a cost of approximately $4.0 million.

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

OIL AND GAS MARKETING

         In order to more efficiently handle the sale of its natural gas, the Company began to market its own production in 1993. On a pro forma basis at year end, the Company was marketing 173 Mmcf/d for its own account as well as additional volumes for third party producers. The Company's gas production is sold primarily to utilities and directly to industrial users.

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

         The Company's oil production is sold at the well head at posted field prices tied to the spot oil markets. Oil purchasers are selected on the basis of price and service.

         As part of the Cometra Acquisition, the Company acquired an above market gas contract with a major Texas Gas Utility Company, which expires
June 30, 2000. The contract represents 17% of the Company's pro forma December 1996 production on an Mcfe basis. The price paid pursuant to the contract converts to a price of $3.70 per Mcf ($3.30 per Mmbtu) at December 31, 1996. The gas contract provides for price escalation of $0.05 per Mcf on July 1 of each year. No other purchaser of the Company's oil or gas during 1996 exceeded 10% of the Company's total revenues.

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

         The Company recently received notice from two parties, each of whom claims that it is entitled to fees from the Company based upon a Yemen oil concession that they claim Red Eagle Resources Corporation received in August 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation relevant to such claims, the Company believes that the claims are without merit because the oil concession was never obtained. The Company has requested further documentation from the two parties with respect to their claims but no such documentation has yet been provided. The claims are for approximately $4.0 million in the aggregate (including the value of approximately 70,000 shares of Common Stock that would be required to be issued if the oil concession had been obtained).
To date, no proceedings have been commenced with respect to either of these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED MATTERS

               The Company's Common Stock is listed on NYSE under the symbol "LOM". Prior to listing on the NYSE on October 11, 1996, the Common Stock was listed on the Nasdaq National Market under the symbol "LOMK". During 1996, trading volume averaged 117,600 shares per day. On March 17, 1997, the closing price of the Common Stock was $18.25. Through March 17, 1997, trading volume has averaged 217,200 shares per day. The following table sets forth the high and low sales prices as reported on the NYSE Composite Transaction Tape or the Nasdaq National Market, as applicable on a quarterly basis for the periods indicated.

                                                                            Common
                                                                            Stock        Average Daily
                                             High            Low          Dividends          Volume
                                          -----------     -----------     -----------    ---------------
                                                                                            (shares)
                  1995
                  ----
    First Quarter......................       $7.375          $5.500        $  -             57,800
    Second Quarter.....................        8.188           7.250           -            111,500
    Third Quarter......................        9.250           7.250           -             80,700
    Fourth Quarter.....................        7.500           5.500          .01            92,000
                  1996
                  ----
    First Quarter......................      $12.125         $ 9.560        $ .01           133,800
    Second Quarter.....................       15.500          11.625          .01            92,400
    Third Quarter......................       14.875          12.750          .02            97,400
    Fourth Quarter.....................       17.375          13.125          .02           102,100


DIVIDENDS

         Dividends on the Common Stock were initiated in late 1995 and have been paid in each quarter since that time. The $2.03 Convertible Preferred Stock is entitled to receive cumulative quarterly dividends at the annual rate of $2.03 per share. If there is any arrearage in dividends on preferred stock, the Company may not pay dividends on the Common Stock. The Company has never been in arrears in the payment of preferred dividends.

         The payment of dividends is subject to declaration by the Board of Directors and may depend on earnings, capital expenditures and market factors existing from time to time. The Amended Credit Facility and the Indenture for the 6% Convertible Subordinated Debenture Due 2007 and 8.75% Senior Subordinated Notes due 2007 contain restrictions on the Company's ability to pay dividends on capital stock. Under the most restrictive of these provisions, the Company could have paid $5 million of dividends as of December 31, 1996.

HOLDERS OF RECORD

         At March 17, 1997, the number of holders of record of the Common Stock and $2.03 Convertible Preferred Stock were approximately 4,300 and 2, respectively.

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

(a) Long-term debt includes current portion.

         The following table sets forth summary unaudited financial information on a quarterly basis for the past two years (in thousands, except per share data).

                                                                             1995
                                                 -------------------------------------------------------------
                                                  Mar. 31         June 30          Sept. 30         Dec. 31
                                                 -----------    -------------    -------------    ------------

       Revenues............................       $  10,903      $    11,588      $    12,136      $   17,488
       Net income..........................             795            1,026              897           1,672
       Earnings per share..................             .07              .08              .07             .10
       Total assets........................         151,801          157,222          203,305         214,788
       Long-term debt (a)..................          66,835           71,635          113,238          83,088
       Stockholders' equity................          57,701           58,884           60,554          99,367

                                                                             1996
                                                 -------------------------------------------------------------
                                                  Mar. 31         June 30          Sept. 30         Dec. 31
                                                 -----------    -------------    -------------    ------------

       Revenues............................         $20,513          $22,774          $22,312         $25,639
       Net income..........................           2,603            2,780            2,719           4,513
       Earnings per share..................            0.14             0.15             0.14            0.26
       Total assets........................         232,207          274,041          284,152         282,547
       Long-term debt (a)..................          95,116          119,380          121,905         116,806
       Stockholders' equity................         101,146          110,762          112,866         117,529

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

         The Company's net cash provided by operations for the years ended December 31, 1994, 1995 and 1996 was $11.2 million, $16.6 million and $38.4 million, respectively. The increases in the Company's cash flow from operations can be attributed to its growth primarily through acquisitions and development.

         The Company's net cash used in investing for the years ended December 31, 1994, 1995 and 1996 was $29.5 million, $76.1 million and $69.7 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploitation and additions of field service assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or outside of its core areas of operation. The Company's acquisition and development activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

\

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

         At the Company's option, the applicable interest rate per annum is the LIBOR plus a margin ranging from 0.625% to 1.125%. As an alternative, the Company can elect an Alternate Base Rate (as defined) plus a margin ranging from 0% to 0.25%. The Alternate Base Rate is the higher of (a) the administrative agent bank's prime rate and (b) the federal funds effective rate plus 0.5%.

         On March 17, 1997, approximately $204 million was outstanding (including $134 million of then outstanding letters of credit to secure the promissory note issued to Cometra as part of the purchase price in the Cometra Acquisition) under the Credit Agreement. The promissory note to Cometra matures on March 31, 1997.

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

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At December 31, 1996, the Company had open contracts for oil and gas price swaps of 300,000 barrels of oil at average prices ranging from $22.10 to $22.76 per barrel of oil and 155,000 MmBtu of gas at $2.04 per MmBtu. While these transactions have no carrying value, the Company's mark-to-market exposure under these contracts at December 31, 1996 was a net loss of $1.1 million. As of February 28, 1997, the Company had open hedge contracts covering 140,000 barrels of oil with mark-to-market exposure of a $290,000 net gain. These contracts expire monthly through April 1997. The gains or losses on the Company's hedging transactions is determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains or losses relating to these derivatives for the years ended December 31, 1994, 1995 and 1996 approximated $0, $217,000 and $(724,000), respectively.

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

         Thomas J. Edelman holds the office of Chairman and is Chairman of the Board of Directors. Mr. Edelman joined the Company in 1988 and served as its Chief Executive Officer until 1992. From 1981 to February 1997, Mr. Edelman served as a director and President of Snyder Oil Corporation ("SOCO"), an independent, publicly traded oil and gas company. In 1996, Mr. Edelman was appointed Chairman, President and Chief Executive Officer of Patina Oil & Gas Corporation, a publicly traded affiliate of SOCO. Prior to 1981, Mr. Edelman was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as a director of Petroleum Heat & Power Co., Inc., a Connecticut-based fuel oil distributor, Star Gas Corporation, a private company, which is the general partner of Star Gas Partners, L.P., a publicly-traded master limited partnership, which distributes propane gas, Paradise Music & Entertainment, Inc., a publicly-traded company, and Weatherford Enterra, Inc., a publicly-traded company.

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

Dated: March 27, 1997

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

     /s/ Thomas J. Edelman                           Thomas J. Edelman,
--------------------------------------------         Chairman and Chairman of the Board
     March 27, 1997

    /s/ John H. Pinkerton                            John H. Pinkerton,
--------------------------------------------         Chief Executive Officer, President and Director
    March 27, 1997

    /s/ Thomas W. Stoelk                             Thomas W. Stoelk,
--------------------------------------------         Chief Financial Officer and Vice President-Finance
    March 27, 1997

    /s/ John R. Frank                                John R. Frank,
--------------------------------------------         Chief Accounting Officer and Controller
    March 27, 1997

    /s/ Robert E. Aikman                             Robert E. Aikman, Director
--------------------------------------------
    March 27, 1997

    /s/ Allen Finkelson                              Allen Finkelson, Director
--------------------------------------------
    March 27, 1997

    /s/ Anthony V. Dub                               Anthony V. Dub, Director
--------------------------------------------
    March 27, 1997

      /s/ Ben A. Guill                               Ben A. Guill, Director
--------------------------------------------
    March 27, 1997

    /s/ C. Rand Michaels                             C. Rand Michaels,
--------------------------------------------         Vice Chairman and Director
    March 27, 1997

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

         Lomak's objective is to maximize shareholder value through growth in its reserves, production, cashflow and earnings through a balanced program of development drilling and acquisitions, as well as, to a growing extent, its exploration effort. In order to effectively pursue its operating strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established separate acquisition, engineering, geological, operating and other technical expertise. The Company believes that this geographic focus provides it with a competitive advantage in sourcing and evaluating new business opportunities within these areas, as well as providing economies of scale in developing and operating its properties.

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

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company would estimate future cash flows ( undiscounted and without interest charges) expected to result from the use of an asset and its eventual disposition. Impairment is recognized only if the carrying amount of an asset is greater than its expected future cash flows. The amount of the impairment is based on the estimated fair value of the asset. The adoption of SFAS No. 121 has no impact on the Company.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at year end 1995 and 1996 were not material.

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

MARKETABLE SECURITIES

         In 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of stockholders' equity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income.

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

         During 1996, the Company acquired oil and gas properties, equipment and acreage from Bannon Energy, Incorporated for approximately $37.0 million and acquired Eastern Petroleum Company for approximately $13.7 million. The Bannon interests included 270 producing properties located in Texas, Oklahoma, New Mexico and Wyoming. Eastern Petroleum Company owned interests in oil and gas properties, equipment and acreage in Ohio. In addition, the Company acquired other interests totaling $12.9 million during the year.

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

         In 1994, the Company acquired Red Eagle Resources Corporation for $46.5 million. Included in this amount were 2.8 million shares of Common Stock valued at approximately $16.9 million issued to the acquired company's shareholders. Red Eagle's assets included 370 producing wells, equipment and acreage located primarily in the Okeene Field of Oklahoma's Anadarko Basin. In addition, the Company purchased Grand Banks Energy Company for $3.7 million and Gillring Oil Company for $11.5 million. Grand Bank's assets included interests in 182 producing properties located in west Texas and Gillring's assets included $5.2 million of working capital and interests in 106 producing properties located in south Texas.

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
                                    =================

(5)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility approximates their fair value as they bear interest at rates indexed to LIBOR. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $306,000 and $450,000 at December 31, 1995 and 1996, respectively.

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
                                                             ===================


(7)      EQUITY SECURITIES

         In 1993, $5,000,000 of 7-1/2% cumulative convertible exchangeable preferred stock (the "7-1/2% Preferred Stock") was privately placed. In 1996, the Company exercised its option and converted the 7-1/2% Preferred Stock into 576,945 shares of Common Stock.

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
                                                      ================     ================

         Due to uncertainty as to the Company's ability to realize the tax benefit, a valuation allowance was established in 1994 for the full amount of the net deferred tax assets. In 1995, income taxes were reduced from the statutory rate of 34% by approximately $0.3 million through realization of a portion of the valuation allowance, resulting in $40,000 of the allowance remaining at each of December 31, 1995 and 1996.

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

(12)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to oil and gas producing activities:

                                                                      Year Ended December 31,
                                                               1994                1995               1996
                                                         -----------------    ---------------    ----------------
                                                                             (in thousands)

Oil and gas properties:
    Subject to depletion...............................       $ 129,082          $ 197,826          $ 259,681
    Not subject to depletion...........................           4,291             12,247             22,838
                                                         -----------------    ---------------    ----------------
        Total..........................................         133,373            210,073            282,519
    Accumulated depletion..............................         (20,409)           (33,371)           (53,102)
                                                         -----------------    ---------------    ----------------

        Net oil and gas properties.....................       $ 112,964          $ 176,702          $ 229,417
                                                         =================    ===============    ================

Costs incurred:
    Acquisition........................................       $  59,501          $  69,244          $  63,579
    Development........................................           9,518              9,968             12,536
    Exploration........................................             192                216              2,025
                                                         -----------------    ---------------    ----------------

        Total costs incurred...........................        $ 69,211           $ 79,428           $ 78,140
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

         In January 1997, the Company filed a registration statement with the Securities and Exchange Commission as amended, the registration statement covered the sale of 4 million shares of Common Stock and $125 million aggregate principal amount of ten year senior subordinated notes. On March 14, 1997, the Offerings were consummated and the Company received proceeds of approximately $186 million, after deducting underwriting discounts and estimated expenses. The proceeds from the Offerings were used to repay indebtedness incurred under the Amended Credit Facility in connection with the Cometra Acquisition. The notes are guaranteed by all of the subsidiaries of the Company and each guarantor is a wholly owned subsidiary of the Company. The guarantees are full, unconditional and joint and several. Separate financial statements of each guarantor are not presented because they are included in the consolidated financial statements of the Company and management has concluded that they provide no additional benefits.

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


                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                         1996
                                                                   ------------------
                                                                    (IN THOUSANDS)

Revenues:
  Oil and gas sales..................................                    $ 130,508
  Field services.....................................                       14,223
  Gas transportation and marketing...................                       24,326
  Interest and other.................................                        3,386
                                                                   -----------------
                                                                           172,443
                                                                   -----------------
Expenses:
  Direct operating...................................                       39,394
  Field services.....................................                       10,443
  Gas transportation and marketing...................                       13,152
  Exploration........................................                        1,460
  General and administrative.........................                        3,966
  Interest...........................................                       30,957
  Depletion, depreciation and amortization...........                       44,389
                                                                   -----------------
                                                                           143,761
                                                                   -----------------
Earnings before income taxes.........................                       28,682

Income taxes.........................................                       10,038
                                                                   -----------------

Net income...........................................                    $  18,644
                                                                   =================

Earnings per common share............................                    $    0.80
                                                                   =================


BALANCE SHEET DATA (AT DECEMBER 31, 1996):

Cash and equivalents.................................                    $   8,625
Total assets.........................................                      671,597
Long-term debt ......................................                      411,756
Stockholders' equity.................................                      211,629

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

       3.1(d) Certificate of Amendment of Certificate of Incorporation dated December 28, 1988.(1)

       3.1(e) Certificate of Amendment of Certificate of Incorporation dated August 31, 1989.(1)

       3.2           Current By-Laws of Lomak.(1)

       4             Specimen certificate of Lomak Petroleum, Inc. Common
                     Stock.(1)

       10.1(a) Incentive and Non-Qualified Stock Option Plan dated March 13, 1989.(1)

       10.1(b) Advisory Agreement dated September 29, 1988 between Lomak and SOCO.(1)

       10.1(c) 401(k) Plan Document and Trust Agreement effective January 1, 1989.(1)

       10.1(d)       1989 Stock Purchase Plan.(1)

       10.1(e)       Form of Directors Indemnification Agreement. (2)

       10.1(f)       1994 Outside Directors Stock Option Plan. (3)

       10.1(g)       1994 Stock Option Plan. (3)

       10.1(h)* $400,000,000 Credit Agreement among Lomak Petroleum, Inc., as Borrower, and the several lenders from time to time parties hereto, including, Bank One, Texas, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and NationsBank of Texas, N.A, as Documentation Agent.

       11.1* Computation of earnings per common and common equivalent shares.

       22*           Subsidiaries of the Registrant.

       23.1*         Consent of Independent Public Accountants.

       27*           Financial Data Schedule.

---------------
(1) Previously filed as Exhibit to Company's Registration Statement, Registration Statement No. 33-31558.
(2) Incorporated by reference to the Company's Post-Effective Amendment No. 2 dated January 27, 1994.
(3) Incorporated by reference to the Company's Post-Effective Amendment No. 4 dated May 3, 1994.

*        Filed herewith.