Form 10-Q
period 1997-03-31
LOMAK PETROLEUM INC
filed 1997-05-14
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1997

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

            20,379,049 Common Shares were outstanding on May 9, 1997.

PART I. FINANCIAL INFORMATION

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1996 Form 10-K filing. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                              LOMAK PETROLEUM, INC.


                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          December 31,     March 31,
                                                              1996           1997
                                                             ---------      --------
                                                                           (unaudited)
ASSETS
Current assets
  Cash and equivalents .................................     $   8,625      $   8,415
  Accounts receivable ..................................        18,121         25,264
  Marketable securities ................................         7,658          1,313
  Inventory and other ..................................           799          1,397
                                                             ---------       --------
                                                                35,203         36,389
                                                             ---------       --------

Oil and gas properties, successful efforts method ......       279,975        623,352
    Accumulated depletion ..............................       (53,102)       (64,645)
                                                             ---------       --------
                                                               226,873        558,707
                                                             ---------       --------

Transportation, processing and field assets ............        21,139         70,539
    Accumulated depreciation ...........................        (4,997)        (6,082)
                                                             ---------       --------
                                                                16,142         64,457
                                                             ---------       --------

Investments and other ..................................         4,329          7,969
                                                             ---------       --------

                                                             $ 282,547       $667,522
                                                             =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .....................................     $  14,433      $  18,085
  Accrued liabilities ..................................         4,603         10,009
  Accrued payroll and benefit costs ....................         3,245          2,181
  Current portion of debt (Note 4) .....................            26             24
                                                              ---------      --------
                                                                22,307         30,299
                                                              ---------      --------

Senior debt (Note 4) ...................................        61,780        210,230
Senior subordinated notes (Note 4) .....................            --        125,000
Convertible subordinated debentures (Note 4) ...........        55,000         55,000

Deferred taxes (Note 10) ...............................        25,931         28,847

Commitments and contingencies (Note 6)

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 2,000,000 shares authorized,
      $2.03 convertible preferred, 1,150,000 issued
      (liquidation preference $28,750,000) .............         1,150          1,150
  Common stock, $.01 par, 35,000,000 shares authorized,
      14,750,537 and 20,232,589 issued .................           148            202
  Capital in excess of par value .......................       110,248        205,800
   Retained earnings ...................................         5,291         10,867
   Unrealized gain on marketable securities ............           692            127
                                                             ---------       --------
                                                               117,529        218,146
                                                             =========       ========
                                                             $ 282,547       $667,522
                                                             =========       ========

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended March 31,
                                                              ---------------------------------------
                                                                    1996                  1997
                                                               ----------------     -----------------
                                                                             (unaudited)
Revenues
   Oil and gas sales.....................................            $  16,088             $  34,338
   Transportation, processing and marketing..............                1,028                 2,774
   Interest and other....................................                   97                   638
                                                               ----------------     -----------------
                                                                        17,213                37,750
                                                               ----------------     -----------------

Expenses
   Direct operating......................................                4,987                 7,772
   Transportation, processing and marketing..............                  290                   869
   Exploration...........................................                  180                 1,002
   General and administrative............................                  918                 1,082
   Interest..............................................                1,554                 3,959
   Depletion, depreciation and amortization..............                5,278                12,651
                                                               ----------------     -----------------
                                                                        13,207                27,335
                                                               ----------------     -----------------

Income before taxes......................................                4,006                10,415

Income taxes
   Current...............................................                   80                   937
   Deferred..............................................                1,323                 2,916
                                                               ----------------     -----------------
                                                                         1,403                 3,853
                                                               ----------------     -----------------

Net income...............................................            $   2,603             $   6,562
                                                               ================     =================

Earnings per common share................................           $     0.14             $    0.34
                                                               ================     =================

Weighted average shares outstanding......................               13,691                17,682
                                                               ================     =================






                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1996            1997
                                                             ------------     -----------
                                                                      (unaudited)
Cash flows from operations:
Net income ..............................................     $  2,603      $   6,562

Adjustments to reconcile net income to
    net cash provided by operations:
     Depletion, depreciation and amortization ...........        5,278         12,651
     Amortization of deferred offering costs ............           --             83
     Deferred income taxes ..............................        1,323          2,916
     Changes in working capital net of
         effects of purchases of businesses:
              Accounts receivable .......................       (3,480)        (7,912)
              Marketable securities .....................           --         (1,189)
              Inventory and other .......................         (250)          (599)
              Accounts payable ..........................          477          3,652
              Accrued liabilities and payroll costs .....          361          3,842
     Gain on sale of assets and other ...................          (72)          (761)
                                                              --------      ---------
Net cash provided by operations .........................        6,240         19,245

Cash flows from investing:
     Acquisition of businesses, net of cash .............      (13,950)            --
     Oil and gas properties .............................       (6,181)      (313,478)
     Additions to property and equipment ................         (169)       (49,416)
     Proceeds on sale of assets .........................          338          9,094
                                                              --------      ---------
Net cash used in investing ..............................      (19,962)      (353,800)

Cash flows from financing:
     Proceeds from indebtedness .........................       12,055        403,727
     Repayments of indebtedness .........................          (27)      (134,002)
     Preferred stock dividends ..........................         (677)          (584)
     Common stock dividends .............................         (132)          (403)
     Proceeds from common stock issuance ................          107         65,620
     Repurchase of common stock .........................           --            (13)
                                                              --------      ---------
Net cash provided by financing ..........................       11,326        334,345
                                                              --------      ---------

Change in cash ..........................................       (2,396)          (210)
Cash and equivalents at beginning of period .............        3,047          8,625
                                                              ========      =========
Cash and equivalents at end of period ...................    $     651       $  8,415
                                                             =========      =========


Supplemental disclosures of non-cash investing and
  financing activities:
  Purchase of property and equipment financed with
    common stock ........................................     $     --      $  30,000
  Common stock issued in connection with benefit plans ..           38             --

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent oil company engaged in development, exploration and acquisition primarily in the Midcontinent, Gulf Coast and Appalachia regions. Historically, the Company has increased its reserves and production through acquisitions, development and exploration of its properties. Since January 1, 1991, $678 million has been expended on acquisition, development and exploration activities. As a result, proved reserves and production have grown during this period at compound rates of 112% and 90% per annum, respectively. At December 31, 1996, pro forma for acquisitions completed through March 31, 1997, proved reserves totaled 644 Bcfe, having a pre-tax present value at constant prices on that date of $974 million and reserve life of approximately 13 years.

         In January 1997, the Company acquired oil and gas properties from American Cometra, Inc. (the "Cometra Acquisition") for a purchase price of $385 million. The Company financed the Cometra Acquisition through bank borrowings under its bank credit facility and a $134 million note due to Cometra which was repaid in March 1997. The Cometra Acquisition increased the Company's pro forma proved reserves at December 31, 1996 by 68% to 644 Bcfe. This transaction is more fully described in Note (3) Acquisition and Development.

         Lomak's objective is to maximize shareholder value through growth in its reserves, production, cashflow and earnings through a balanced program of development, exploration and acquisition activities. In order to effectively pursue its operating strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established separate engineering, geology, marketing, operating, acquisition and other technical expertise. The Company believes that this geographic focus provides it with a competitive advantage in sourcing and evaluating new business opportunities within these areas, as well as providing economies of scale in developing and operating its properties.

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. The depletion rates per Mcfe were $0.72 and $0.99 in the first quarters of 1996 and 1997, respectively. Approximately $22.8 million and $118.6 million of oil and gas properties were not subject to depletion as of December 31, 1996 and March 31, 1997, respectively. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the excess costs are charged to expense.

         The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company would estimate future cash flows ( undiscounted and without interest charges) expected to result from the use of an asset and its eventual disposition. Impairment is recognized only if the carrying amount of an asset is greater than its expected future cash flows. The amount of the impairment is based on the estimated fair value of the asset. The adoption of SFAS No. 121 had no impact on the Company.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1996 and 1997 were not material.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company owns and operates over 2,100 miles of gas gathering systems and gas processing plants in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to fifteen years.

         The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except buildings which are being depreciated over ten to fifteen year periods.

         During 1996 the majority of the Company's brine disposal and field servicing activities were based in Oklahoma. In December 1996, the Company sold its brine disposal and well servicing activities in Oklahoma.

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

NATURE OF BUSINESS

         The Company operates in an environment with many financial and operating risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, borrowings or the issuance of additional equity.

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of stockholders' equity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income.

DEBT ISSUANCE COSTS

         Expenses associated with the issuance of the 6% Convertible Subordinated Debentures due 2007 and the 8.75% Senior Subordinated Notes due 2007 are included in Investment and Other Assets on the accompanying balance sheet and are being amortized on the interest method over the term of the indebtedness.


EARNINGS PER SHARE

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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This statement requires the Company to disclose earnings per share information with respect to its issued common stock or potential common stock to be issued with respect to the conversion of its Convertible Subordinated Debentures and Preferred Stock. The Company will adopt this standard for its year ended December 31, 1997.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period presentations to conform with current period classifications.

(3)      ACQUISITION AND DEVELOPMENT:

         All of the Company's acquisitions have been accounted for as purchases. The purchase prices were allocated to the assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of equity.

         In the first quarter of 1997, the Company acquired oil and gas properties located in West Texas, South Texas and the Gulf of Mexico (the "Cometra Properties") from American Cometra, Inc. ("Cometra") for a purchase price of $385 million. The Cometra Properties, located primarily in the Company's core operating areas, include 515 producing wells and additional development and exploration potential on approximately 150,000 gross acres (90,000 net acres). In addition, the Cometra Properties include gas pipelines, a 25,000 Mcf/d gas processing plant and an above-market gas contract with a major gas utility covering approximately 30% of the current production from the Cometra Properties. In addition, the Company acquired other interests totaling $2.3 million during the three month period ended March 31, 1997.

         During 1996, the Company acquired oil and gas properties, equipment and acreage from Bannon Energy, Incorporated for approximately $37.0 million and acquired Eastern Petroleum Company for approximately $13.7 million. The Bannon interests included 270 producing properties located in Texas, Oklahoma, New Mexico and Wyoming. Eastern Petroleum Company owned interests in oil and gas properties, equipment and acreage in Ohio. In addition, the Company acquired other interests totaling $12.9 million of consideration during the year.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if the transactions had occurred at the beginning of each period presented. The pro forma operating results include the following acquisitions, all of which were accounted for as purchase transactions: (i) the purchase by the Company of certain oil and gas properties from American Cometra Inc. and Bannon Energy Incorporated, (ii) the conversion of the 7 1/2% Convertible Preferred Stock,
(iii) the private placement of $55 million of 6% Convertible Subordinated Debentures due 2007 and the application of the net proceeds therefrom, (iv) the sale of 4 million shares of Common Stock and the application of the net proceeds therefrom, and (v) the sale of $125 million of 8.75% Senior Subordinated Notes due 2007 and the application of the net proceeds therefrom.

                                         Three months ended March 31,
                                     -------------------------------------
                                          1996                 1997
                                    -----------------     ----------------
                                    (in thousands except per share data)

Revenues.......................         $     38,792        $      37,750
Net income.....................                3,722                6,715
Earnings per share.............                 0.16                 0.29
Total assets...................              657,262              667,522
Stockholders' equity...........              195,246              218,146

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

(4)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at March 31, 1997 are shown parenthetically (in thousands):


                                                     December 31,            March 31,
                                                         1996                   1997
                                                   ------------------     -----------------
                                                                            (unaudited)

Bank credit facility (6.85%).....................  $        61,355         $       209,805
Other (6.00%)....................................              451                     449
                                                   ------------------     -----------------
                                                            61,806                 210,254
Less amounts due within one year                                26                      24
                                                   ------------------     -----------------

Senior debt, net.................................  $        61,780         $       210,230
                                                   ==================     =================

8.75% Senior Subordinated Notes due 2007.........  $             -         $       125,000
                                                   ==================     =================


6% Convertible Subordinated Debentures due 2007    $        55,000        $         55,000
                                                   ==================     =================

         The Company maintains a $300 million revolving bank credit facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At April 30, 1997, the borrowing base on the credit facility was $300 million. The facility bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan matures in February 2002. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 6.5% and 6.8% for the three months ended March 31, 1996 and 1997, respectively.

         The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") will mature in 2007 and are not redeemable prior to January 15, 2002. Thereafter, the 8.75% Notes will be subject to redemption at the option of the Company, in whole or in part, at redemption prices beginning at 104.375% of the principal amount and declining to 100% in 2005. The 8.75% Notes are unsecured general obligations of the Company and are subordinated to all senior debt (as defined) of the Company which includes borrowings under the bank credit facility.

         The 6% Convertible Subordinated Debentures Due 2007 (the "Debentures") are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity. The Debentures are convertible at a conversion price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually. The Debentures will mature in 2007 and are not redeemable prior to February 1, 2000. The Debentures are unsecured general obligations of the Company subordinated to all senior indebtedness (as defined) of the Company, which includes the 8.75% Notes.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of March 31, 1997. Interest paid during the three months ended March 31, 1996 and 1997 totaled $0.7 million and $2.8 million, respectively.

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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                         December 31,                        March 31,
                                                             1996                               1997
                                                -------------------------------    -------------------------------
                                                                         (In thousands)
                                                    Book             Fair              Book             Fair
                                                    Value            Value            Value             Value
                                                --------------   --------------    -------------    --------------

Cash and equivalents....................             $ 8,625          $ 8,625       $  8,415       $     8,415
Marketable securities...................               6,966            7,658          1,186             1,313
Long-term debt..........................            (116,806)        (116,806)      (390,254)         (390,254)
Commodity swaps.........................              -                (1,051)             -               101
Interest rate swaps.....................              -                    81              -               337

                                     10

         At March 31, 1997, the Company had an open contract for oil price swaps of 60,000 barrels. The swap contracts are designed to set average prices $22.10 per barrel. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net gain of approximately $101,000 at March 31, 1997. This contract expires in April 1997. The gains or losses on the Company's hedging transactions is determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the three months ended March 31, 1996 and 1997 approximated $55,000 and $(417,000) respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At March 31, 1997, the Company had $60 million of borrowings subject to three interest rate swap agreements at rates of 5.25%, 5.49% and 5.64% through July 1997, October 1997 and October 1998, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on March 31, 1997 was 5.69%. The fair value of the interest rate swap agreements at March 31, 1997 is based upon current quotes for equivalent agreements.

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

         The Company received notice from two parties in January 1997, each of whom claims it is entitled to fees from the Company based upon a Yemen oil concession that they claim Red Eagle Resources Corporation received in August 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation relevant to such claims, the Company believes that the claims are without merit because the oil concession was never obtained. The Company has requested further documentation from the two parties with respect to their claims but no such documentation has yet been provided. The claims are for approximately $4.0 million in the aggregate (including the value of approximately 70,000 shares of Common Stock that would be required to be issued if the oil concession had been obtained). In April 1997, an action was filed by one of the said parties in United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock (approximately 87,000 shares of the Company's Common Stock). The Company plans to vigorously defend this action, and as stated above, believes the action is without merit.

(7)      EQUITY SECURITIES:

         In November 1995, the Company issued 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred Stock") for $28.8 million. The $2.03 Preferred Stock is convertible into the Company's common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The $2.03 Preferred Stock is redeemable, at the option of the Company, at any time on or after November 1, 1998, at redemption prices beginning at 105%. At the option of the Company, the $2.03 Preferred Stock is exchangeable for the Company's 8-1/8% Convertible Subordinated Notes due 2005. The notes would be subject to the same redemption and conversion terms as the $2.03 Preferred Stock

         In March 1997, the Company sold 4 million shares of common stock in a public offering for $68 million. Warrants to acquire 20,000 shares of common stock were outstanding at March 31, 1997. The warrants have an exercise price of $12.88 per share and expire in May 1999.

(8)      STOCK OPTION AND PURCHASE PLAN:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 2.0 million shares of Common Stock. However, no new options may be granted which would result in their being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the

Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the three months ended March 31, 1997, options covering 34,800 shares were exercised at prices ranging from $5.12 to $8.25 per share. At March 31, 1996, options covering a total of 1.5 million shares were outstanding under the plan, of which 761,000 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $17.75.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At March 31, 1997, 76,000 options were outstanding under the Directors Plan of which 16,800 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $13.88 per share.

         In 1994, the stockholders approved the 1994 Stock Purchase Plan (the "1994 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company had a 1989 Stock Purchase Plan (the "1989 Plan") which was identical to the 1994 Plan except that it covered 333,333 shares. Upon adoption of the 1994 Plan, the 1989 Plan was terminated. The plans are administered by the Compensation Committee of the Board. During the three months ended March 31, 1997, the Company sold 32,200 unregistered common shares to officers, key employees and outside directors for total consideration of $438,000. From inception of the 1989 Plan through March 31, 1997, a total of 371,000 unregistered shares had been sold, for a total consideration of approximately $2.7 million.

(9)      BENEFIT PLAN:

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1996 totaled $548,000. The Company has no other employment benefit plans.

(10)     INCOME TAXES:

         The Company follows FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate prior year financial statements. Due to uncertainty as to the Company's ability to realize the tax benefit, a valuation allowance was established in 1994 for the full amount of the net deferred tax assets. Only an immaterial amount of the valuation allowance remains at March 31, 1997.

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

         For the three months ended March 31, 1996 and 1997, the Company made a provision for federal income taxes of $1.4 million and $3.6 million, respectively. At March 31, 1997, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $7.5 million which are subject to annual limitations as to their utilization and expire between 1997 and 2010. The Company has alternative minimum tax net operating loss carryovers of $6.6 million which are subject to annual limitations as to their utilization and expire 1997 to 2009. The Company has statutory depletion carryover of approximately $3.6 million and an alternative minimum tax credit carryover of $500,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitations or expiration.

(11)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 58% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the three months ended March 31, 1997, no one customer accounted for more than 10% of the Company's total oil and gas revenues. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(12)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):


                                                                December 31,           March 31,
                                                                    1996                 1997
                                                               ----------------     ----------------
                                                                                      (unaudited)
Oil and gas properties:
    Subject to depletion...............................        $       259,681        $     504,745
    Not subject to depletion...........................                 20,294              118,607
                                                               ----------------     ----------------
        Total..........................................                279,975              623,352
    Accumulated depletion..............................                (53,102)             (64,645)
                                                               ----------------     ----------------

        Net oil and gas properties.....................        $       226,873        $     558,707
                                                               ================     ================


                                                                                     Three Months
                                                                 Year Ended              Ended
                                                                December 31,           March 31,
                                                                    1996                 1997
                                                               ----------------     ----------------
                                                                                      (unaudited)
Costs incurred:
    Acquisition........................................        $        63,579        $     340,785
    Development........................................                 12,536                2,636
    Exploration........................................                  2,025                  843
                                                               ----------------     ----------------


        Total costs incurred...........................        $        78,140         $     344,264
                                                               ================     ================


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS EFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         Working capital at March 31, 1997 was $6.1 million. The Company at that date had $9.7 million in cash and marketable securities and total assets of $668 million. During the first quarter of 1997, long-term debt rose from $117 million to $390 million due to the Cometra Acquisition discussed in footnote 3 of the Notes to Consolidated Financial Statements.

         At March 31, 1997, capitalization totaled $608 million, of which approximately 36% was represented by stockholders' equity and 64% by long-term debt. Approximately $210 million of the long-term debt at that date was comprised of borrowings under the Credit Agreement, $125 million of 8.75% Senior Subordinated Notes, $55 million of 6% Convertible Subordinated Debentures and $0.5 million of other indebtedness. The Credit Agreement currently provides for quarterly payments of interest with principal due in February 2002.

Common Stock and Notes Offerings

         On March 14, 1997, the Company completed the offerings of 4,060,000 shares of Common Stock (the "Common Offering") and $125 million of 8.75% Senior Subordinated Notes due 2007 (the "Notes Offering") (collectively the "Offerings"). The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis, by each of the Company's Restricted Subsidiaries (as defined in the Indenture for the Notes), provided that such guarantees will terminate under certain circumstances. The Indenture for the Notes contains certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitation on restricted payments; (ii) limitation on the incurrence of indebtedness and issuance of Disqualified Stock (as defined in the Indenture for the Notes); (iii) limitation on liens; (iv) limitation on disposition of proceeds of asset sales; (v) limitation on transactions with affiliates; (vi) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (vii) restrictions on mergers, consolidations and transfers of assets; and (viii) limitation on "layering" indebtedness.

Cash Flow

         The Company's principal operating sources of cash include sales of oil and gas and revenues from gas transportation and marketing. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil or gas could result in reductions of both cash flow and the borrowing base under the Credit Agreement which would result in decreased funds available, including funds intended for planned capital expenditures.

         The Company has three principal operating sources of cash: (i) sales of oil; (ii) sales of natural gas and (iii) revenues from transportation, processing and marketing. The increases in the Company's cash flow from operations can be attributed to its growth primarily through acquisitions and development.

         The Company's net cash used in investing for the three months ended March 31, 1996 and 1997 was $20.0 million and $353.8 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploitation and additions of field assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or outside of its core areas of operation. The Company's acquisition and development activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by financing for the three months ended March 31, 1996 and 1997 was $11.3 million and $334.3 million, respectively. Sources of financing used by the Company have been primarily borrowings under its Credit Agreement and capital raised through the Offerings.

Capital Requirements

         During the first three months of 1997, $2.6 million and $0.8 million of costs were incurred for development and exploration activities, respectively. Although these expenditures are principally discretionary, the Company is currently projecting that it will spend approximately $160 million on development, exploitation and exploration activities, which includes approximately $45 million on exploitation and exploration for the three years ending 1999. For the next three years, development and exploration expenditures are currently expected to consume roughly 50% of internally generated cash flows. The remaining funds will be available for acquisitions, repayment of debt or other capital expenditures.

Credit Agreement

         In connection with the Cometra Acquisition, the Company and its subsidiaries expanded the existing bank credit facility. The Credit Agreement permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The Borrowing Base was set at $300 million upon the consummation of the Offerings. The Borrowing Base is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts.

         At the Company's option, the applicable interest rate per annum is the LIBOR plus a margin ranging from 0.625% to 1.125%. The facility contains other alternative rate options which have never been utilized by the Company. Based on levels of debt outstanding as of March 31, 1997 the margin was 0.8750%.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At March 31, 1997, the Company had one open contract for 60,000 barrels of oil at a fixed price of $22.10 per barrel. While this transaction has no carrying value, the Company's mark-to-market exposure under this contract at March 31, 1997 was a net gain of $101,000. The gains or losses on the Company's hedging transactions is determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains or losses relating to these derivatives for the three months ended March 31, 1996, and 1997 approximated a gain of $55,000 and a loss of $417,000 respectively.

         INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first three months of 1997, the Company received an average of $19.37 per barrel of oil and $2.87 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first three months of in 1997. Should conditions in the industry improve, inflationary cost pressures may resume.

RESULTS OF OPERATIONS

Comparison of 1997 to 1996

         The Company reported net income for the three months ended March 31, 1997 of $6.6 million, a 152% increase over the first quarter of 1996. The increase is the result of (i) higher production volumes, attributable to acquisitions and development activities; (ii) increased prices received from the sale of oil and gas products and (iii) gains from asset sales. During the year, oil and gas production volumes increased 80% to 11.6 Bcfe, an average of 129,400 Mcfe/d. The increased revenues recognized from production volumes were aided by an 20% increase in the average price received per Mcfe of production to $2.95. The average oil price increased 11% to $19.37 per barrel while average gas prices increased 24% to $2.87 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 56% to $7.8 million in 1997 versus $5.0 million in 1996. The average operating cost per Mcfe produced decreased 12% from $0.76 in 1996 to $0.67 in 1997 due to the effect of Cometra properties on lowering overall unit costs.

         Transportation, processing and marketing revenues increased 170% to $2.8 million versus $1.0 million in 1996 principally due to the pipelines and gas processing acquired in the Cometra Acquisition. Transportation, processing and marketing expenses increased 200% to $0.9 million versus $0.3 million in 1996. The increase in expenses was due to production growth, as well as the increase in transportation, processing and marketing expense and higher personnel administrative costs associated with the growth in gas marketing resulting from the Cometra Acquisition.

         Exploration expense increased 457% to $1.0 million due to higher levels of exploration activities in South Texas, Oklahoma and Appalachia.

         General and administrative expenses increased 18% from $0.9 million in 1996 to $1.1 million in 1997. As a percentage of revenues, general and administrative expenses were 3% in 1997 as compared to 5% in 1996. This decreasing trend reflects the spreading of administrative costs over a growing asset base.

         Interest and other income increased from $0.1 million in 1996 to $0.6 million in 1997 primarily due to gains from the sale marketable securities. In 1997 interest expense increased 155% to $4.0 million as compared to $1.6 million in 1996. This was primarily as a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and capital expenditures. The average outstanding balances on the Credit Agreement were $107 million and $154 million for 1996 and the first quarter of 1997, respectively. The weighted average interest rate on these borrowings were 6.5% and 6.8% for the three months ended March 31, 1996 and 1997, respectively.

         Depletion, depreciation and amortization increased 140% compared to 1996 as a result of increased production volumes during the year. The Company-wide depletion rate was $0.72 per Mcfe in the first quarter of 1996 and $0.99 per Mcfe in the first quarter of 1997.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings


         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

         The Company received notice from two parties in January 1997, each of whom claims it is entitled to fees from the Company based upon a Yemen oil concession that they claim Red Eagle Resources Corporation received in August 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation relevant to such claims, the Company believes that the claims are without merit because the oil concession was never obtained. The Company has requested further documentation from the two parties with respect to their claims but no such documentation has yet been provided. The claims are for approximately $4.0 million in the aggregate (including the value of approximately 70,000 shares of Common Stock that would be required to be issued if the oil concession had been obtained). In April 1997, an action was filed by one of the said parties in the United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock (approximately 87,000 shares of the Company's Common Stock). The Company plans to vigorously defend this action, and as stated above, believes the action is without merit.

Items 2 - 5.      Not applicable


Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended March 31, 1996 and 1997, filed herewith.

         27       Financial data schedule

         (b)  Reports on Form 8-K

                  Current report on Form 8-K, dated February 26, 1997 and Form 8K/A dated March 14, 1997, regarding the acquisition of oil and gas properties.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                               LOMAK PETROLEUM, INC.



                               By:  (THOMAS W. STOELK)
                                   ---------------------------------
                                     Thomas W. Stoelk
                                     Senior Vice President - Finance
                                     and Administration
                                     and Chief Financial Officer








May 14, 1997

                                 EXHIBIT INDEX

                                                                  Sequentially
   Exhibit Number             Description of Exhibit              Numbered Page
---------------------    ----------------------------------    -----------------
         11.1            Statement re:  computation of per             20
                         share   earnings  for  the  three
                         months  ended  March 31, 1996 and
                         1997, filed herewith.

         27              Financial data schedule                       21