Form 10-Q
period 1997-06-30
LOMAK PETROLEUM INC
filed 1997-08-14
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

      { }       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from ______ to ________
                        COMMISSION FILE NUMBER 0-9592

                              LOMAK PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                  34-1312571
(State of incorporation)                                      I.R.S. Employer
                                                             Identification No.)

500 THROCKMORTON STREET, FT. WORTH, TEXAS                           76102
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (817) 870-2601

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          20,447,727 Common Shares were outstanding on August 5, 1997.

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

                              LOMAK PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            December 31,     June 30,
                                                               1996            1997
                                                             ---------       ---------
                                                                            (unaudited)
ASSETS
Current assets
 Cash and equivalents .................................      $   8,625       $  13,317
  Accounts receivable .................................         18,121          20,926
  Marketable securities ...............................          7,658           1,380
  Inventory and other .................................            799           2,210
                                                             ---------       ---------
                                                                35,203          37,833
                                                             ---------       ---------
Oil and gas properties, successful efforts method .....        279,975         633,054
    Accumulated depletion .............................        (53,102)        (74,819)
                                                             ---------       ---------
                                                               226,873         558,235
                                                             ---------       ---------
Transportation, processing and field assets ...........         21,139          71,329
    Accumulated depreciation ..........................         (4,997)         (7,188)
                                                             ---------       ---------
                                                                16,142          64,141
                                                             ---------       ---------
Investments and other .................................          4,329          14,626
                                                             ---------       ---------
                                                             $ 282,547       $ 674,835
                                                             =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ....................................      $  14,433       $  21,954
  Accrued liabilities .................................          4,603          14,160
  Accrued payroll and benefit cost ....................          3,245           2,186
  Current portion of debt (Note 4) ....................             26              27
                                                             ---------       ---------
                                                                22,307          38,327
                                                             ---------       ---------
Senior debt (Note 4) ..................................         61,780         206,711
Senior subordinated notes (Note 4) ....................           --           125,000
Convertible subordinated debentures (Note 4) ..........         55,000          55,000

Deferred taxes (Note 10) ..............................         25,931          30,028

Commitments and contingencies (Note 6) ................           --              --

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 1,150,000 issued
      (liquidation preference $28,750,000) ............          1,150           1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      14,750,537 and 20,336,249 issued ................            148             203
  Capital in excess of par value ......................        110,248         206,022
  Retained earnings ...................................          5,291          12,249
 Unrealized gain on marketable securities .............            692             145
                                                             ---------       ---------
                                                               117,529         219,769
                                                             =========       =========
                                                             $ 282,547       $ 674,835
                                                             =========       =========


                             SEE ACCOMPANYING NOTES

                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended          Six Months Ended
                                                        June 30,                 June 30,
                                                 --------------------      --------------------
                                                  1996         1997         1996         1997
                                                 -------      -------      -------      -------
                                                      (unaudited)               (unaudited)
Revenues
   Oil and gas sales ......................      $17,166      $26,629      $33,254      $60,967
   Transportation, processing and marketing        1,448        2,777        2,476        5,551
   Interest and other .....................          614        3,375          711        4,013
                                                 -------      -------      -------      -------
                                                  19,228       32,781       36,441       70,531
                                                 -------      -------      -------      -------
Expenses
   Direct operating .......................        5,474        7,512       10,461       15,284
   Transportation, processing and marketing          423          712          713        1,581
   Exploration ............................          311          178          491        1,178
   General and administrative .............          984        1,051        1,902        2,133
   Interest ...............................        1,956        7,225        3,510       11,184
   Depletion, depreciation and amortization        5,803       12,015       11,081       24,666
                                                 -------      -------      -------      -------
                                                  14,951       28,693       28,158       56,026
                                                 -------      -------      -------      -------
Income before taxes .......................        4,277        4,088        8,283       14,505

Income taxes
   Current ................................           98          539          178        1,476
   Deferred ...............................        1,399        1,181        2,721        4,097
                                                 -------      -------      -------      -------
                                                   1,497        1,720        2,899        5,573
                                                 -------      -------      -------      -------

Net income ................................     $  2,780      $ 2,368      $ 5,384      $ 8,932
                                                =+======      =======      =======      =======
Earnings per common share .................      $   .15      $   .09      $   .29      $   .40
                                                 =======      =======      =======      =======
Weighted average shares outstanding .......       14,962       20,921       14,323       19,327
                                                 =======      =======      =======      =======









                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                              1996            1997
                                                            ---------       ---------
                                                                    (unaudited)
Cash flows from operations:
Net income ...........................................      $   5,384       $   8,932
Adjustments to reconcile net income to
  net cash provided by operations:
     Depletion, depreciation and amortization ........         11,081          24,666
     Amortization of deferred offering costs .........           --               338
     Deferred taxes ..................................          2,721           4,097
     Changes in working capital net of
         effects of purchases of businesses:
              Accounts receivable ....................         (7,380)         (3,624)
              Marketable securities ..................           --            (1,189)
              Inventory and other ....................           (179)         (1,412)
              Accounts payable .......................          3,760           7,511
              Accrued liabilities ....................          1,429           8,008
     Gain on sale of assets and other ................           (370)         (2,685)
                                                            ---------       ---------
Net cash provided by operations ......................         16,446          44,642

Cash flows from investing:
     Acquisition of businesses, net of cash ..........        (13,950)           --
     Oil and gas properties ..........................        (47,349)       (329,041)
     Additions to property and equipment .............           (446)        (50,235)
     Proceeds on sale of assets ......................          1,727           9,260
                                                            ---------       ---------
Net cash used in investing ...........................        (60,018)       (370,016)

Cash flows from financing:
     Proceeds from indebtedness ......................         36,345         400,217
     Repayments of indebtedness ......................            (53)       (134,008)
     Preferred stock dividends .......................         (1,287)         (1,167)
     Common stock dividends ..........................           (276)           (807)
     Proceeds from common stock issuance .............          7,771          65,845
     Repurchase of common stock ......................            (74)            (14)
                                                            ---------       ---------
Net cash provided by financing .......................         42,426         330,066
                                                            ---------       ---------
Change in cash .......................................         (1,146)          4,692
Cash and equivalents at beginning of period ..........          3,047           8,625
                                                            =========       =========
Cash and equivalents at end of period ................      $   1,901       $  13,317
                                                            =========       =========
Supplemental disclosures of non-cash investing and
  financing activities:
  Purchase of property and equipment financed with
    common stock .....................................      $       -       $  30,000
  Common stock issued in connection with benefit plans             38             225



                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent oil company engaged in development, exploration and acquisitions primarily in the Midcontinent, Gulf Coast and Appalachia regions. Historically, the Company has increased its reserves and production through acquisitions, development and exploration of its properties. Since January 1, 1991, $695 million has been expended on acquisition, development and exploration activities. At December 31, 1996, pro forma for acquisitions completed through June 30, 1997, proved reserves totaled 644 Bcfe, having a pre-tax present value at constant prices on that date of $974 million and reserve life of approximately 13 years.

         In January 1997, the Company acquired oil and gas properties from American Cometra, Inc. (the "Cometra Acquisition") for $385 million. The Company financed the Cometra Acquisition through borrowings under its bank facility and the issuance of a $134 million note to Cometra. This note was repaid in March 1997. The Cometra Acquisition increased the Company's pro forma proved reserves at December 31, 1996 by 68% to 644 Bcfe. This transaction is more fully described in Note (3) Acquisitions.

         Lomak's objective is to maximize shareholder value through growth in its reserves, production, cash flow and earnings through a balanced program of development, exploration and acquisition. In pursuing this strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established separate operating, engineering, geology, marketing, acquisition and other technical expertise. The Company believes that this geographic focus provides it with a competitive advantage in sourcing and evaluating new business opportunities within these areas, as well as providing economies of scale in operating and developing its properties.

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. Depletion rates per Mcfe were $0.72 and $0.98 in the second quarters of 1996 and 1997, respectively. Approximately $20.3 million and $116.1 million of oil and gas properties were not subject to depletion as of December 31, 1996 and June 30, 1997, respectively.

         The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company would estimate future cash flows (undiscounted and without interest charges) expected to result from the use of an asset and its eventual disposition. Impairment is recognized only if the carrying amount of an asset is greater than its expected future cash flows. The amount of the impairment is based on the estimated fair value of the asset. The adoption of SFAS No. 121 had no impact on the Company.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1996 and June 30, 1997 were not material.

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

         During 1996, the majority of the Company's brine disposal and well servicing activities were based in Oklahoma. In December 1996, the Company sold its Oklahoma brine disposal and well servicing activities.

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

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of stockholders' equity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income. At June 30, 1997, the Company had $7.8 million of marketable securities included in Investment and other assets.

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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This statement requires the Company to disclose earnings per share information with respect to its issued common stock or potential common stock to be issued with respect to the conversion of its Convertible Subordinated Debentures and Preferred Stock. The Company will adopt this standard at year end.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period numbers to conform with the current period presentation.

(3)     ACQUISITIONS:

         All of the Company's acquisitions have been accounted for as purchases. The purchase prices were allocated to the assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of equity.

         In the first quarter of 1997, the Company acquired oil and gas properties located in West Texas, South Texas and the Gulf of Mexico (the "Cometra Properties") from American Cometra, Inc. ("Cometra") for $385 million. The Cometra Properties, located primarily in the Company's core operating areas, include 515 producing wells and additional development and exploration potential on approximately 150,000 gross acres (90,000 net acres). In addition, the Cometra Properties include gas pipelines, a 25,000 Mcf/d gas processing plant and an above-market gas contract with a gas utility covering approximately 30% of the current production from the Cometra Properties. The gas utility filed an action concerning the above-market gas contract which is discussed in Note 6 Commitments and Contingencies. In addition, the Company acquired other interests totaling $4.4 million during the six month period ended June 30, 1997.

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

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. The pro forma operating results include the following transactions: (i) the purchase by the Company of certain oil and gas properties from American Cometra Inc. and Bannon Energy Incorporated, (ii) the conversion of the 7 1/2% Convertible Preferred Stock, (iii) the private placement of $55 million of 6% Convertible Subordinated Debentures due 2007 and the application of the net proceeds therefrom, (iv) the sale of 4 million shares of Common Stock and the application of the net proceeds therefrom, and (v) the sale of $125 million of 8.75% Senior Subordinated Notes due 2007 and the application of the net proceeds therefrom. All acquisitions were accounted for as purchase transactions.

                                          Six Months Ended June 30,
                                     -------------------------------------
                                          1996                 1997
                                    -----------------     ----------------
                                    (in thousands except per share data)
Revenues.......................           $   77,895          $    70,531
Net income.....................                7,809                8,976
Earnings per share.............                  .33                  .35
Total assets...................              664,741              674,835
Stockholders' equity...........              204,862              219,769

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results.

(4)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at June 30, 1997 are shown parenthetically (in thousands):

                                                            December 31,          June 30,
                                                                1996                1997
                                                          ----------------     ---------------
Bank facility (6.7%).................................     $        61,355     $       206,300
                                                          ---------------     ---------------
Other ( 6.9%)........................................                 451                 438
                                                          ---------------     ---------------
                                                                   61,806             206,738
Less amounts due within one year.....................                  26                  27
                                                          ---------------     ---------------

Senior debt, net.....................................     $        61,780     $       206,711
                                                          ===============     ===============


 8.75% Senior Subordinated Notes due 2007............     $             -     $       125,000
 6% Convertible Subordinated Debentures due 2007.....              55,000              55,000
                                                          ---------------     ---------------

Subordinated debt, net...............................     $        55,000     $       180,000
                                                          ===============     ===============

         The Company maintains a $400 million revolving bank facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At July 31, 1997, the borrowing base on the credit facility was $300 million of which $95.8 million was available to be drawn. The facility bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan matures in February 2002. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 6.8% and 6.6% for the three months ended June 30, 1996 and 1997, respectively.

         The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") and are not redeemable prior to January 15, 2002. Thereafter, the 8.75% Notes will be subject to redemption at the option of the Company, in whole or in part, at redemption prices beginning at 104.375% of the principal amount and declining to 100% in 2005. The 8.75% Notes are unsecured general obligations of the Company and are subordinated to all senior debt (as defined) of the Company which includes borrowings under the bank facility. The 8.75% Notes are guaranteed on a senior subordinated basis by all of the subsidiaries of the Company and each guarantor is a wholly owned subsidiary of the Company. The guarantees are full, unconditional and joint and several. Separate financial statements of each guarantor are not presented because they are included in the consolidated financial statements of the Company and management has concluded that their disclosure provides no additional benefits.

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

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of June 30, 1997. Interest paid during the six months ended June 30, 1996 and 1997 totaled $2.4 million and $6.0 million, respectively.

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

         A portion of the Company's future crude oil and natural gas sales are periodically hedged against price risks through the use of futures, option or swap contracts. The gains and losses on these instruments are included in the valuation of the production being hedged in the contract month and are included as an adjustment to oil and gas revenue. The Company also manages interest rate risk on its credit facility through the use of interest rate swap agreements. Gains and losses on swap agreements are included as an adjustment to interest expense.

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                               December 31,                      June 30,
                                    1996                           1997
                           -------------------------      --------------------------
                                                (In thousands)
                             Book            Fair            Book            Fair
                             Value           Value           Value           Value
                           ---------       ---------       ---------       ---------
Cash and equivalents       $   8,625       $   8,625       $  13,317       $  13,317
Marketable securities          6,966           7,658           1,235           1,380
Long-term debt ......       (116,806)       (116,806)       (386,738)       (386,738)
Commodity swaps .....           --            (1,051)           --              --
Interest rate swaps .           --                81            --                38

         The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. At June 30, 1997, the Company had no open contracts for oil and gas hedging activities Net losses relating to these derivatives for the six months ended June 30, 1996 and 1997 approximated $(114,000) and $(338,000) respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At June 30, 1997, the Company had $60 million of borrowings subject to three interest rate swap agreements at rates of 5.25%, 5.49% and 5.64% through July 1997, October 1997 and October 1998, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The interest rate swap agreement, covering $20 million of borrowings at a rate of 5.25%, was extinguished in July 1997 at the option of the counterparty. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on June 30 1997 was 5.72%. The fair value of the interest rate swap agreements at June 30, 1997 is based upon current quotes for equivalent agreements.

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

         In April 1997, an action was filed by an individual in United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock (approximately 87,000 shares of the Company's Common Stock). The individual claims he is entitled to fees from the Company based upon a Yemen oil concession that he claims Red Eagle Resources Corporation received in 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation to such claim, the Company believes that the claim is without merit because the oil concession was never obtained. The Company is vigorously defending this action, and as stated above, believes the action is without merit. A separate claim for approximately $2.0 million with respect to the alleged Yemen oil concession was received in January 1997. Since that date, no further action has been taken and the Company believes the claim is without merit.

        In July 1997, a gas utility filed a petition for declaratory judgement in United States District Court in Tarrant County, Texas. The petition for declaratory judgement asked the court to declare its purchase obligation under a gas contract be limited to a quantity of gas equal to 80% of the Company's delivery capacity, as defined, or 20,000 Mcf of gas per day, whichever is the lesser amount. The Company is vigorously defending this action.


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

         In March 1997, the Company sold 4 million shares of common stock in a public offering for $68 million. Warrants to acquire 20,000 shares of common stock at a price of $12.88 per share were exercised in May 1997. At June 30, 1997 the Company has no outstanding warrants.

(8)      STOCK OPTION AND PURCHASE PLAN:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 3.0 million shares of Common Stock. However, no new options may be granted which would result in there being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the six months ended June 30, 1997, options covering 97,100 shares were exercised at prices ranging from $5.12 to $10.50 per share. At June 30, 1997, options covering a total of 1.5 million shares were outstanding under the plan, of which 699,000 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $18.00 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At June 30, 1997, 108,000 options were outstanding under the Directors Plan of which 40,800 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $16.875 per share.

         In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The plans are administered by the Compensation Committee of the Board. During the six months ended June 30, 1997, the Company sold 37,900 unregistered common shares to officers, key employees and outside directors for total consideration of $516,200. From inception through June 30, 1997, a total of 377,000 unregistered shares had been sold through stock purchase plans, for a total consideration of approximately $2.8 million.

(9)      BENEFIT PLAN:

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1996 totaled $548,000.

(10)     INCOME TAXES:

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

         For the six months ended June 30, 1996 and 1997, the Company made a provision for federal and state income taxes of $2.9 million and $5.6 million, respectively. The effective tax rate has increased during 1997 due to limitations on the utilization of net operating loss carryovers. At June 30, 1997, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $7.5 million which are subject to annual limitations as to their utilization and expire between 1997 and 2010. The Company has alternative minimum tax net operating loss carryovers of $6.6 million which are subject to annual limitations as to their utilization and expire 1997 to 2009. The Company has statutory depletion carryover of approximately $3.2 million and an alternative minimum tax credit carryover of $500,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitations or expiration.

(11)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well (4%); (b) long-term (1 to 5 years) (65%); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days (31%). Approximately 59% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the six months ended June 30, 1997, no one customer accounted for more than 10% of the Company's total oil and gas revenues. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(12)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                December 31,           June 30,
                                                                    1996                 1997
                                                               ---------------      ---------------
                                                                                      (unaudited)
Oil and gas properties:
    Subject to depletion...............................        $       259,681      $       516,992
    Not subject to depletion...........................                 20,294              116,062
                                                               ---------------      ---------------
        Total..........................................                279,975              633,054
    Accumulated depletion..............................                (53,102)             (74,819)
                                                               ---------------      ---------------
        Net oil and gas properties.....................        $       226,873      $       558,235
                                                               ===============      ===============

                                                                                      Six Months
                                                                 Year Ended              Ended
                                                                December 31,           June 30,
                                                                    1996                 1997
                                                               ---------------      ---------------

Costs incurred:
    Acquisition........................................        $        63,579      $       342,645
    Development........................................                 12,536               15,062
    Exploration........................................                  2,025                1,433
                                                               ---------------      ---------------
        Total costs incurred...........................        $        78,140      $       359,140
                                                               ===============      ===============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS EFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         Total assets at June 30, 1997 were $675 million. At June 30, 1997, capitalization totaled $607 million, of which approximately 36% was represented by stockholders' equity, 34% by senior debt and 30% by subordinated debt. Approximately $206 million of the long-term debt at that date was comprised of borrowings under the Credit Agreement, $125 million of 8.75% Senior Subordinated Notes, $55 million of 6% Convertible Subordinated Debentures and $0.4 million of other indebtedness. The Credit Agreement currently provides for quarterly payments of interest with principal due in February 2002.

Common Stock and Note Offerings

         On March 14, 1997, the Company completed offerings of 4,060,000 shares of Common Stock (the "Common Offering") and $125 million of 8.75% Senior Subordinated Notes due 2007 (the "Notes Offering") (collectively the "Offerings"). The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis, by each of the Company's Restricted Subsidiaries (as defined in the Indenture for the Notes), provided that such guarantees will terminate under certain circumstances. The Indenture for the Notes contains certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitation on restricted payments; (ii) limitation on the incurrence of indebtedness and issuance of Disqualified Stock (as defined in the Indenture for the Notes); (iii) limitation on liens; (iv) limitation on disposition of proceeds of asset sales; (v) limitation on transactions with affiliates; (vi) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (vii) restrictions on mergers, consolidations and transfers of assets; and (viii) limitation on "layering" indebtedness.

Cash Flow

         The Company's principal operating sources of cash include sales of oil and gas and revenues from gas transportation, processing and marketing. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil or gas could result in reductions of both cash flow and the borrowing base under the Credit Agreement which would result in decreased funds available, including funds intended for planned capital expenditures.

         The Company has three principal operating sources of cash: (i) sales of oil; (ii) sales of natural gas and (iii) revenues from transportation, processing and marketing. The increases in the Company's cash flow from operations can be attributed to its growth primarily through acquisitions and development.

         The Company's net cash used in investing for the six months ended June 30, 1996 and 1997 was $60.0 million and $370 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploitation and additions of field assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or outside of its core areas of operation. The Company's acquisition and development activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by financing for the six months ended June 30, 1996 and 1997 was $42.4 million and $330.1 million, respectively. Sources of financing used by the Company during the most recent six month period were borrowings under its Credit Agreement and capital raised through the Offerings.

Capital Requirements

         During the six months ended June 30, 1997, $15.1 million and $1.4 million of costs were incurred for development and exploration activities, respectively. The Company is currently projecting that it will spend approximately $160 million on development, exploitation and exploration activities during the next three years. The Company anticipates that approximately $45 million will be spent for exploitation and exploration during that three year period. Although these expenditures are principally discretionary, development and exploration expenditures are currently expected to consume roughly 50% of internally generated cash flows. The remaining internally generated cash flows will be available for debt repayment, acquisitions or other capital expenditures.

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

         At the Company's option, the applicable interest rate per annum is the LIBOR plus a margin ranging from 0.625% to 1.125%. The facility contains other alternative rate options which have never been utilized by the Company. Based on levels of debt outstanding as of June 30, 1997 the margin was 0.8750%.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At June 30, 1997, the Company had no open contract for oil and gas hedging activities. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net losses relating to these derivatives for the six months ended June 30, 1996 and 1997, approximated $(114,000) and $(338,000) respectively.

         INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first six months of 1997, the Company received an average of $19.29 per barrel of oil and $2.60 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first six months of 1997.

RESULTS OF OPERATIONS

Comparison of 1997 to 1996

         The Company reported net income for the three months ended June 30, 1997 of $2.4 million, a 15% decrease from the second quarter of 1996. The decrease was primarily the result of (i) higher interest costs on expanded borrowings used to finance acquisitions, (ii) increased depletion rates on higher production and (iii) a change in first quarter production estimates on the Cometra properties prior to the Company's assumption of operations. Oil and gas revenues increased 55% in the second quarter of 1997 due to production volume and price increases. Production volumes increased 52% from 80,400 Mcfe/d in 1996 to 122,100 Mcfe/d in 1997. The average price received increased 2% from $2.35 per Mcfe in 1996 to $2.40 per Mcfe in 1997. The average oil price decreased 13% to $16.00 per barrel while average gas prices increased 9% to $2.32 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 37% to $7.5 million in 1997 versus $5.5 million in 1996. The average operating cost per Mcfe produced decreased 15% from $0.75 in the first six months of 1996 to $0.64 in 1997 primarily due to lower operating costs on the Cometra properties.

         Transportation, processing and marketing revenues increased 92% to $2.8 million versus $1.4 million in 1996 principally due to the pipelines and gas processing acquired in the Cometra Acquisition. Transportation, processing and marketing expenses increased 68% to $0.7 million versus $0.4 million in 1996. The increase in expenses was due to production growth, as well as the increase in transportation, processing and marketing expense and higher personnel administrative costs associated with the growth in gas marketing resulting from the Cometra Acquisition.

         Exploration expense decreased 43% to $0.2 million due to the timing of exploration expenditures.

         General and administrative expenses increased 7% from $1.0 million in 1996 to $1.1 million in 1997. As a percentage of revenues, general and administrative expenses were 3% in 1997 as compared to 5% in 1996. This decreasing trend reflects the spreading of administrative costs over a growing asset base.

         Interest and other income increased from $0.6 million in 1996 to $3.4 million in 1997 primarily due to gains from the sale of marketable securities and certain non-strategic assets. In 1997 interest expense increased 269% to $7.2 million as compared to $2.0 million in 1996. This was primarily a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and capital expenditures. The average outstanding balances on the Credit Agreement were $107 million and $169 million for 1996 and the six months ended June 30, 1997, respectively. The weighted average interest rate on these borrowings was 6.7% for both six month periods ended June 30, 1996 and 1997.

         Depletion, depreciation and amortization increased 107% compared to 1996 as a result of increased production volumes and a higher average depletion rate. The Company-wide depletion rate was $0.72 per Mcfe in the second quarter of 1996 and $0.99 per Mcfe in the second quarter of 1997.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

         In April 1997, an action was filed by an individual in United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock (approximately 87,000 shares of the Company's Common Stock). The individual claims he is entitled to fees from the Company based upon a Yemen oil concession that he claims Red Eagle Resources Corporation received in 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation to such claim, the Company believes that the claim is without merit because the oil concession was never obtained. The Company is vigorously defending this action, and as stated above, believes the action is without merit. A separate claim for approximately $2.0 million with respect to the alleged Yemen oil concession was received in January 1997. Since that date, no further action has been taken and the Company believes the claim is without merit.


        In July 1997, a gas utility filed a petition for declaratory judgement in United States District Court in Tarrant County, Texas. The petition for declaratory judgement asked the court to declare its purchase obligation under a gas contract be limited to a quantity of gas equal to 80% of the Company's delivery capacity, as defined, or 20,000 Mcf of gas per day, whichever is the lesser amount. The Company is vigorously defending this action.

Items 2 - 5.      Not applicable

Item 6. Exhibits and Report on Form 8-K

          (a)  Exhibits

          11.1 Statement re: computation of per share earnings for the three months ended June 30, 1996 and 1997, filed herewith.

          11.2 Statement re: computation of per share earnings for the six months ended June 30, 1996 and 1997, filed herewith.

          27   Financial data schedule

          (b)  Reports on Form 8-K

               Current report on Form 8-K, dated February 27, 1997 and form 8K/A dated March 14, 1997 regarding the acquisition of oil and gas properties.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                  LOMAK PETROLEUM, INC.

                                  By:          (Thomas W. Stoelk)
                                     -------------------------------
                                                Thomas W. Stoelk
                                                Senior Vice President - Finance
                                                and Administration
                                                Chief Financial Officer

August 14, 1997

                                  EXHIBIT INDEX

                                                                Sequentially
   Exhibit Number              Description of Exhibit           Numbered Page
---------------------     ---------------------------------- ------------------
         11.1             Statement re:  computation of per          21
                          share   earnings  for  the  three
                          months  ended  June 30,  1996 and
                          1997, filed herewith.

         11.2             Statement re:  computation of per          22
                          share   earnings   for   the  six
                          months  ended  June 30,  1996 and
                          1997, filed herewith.

         27               Financial data schedule                    23