Form 10-Q
period 1997-09-30
LOMAK PETROLEUM INC
filed 1997-11-14
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1997

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

         20,500,905 Common Shares were outstanding on November 5, 1997.

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

                              LOMAK PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             December 31,    September 30,
                                                                1996             1997
                                                             -----------      ----------
                                                                             (unaudited)
ASSETS
Current assets
  Cash and equivalents .................................      $   8,625       $  11,235
  Accounts receivable ..................................         18,121          26,644
  Marketable securities ................................          7,658           4,714
  Inventory and other ..................................            799           4,309
                                                              ---------       ---------
                                                                 35,203          46,902
                                                              ---------       ---------

Oil and gas properties, successful efforts method ......        279,975         730,959
    Accumulated depletion ..............................        (53,102)        (86,976)
                                                              ---------       ---------
                                                                226,873         643,983
                                                              ---------       ---------

Transportation, processing and field assets ............         21,139          85,509
    Accumulated depreciation ...........................         (4,997)         (8,321)
                                                              ---------       ---------
                                                                 16,142          77,188
                                                              ---------       ---------

Investments and other ..................................          4,329          12,547
                                                              ---------       ---------

                                                              $ 282,547       $ 780,620
                                                              =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .....................................      $  14,433       $  20,587
  Accrued liabilities ..................................          4,603          12,590
  Accrued payroll and benefit cost .....................          3,245           3,015
  Current portion of debt (Note 4) .....................             26              25
                                                              ---------       ---------
                                                                 22,307          36,217
                                                              ---------       ---------

Senior debt (Note 4) ...................................         61,780         309,007
Senior subordinated notes (Note 4) .....................              -         125,000
Convertible subordinated debentures (Note 4) ...........         55,000          55,000

Deferred taxes (Note 10) ...............................         25,931          31,435

Commitments and contingencies (Note 6) .................              -               -

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 1,150,000 issued
      (liquidation preference $28,750,000) .............          1,150           1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      14,750,537 and 20,432,421 issued .................            148             204
  Capital in excess of par value .......................        110,248         206,896
  Retained earnings ....................................          5,291          13,864
  Unrealized gain on marketable securities .............            692           1,847
                                                              ---------       ---------
                                                                117,529         223,961
                                                              ---------       ---------
                                                              $ 282,547       $ 780,620
                                                              =========       =========

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                 --------------------      -----------------------
                                                   1996         1997         1996          1997
                                                 -------      -------      --------      --------
                                                     (unaudited)                (unaudited)
Revenues
   Oil and gas sales ......................      $16,623      $30,834      $ 49,878      $ 91,801
   Transportation, processing and marketing        1,660        2,954         4,137         8,505
   Interest and other .....................          391        2,330         1,102         6,345
                                                 -------      -------      --------      --------
                                                  18,674       36,118        55,117       106,651
                                                 -------      -------      --------      --------

Expenses
   Direct operating .......................        5,136        8,012        15,598        23,296
   Transportation, processing and marketing          493        1,049         1,206         2,631
   Exploration ............................          345          355           836         1,532
   General and administrative .............          960        1,514         2,862         3,647
   Interest ...............................        2,053        7,343         5,563        18,528
   Depletion, depreciation and amortization        5,508       13,376        16,589        38,042
                                                 -------      -------      --------      --------
                                                  14,495       31,649        42,654        87,676
                                                 -------      -------      --------      --------

Income before taxes .......................        4,179        4,469        12,463        18,975

Income taxes
   Current ................................          120          169           299         1,646
   Deferred ...............................        1,340        1,491         4,061         5,589
                                                 -------      -------      --------      --------
                                                   1,460        1,660         4,360         7,235
                                                 -------      -------      --------      --------

Net income ................................      $ 2,719      $ 2,809      $  8,103      $ 11,740
                                                 =======      =======      ========      ========

Earnings per common share .................      $   .14      $   .11      $    .43      $    .49
                                                 =======      =======      ========      ========

Weighted average shares outstanding .......       15,158       20,961        14,615        20,377
                                                 =======      =======      ========      ========




                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                  1996           1997
                                                                           ---------------   --------------
                                                                                     (unaudited)
Cash flows from operations:
Net income ...............................................................      $  8,103       $  11,740
Adjustments to reconcile net income to net cash provided by operations:
     Depletion, depreciation and amortization ............................        16,589          38,042
     Amortization of deferred offering costs .............................             -             593
     Deferred taxes ......................................................         4,061           5,589
     Changes in working capital net of effects of purchases of businesses:
              Accounts receivable ........................................          (264)        (10,973)
              Marketable securities ......................................       (12,342)         (2,425)
              Inventory and other ........................................          (659)         (3,595)
              Accounts payable ...........................................         7,703           6,020
              Accrued liabilities ........................................         1,868           7,389
     Gain on sale of assets and other ....................................          (724)         (4,957)
                                                                                --------       ---------
Net cash provided by operations ..........................................        24,335          47,423

Cash flows from investing:
     Acquisition of businesses, net of cash ..............................       (13,950)              -
     Oil and gas properties ..............................................       (55,491)       (425,462)
     Additions to property and equipment .................................          (723)        (64,488)
     Proceeds on sale of assets ..........................................         3,399          13,096
                                                                                --------       ---------
Net cash used in investing ...............................................       (66,765)       (476,854)

Cash flows from financing:
     Proceeds from indebtedness ..........................................        38,870         502,517
     Repayments of indebtedness ..........................................           (53)       (134,015)
     Preferred stock dividends ...........................................        (1,870)         (1,751)
     Common stock dividends ..............................................          (565)         (1,416)
     Proceeds from common stock issuance .................................         8,017          66,720
     Repurchase of common stock ..........................................          (136)            (14)
                                                                                --------       ---------
Net cash provided by financing ...........................................        44,263         432,041
                                                                                --------       ---------

Change in cash ...........................................................         1,833           2,610
Cash and equivalents at beginning of period ..............................         3,047           8,625
                                                                                --------       ---------
Cash and equivalents at end of period ....................................      $  4,880       $  11,235
                                                                                ========       =========

Supplemental disclosures of non-cash investing and
  financing activities:
  Purchase of property and equipment financed with
    common stock .........................................................      $      -       $  30,000
  Common stock issued in connection with benefit plans ...................           381             225


                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

      Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent energy company engaged in development, exploration and acquisitions primarily in the Midcontinent, Gulf Coast and Appalachia regions. Historically, the Company has increased its reserves and production through acquisitions, development and exploration of its properties. Since January 1, 1991, the Company has made 65 acquisitions for an aggregate purchase price of $729 million and has spent $72 million on development and exploration activities. At December 31, 1996, pro forma for acquisitions completed through September 30, 1997, proved reserves totaled 838 Bcfe, having a pre-tax present value at constant prices on that date of $1.1 billion and reserve life of approximately 15 years.

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

      In September 1997, the Company acquired certain Appalachian natural gas properties from Cabot Oil & Gas Corporation (the "Cabot Properties") for a purchase price of $92.5 million. The Company financed the acquisition of the Cabot Properties through borrowings under its bank facility. Independent petroleum consultants estimate that, as of December 31, 1996, the Cabot Properties contained proved reserves of 193 Bcf of natural gas equivalents. This transaction is more fully described in Note (3) Acquisitions.

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. Depletion rates per Mcfe were $0.73 and $0.98 in the third quarters of 1996 and 1997, respectively. Approximately $20.3 million and $117.1 million of oil and gas properties were not subject to depletion as of December 31, 1996 and September 30, 1997, respectively.

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

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1996 and September 30, 1997 were not material.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company owns and operates over 2,800 miles of gas gathering systems and gas processing plants in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to twenty years.

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

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of stockholders' equity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income. At September 30, 1997, the Company had $7.4 million of marketable securities included in Investments and Other Assets.

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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." This statement requires the Company to disclose earnings per share information with respect to its issued common stock or potential common stock to be issued with respect to the conversion of its Convertible Subordinated Debentures and Preferred Stock. The Company will adopt this standard at year end and expects that it will have no material impact on its financial statements.

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

         In September 1997, the Company acquired the Cabot Properties for a purchase price of $92.5 million. The Cabot Properties are located in certain of the Company's core operating areas and include 912 producing wells, 800 miles of gas gathering lines and leasehold acreage covering 153,000 gross acres (146,000 net acres). The acquired reserves were 80% developed and 95% operated on a pre-tax present value basis as of December 31, 1996. The Cabot properties have access to a number of major interstate pipelines and industrial end-users. In addition to the Cometra and Cabot Properties acquisitions, the Company acquired other interests for an aggregate consideration of $5.9 million during the nine month period ended September 30, 1997.

      During 1996, the Company acquired oil and gas properties, equipment and acreage from Bannon Energy, Incorporated for approximately $37.0 million and acquired Eastern Petroleum Company for approximately $13.7 million. The Bannon interests included 270 producing properties located in Texas, Oklahoma, New Mexico and Wyoming. Eastern Petroleum Company owned interests in oil and gas properties, equipment and acreage in Ohio. In addition, the Company acquired other interests for an aggregate consideration of $12.9 million of consideration during the year.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. The pro forma operating results include the following transactions: (i) the purchase by the Company of certain oil and gas properties from American Cometra Inc., Cabot Oil & Gas Corporation and Bannon Energy Incorporated, (ii) the conversion of the 7 1/2% Convertible Exchangeable Preferred Stock into Lomak Common Stock, (iii) the private placements of 600,000 shares of Lomak Common Stock and $55 million of 6% Convertible Subordinated Debentures due 2007 and the application of the net proceeds therefrom, (iv) the sale of approximately 4 million shares of Common Stock and the application of the net proceeds therefrom, (v) the sale of $125 million of 8.75% Senior Subordinated Notes due 2007 and the application of the net proceeds therefrom and (vi) the sale of $120 million of 5 3/4% Trust Convertible Preferred Securities in October 1997 and the application of the net proceeds therefrom. All acquisitions were accounted for as purchase transactions.

                                       Nine Months Ended September 30,
                                     -------------------------------------
                                          1996                 1997
                                    -----------------     ----------------
                                    (in thousands except per share data)

Revenues.......................      $       129,377        $     118,017
Net income.....................               15,290               13,129
Earnings per share.............                  .67                  .52
Total assets...................              771,452              784,720
Stockholders' equity...........              206,966              223,961

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results.

(4)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at September 30, 1997 are shown parenthetically (in thousands):

                                                              December 31,         September 30,
                                                                  1996                 1997
                                                          -------------------  ------------------


Bank facility (6.6%).................................     $         61,355       $     308,600
Other (6.9%).........................................                  451                 432
                                                          -------------------  ------------------
                                                                    61,806             309,032
Less amounts due within one year.....................                   26                  25
                                                          -------------------  ------------------

Senior debt, net.....................................     $         61,780       $     309,007
                                                          ===================  ==================



 8.75% Senior Subordinated Notes due 2007............     $              -       $     125,000
 6% Convertible Subordinated Debentures due 2007.....               55,000              55,000
                                                          -------------------  ------------------

Subordinated debt, net...............................     $         55,000       $     180,000
                                                          ===================  ==================

         The Company maintains a $400 million revolving bank facility (the "Bank Facility" or "Credit Agreement"). The facility provides for a borrowing base which is subject to semi-annual redeterminations. On October 1997, the Company completed an offering of $120 million of trust convertible preferred securities for of $120 million. The net proceeds of $115.9 million from the offering were used to repay a portion of the Company's credit facility. As a result, at October 31, 1997, the borrowing base on the credit facility was $325 million of which $139.3 million was available to be drawn. The facility bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan matures in February 2002. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 6.7% and 6.6% for the three months ended September 30, 1996 and 1997, respectively.

         The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") are not redeemable prior to January 15, 2002. Thereafter, the 8.75% Notes will be subject to redemption at the option of the Company, in whole or in part, at redemption prices beginning at 104.375% of the principal amount and declining to 100% in 2005. The 8.75% Notes are unsecured general obligations of the Company and are subordinated to all senior debt (as defined) of the Company which includes borrowings under the bank facility. The 8.75% Notes are guaranteed on a senior subordinated basis by all of the subsidiaries of the Company and each guarantor is a wholly owned subsidiary of the Company. The guarantees are full, unconditional and joint and several. Separate financial statements of each guarantor are not presented because they are included in the consolidated financial statements of the Company and management has concluded that their disclosure provides no additional benefits.

         The 6% Convertible Subordinated Debentures Due 2007 (the "Debentures") are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity. The Debentures are convertible at a conversion price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually. The Debentures will mature in 2007 and are not redeemable prior to February 1, 2000. The Debentures are unsecured general obligations of the Company subordinated to all senior indebtedness (as defined) of the Company, which includes the 8.75% Notes and the bank credit facility.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of September 30, 1997. Interest paid during the nine months ended September 30, 1996 and 1997 totaled $4.1 million and $15.4 million, respectively.

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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                         December 31,                      September 30,
                                                             1996                               1997
                                                -------------------------------    -------------------------------
                                                                         (In thousands)
                                                    Book             Fair              Book             Fair
                                                    Value            Value            Value             Value
                                                --------------   --------------    -------------    --------------

Cash and equivalents....................            $   8,625         $   8,625     $    11,235            $11,235
Marketable securities...................                6,966             7,658           2,867              4,714
Long-term debt..........................             (116,806)         (116,806)       (489,007)          (489,007)
Commodity swaps.........................                    -            (1,051)              -               (903)
Interest rate swaps.....................                    -                81               -                (17)

      The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. At September 30, 1997, the Company had open hedging contracts covering an average of 46,200 Mmbtu of gas per day for the period October 1997 through March 1998. These contracts are at prices ranging from $2.41 to $3.53 per Mmbtu. Net losses relating to these derivatives for the nine months ended September 30, 1996 and 1997 approximated $123,000 and $418,000, respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, are accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At September 30, 1997, the Company had $60 million of borrowings subject to three interest rate swap agreements at rates of 5.49%, 5.64% and 5.71% through October 1997, October 1998, and September 1999, respectively. An interest rate swap agreement, covering $20 million of borrowings at a rate of 5.49%, was extinguished in October 1997 at the option of the counterparty. In October 1997, the

Company entered into a $20 million interest rate swap agreement at a rate of 5.59% through October 1999. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on September 30, 1997 was 5.66%. The fair value of the interest rate swap agreements at September 30, 1997 is based upon current quotes for equivalent agreements.

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

         In April 1997, an action was filed by an individual in United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock (approximately 87,000 shares of the Company's Common Stock). The individual claims he is entitled to fees from the Company based upon a Yemen oil concession that he claims Red Eagle Resources Corporation received in 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation relevant to such claim, the Company believes that the claim is without merit because the oil concession was never obtained. The Company is vigorously defending this action, and as stated above, believes the action is without merit. A separate claim for approximately $2.0 million with respect to the alleged Yemen oil concession was received in January 1997. Since that date, no further action has been taken and the Company believes the claim is without merit.

         In July 1997, a gas utility filed a petition for declaratory judgment in United States District Court in Tarrant County, Texas. The petition for declaratory judgment asked the court to declare its purchase obligation under a gas contract be limited to a quantity of gas equal to 80% of the Company's delivery capacity, as defined, or 20,000 Mcf of gas per day, whichever is the lesser amount. The Company is vigorously defending this action.

(7)      EQUITY AND TRUST SECURITIES:

      On October 16, 1997, Lomak, through a newly-formed affiliate Lomak Financing Trust, (the "Trust") completed the issuance of $120 million of 5 3/4% trust convertible preferred securities (the "Convertible Preferred Securities"). The Trust issued 2,400,000 shares of the Convertible Preferred Securities at $50 per share. Each Convertible Preferred Security is convertible at the holder's option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share.

      The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by Lomak (the "Junior Debentures"). In turn, Lomak used the net proceeds from the issuance of the Junior Convertible Debentures to repay a portion of its credit facility. The sole assets of the Trust are the Debentures. The Debentures and the related Convertible Preferred Securities mature on November 1, 2027. Lomak and Lomak Financing Trust may redeem the Junior Debentures and the Convertible Preferred Securities, respectively, in whole or in part, on or after November 4, 2000. For the first twelve months thereafter, redemptions may be made at 104.025% of the principal amount. This premium declines proportionally every twelve months until November 1, 2007, when the redemption price becomes fixed at 100% of the principal amount. If Lomak redeems any Junior Debentures prior to the scheduled maturity date, the Trust must redeem Convertible Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Debentures so redeemed.

      Lomak has guaranteed the payments of distributions and other payments on the Convertible Preferred Securities only if and to the extent that the Trust has funds available. Such guarantee, when taken together with Lomak's obligations under the Junior Debentures and related indenture and declaration of trust, provide a full and unconditional guarantee of amounts due on the Convertible Preferred Securities.

      Lomak owns all the common securities of the Trust. As such, the accounts of the Trust will be included in Lomak's consolidated financial statements after appropriate eliminations of intercompany balances. The distributions on the Convertible Preferred Securities will be recorded as a charge to interest expense on Lomak's consolidated statements of income, and such distributions are deductible by Lomak for income tax purposes.

The following table sets forth the capitalization of the Company at September 30, 1997 and as adjusted to give effect to the issuance of the Convertible Preferred Securities and the application of the proceeds therefrom.

                                                                               September 30, 1997
                                                                               ------------------
                                                                            Actual           As Adjusted
                                                                            ------           -----------
                                                                                 (unaudited)
                                                                                (in thousands)

Current portion of long-term debt .............................            $     25            $     25
                                                                           ========            ========

Long-term debt:
  Revolving credit facility ...................................            $308,600            $192,700
  8.75% Senior Subordinated Notes .............................             125,000             125,000
  6% Convertible Subordinated Debentures ......................              55,000              55,000
  Other long-term debt ........................................                 407                 407
                                                                           --------            --------
    Total long term debt ......................................             489,007             373,107
                                                                           --------            --------

Company-obligated Preferred Securities of Subsidiary Trust ....                   -             120,000

Stockholders' equity:
  Preferred Stock, $1 par value 10,000,000 shares authorized:
    $2.03 Convertible Preferred Stock, 1,150,000 shares issued
    ($28,750,000 liquidation preference) ......................               1,150               1,150
Lomak Common Stock, $01 par value 50,000,000 shares authorized:
  20,336,249 issued and outstanding ...........................                 204                 204
Capital in excess of par value ................................             206,896             206,896
Retained earnings .............................................              13,864              13,864
Unrealized gain on marketable securities ......................               1,847               1,847
                                                                           --------            --------
  Total stockholders' equity ..................................             223,961             223,961
                                                                           --------            --------
         Total capitalization .................................            $712,968            $717,068
                                                                           ========            ========

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

         In March 1997, the Company sold 4 million shares of common stock in a public offering for $68 million. Warrants to acquire 20,000 shares of common stock at a price of $12.88 per share were exercised in May 1997. At September 30, 1997 the Company has no outstanding warrants.

(8)      STOCK OPTION AND PURCHASE PLAN:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 3.0 million shares of Common Stock. However, no new options may be granted which would result in there being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the nine months ended September 30, 1997, options covering 102,600 shares were exercised at prices ranging from $5.12 to $10.50 per share. At September 30, 1997, options covering a total of 1.5 million shares were outstanding under the plan, of which 693,000 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $18.00 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At September 30, 1997, 108,000 options were outstanding under the Directors Plan of which 40,800 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $16.875 per share.

         In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The plans are administered by the Compensation Committee of the Board. During the nine months ended September 30, 1997, officers, key employees and outside directors purchased 113.400 unregistered common shares from the Company for total consideration of $1.4 million. From inception through September 30, 1997, a total of 453,000 unregistered shares had been sold through stock purchase plans, for a total consideration of approximately $3.7 million.



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

         For the nine months ended September 30, 1996 and 1997, the Company made a provision for federal and state income taxes of $4.4 million and $7.2 million, respectively. The effective tax rate has increased during 1997 due to limitations on the utilization of net operating loss carryovers. At September 30, 1997, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $7.5 million which are subject to annual limitations as to their utilization and expire between 1997 and 2010. The Company has alternative minimum tax net operating loss carryovers of $6.6 million which are subject to annual limitations as to their utilization and expire 1997 to 2009. The Company has statutory depletion carryover of approximately $3.2 million and an alternative minimum tax credit carryover of $500,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitations or expiration.

(11)     MAJOR CUSTOMERS:

      The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well (3%); (b) long-term (1 to 5 years) (51%); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days (46%). Approximately 58% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the nine months ended September 30, 1997, no one customer accounted for more than 10% of the Company's total oil and gas revenues. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(12)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                December 31,         September 30,
                                                                    1996                 1997
                                                               ----------------     ----------------
                                                                                      (unaudited)
Oil and gas properties:
    Subject to depletion...............................        $       259,681       $      613,813
    Not subject to depletion...........................                 20,294              117,146
                                                               ----------------     ----------------
        Total..........................................                279,975              730,959
    Accumulated depletion..............................                (53,102)             (86,976)
                                                               ----------------     ----------------

        Net oil and gas properties.....................        $       226,873       $      643,983
                                                               ================     ================


                                                                                      Nine Months
                                                                 Year Ended              Ended
                                                                December 31,         September 30,
                                                                    1996                 1997
                                                               ----------------     ----------------

Costs incurred:
    Acquisition........................................        $        63,579       $      422,527
    Development........................................                 12,536               33,980
    Exploration........................................                  2,025                1,325
                                                               ----------------     ----------------

        Total costs incurred...........................        $        78,140       $      457,832
                                                               ================     ================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         Total assets at September 30, 1997 were $781 million. Approximately $308.6 million of the long-term debt at that date was comprised of borrowings under the Credit Agreement, $125 million of 8.75% Senior Subordinated Notes, $55 million of 6% Convertible Subordinated Debentures and $0.4 million of other indebtedness. The Credit Agreement currently provides for quarterly payments of interest with principal due in February 2002.


Common Stock and Note Offerings

         On March 14, 1997, the Company completed offerings of 4,060,000 shares of Common Stock (the "Common Offering") and $125 million of 8.75% Senior Subordinated Notes due 2007 (the "Notes Offering") (collectively the "Offerings"). The 8.75% Notes are unconditionally guaranteed on an unsecured, senior subordinated basis, by each of the Company's Restricted Subsidiaries (as defined in the Indenture for the 8.75% Notes), provided that such guarantees will terminate under certain circumstances. The Indenture for the 8.75% Notes contains certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitation on restricted payments; (ii) limitation on the incurrence of indebtedness and issuance of Disqualified Stock (as defined in the Indenture for the Notes); (iii) limitation on liens; (iv) limitation on disposition of proceeds of asset sales; (v) limitation on transactions with affiliates; (vi) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (vii) restrictions on mergers, consolidations and transfers of assets; and (viii) limitation on "layering" indebtedness.

Convertible Preferred Securities

         In October 1997, the Company completed a private offering of 2,400,000 trust convertible preferred securities for a total of $120 million. The proceeds from the offering were used to repay a portion of the credit facility, increasing the Company's borrowing capacity under the credit facility to approximately $139 million. At September 30, 1997 pro forma capitalization of the Company giving effect to the Convertible Preferred Securities private placement totaled $699 million, and the Company's total debt to capitalization would have been 52%. This transaction is more fully described in Note (7) Equity and Trust Securities.

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

         The Company's net cash provided by operations for the nine months ended September 30, 1996 and 1997 was $24.3 million and $47.4 million, respectively. The increases in the Company's cash flow from operations can be attributed to its growth primarily through acquisitions and development.

         The Company's net cash used in investing for the nine months ended September 30, 1996 and 1997 was $66.8 million and $476.9 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploitation and additions of field assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or outside of its core areas of operation. The Company's acquisition and drilling activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by financing for the nine months ended September 30, 1996 and 1997 was $44.3 million and $432.0 million, respectively. Sources of financing used by the Company during the most recent nine month period were borrowings under its Credit Agreement and capital raised through the Offerings.

Capital Requirements

         During the nine months ended September 30, 1997, $34.0 million and $1.3 million of costs were incurred for development and exploration activities, respectively. The Company is currently projecting that it will spend approximately $200 million on development, exploitation and exploration activities during the next three years. The Company anticipates that approximately $45 million will be spent for exploitation and exploration during that three year period. Although these expenditures are principally discretionary, development and exploration expenditures are currently expected to consume roughly 70% of internally generated cash flows. The remaining internally generated cash flows will be available for debt repayment, acquisitions, or other capital expenditures.

Credit Agreement

         In connection with the Cometra Acquisition, the Company and its subsidiaries expanded the existing bank credit facility. The Credit Agreement permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The Borrowing Base is currently $325 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts.

         At the Company's option, the applicable interest rate per annum is the LIBOR plus a margin ranging from 0.625% to 1.125%. The facility contains other alternative rate options which have never been utilized by the Company. Based on levels of debt outstanding as of September 30, 1997 the margin was 1.125%.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At September 30, 1997, the Company had open hedging contracts covering an average of 46,200 Mmbtu of gas per day for the period October 1997 through March 1998. These contracts are at prices ranging from $2.41 to $3.53 per Mmbtu. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net losses relating to these derivatives for the nine months ended September 30, 1996 and 1997, approximated $123,000 and $418,000 respectively.

      INFLATION AND CHANGES IN PRICES

      The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first nine months of 1997, the Company received an average of $18.44 per barrel of oil and $2.54 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first nine months of 1997.

RESULTS OF OPERATIONS

Comparison of 1997 to 1996

         The Company reported net income for the three months ended September 30, 1997 of $2.8 million, a 3% increase from the third quarter of 1996. The increase was primarily the result of higher production levels and product prices. Oil and gas revenues increased 85% in the third quarter of 1997 due to production volume and price increases. Production volumes increased 81% from 75,100 Mcfe/d in 1996 to 135,700 Mcfe/d in 1997. The average price received increased 3% from $2.40 per Mcfe in 1996 to $2.47 per Mcfe in 1997. The average oil price decreased 17% to $17.33 per barrel while average gas prices increased 15% to $2.44 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 56% to $8.0 million in 1997 versus $5.1 million in 1996. The average operating cost per Mcfe produced decreased 14% from $0.74 in the first nine months of 1996 to $0.64 in 1997 primarily due to lower operating costs on the Cometra properties.

         Transportation, processing and marketing revenues increased 78% to $3.0 million versus $1.7 million in 1996 principally due to the pipelines and gas processing acquired in the Cometra Acquisition. Transportation, processing and marketing expenses increased 113% to $1.0 million versus $0.5 million in 1996. The increase in expenses was due to production growth, as well as the increase in transportation, processing and marketing expense and higher personnel administrative costs associated with the growth in gas marketing resulting from the Cometra Acquisition.

         Exploration expense increased 3% to $0.4 million due to the timing of exploration expenditures.

         General and administrative expenses increased 58% from $1.0 million in 1996 to $1.5 million in 1997. As a percentage of revenues, general and administrative expenses were 4% in 1997 as compared to 5% in 1996. This decreasing trend reflects the spreading of administrative costs over a growing asset base.

         Interest and other income increased from $0.4 million in 1996 to $2.3 million in 1997 primarily due to gains from the sale of marketable securities and certain non-strategic assets. In 1997 interest expense increased 258% to $7.3 million as compared to $2.1 million in 1996. This was primarily a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and capital expenditures. The average outstanding balances on the Credit Agreement were $107 million and $207 million for 1996 and the three months ended September 30, 1997, respectively. The weighted average interest rate on these borrowings was 6.7% and 6.6% for the three month periods ended September 30, 1996 and 1997, respectively.

         Depletion, depreciation and amortization increased 143% compared to 1996 as a result of increased production volumes and a higher average depletion rate. The Company-wide depletion rate was $0.73 per Mcfe in the third quarter of 1996 and $0.98 per Mcfe in the third quarter of 1997.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

         In April 1997, an action was filed by an individual in United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock (approximately 87,000 shares of the Company's Common Stock). The individual claims he is entitled to fees from the Company based upon a Yemen oil concession that he claims Red Eagle Resources Corporation received in 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation relevant to such claim, the Company believes that the claim is without merit because the oil concession was never obtained. The Company is vigorously defending this action, and as stated above, believes the action is without merit. A separate claim for approximately $2.0 million with respect to the alleged Yemen oil concession was received in January 1997. Since that date, no further action has been taken and the Company believes the claim is without merit.

         In July 1997, a gas utility filed a petition for declaratory judgment in United States District Court in Tarrant County, Texas. The petition for declaratory judgment asked the court to declare its purchase obligation under a gas contract be limited to a quantity of gas equal to 80% of the Company's delivery capacity, as defined, or 20,000 Mcf of gas per day, whichever is the lesser amount. The Company is vigorously defending this action.

Items 2 - 5.    Not applicable


Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended September 30, 1996 and 1997, filed herewith.

         11.2 Statement re: computation of per share earnings for the nine months ended September 30, 1996 and 1997, filed herewith.

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





                                     LOMAK PETROLEUM, INC.



                                     By:  (Thomas W. Stoelk)
                                           --------------------------------
                                                Thomas W. Stoelk
                                                Senior Vice President
                                                Finance & Administration
                                                Chief Financial Officer





November 14, 1997

                                  EXHIBIT INDEX

                                                                   Sequentially
   Exhibit Number              Description of Exhibit              Numbered Page
---------------------     ----------------------------------    --------------------
         11.1             Statement re:  computation of per             21
                          share   earnings  for  the  three
                          months ended  September  30, 1996
                          and 1997, filed herewith.

         11.2             Statement re:  computation of per             22
                          share   earnings   for  the  nine
                          months ended  September  30, 1996
                          and 1997, filed herewith.

         27               Financial data schedule                       23