Form 10-K405
period 1997-12-31
LOMAK PETROLEUM INC
filed 1998-03-20
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    (Mark one)
        [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended December 31, 1997

        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transaction period from                to

                         Commission File Number 0-9592

                             LOMAK PETROLEUM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      34-1312571
     ------------------------------------           ------------------------------------
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

  500 Throckmorton Street, Ft. Worth, Texas                        76102
 --------------------------------------------       ------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

              Registrant's telephone number, including area code:
                                 (817) 870-2601

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                          Common Stock, $.01 par value
                        -------------------------------
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     The aggregate market value of voting stock of the Registrant held by non-affiliates (excluding voting shares held by officers and directors) was $346,825,893 on March 9, 1998.

     Indicate the number of shares outstanding of each of the Registrant's classes of stock on March 9, 1998: Common Stock $.01 par value: 21,167,455; Preferred Stock $1 par value: 1,149,800.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Part III of this report incorporates by reference the Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders.

                             LOMAK PETROLEUM, INC.

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent energy company engaged in oil and gas development, exploration and acquisition primarily in four core areas: the Permian, Midcontinent, Gulf Coast, and Appalachia regions. Over the past seven years, the Company has significantly increased its reserves and production through acquisitions and the development and exploration of its properties. At December 31, 1997, the Company had proved reserves of 753 Bcfe with a Present Value of $632 million. On an Mcfe basis, the reserves were 76% natural gas, with a reserve life index in excess of 15 years. Properties operated by the Company account for 98% of its total reserves. The Company's leasehold position contains 1.2 million gross acres. The Company also owns over 3,000 miles of gas gathering systems and a gas processing plant in proximity to its principal gas properties.

DESCRIPTION OF THE BUSINESS

  Strategy

     The Company's objective is to maximize shareholder value through aggressive growth in its reserves, production, cash flow and earnings through a balanced program of development and exploratory drilling and strategic acquisitions. Management believes that the acquisitions completed since 1990 have substantially enhanced the Company's ability to increase its production and reserves through the ongoing development of the acquired properties. The Company now has over 1,600 proven recompletion and development drilling projects. With its large development inventory and expanding exploration effort, the Company believes that it can achieve significant growth in reserves, production, cash flow and earnings over the next several years, without the benefit of future acquisitions. The Company currently anticipates spending approximately $300 million during the next three years on the development and exploration activities. Consequently, while acquisitions are expected to continue to play an important role in its future growth, the Company will focus on exploiting the potential of its larger property base. The Company's leasehold now totals approximately 1.2 million gross acres (1.0 million net acres), providing significant long-term development and exploration potential.

     In order to most effectively implement its operating strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established separate business units, each with operating, engineering, geological, land, acquisition and other personnel experienced in their respective area. The Company believes that this geographic focus provides it with a competitive advantage in sourcing and evaluating new business opportunities within these areas, as well as providing economies of scale in operating and developing its properties.

     Development. The Company's development activities include recompletions of existing wells, infill drilling and installation of secondary recovery projects. Development projects are generated within core operating areas where the Company has significant operational and technical experience. At December 31, 1997, over 1,600 proven development projects were in inventory. Over 360 of these projects are anticipated to be initiated in 1998 at a total cost of $77 million. Based on the projects currently in inventory, development expenditures are currently projected to total $250 million for the next three years.

     Exploration. Beginning in 1996, the Company began to conduct exploration activities on or near existing properties within its core operating areas. The Company currently has an inventory of 13 multi-prospect, higher risk, higher reward exploration projects. Each of the exploration projects includes multiple drilling prospects. The Company's exploration program targets deeper horizons within existing Company-operated fields, as well as establishing new fields in exploration trend areas in which Lomak's technical staff has experience. Lomak's strategy is based upon limiting its risk by allocating no more than 10% of its cash flow to exploration activities and by participating in a variety of projects with differing characteristics. The Company projects exploratory expenditures to range between $8 million and $10 million in 1998.

     Acquisitions. Since 1990, 67 acquisitions have been completed for a total consideration of $751 million. These acquisitions have been made at an average cost of $0.68 per Mcfe. The Company's acquisition strategy has historically been based on: (i) Locale: focusing in core areas where the Company has operating and technical expertise; (ii) Efficiency: targeting acquisitions in which operating and cost efficiencies can be obtained; (iii) Reserve Potential: pursuing properties with the potential for reserve increases through recompletions and drilling; (iv) Incremental Purchases: seeking acquisitions where opportunities for purchasing additional interests in the same or adjoining properties exist; and (v) Complexity: pursuing more complex but less competitive corporate acquisitions.

DEVELOPMENT AND EXPLORATION ACTIVITIES

     Development and exploration activities accelerated in 1997 as Lomak spent $58.8 million versus $14.6 million in 1996. Of this total, the Company expended $49.5 million in the Southwest region, and $9.3 million in Appalachia. These expenditures funded 75 recompletions of existing wells, 193 new development wells and 20 exploratory wells, as well as leasehold and seismic acquisition. As a result of these activities, 65 Bcfe of proved reserves were added representing 133% of 1997 production. Additionally, a number of unproved drilling locations and exploration prospects were generated which are expected to be drilled in 1998 and 1999.

  Development

     The Company's development activities include recompletions of existing wells, infill drilling and to a lesser extent, installation of secondary recovery projects. Development projects are located within core operating areas where the Company has established operational and technical expertise. Currently, as described below, the Company has 1,620 proven development projects in inventory. Those projects are geographically diverse, target a mix of oil and gas and are generally less than 8,000 feet in depth. Approximately 90% of the development projects are concentrated in ten fields, allowing multi-year drilling programs. The following table sets forth information pertaining to the Company's proven development inventory at December 31, 1997.

                                                         NUMBER OF PROJECTS
                                                  ---------------------------------
                                                                  DRILLING
                                                  RECOMPLETIONS   LOCATIONS   TOTAL
                                                  -------------   ---------   -----
Southwest
  Permian.......................................       312            479       791
  Midcontinent..................................        80             44       124
  Gulf Coast....................................        82             21       103
                                                       ---          -----     -----
     Subtotal...................................       474            544     1,018
Appalachia......................................        20            582       602
                                                       ---          -----     -----
          Total.................................       494          1,126     1,620
                                                       ===          =====     =====

     In addition to its inventory of proven development projects, the Company has identified over 500 projects within its existing leasehold, which at December 31, 1997 were not classified as proven. A portion of these projects are included in each year's development program. These projects include field extension drilling and recompletions to formations not extensively under production.

     Lomak completed 268 development projects in 1997, comprising 193 wells drilled and 75 recompletions of existing wells. This level of activity was 271% higher than in 1996. The 1997 development expenditures of $56.4 million exceeded those in 1996 by 350%, reflecting increased activity and a higher average working interest. In the Permian business unit, the Company recompleted 34 wells and drilled an additional 115 wells. Additional development activity in the Southwest region was comprised of the drilling of 10 wells and the recompletion of 41 others in the Midcontinent, while 18 wells were drilled in the Gulf Coast. In Appalachia, the Company spent $6.8 million to drill 50 wells.

     The Company currently anticipates that it will initiate 378 development projects in 1998 at an estimated cost of $77 million. The Permian business unit has budgeted $48 million to drill 172 wells and recomplete 27 others. The Midcontinent unit plans to drill 15 wells and recomplete 43 others for a total cost of $10 million, while the Company expects to drill 12 development wells in the Gulf Coast for $6 million. The Appalachian business unit anticipates spending $13 million to drill 109 development wells. At the current rate, the Company has over five years of projects in inventory. Based on its existing property base, Lomak anticipates spending approximately $250 million over the next three years on development activities.

  Exploration Activities

     The Company's exploration activities include the acquisition and processing of seismic data, the leasing of acreage and the drilling of wells on that acreage. The Company currently has an inventory of 13 multi-prospect, higher risk, higher reward exploration projects. Each of these 13 exploration projects includes multiple drilling prospects. If successful, these projects would require several hundred additional wells to be fully exploited. The exploration projects are targeting formations ranging from 7,000 feet to 14,500 feet in depth and in most cases will employ the use of 3-D seismic, horizontal drilling or enhanced completion techniques. The projects currently comprise 370,000 acres under lease, while the Company anticipates acquiring an additional 27,000 acres in 1998 with regard to its existing projects.

     In 1997, the Company spent $3.1 million to acquire leasehold acreage, shoot and process seismic data and drill 20 wells. Of the 20 wells drilled, 12 were productive and 8 were plugged and abandoned. Acreage acquired was located primarily in the Permian and Gulf Coast areas. In 1998, Lomak anticipates spending approximately $8 to $10 million on exploratory acreage, seismic and drilling.

  Acquisition Activities

     The following table sets forth information pertaining to acquisitions completed during the period January 1, 1991 through December 31, 1997.

                                         NUMBER OF     PURCHASE PRICE(1)    MMCFE     COST PER
                PERIOD                  TRANSACTIONS    (IN THOUSANDS)     ACQUIRED   MCFE(2)
                ------                  ------------   -----------------   --------   --------
1991..................................        9            $ 11,189         14,602     $0.75
1992..................................        7               6,884         12,513      0.41
1993..................................       12              40,527         64,552      0.59
1994..................................       17              63,354         92,851      0.67
1995..................................        9              71,074        103,849      0.61
1996..................................        8              56,812        107,480      0.53
1997..................................        5             501,657        450,693      0.76
                                             --            --------        -------     -----
          Total.......................       67            $751,497        846,540     $0.68
                                             ==            ========        =======     =====

---------------

(1) Includes purchase price for proved reserves as well as other acquired assets, including gas gathering and processing systems, undeveloped leasehold and field service assets. The 1997 acquisition costs have been reduced by $36.3 million for the sale of a net profits interest on properties acquired during the year.

(2) Includes purchase price for proved reserves only. For the Cometra Acquisition, the purchase price for proved reserves includes the amount attributable to the above-market gas contract. If the cost per Mcfe was adjusted for the above-market gas contract, the 1997 cost per Mcfe would be reduced from $0.76 to $0.68 and the total cost per Mcfe would be reduced from $0.68 to $0.64.

  Recent Significant Acquisitions

     In 1997, Lomak completed acquisitions totaling $519 million in consideration. The significant acquisitions are described below.

     Cometra Acquisition. In the first quarter of 1997, the Company acquired oil and gas properties located in west Texas, south Texas and the Gulf of Mexico (the "Cometra Properties") from American Cometra, Inc. for a purchase price of $385 million (the "Cometra Acquisition"). The Cometra Acquisition increased the Company's proforma proved reserves at December 31, 1996 by 68% and increased its Present Value by 98%. The Cometra Properties, located primarily in the Company's core operating areas, included 515 producing wells, 401 proven development projects and substantial additional development and exploration potential on approximately 150,000 gross acres (90,000 net acres). In addition, the Cometra Properties included 265 miles of gas pipelines, a 25,000 Mcf/d gas processing plant and an above-market gas contract.

     Meadville Acquisition. In September 1997, the Company completed the acquisition of certain natural gas properties located in the Company's Meadville area gas field in Appalachia (the "Meadville Properties") for a purchase price of $92.5 million. The Meadville Properties included 912 producing wells, 800 miles of gas gathering lines and leasehold acreage covering approximately 153,000 gross acres (146,000 net acres). On a Present Value basis, the acquired reserves were 80% developed and 95% operated. At the date of acquisition, the Meadville Properties were producing nearly 14,500 Mcf of gas equivalents per day. The Meadville Properties have access to a number of major interstate pipelines and industrial end-users. The Meadville Properties contained over 300 drilling locations, as well as exploration potential in deeper zones. The Company believes that the Meadville Properties, combined with its adjacent properties, constitute one of the largest producing areas in Appalachia operated by a single company, a region not generally known for this type of large reserve concentration.

     Fuhrman-Mascho Acquisition. In December 1997, the Company completed the acquisition of certain oil properties located in the Fuhrman-Mascho field in west Texas (the "Fuhrman-Mascho Properties") for a purchase price of $40 million. Additionally, the Company recorded approximately $12 million of deferred income taxes in connection with the acquisition. The Fuhrman-Mascho Properties included 160 producing wells and leasehold acreage covering approximately 13,600 gross acres (12,100 net acres). On a Present Value basis, the acquired reserves were 40% developed and greater than 95% operated.

  Production

     Production revenue is generated through the sale of oil, natural gas liquids and gas from properties held directly and through partnerships and joint ventures. Additional revenue is received from royalties. While production is sold to a limited number of purchasers, only one accounts for more than 10% of oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the business. Proximity to local markets, availability of competitive fuels and overall supply and demand are factors affecting the ability to market production. While the Company anticipates an upward trend in energy prices, factors outside its control such as political developments in the Middle East, overall energy supply, weather conditions and economic growth rates have had, and will continue to have, an effect on energy prices.

     The following table sets forth historical revenue and expense information for the periods indicated (in thousands, except average sales price and operating cost data).

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1993       1994       1995       1996        1997
                                          -------    -------    -------    -------    --------
Production
  Oil and NGL (Bbl).....................      318        640        913      1,068       1,794
  Gas (Mcf).............................    2,590      6,996     12,471     21,231      38,409
  Total (Mcfe) (a)......................    4,498     10,836     17,949     27,641      49,170
Revenues
  Oil and NGL...........................  $ 5,118    $ 9,743    $15,133    $20,425    $ 28,800
  Gas...................................    6,014     14,718     22,284     47,629     101,217
                                          -------    -------    -------    -------    --------
  Total.................................  $11,132    $24,461    $37,417    $68,054    $130,017
                                          =======    =======    =======    =======    ========
Average Sales Price
  Oil (Bbl).............................  $ 16.07    $ 15.23    $ 16.57    $ 19.56    $  18.22
  NGL (Bbl).............................       --         --         --    $ 10.22    $   9.06
  Gas (Mcf).............................  $  2.32    $  2.10    $  1.79    $  2.24    $   2.64
  Mcfe (a)..............................  $  2.47    $  2.26    $  2.08    $  2.46    $   2.64
Average Operating Cost
  Per Mcfe (a)..........................  $  0.71    $  0.75    $  0.63    $  0.75    $   0.64

---------------

(a) Oil is converted to Mcfe at a rate of 6 Mcf per barrel.

     On a Mcfe basis, approximately 78% of 1997 production was natural gas. Gas production was sold to utilities, brokers or directly to industrial users. Gas sales are made pursuant to various arrangements ranging from month-to-month contracts, one year contracts at fixed or variable prices and contracts at fixed prices for the life of the well. All contracts other than the fixed price contracts contain provisions for price adjustment, termination and other terms customary in the industry. A number of the Appalachian gas contracts hold favorable sales prices when compared to spot market prices. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil purchasers are selected on the basis of price and service. In 1997, revenues from gas sales totaled $101.2 million or 78% of total oil and gas revenues while revenues from oil and natural gas liquids production amounted to $28.8 million, representing 22% of total oil and gas revenues. Oil and gas revenues for 1997 increased 91% over 1996.

  Gas Transportation, Processing and Marketing

     The gas transportation, processing and marketing revenues are comprised of fees for the transportation of production through gathering lines and fees from gas processing as well as, income from marketing of oil and gas. Transportation, processing and marketing revenues increased 110% to $11.7 million versus $5.6 million in 1996 principally due to production growth. Transportation, processing and marketing expenses increased 134% to $3.9 million versus $1.7 million in 1996. The increase in expenses was due to production growth and higher administrative costs associated with increased marketing activities.

     The Company's natural gas transportation and processing assets are primarily comprised of (i) approximately 2,700 miles of gas transportation and gathering pipelines in Appalachia and (ii) nearly 300 miles of gathering lines in the Sterling area of the Permian Basin. The Appalachian gas gathering systems serve to transport a majority of the Company's Appalachian gas production as well as third party gas to major trunklines and directly to industrial end-users. This affords the Company considerable control and flexibility in marketing its Appalachian production. Third parties who transport their gas through the systems are charged a gathering fee based on throughput. The Company's Sterling gas processing plant is a refrigerated turbo-expander cryogenic gas plant that was placed in service in early 1995. The plant, designed for approximately 25,000 Mcf/d, is currently operating at 72% of capacity. The Company estimates that the plant's capacity can be increased to 35,000 Mcf/d for approximately $4.0 million in additional capital expenditures.

     In order to maximize the price and better control credit risk, the Company began to market its own gas production in 1993. The Company is currently marketing 161 Mmcf/d for its own account as well as for third party producers. The Company's gas production is sold primarily to utilities and directly to industrial users. The Company has managed the impact of potential price declines by developing a balanced portfolio of fixed price and market sensitive contracts and commodity hedging. Approximately 38% of average gas production at December 31, 1997 was sold subject to fixed price sales contracts. These fixed price contracts are at prices ranging from $2.10 to $4.34 per Mcf. The fixed price contracts with terms of less than one year, between one and five years and greater than five years constitute approximately 51%, 42% and 7%, respectively, of the volume sold under fixed price contracts.

     From time to time, the Company enters into oil and natural gas price hedges to reduce its exposure to commodity price fluctuations. At December 31, 1997 approximately 12% of the Company's existing market sensitive production was fixed under hedging agreements which expire in 1998. Subsequent to December 31, 1997, the Company entered into additional hedging agreements which increased the percentage of the Company's existing market sensitive production covered by hedging arrangements to 28%. In the future, the Company may hedge a larger percentage of its production, however, it currently anticipates that such percentage would not exceed 70%. Although these hedging activities provide the Company some protection against falling prices, these activities also reduce the potential benefits to the Company of price increases above the levels of the hedges.

     As part of the Cometra Acquisition, the Company acquired an above market gas contract with a major Texas gas utility company, which expires June 30, 2000. The contract represents 16% of the Company's 1997 gas production on an Mcf basis. The price paid pursuant to the contract converts to a price of $3.73 per Mcf ($3.33 per Mmbtu) at December 31, 1997. The gas contract provides for a price escalation of $0.05 per Mcf on July 1 of each year. No other purchaser of the Company's oil or gas during 1997 exceeded 10% of the Company's total revenues. In July 1997 the gas utility filed an action in state district court regarding the gas contract. See "Item 3 Legal Proceedings".

  Interest and Other

     The Company earns interest on its cash and investment accounts, as well as on various notes receivable. Other income in 1997 was comprised principally of gains on sales of marketable equity securities and gains on sales of non-strategic properties. The Company expects to continue to sell properties that are marginal or are not strategic. Interest and other income in 1997 amounted to $7.6 million, representing 5% of total revenues.

COMPETITION

     The Company encounters substantial competition in acquiring oil and gas leases and properties, marketing oil and gas, securing personnel and conducting its drilling and field operations. Many competitors have financial and other resources which substantially exceed those of the Company. The competitors in development, exploration, acquisitions and production include the major oil companies in addition to numerous independents, individual proprietors and others. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company permit. The ability of the Company to replace and expand its reserve base in the future will be dependent upon its ability to select and acquire suitable producing properties and prospects for future drilling.

     The Company's acquisitions have been partially financed through issuances of equity and debt securities and internally generated cash flow. There is competition for capital to finance oil and gas acquisitions and drilling. The ability of the Company to obtain such financing is uncertain and can be affected by numerous factors beyond its control. The inability of the Company to raise capital in the future could have an adverse effect on certain areas of its business.

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

ENVIRONMENTAL MATTERS

     The Company's oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the oil and gas industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any material adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future.

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

     The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal (NPDES) permits prohibit or are expected to prohibit within the next year the discharge of produced water and sand, and some other substances related to the oil and gas industry, to coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

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

EMPLOYEES

     As of December 31, 1997, the Company had 367 full time employees, of whom 211 were field personnel. None are covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES

     On December 31, 1997, the Company held working interests in 8,394 gross (6,512 net) productive oil and gas wells and royalty interests in 349 additional wells. The properties contained, net to the Company's interest, estimated proved reserves of 574 Bcf of gas and 30 million barrels of oil and natural gas liquids or a total of 753 Bcfe.

PROVED RESERVES

     The following table sets forth estimated proved reserves for each year in the five year period ended December 31, 1997.

                                    1993       1994       1995       1996       1997
                                   -------    -------    -------    -------    -------
Natural gas (Mmcf)
  Developed......................   38,373     97,251    174,958    207,601    369,786
  Undeveloped....................   36,190     52,119     57,929     87,993    204,632
                                   -------    -------    -------    -------    -------
     Total.......................   74,563    149,370    232,887    295,594    574,418
                                   -------    -------    -------    -------    -------
Oil and NGL (Mbbls)
  Developed......................    3,344      6,431      8,880     10,703     14,971
  Undeveloped....................    1,195      2,018      1,983      3,972     14,803
                                   -------    -------    -------    -------    -------
     Total.......................    4,539      8,449     10,863     14,675     29,774
                                   -------    -------    -------    -------    -------
Total (Mmcfe)....................  101,797    200,064    298,065    383,644    753,062
                                   =======    =======    =======    =======    =======

     In connection with the evaluation of its reserves, the Company has engaged the following independent petroleum consultants: Netherland, Sewell & Associates, Inc. (Permian and Gulf Coast), H.J. Gruy and Associates, Inc. (Midcontinent and Gulf Coast), Huddleston & Co., Inc. (Midcontinent), Wright & Company, Inc. (Appalachia), and Clay, Holt & Klammer (Appalachia). These engineers have been employed primarily based on geographic expertise as well as their history in engineering certain of the acquired properties. At December 31, 1997, approximately 91% of the proved reserves set forth above were evaluated by independent petroleum consultants, while the remainder were evaluated by the Company's engineering staff. All estimates of oil and gas reserves are subject to significant uncertainty.

     The following table sets forth as of December 31, for the periods presented, the estimated future net cash flow from and the Present Value of the proved reserves in millions. Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. Such calculations, which are prepared in accordance with the Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" are based on cost and price factors at December 31, 1997. Average product prices in effect at December 31, 1997 were $16.17 per barrel of oil and $2.58 per Mcf of gas. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties. No estimates of reserves have been filed with or included in reports to another federal authority or agency since December 31, 1997.

                                         1993      1994      1995      1996      1997
                                        ------    ------    ------    ------    ------
Future net cash flow..................  $  141    $  271    $  413    $  941    $1,276
Present value
  Pre-tax.............................      65       151       229       492       632
  After tax...........................      54       120       174       351       511

SIGNIFICANT PROPERTIES

     The Company's reserves at December 31, 1997 were grouped into two regions, Southwest and Appalachia. Properties in the Southwest region are divided into three business units, the Permian, Midcontinent and Gulf Coast units. At December 31, 1997, the Company's properties included working interests in 8,394 gross (6,512 net) productive oil and gas wells and royalty interests in 349 additional wells. The Company also held interests in 473,000 gross (359,500 net) undeveloped acres. The following table sets forth summary information with respect to the Company's estimated proved oil and gas reserves at December 31, 1997.

                                    PRESENT VALUE
                                ---------------------                   NATURAL
                                    AMOUNT               OIL & NGL        GAS         TOTAL
                                (IN THOUSANDS)     %      (MBBLS)       (MMCF)       (MMCFE)
                                --------------    ---    ---------    -----------    -------
Southwest
  Permian.....................     $218,223        35%    20,254        174,980      296,505
  Midcontinent................       91,969        14      4,717         74,042      102,344
  Gulf Coast..................       69,386        11      3,867         31,036       54,237
                                   --------       ---     ------        -------      -------
     Subtotal.................      379,578        60     28,838        280,058      453,086
Appalachia....................      252,758        40        936        294,360      299,976
                                   --------       ---     ------        -------      -------
     Total....................     $632,336       100%    29,774        574,418      753,062
                                   ========       ===     ======        =======      =======

  SOUTHWEST REGION

     The Company's Southwestern properties are situated in the Permian Basin and Val Verde Basins of west Texas, the Anadarko Basin of western Oklahoma, the Texas panhandle, the Rio Grande Embayment of south Texas, the East Texas Basin, the San Juan Basin of New Mexico and southwestern Louisiana. Reserves in these basins represent 60% of total Present Value at December 31, 1997. Southwestern proved reserves totaled 453 Bcfe, of which approximately 62% were natural gas. At December 31, 1997, the Southwest Region properties had a development inventory of 1,018 proven drilling locations and recompletions.

     Permian. The Permian business unit properties, located in the Permian and Val Verde Basins of west Texas, contained 297 Bcfe of proved reserves, or 35% of total Present Value. Net daily production averages 2,600 barrels of oil and NGL and 38 Mmcf of gas. Producing wells total 1,437 (1,154 net), of which the Company operates 98% on a total reserve basis. Major producing properties include the Sonora area, Sterling area, Big Lake area, and Fuhrman-Mascho fields. The Oakridge and Frances Hill fields in the Sonora area produce from multiple deltaic channel Canyon sandstones at depths of 2,600 to 6,000 feet. At Sterling, gas production is derived from Canyon/Cisco sub-marine sand deposits at 4,000 to 8,000 foot depths, while oil production comes from Silurian Fusselman carbonates. Sterling area gas production is liquids-rich and is transported to the Company's 25,000 Mcf/d gas plant, which processes gas from the Company's operated properties, as well as gas produced by third parties. The Big Lake and Fuhrman-Mascho properties produce primarily oil from the San Andres/Grayburg formations at depths ranging from 2,500 feet to 4,600 feet. At December 31, 1997, the Permian properties contained a development inventory of 312 recompletions and 479 infill drilling locations.

     Midcontinent. The Midcontinent business unit properties, located in the Anadarko Basin of western Oklahoma and the Texas panhandle, as well as the San Juan Basin of New Mexico, held proved reserves of 102 Bcfe. These reserves, representing 14% of the total Present Value, were 72% natural gas. Of 480 gross (339 net) wells, the Company operates 96%. The unit's largest property is in the Okeene Field, including over 250 operated wells. At December 31, the Midcontinent properties produce an average of 300 barrels of oil and 14 Mmcf of gas per day. The properties produce from a variety of sands and carbonates in both structural and stratigraphic traps on the Hunton, Red Fork, Simpson and Morrow formations at 6,000 to 12,000 foot depths. The Midcontinent development inventory includes 80 recompletions and 44 drilling locations. In February 1998, the Company sold all of its properties in the San Juan Basin.

     Gulf Coast. The Gulf Coast business unit properties contained 54 Bcfe of proved reserves at December 31, 1997, or 11% of the total Present Value. The reserves were 57% natural gas. At December 31, 1997 daily production from the Gulf Coast properties averages 1,500 barrels of oil and 15 Mmcf of gas. The properties are located primarily onshore, from deep south Texas to the East Texas basin and southwest Louisiana. Major fields onshore include Hagist Ranch, Laura LaVelle, Alta Mesa, Riverside, Keeran/Welder and Moses Bayou. These fields produce from the Wilcox, Frio, Yegua, Vicksburg, Miocene, Cotton Valley and Taylor formations at depths ranging from 1,000 to 15,000 feet. In total, the onshore properties include 325 wells (257 net), of which

95% are Company operated. The offshore properties in the Gulf of Mexico include seven platforms offshore in water depths ranging from 50 to 220 feet. All 15 offshore wells (4 net) are operated by experienced third parties. The entire Gulf Coast region is characterized by relatively complex geology, multiple producing horizons and substantial exploitation and exploration potential. At December 31, 1997, the Gulf Coast properties had a proven development inventory of 82 recompletions and 21 drilling locations.

  APPALACHIAN REGION

     At December 31, 1997, the Appalachian properties contained 300 Bcfe of proved reserves, representing 40% of the Company's total Present Value. The reserves are attributable to 6,152 gross wells (4,752 net wells) located in Pennsylvania, Ohio, West Virginia and New York. The Company operates 93% of these wells. The reserves, which on an Mcfe basis are 98% natural gas, produce principally from the Medina, Clinton and Knox sequence of formations at depths ranging from 2,500 to 7,000 feet. Net daily production currently totals 400 barrels of oil and 52 Mmcf of gas. After initial flush production, these properties are characterized by gradual decline rates. Gas production is transported through over 2,700 miles of Company owned gas gathering systems and is sold primarily to utilities and industrial end-users.

PRODUCTION

     The following table sets forth production information for the preceding five years (in thousands, except average sales price and operating cost data).

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1993       1994       1995       1996        1997
                                          -------    -------    -------    -------    --------
Production
  Oil and NGL (Bbl).....................      318        640        913      1,068       1,794
  Gas (Mcf).............................    2,590      6,996     12,471     21,231      38,409
  Total (Mcfe) (a)......................    4,498     10,836     17,949     27,641      49,170
Revenues
  Oil...................................  $ 5,118    $ 9,743    $15,133    $20,425    $ 28,800
  Gas...................................    6,014     14,718     22,284     47,629     101,217
                                          -------    -------    -------    -------    --------
  Total.................................  $11,132    $24,461    $37,417    $68,054    $130,017
Direct operating expenses (b)...........    3,184      8,130     11,302     20,676      31,481
                                          -------    -------    -------    -------    --------
Gross margin............................  $ 7,948    $16,331    $26,115    $47,378    $ 98,536
                                          =======    =======    =======    =======    ========
Average sales price
  Oil (Bbl).............................  $ 16.07    $ 15.23    $ 16.57    $ 19.56    $  18.22
  NGL (Bbl).............................       --         --         --    $ 10.22    $   9.06
  Gas (Mcf).............................  $  2.32    $  2.10    $  1.79    $  2.24    $   2.64
  Mcfe (a)..............................  $  2.47    $  2.26    $  2.08    $  2.46    $   2.64
Average operating expense
  per Mcfe..............................  $  0.71    $  0.75    $  0.63    $  0.75    $   0.64

---------------

(a) Oil is converted to Mcfe at a rate of 6 Mcf per barrel.

(b) Includes severance and production taxes.

PRODUCING WELLS

     The following table sets forth information relating to productive wells at December 31, 1997. The Company owns royalty interests in an additional 349 wells. Wells are classified as oil or gas according to their predominant production stream.

                                                                            AVERAGE
                                                           GROSS    NET     WORKING
                                                           WELLS   WELLS   INTEREST
                                                           -----   -----   ---------
Crude oil................................................  1,735   1,069       62%
Natural gas..............................................  6,659   5,443       82%
                                                           -----   -----
  Total..................................................  8,394   6,512       78%
                                                           =====   =====

ACREAGE

     The following table sets forth the developed and undeveloped acreage held at December 31, 1997.

                                                                            AVERAGE
                                                                            WORKING
                                                        GROSS       NET     INTEREST
                                                      ---------   -------   --------
Developed...........................................    759,700   601,500      79%
Undeveloped.........................................    473,000   359,500      76%
                                                      ---------   -------
  Total.............................................  1,232,700   961,000      78%
                                                      =========   =======

DRILLING RESULTS

     The following table summarizes drilling activities for the three years ended December 31, 1997.

                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                    1995             1996              1997
                                                -------------    -------------    --------------
                                                GROSS    NET     GROSS    NET     GROSS     NET
                                                -----    ----    -----    ----    -----    -----
Exploratory wells:
  Productive..................................   5.0      0.4     7.0      3.4     12.0      2.8
  Dry.........................................   2.0      0.2     4.0      1.1      8.0      2.0
Development wells:
  Productive..................................  53.0     38.8    49.0     45.2    186.0    164.1
  Dry.........................................   2.0      0.2     3.0      2.2      7.0      5.4
Total Wells:
  Productive..................................  58.0     39.2    56.0     48.6    198.0    166.9
  Dry.........................................   4.0      0.4     7.0      3.3     15.0      7.4
                                                ----     ----    ----     ----    -----    -----
     Total....................................  62.0     39.6    63.0     51.9    213.0    174.3
                                                ====     ====    ====     ====    =====    =====

REAL PROPERTY

     The Company owns a 24,000 square foot facility located on seven acres in Ohio. The Company leases approximately 33,000 square feet in Texas and Oklahoma under standard office lease arrangements that expire at various times through March 2004. All facilities are adequate to meet the Company's existing needs and can be expanded with minimal expense.

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

     In April 1997, an action was filed by an individual in United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock

(approximately 87,000 shares of the Company's Common Stock). The individual claims he is entitled to fees from the Company based upon a Yemeni oil concession that he claims Red Eagle Resources Corporation received or had the opportunity to receive in 1992, which was prior to the acquisition of Red Eagle by the Company. Based upon the Company's examination of the available documentation relevant to such claim, the Company believes that the claim is without merit because the oil concession was never obtained and Red Eagle Resources Corporation did not have a duty to obtain a concession. The Company is vigorously defending this action, and as stated above, believes the action is without merit. A separate claim for approximately $2.0 million with respect to the alleged Yemeni oil concession was received in January 1997. Since that date, no further action has been taken and the Company believes the claim is without merit.

     In July 1997, a gas utility filed an action in the state district court in Tarrant County, Texas. In the lawsuit, the gas utility has asserted a breach of contract claim arising out of a gas purchase contract, in which it is buyer and the Company is seller. The gas utility seeks damages in the amount of approximately $2 million as of January 1998, which amount the utility alleges will increase by the time of the trial. The Company has counterclaimed and seeks damages for breach of contract and for repudiation of the contract. The Company seeks past and future damages of approximately $17 million which sum will also increase by the time of the trial. The Company is also seeking a declaratory judgement that under the contract, the gas utility has a minimum purchase obligation. The case is currently scheduled for a June 1, 1998 trial. Discovery is underway and cross motions for summary judgment on the contract issues are currently pending. The Company believes strongly in its interpretation of the contract and intends to prosecute the case vigorously, but is not in the position to predict with any level of certainty what the outcome of the trial will be.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR THE COMMON STOCK AND RELATED MATTERS

     The Company's Common Stock is listed on New York Stock Exchange ("NYSE") under the symbol "LOM". Prior to listing on the NYSE in October 1996, the Common Stock was listed on the Nasdaq National Market. During 1997, trading volume averaged 159,400 shares per day. On March 9, 1998, the closing price of the Common Stock was $16.38. The following table sets forth the high and low sales prices as reported on the NYSE Composite transaction tape or the Nasdaq National Market, as applicable, on a quarterly basis for the periods indicated.

                                                                COMMON      AVERAGE DAILY
                                          HIGH        LOW      DIVIDENDS        VOLUME
                                         -------    -------    ---------    --------------
                                                                               (SHARES)
                 1997
First Quarter..........................  $23.625    $16.000      $ .02         216,000
Second Quarter.........................   19.375     16.000        .02         111,600
Third Quarter..........................   20.125     14.750        .03         179,400
Fourth Quarter.........................   19.750     15.813        .03         133,300

                 1996
First Quarter..........................   12.125      9.560        .01         133,800
Second Quarter.........................   15.500     11.625        .01          92,400
Third Quarter..........................   14.875     12.750        .02          97,400
Fourth Quarter.........................   17.375     13.125        .02         102,100

DIVIDENDS

     Dividends on the Common Stock were initiated in late 1995 and have been paid in each quarter since that time. The Convertible Preferred Stock is entitled to receive cumulative quarterly dividends at the annual rate of $2.03 per share. If there is any arrearage in dividends on preferred stock, the Company may not pay dividends on the Common Stock. The Company has never been in arrears in the payment of preferred dividends.

     The payment of dividends is subject to declaration by the Board of Directors and may depend on earnings, capital expenditures and market factors existing from time to time. The bank credit facility and the indenture for the 6% Convertible Subordinated Debenture and 8.75% Senior Subordinated Notes contain restrictions on the Company's ability to pay dividends on capital stock. Under the most restrictive of these provisions, the Company could have paid $629,000 of dividends as of December 31, 1997.

HOLDERS OF RECORD

     At March 9, 1998, the number of holders of record of the Common Stock and Convertible Preferred Stock were approximately 3,900 and 1, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial information covering the preceding five years.

                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------
                                        1993       1994       1995       1996       1997
                                       -------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS
Revenues.............................  $12,109   $ 27,127   $ 42,018   $ 77,015   $149,338
Net income...........................    1,391      2,619      4,390     12,615    (23,332)
Earnings (loss) per share............      .19        .25        .31        .71      (1.31)
Earnings (loss) per
  share -- dilutive..................      .18        .25        .31        .69      (1.31)

BALANCE SHEET
Working capital......................  $ 1,350   $  1,002   $  4,563   $ 12,896   $ (5,167)
Oil and gas properties, net..........   55,310    112,964    176,702    229,417    629,187
Total assets.........................   76,333    141,768    214,788    282,547    764,213
Long-term debt.......................   30,689     61,885     83,035    116,780    366,712
Trust convertible preferred
  securities.........................       --         --         --         --    120,000
Stockholders' equity.................   32,263     43,248     99,367    117,529    196,950

     The following table sets forth summary unaudited financial information on a quarterly basis for the past two years (in thousands, except per share data).

                                                            1996
                                        --------------------------------------------
                                        MAR. 31     JUNE 30     SEPT. 30    DEC. 31
                                        --------    --------    --------    --------
Revenues..............................  $ 17,213    $ 19,228    $ 18,674    $ 21,900
Net income............................     2,603       2,780       2,719       4,513
Earnings per share....................       .14         .15         .15         .27
Earnings per share -- dilutive........       .14         .15         .14         .25
Total assets..........................   232,207     274,041     284,152     282,547
Long-term debt........................    95,090     119,380     121,905     116,780
Stockholders' equity..................   101,146     110,762     112,866     117,529

                                                            1997
                                        --------------------------------------------
                                        MAR. 31     JUNE 30     SEPT. 30    DEC. 31
                                        --------    --------    --------    --------
Revenues..............................  $ 37,750    $ 32,781    $ 36,118    $ 42,689
Net income (loss)(a)..................     6,562       2,369       2,809     (35,072)
Earnings (loss) per share(a)..........       .35         .09         .11       (1.73)
Earnings (loss) per
  share -- dilutive(a)................       .32         .09         .11       (1.73)
Total assets..........................   667,522     674,835     780,620     764,213
Long-term debt........................   390,230     386,711     489,007     366,712
Trust convertible preferred
  securities..........................        --          --          --     120,000
Stockholders' equity..................   218,146     219,769     223,961     196,950

---------------

(a) Includes a $58.7 million provision for impairment ($38.7 million after tax) recorded in the fourth quarter.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS EFFECTING FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES

  General

     The following discussion compares the Company's financial condition at December 31, 1997 to its financial condition at December 31, 1996. The Company was able to maintain a solid financial condition in 1997 despite spending over $597 million on acquisition, development and exploration activities. At December 31, 1997, the Company had $9.7 million in cash and total assets of $764.2 million. During 1997, long-term debt rose from $116.8 million to $366.7 million. At December 31, 1997, long term debt to total book capitalization was 53.6%.

  Securities Offerings

     In March 1997, the Company completed offerings of 4,060,000 shares of Common Stock for gross proceeds of $69 million and $125 million of 8.75% Senior Subordinated Notes due 2007(the "8.75% Notes"). The 8.75% Notes are unconditionally guaranteed on an unsecured, senior subordinated basis, by each of the Company's Restricted Subsidiaries (as defined in the Indenture for the 8.75% Notes), provided that such guarantees will terminate under certain circumstances. The Indenture for the 8.75% Notes contains certain covenants, including, but not limited to, covenants with respect to the following matters:
(i) limitation on restricted payments; (ii) limitation on the incurrence of indebtedness and issuance of Disqualified Stock (as defined in the Indenture for the 8.75% Notes); (iii) limitation on liens; (iv) limitation on disposition of proceeds of asset sales; (v) limitation on transactions with affiliates; (vi) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (vii) restrictions on mergers, consolidations and transfers of assets; and (viii) limitation on "layering" indebtedness.

     In October 1997, a subsidiary of the Company completed a private placement of 2,400,000 trust preferred securities for $120 million to certain "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and to institutional "accredited investors" (as defined in Rule 501 (a)(1),(2),(5) or (7) under the Securities Act). The trust preferred securities carry a 5.75% coupon and are convertible into Common Stock at a conversion price of $23.50 per share. The securities have sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The proceeds from the three offerings of $314 million were used to repay a portion of its bank credit facility ("the Bank Facility").

     In December 1997, the Company issued 554,101 shares of Common Stock to Arrow Operating Company as part of the purchase price for certain Texas oil properties. The Securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. See "Business -- Recent Significant Acquisitions -- Fuhrman-Mascho Acquisition."

  Cash Flow

     The Company's principal operating sources of cash include sales of oil and gas and revenues from transportation, processing and marketing. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil or gas could result in reductions of both cash flow and the borrowing base under the Bank Facility which would result in decreased funds available, including funds intended for planned capital expenditures.

     The Company's net cash provided by operations for the years ended December 31, 1995, 1996 and 1997 was $16.6 million, $38.4 million and $82.4 million, respectively. The increases in the Company's cash flow from operations are attributed to higher production volumes achieved primarily through acquisition, development and exploration activities.

     The Company's net cash used in investing for the years ended December 31, 1995, 1996 and 1997 was $76.1 million, $69.7 million and $506.5 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or non-strategic. The Company's activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through securities offerings. The Company's net cash provided by financing for the years ended December 31, 1995, 1996 and 1997 was $57.7 million, $36.8 million and $425.2 million, respectively. Sources of financing used by the Company have been primarily borrowings under its Bank Facility and capital raised through securities offerings.

  Capital Requirements

     In 1997, $58.8 million of capital was expended on development and exploration activities. Although these expenditures are principally discretionary, the Company is currently anticipating that it will spend approximately $300 million on development and exploration activities over the next three years. The development and exploration expenditures are currently expected to consume a large portion of internally generated cash flow. The remaining cash flow will be available for debt repayment, acquisitions, or other capital expenditures. See "Business -- Development and Exploration Activities."

  Bank Facility

     In connection with the Cometra Acquisition, the Company and its subsidiaries expanded its existing bank credit facility. The Bank Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The borrowing base is currently $325 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At December 31, 1997, the Company had $138 million of availability under the Bank Facility. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. At the Company's option, the applicable interest rate per annum is the LIBOR plus a margin ranging from 0.625% to 1.125%. The facility contains other alternative rate options which have never been utilized by the Company. Based on levels of debt outstanding as of December 31, 1997, the margin was 0.875%.

  Hedging Activities

     Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At December 31, 1997, the Company had open contracts for gas price swaps of 3.3 Bcf. The swap contracts are designed to set average prices ranging from $2.10 to $3.57 per Mcf. While these transactions have no carrying value, the Company's mark-to-market exposure under these contracts at December 31, 1997 was a net gain of approximately $1.1 million. These contracts expire monthly through March 1998. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains or losses relating to these derivatives for the years ended December 31, 1995, 1996 and 1997 approximated $217,000, $(724,000) and $(882,000), respectively.

INFLATION AND CHANGES IN PRICES

     The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During 1997, the Company received an average of $18.22 per barrel of oil and $2.64 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect in 1997. Should conditions in the industry improve, inflationary cost pressures may resume.

RESULTS OF OPERATIONS

  Comparison of 1997 to 1996

     The Company reported a net loss for the year ended December 31, 1997 of $23.3 million, as compared to $12.6 million net income for 1996. During the fourth quarter, the Company recorded a provision for impairment with regard to certain of its oil and gas properties amounting to $58.7 million ($38.7 million after tax). Excluding the effects of the non-cash impairment charge, net income would have risen 22% to $15.4 million. The increase is principally the result of
(i) higher production volumes, (ii) lower per unit operating and overhead costs and (iii) higher average product prices. During the year, oil and gas production volumes increased 78% to 49.2 Bcfe, an average of 134.7 Mmcfe per day. The increased revenues recognized from production volumes were aided by a 7% increase in the average price received per Mcfe of production to $2.64. The average oil price decreased 7% to $18.22 per barrel while average gas prices increased 18% to $2.64 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 52% to $31.5 million in 1997 versus $20.7 million in 1996. The average operating cost per Mcfe produced decreased 15% from $0.75 in 1996 to $0.64 in 1997.

     Transportation, processing and marketing revenues increased 110% to $11.7 million versus $5.6 million in 1996 principally due to production growth. Transportation, processing and marketing expenses increased 134% to $3.9 million versus $1.7 million in 1996. The increase in expenses was due to production growth and higher administrative costs associated with increased gas marketing activities.

     Exploration expense increased 73% to $2.5 million due to the Company's increased involvement in seismic and exploratory drilling activity.

     General and administrative expenses increased 33% from $4.0 million in 1996 to $5.3 million in 1997. As a percentage of revenues, general and administrative expenses were 4% in 1997 as compared to 5% in 1996. This decreasing trend reflects the spreading of administrative costs over a growing asset base.

     Interest and other income rose 124% to $7.6 million primarily due to $3.2 million on gains from sales of marketable securities (which were not related to hedging activities), and $4.1 million from the gain on the sale of non-strategic assets. Interest expense increased 263% to $27.2 million as compared to $7.5 million in 1996. This was primarily a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and drilling activities. The average outstanding balances on the Bank Facility were $107.2 million and $192.1 million for 1996 and 1997, respectively. The weighted average interest rate on these borrowings were 6.7% and 7.3% for the years ended December 31, 1996 and 1997, respectively.

     Depletion, depreciation and amortization increased 148% compared to 1996 as a result of increased production volumes and increased depletion rates per volume. The Company-wide depletion rate was $0.73 per Mcfe in 1996 and $1.03 per Mcfe in 1997.

  Comparison of 1996 to 1995

     The Company reported net income for the year ended December 31, 1996 of $12.6 million, a 187% increase over 1995. The increase is the result of (i) higher production volumes, over 60% of which is attributable to acquisitions and the remainder of which is attributable to development activities; (ii) increased prices received from the sale of oil and gas products and (iii) gains from asset sales. During the year, oil and gas production volumes increased 54% to 27.6 Bcfe, an average of 76 Mmcfe/d. The increased revenues recognized from production volumes were aided by an 18% increase in the average price received per Mcfe of production to $2.46. The average oil price increased 18% to $19.56 per barrel while average gas prices increased 25% to $2.24 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 83% to $20.7 million in 1996 versus $11.3 million in 1995. The average operating cost per Mcfe produced increased 19% from $0.63 in 1995 to $0.75 in 1996 due to unsuccessful recompletion costs and increases in personnel costs.

     Gas transportation and marketing revenues increased 70% to $5.6 million versus $3.3 million in 1995 principally due to production growth. Gas transportation and marketing expenses increased 97% to $1.7 million versus $0.8 million in 1995. The increase in expenses was due to production growth, higher administrative costs associated with the growth and lower overall margins on gas marketing activities.

     Exploration expense increased 185% to $1.5 million due to the Company's increased involvement in seismic and exploratory drilling. The Company participated in 11 exploratory wells in 1996 versus 7 exploratory wells in 1995.

     General and administrative expenses increased 45% from $2.7 million in 1995 to $4.0 million in 1996. As a percentage of revenues, general and administrative expenses were 5% in 1996 as compared to 7% in 1995. This decreasing trend reflects the spreading of administrative costs over a growing asset base.

     Interest and other income rose 157% to $3.4 million primarily due to $1.4 million on gains from sales of marketable securities (which were not related to hedging activities), and $1.2 million from the gain on the sale of the Oklahoma well servicing assets. Interest expense increased 34% to $7.5 million as compared to $5.6 million in 1995. This was primarily as a result of the higher average outstanding debt balance during the year due to the financing of capital expenditures. The average outstanding balances on the Bank Facility were $73.3 million and $107.2 million for 1995 and 1996, respectively. The weighted average interest rate on these borrowings were 7.3% and 6.7% for the years ended December 31, 1995 and 1996, respectively.

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

     During the year, oil and gas production volumes increased 66% to 17.9 Bcfe, an average of 49.2 Mmcfe/d. The increased revenues recognized from production volumes were partially offset by an 8% decrease in the average price received per Mcfe of production to $2.08. The average oil price increased 9% to $16.57 per barrel while average gas prices dropped 15% to $1.79 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 39% to $11.3 million in 1995 versus $8.1 million in 1994. The average operating cost per Mcfe produced decreased 16% from $0.75 in 1994 to $0.63 in 1995.

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

     General and administrative expenses increased 10% from $2.5 million in 1994 to $2.7 million in 1995. As a percentage of revenues, general and administrative expenses were 7% in 1995 as compared to 9% in 1994. This improvement reflects the spreading of administrative costs over a growing asset base.

     Interest and other income rose 180% primarily due to higher sales of non-strategic properties. Interest expense increased 99% to $5.6 million as compared to $2.8 million in 1994. This was primarily as a result of the higher average outstanding debt balance during the year due to the financing of capital expenditures. The average outstanding balances on the Bank Facility were $42.0 million and $73.3 million for 1994 and 1995, respectively. The weighted average interest rate on these borrowings was 6.3% and 7.3% for the years ended December 31, 1994 and 1995, respectively.

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

YEAR 2000

     The Company has developed an action plan and identified the resources needed to convert the majority of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun and the Company anticipates completion of testing of critical systems by the end of 1998. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software upgrades under normal maintenance agreements with third party vendors, will not be material and will be expended primarily in 1998. In addition, the Company has discussed with its vendors and customers the need to be year 2000 compliant. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which year 2000 issues will effect its vendors and customers, and the Company continues to discuss with its vendors and customers the need for implementing procedures to address this issue.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements on page 28 for a listing of the Company's financial statements and notes thereto and for supplementary schedules. Schedules I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII have been omitted as not required or not applicable or because the information required to be presented is included in the financial statements and related notes.

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

                                                    HELD
NAME                                     AGE    OFFICE SINCE    POSITION WITH COMPANY
----                                     ---    ------------    ---------------------
Thomas J. Edelman....................    47         1988        Chairman and Chairman of the Board
John H. Pinkerton....................    44         1988        President, Chief Executive Officer and
                                                                Director
Robert E. Aikman.....................    66         1990        Director
Anthony V. Dub.......................    48         1995        Director
Allen Finkelson......................    51         1994        Director
Ben A. Guill.........................    47         1995        Director
C. Rand Michaels.....................    60         1976        Vice Chairman and Director
Steven L. Grose......................    49         1980        Senior Vice President -- Appalachia
                                                                Region
Chad L. Stephens.....................    42         1990        Senior Vice President -- Southwest
                                                                Region
Thomas W. Stoelk.....................    42         1994        Senior Vice President -- Finance and
                                                                  Administration
Paul F. Blanchard....................    37         1997        Vice President -- Midcontinent Division
Jeffery A. Bynum.....................    43         1985        Vice President -- Land
John R. Frank........................    42         1990        Vice President -- Information Management
Danny M. Sowell......................    47         1996        Vice President -- Energy Services
George A. Teer.......................    50         1997        Vice President -- Permian Division
Geoffrey T. Doke.....................    31         1996        Controller

     Thomas J. Edelman, holds the office of Chairman and is Chairman of the Board of Directors. Mr. Edelman joined the Company in 1988 and served as its Chief Executive Officer until 1992. From 1981 to 1997, Mr. Edelman served as a director and President of Snyder Oil Corporation ("SOCO"), an independent, publicly traded oil and gas company. In 1996, Mr. Edelman was appointed Chairman, President and Chief Executive Officer of Patina Oil & Gas Corporation. Prior to 1981, Mr. Edelman was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as a director of Petroleum Heat & Power Co., Inc., a Connecticut-based fuel oil distributor, Star Gas Corporation, a private company, which is the general partner of Star Gas Partners, L.P., a publicly-traded master limited partnership, which distributes propane gas, as well as, Paradise Music & Entertainment, Inc., and Weatherford Enterra, Inc.

     John H. Pinkerton, President, Chief Executive Officer and a Director, joined the Company in 1988. He was appointed President in 1990 and Chief Executive Officer in 1992. Previously, Mr. Pinkerton was a Senior Vice President-Acquisitions of SOCO. Prior to joining SOCO in 1980, Mr. Pinkerton was with Arthur Andersen & Co. Mr. Pinkerton received his Bachelor of Arts Degree in Business Administration from Texas Christian University and his Master of Arts Degree in Business Administration from the University of Texas. Mr. Pinkerton is also director of North Coast Energy, Inc. ("North Coast"), and Venus Exploration, Inc. publicly traded exploration and production companies in which Lomak owned 24% and 21%, respectively, at December 31, 1997.

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

     Anthony V. Dub, was elected to serve as a Director of the Company in 1995. Mr. Dub is Chairman of Indigo Capital, LLC, a financial advisory firm based in New York City. Prior to forming Indigo Capital in 1997, he served as an officer of Credit Suisse First Boston, an investment banking firm. Mr. Dub joined Credit Suisse First Boston in 1971 and was named a Managing Director in 1981. Mr. Dub also serves as a Director of Nimbus CD International Inc. Mr. Dub received his Bachelor of Arts Degree from Princeton University in 1971.

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

     C. Rand Michaels, who holds the office of Vice Chairman and is a Director, served as President and Chief Executive Officer of the Company from 1976 through 1988 and Chairman of the Board from 1984 through 1988, when he became Vice Chairman. Mr. Michaels received his Bachelor of Science Degree from Auburn University and his Master of Business Administration Degree from the University of Denver. Mr. Michaels is also a director of American Business Computers Corporation, a public company serving the beverage dispensing and fast food industries, and North Coast.

     Steven L. Grose, Senior Vice President -- Appalachia Region, joined the Company in 1980. Previously, Mr. Grose was employed by Halliburton Services, Inc. as a Field Engineer from 1971 until 1974. In 1974, he was promoted to District Engineer and in 1978, was named Assistant District Superintendent based in Pennsylvania. Mr. Grose is a member of the Society of Petroleum Engineers and a trustee of The Ohio Oil and Gas Association.

Mr. Grose received his Bachelor of Science Degree in Petroleum Engineering from Marietta College. Mr. Grose is also a director of North Coast.

     Chad L. Stephens, Senior Vice President -- Southwest Region, joined the Company in 1990. Previously, Mr. Stephens was with Duer Wagner & Co., an independent oil and gas producer, since 1988. Prior thereto, Mr. Stephens was an independent oil operator in Midland, Texas for four years. From 1979 to 1984, Mr. Stephens was with Cities Service Company and HNG Oil Company. Mr. Stephens received his Bachelor of Arts Degree in Finance and Land Management from the University of Texas.

     Thomas W. Stoelk, Senior Vice President -- Finance and Administration, joined the Company in 1994. Mr. Stoelk is a Certified Public Accountant and was a Senior Manager with Ernst & Young LLP. Prior to rejoining Ernst & Young LLP in 1986 he was with Partners Petroleum, Inc. Mr. Stoelk received his Bachelor of Science Degree in Industrial Administration from Iowa State University.

     Paul F. Blanchard, Vice President -- Midcontinent Division, joined the Company in March 1997. Previously Mr. Blanchard was operations manager for the Oklahoma Division of Enron Oil & Gas Company, where he was employed from 1991 to 1997. From 1990 to 1991, Mr. Blanchard was with Louisiana Land and Exploration Company. Prior to that, Mr. Blanchard was with Texas Oil & Gas Company. Mr. Blanchard received his Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma.

     Jeffery A. Bynum, Vice President -- Land and Secretary, joined the Company in 1985. Previously, Mr. Bynum was employed by Crystal Oil Company and Kinnebrew Energy Group. Mr. Bynum holds a Professional Certification with American Association of Petroleum Landmen and attended Louisiana State University in Baton Rouge, Louisiana and Centenary College in Shreveport, Louisiana.

     John R. Frank, Vice President -- Information Management, joined the Company in 1990. Prior to being appointed Vice President, he served as Controller. Previously Mr. Frank was with Appalachian Exploration, Inc. from 1977 to 1990, with the last portion being Vice President, Finance. Mr. Frank received his Bachelor of Arts Degree in Accounting and Management from Walsh College and attended graduate studies at the University of Akron.

     Danny M. Sowell, Vice President -- Energy Services, joined the Company in 1996. Previously, Mr. Sowell was President and Chief Executive Officer of Jay Gas Marketing, which Lomak acquired in 1996. Prior to founding Jay Gas, Mr. Sowell was Director of Marketing for a subsidiary of Oklahoma Gas & Electric Company. Mr. Sowell received his Master and Bachelor of Science Degrees in Mathematics from Lamar University.

     George A. Teer, Vice President -- Permian Division, joined the Company in 1994. Previously Mr. Teer was with Bass Enterprises from 1974 to 1994, with the last portion being Manager of their West Texas Division. Mr. Teer received his Bachelor of Science Degree in Petroleum Engineering from Texas A&M University.

     Geoffrey T. Doke, Controller, joined the Company in 1991. He was appointed Treasurer in 1996 and Controller in 1997. Previously, Mr. Doke served in the accounting department of Edisto Resources Corporation. Mr. Doke received his Bachelor of Business Administration Degree in Finance and International Business from Baylor University and his Master of Business Administration Degree from Case Western Reserve University.

     The Lomak Board has established three committees to assist in the discharge of its responsibilities.

     AUDIT COMMITTEE. The Audit Committee reviews the professional services provided by Lomak's independent public accountants and the independence of such accountants from management of Lomak. This Committee also reviews the scope of the audit coverage, the annual financial statements of Lomak and such other matters with respect to the accounting, auditing and financial reporting practices and procedures of Lomak as it may find appropriate or as have been brought to its attention. Messrs. Aikman, Dub and Guill are the members of the Audit Committee.

     COMPENSATION COMMITTEE. The Compensation Committee reviews and approves executive salaries and administers bonus, incentive compensation and stock option plans of Lomak. This Committee advises and consults with management regarding pensions and other benefits and significant compensation policies and practices of Lomak. This Committee also considers nominations of candidates for corporate officer positions. The members of the Compensation committee are Messrs. Aikman, Guill and Finkelson.

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

ITEM 11.   COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     Information with respect to executive compensation is incorporated herein by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders.

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

Dated: March 20, 1998
                                            LOMAK PETROLEUM, INC.

                                            By: /s/ John H. Pinkerton

                                              ----------------------------------
                                              John H. Pinkerton
                                              President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                /s/ Thomas J. Edelman                  Thomas J. Edelman,
-----------------------------------------------------  Chairman and Chairman of the Board
                   March 20, 1998

                /s/ John H. Pinkerton                  John H. Pinkerton,
-----------------------------------------------------  Chief Executive Officer, President and Director
                   March 20, 1998

                /s/ Thomas W. Stoelk                   Thomas W. Stoelk,
-----------------------------------------------------  Chief Financial Officer and Senior Vice
                   March 20, 1998                      President -- Finance & Administration

                /s/ Geoffrey T. Doke                   Geoffrey T. Doke,
-----------------------------------------------------  Chief Accounting Officer and Controller
                   March 20, 1998

                /s/ Robert E. Aikman                   Robert E. Aikman, Director
-----------------------------------------------------
                   March 20, 1998

                 /s/ Allen Finkelson                   Allen Finkelson, Director
-----------------------------------------------------
                   March 20, 1998

                 /s/ Anthony V. Dub                    Anthony V. Dub, Director
-----------------------------------------------------
                   March 20, 1998

                  /s/ Ben A. Guill                     Ben A. Guill, Director
-----------------------------------------------------
                   March 20, 1998

                /s/ C. Rand Michaels                   C. Rand Michaels,
-----------------------------------------------------  Vice Chairman and Director
                   March 20, 1998

                             LOMAK PETROLEUM, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                               (ITEM 14[a], [d])

                                                                PAGE
                                                               NUMBER
                                                               ------
Reports of Independent Public Accountants...................     26
Consolidated balance sheets at December 31, 1996 and 1997...     27
Consolidated statements of income for the years ended
  December 31, 1995, 1996 and 1997..........................     28
Consolidated statements of stockholders' equity for the
  years ended December 31, 1995, 1996, and 1997.............     29
Consolidated statements of cash flows for the years ended
  December 31, 1995, 1996 and 1997..........................     30
Notes to consolidated financial statements..................     31

EXHIBITS

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or footnotes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
LOMAK PETROLEUM, INC.:

     We have audited the accompanying consolidated balance sheets of Lomak Petroleum, Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lomak Petroleum, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Cleveland, Ohio,
February 16, 1998.

                             LOMAK PETROLEUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996         1997
                                                                ---------    ---------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
ASSETS
Current assets
  Cash and equivalents......................................    $  8,625     $  9,725
  Accounts receivable.......................................      18,121       29,200
  Marketable securities.....................................       7,658        8,041
  Inventory and other.......................................         799        2,779
                                                                --------     --------
                                                                  35,203       49,745
                                                                --------     --------
Oil and gas properties, successful efforts method...........     282,519      790,603
  Accumulated depletion and impairment......................     (53,102)    (161,416)
                                                                --------     --------
                                                                 229,417      629,187
                                                                --------     --------
Transportation, processing and field assets.................      21,139       85,904
  Accumulated depreciation and impairment...................      (4,997)      (9,730)
                                                                --------     --------
                                                                  16,142       76,174
                                                                --------     --------
Other.......................................................       1,785        9,107
                                                                --------     --------
                                                                $282,547     $764,213
                                                                ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $ 14,433     $ 32,258
  Accrued liabilities.......................................       4,603       19,046
  Accrued payroll and benefit costs.........................       3,245        3,195
  Current portion of debt (Note 4)..........................          26          413
                                                                --------     --------
                                                                  22,307       54,912
                                                                --------     --------
Senior debt (Note 4)........................................      61,780      186,712
Senior subordinated notes (Note 4)..........................          --      125,000
Convertible subordinated debentures (Note 4)................      55,000       55,000
  Deferred taxes (Note 10)..................................      25,931       25,639
Company-obligated preferred securities of subsidiary trust
  (Note 7)..................................................          --      120,000
Commitments and contingencies (Note 6)
Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 Par, 10,000,000 shares authorized,
     $2.03 convertible preferred, 1,150,000 and 1,149,840
     issued and outstanding (liquidation preference
     $28,746,000)...........................................       1,150        1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
     14,750,537 and 21,058,442 issued.......................         148          211
  Capital in excess of par value............................     110,248      217,631
  Retained earnings (deficit)...............................       5,291      (22,412)
  Unrealized gain on marketable securities..................         692          370
                                                                --------     --------
                                                                 117,529      196,950
                                                                --------     --------
                                                                $282,547     $764,213
                                                                ========     ========

                            See accompanying notes.

                             LOMAK PETROLEUM, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1995      1996       1997
                                                              -------   -------   --------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Revenues
  Oil and gas sales.........................................  $37,417   $68,054   $130,017
  Transportation, processing and marketing..................    3,284     5,575     11,727
  Interest and other........................................    1,317     3,386      7,594
                                                              -------   -------   --------
                                                               42,018    77,015    149,338
                                                              -------   -------   --------
Expenses
  Direct operating..........................................   11,302    20,676     31,481
  Transportation, processing and marketing..................      849     1,674      3,921
  Exploration...............................................      512     1,460      2,527
  General and administrative................................    2,736     3,966      5,290
  Interest..................................................    5,584     7,487     27,175
  Depletion, depreciation and amortization..................   14,863    22,303     55,407
  Provision for impairment..................................       --        --     58,700
                                                              -------   -------   --------
                                                               35,846    57,566    184,501
                                                              -------   -------   --------
Income (loss) before taxes..................................    6,172    19,449    (35,163)
Income taxes
  Current...................................................       86       729        684
  Deferred..................................................    1,696     6,105    (12,515)
                                                              -------   -------   --------
                                                                1,782     6,834    (11,831)
                                                              -------   -------   --------
Net income (loss)...........................................  $ 4,390   $12,615   $(23,332)
                                                              =======   =======   ========
Earnings (loss) per common share (Note 11)..................  $  0.31   $  0.71   $  (1.31)
                                                              =======   =======   ========
Earnings (loss) per common share -- assuming dilution (Note
  11).......................................................  $  0.31   $  0.69   $  (1.31)
                                                              =======   =======   ========

                            See accompanying notes.

                             LOMAK PETROLEUM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          PREFERRED STOCK    COMMON STOCK
                                          ---------------   --------------   CAPITAL IN   RETAINED
                                                    PAR               PAR    EXCESS OF    EARNINGS
                                          SHARES   VALUE    SHARES   VALUE   PAR VALUE    (DEFICIT)
                                          ------   ------   ------   -----   ----------   ---------
                                                               (IN THOUSANDS)
Balance, December 31, 1994..............    200    $  200    9,754   $ 97     $ 50,495    $ (7,544)
  Preferred dividends...................     --        --       --     --           --        (731)
  Common dividends......................     --        --       --     --           --        (128)
  Common issued.........................     --        --    3,609     36       24,953          --
  Common repurchased....................     --        --      (40)    --         (332)         --
  $2.03 preferred issued................  1,150     1,150       --     --       26,657          --
  Net income............................     --        --       --     --           --       4,390
                                          -----    ------   ------   ----     --------    --------
Balance, December 31, 1995..............  1,350     1,350   13,323    133      101,773      (4,013)
  Preferred dividends...................     --        --       --     --           --      (2,454)
  Common dividends......................     --        --       --     --           --        (857)
  Common issued.........................     --        --      887      9        8,687          --
  Common repurchased....................     --        --      (36)    --         (406)         --
  Conversion of 7 1/2 preferred.........   (200)     (200)     577      6          194          --
  Net income............................     --        --       --     --           --      12,615
                                          -----    ------   ------   ----     --------    --------
Balance, December 31, 1996..............  1,150     1,150   14,751    148      110,248       5,291
  Preferred dividends...................     --        --       --     --           --      (2,334)
  Common dividends......................     --        --       --     --           --      (2,037)
  Common issued.........................     --        --    6,307     63      107,293          --
  Common repurchased....................     --        --       --     --         (107)         --
  Compensation in connection with stock
     options............................     --        --       --     --          197          --
  Net loss..............................     --        --       --     --           --     (23,332)
                                          -----    ------   ------   ----     --------    --------
Balance, December 31, 1997..............  1,150    $1,150   21,058   $211     $217,631    $(22,412)
                                          =====    ======   ======   ====     ========    ========

                            See accompanying notes.

                             LOMAK PETROLEUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995        1996        1997
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Cash flows from operations:
  Net income (loss).........................................  $  4,390    $ 12,615    $(23,332)
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depletion, depreciation and amortization...............    14,863      22,303      55,407
     Provision for impairment...............................        --          --      58,700
     Amortization of deferred offering costs................        --          --         999
     Deferred income taxes..................................     1,335       6,105     (12,541)
     Changes in working capital net of effects of
       businesses:
       Accounts receivable..................................    (5,247)       (494)    (11,079)
       Marketable securities................................      (296)     (5,264)     (7,964)
       Inventory and other..................................       278         137      (1,981)
       Accounts payable.....................................       663       5,385      17,825
       Accrued liabilities and payroll and benefit costs....     1,778         781      14,566
     Gain on sale of assets and other.......................    (1,203)     (3,123)     (8,154)
                                                              --------    --------    --------
Net cash provided by operations.............................    16,561      38,445      82,446
Cash flows from investing:
  Acquisition of businesses, net of cash....................        --     (13,950)         --
  Oil and gas properties....................................   (69,992)    (59,137)   (497,639)
  Additions to property and equipment.......................    (9,102)     (1,250)    (64,945)
  Proceeds on sale of assets................................     2,981       4,671      56,070
                                                              --------    --------    --------
Net cash used in investing..................................   (76,113)    (69,666)   (506,514)
Cash flows from financing:
  Proceeds from indebtedness................................    21,304      85,201     246,025
  Repayments of indebtedness................................      (808)    (53,268)        (26)
  Preferred stock dividends.................................      (731)     (2,454)     (2,334)
  Common stock dividends....................................      (128)       (857)     (2,037)
  Proceeds from trust preferred securities issuance, net....        --          --     115,999
  Proceeds from common stock issuance, net..................    10,590       8,315      67,648
  Repurchase of common stock................................      (332)       (138)       (107)
  Proceeds from preferred stock issuance....................    27,807          --          --
                                                              --------    --------    --------
Net cash provided by financing..............................    57,702      36,799     425,168
                                                              --------    --------    --------
Change in cash..............................................    (1,850)      5,578       1,100
Cash and equivalents at beginning of period.................     4,897       3,047       8,625
                                                              --------    --------    --------
Cash and equivalents at end of period.......................  $  3,047    $  8,625    $  9,725
                                                              ========    ========    ========

Supplemental disclosures of non-cash investing and financing activities Purchase of property and equipment financed
  with common stock.........................................  $ 14,299    $     --    $ 39,537
  Common stock issued in connection with benefit plans......       100         381         398

                            See accompanying notes.

                             LOMAK PETROLEUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND NATURE OF BUSINESS

     Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent oil and gas company engaged in development, exploration and acquisition primarily in four core areas: Permian, Midcontinent, Gulf Coast and Appalachia. Historically, the Company has increased its reserves and production through acquisitions, development and exploration of its properties. At December 31, 1997, proved reserves totaled 753 Bcfe, having a pre-tax present value at constant prices on that date of $632 million and a reserve life index of 15.3 years.

     Lomak's objective is to maximize shareholder value through growth in its reserves, production, cashflow and earnings through a balanced program of exploration and development drilling and strategic acquisitions. In order to effectively pursue its operating strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established separate acquisition, engineering, geological, operating and other technical expertise. The Company believes that this geographic focus provides it with a competitive advantage in sourcing and evaluating new business opportunities within these areas, as well as providing economies of scale in developing and operating its properties.

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

OIL AND GAS PROPERTIES

     The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates per Mcfe were $.73, $.73 and $1.03 in 1995, 1996 and 1997, respectively. Approximately $12.2 million, $22.8 million and $111.2 million of oil and gas properties were not subject to amortization as of December 31, 1995, 1996 and 1997, respectively.

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

                             LOMAK PETROLEUM, INC.

     In performing the review for long-lived asset recoverability during 1997, the Company recorded a $58.7 million provision for impairment which wrote down certain oil and gas properties to their estimated fair value. Fair value was based on estimated future cash flows to be generated by the oil and gas assets, discounted at a market rate of interest.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

     The Company owns and operates approximately 3,000 miles of gas gathering systems and a gas processing plant in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to twenty years.

     The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except buildings which are being depreciated over ten to twenty-five year periods.

DEBT ISSUANCE COSTS

     Expenses associated with the issuance of the Convertible Subordinated Debentures, Senior Subordinated Notes and Trust Convertible Preferred Securities are included in Other Assets in the accompanying balance sheets and are being amortized on the interest method over the term of the indebtedness. At December 31, 1997 the Company had $9.1 million of unamortized debt issuance costs.

GAS IMBALANCES

     The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at year end 1996 and 1997 were not material.

EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

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

                             LOMAK PETROLEUM, INC.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior periods presentation to conform with current period classifications.

(3)  ACQUISITIONS

     All of the Company's acquisitions have been accounted for as purchases. The purchase prices were allocated to the assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by operating cash flow, advances under the Bank Facility and the issuance of securities.

     In the first quarter of 1997, the Company acquired oil and gas properties located in West Texas, South Texas and the Gulf of Mexico (the "Cometra Properties") from American Cometra, Inc. for $385 million. The Cometra Properties, located primarily in the Company's core operating areas, include 515 producing wells and additional development and exploration potential on approximately 150,000 gross acres (90,000 net acres). In addition, the Cometra Properties included 265 miles of gas pipelines, a 25,000 Mcf/d gas processing plant and an above-market gas contract with a gas utility. A gas utility filed an action concerning the above-market gas contract which is discussed in Note 6 Commitments and Contingencies.

     In September 1997, the Company acquired properties in Appalachia for a purchase price of $92.5 million. The Appalachia properties are located in certain of the Company's core operating areas and include 912 producing wells, 800 miles of gas gathering lines and leasehold acreage covering 153,000 gross acres (146,000 net acres). The acquired reserves were 80% developed and 95% operated on a pre-tax present value basis as of December 31, 1996. The properties have access to a number of major interstate pipelines and industrial end-users. In December 1997, the Company sold a net profits interest in the properties for $36.3 million.

     In December 1997, the Company completed the acquisition of certain oil properties located in the Fuhrman-Mascho field in west Texas (the "Fuhrman-Mascho Properties") for a purchase price of $40 million, with an economic effective date of October 1, 1997. Additionally, the Company recorded approximately $12 million of deferred income taxes in connection with the acquisition. The Fuhrman-Mascho Properties included 160 producing wells and leasehold acreage covering approximately 13,600 gross acres. On a Present Value basis, the acquired reserves were 40% developed and greater than 95% operated. In addition to the above mentioned acquisitions, the Company acquired other properties for an aggregate consideration of $26.1 million during the year ended December 31, 1997.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. The pro forma operating results include the following transactions: (i) the purchase by the Company of the Cometra Properties and certain other properties, (ii) the conversion of the 7 1/2% Convertible Exchangeable Preferred Stock into Lomak Common Stock, (iii) the private placements of 600,000 shares of Lomak Common Stock and $55 million of 6% Convertible Subordinated Debentures and the application of the net proceeds therefrom, (iv) the sale of approximately 4 million shares of Common Stock and the application of the net proceeds therefrom, (v) the sale of $125 million of 8.75% Senior Subordinated Notes and the application of the net proceeds therefrom and (vi) the sale of $120 million of 5 3/4% Trust Convertible Preferred Securities and the application of the net proceeds therefrom. All acquisitions were accounted for as purchase transactions.

                             LOMAK PETROLEUM, INC.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1996          1997
                                                         ----------    ----------
                                                         (IN THOUSANDS EXCEPT PER
                                                               SHARE DATA)
Revenues...............................................   $174,608      $159,441
Net income.............................................     22,109       (22,015)
Earnings per share.....................................       0.99         (1.15)
Earnings per share -- dilutive.........................       0.97         (1.15)
Total assets...........................................    764,697       764,213
Stockholders' equity...................................    211,629       196,950

     The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

(4)  INDEBTEDNESS

     The Company had the following debt outstanding as of the dates shown. Interest rates at December 31, 1997 are shown parenthetically (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                           1996        1997
                                                          -------    --------
Bank Facility (6.6%)....................................  $61,355    $186,700
Other ( 5.9%)...........................................      451         425
                                                          -------    --------
                                                           61,806     187,125
Less amounts due within one year........................       26         413
                                                          -------    --------
Senior debt, net........................................  $61,780    $186,712
                                                          =======    ========
  8.75% Senior Subordinated Notes due 2007..............  $    --    $125,000
  6% Convertible Subordinated Debentures due 2007.......   55,000      55,000
                                                          -------    --------
Subordinated debt, net..................................  $55,000    $180,000
                                                          =======    ========

     The Company maintains a $400 million revolving bank facility (the "Bank Facility"). The Bank Facility provides for a borrowing base which is subject to semi-annual redeterminations. At December 31, 1997, the borrowing base on the Bank Facility was $325 million of which $138 million was available to be drawn. The Bank Facility bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan matures in February 2002. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the Bank Facility annually. The weighted average interest rates on these borrowings were 6.7% and 7.3% for the years ended December 31, 1996 and 1997, respectively.

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

                             LOMAK PETROLEUM, INC.

financial statements of each guarantor are not presented because they are included in the consolidated financial statements of the Company and management has concluded that their disclosure provides no additional benefits.

     The 6% Convertible Subordinated Debentures Due 2007 (the "Debentures") are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity. The Debentures are convertible at a conversion price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually. The Debentures will mature in 2007 and are not redeemable prior to February 1, 2000. The Debentures are unsecured general obligations of the Company subordinated to all senior indebtedness (as defined) of the Company, which includes the 8.75% Notes and the Bank Facility.

     The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of December 31, 1997. Interest paid during the years ended December 31, 1995, 1996 and 1997 totaled $4.9 million, $7.5 million and $18.2 million, respectively.

     Maturities of indebtedness as of December 31, 1997 were as follows (in thousands):

1998.............................................   $    413
1999.............................................         12
2000.............................................         --
2001.............................................         --
2002.............................................    186,700
Remainder........................................    180,000
                                                    --------
                                                    $367,125
                                                    ========

(5)  FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

     The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility approximates their fair value as they bear interest at rates indexed to LIBOR. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $450,000 and $539,000 at December 31, 1996 and 1997, respectively.

     A portion of the Company's crude oil and natural gas sales are periodically hedged against price risks through the use of futures, option or swap contracts. The gains and losses on these instruments are included in the valuation of the production being hedged in the contract month and are included as an adjustment to oil and gas revenue. The Company also manages interest rate risk on its credit facility through the use of interest rate swap agreements. Gains and losses on interest rate swap agreements are included as an adjustment to interest expense.

     The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                             LOMAK PETROLEUM, INC.

                                            DECEMBER 31,              DECEMBER 31,
                                                1996                      1997
                                       ----------------------    ----------------------
                                                        (IN THOUSANDS)
                                         BOOK         FAIR         BOOK         FAIR
                                         VALUE        VALUE        VALUE        VALUE
                                       ---------    ---------    ---------    ---------
Cash and equivalents.................  $   8,625    $   8,625    $   9,725    $   9,725
Marketable securities................      6,966        7,658        7,671        8,041
Long-term debt.......................   (116,806)    (116,806)    (367,125)    (367,125)
Commodity swaps......................         --       (1,051)          --        1,071
Interest rate swaps..................         --           81           --           73

     At December 31, 1997, the Company had open contracts for gas price swaps of
3.3 Bcf. The swap contracts are designed to set average prices ranging from $2.10 to $3.57 per Mcf. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net gain of approximately $1.1 million at December 31, 1997. These contracts expire monthly through March 1998. In addition, at December 31, 1997 the Company had settled several of the swap contracts for February 1998 and March 1998 that resulted in a deferred gain of $132,000 and $101,000 respectively. Lomak has no risk associated with these contracts. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the years ended December 31, 1995, 1996 and 1997 approximated $217,000, $(724,000) and $(882,000), respectively.

     Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, are accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At December 31, 1997, the Company had $60 million of borrowings subject to three interest rate swap agreements at rates of 5.64%, 5.71% and 5.59% through October 1998, September 1999 and October 1999, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on December 31, 1997 was 5.72%. The fair value of the interest rate swap agreements at December 31, 1997, is based upon current quotes for equivalent agreements.

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

     In April 1997, an action was filed by an individual in United States District Court in the Western District of Oklahoma seeking $550,000 in cash plus 100,000 shares of Red Eagle Resources Corporation Common Stock (approximately 87,000 shares of the Company's Common Stock). The individual claims he is entitled to fees from the Company based upon a Yemeni oil concession that he claims Red Eagle Resources Corporation received or had the opportunity to receive in 1992, which was prior to the acquisition of Red Eagle by the Company.

                             LOMAK PETROLEUM, INC.

Based upon the Company's examination of the available documentation relevant to such claim, the Company believes that the claim is without merit because the oil concession was never obtained and Red Eagle Resources Corporation did not have a duty to obtain a concession. The Company is vigorously defending this action, and as stated above, believes the action is without merit. A separate claim for approximately $2.0 million with respect to the alleged Yemeni oil concession was received in January 1997. Since that date, no further action has been taken and the Company believes the claim is without merit.

     In July 1997, a gas utility filed an action in the state district court in Tarrant County, Texas. In the lawsuit, the gas utility has asserted a breach of contract claim arising out of a gas purchase contract, in which it is buyer and the Company is seller. The gas utility seeks damages in the amount of approximately $2,000,000 as of January 1998, which amount the utility alleges will increase by the time of the trial. The Company has counterclaimed and seeks damages for breach of contract and for repudiation of the contract. The Company seeks past and future damages of approximately $17,000,000, which sum will also increase by the time of the trial. The Company is also seeking a declaratory judgment that under the contract, the gas utility has a minimum purchase obligation. The case is currently scheduled for a June 1, 1998 trial. Discovery is underway and cross motions for summary judgment on the contract issues are currently pending. The Company believes strongly in its interpretation of the contract and intends to prosecute the case vigorously, but is not in the position to predict with any level of certainty what the outcome of the trial will be.

     The Company leases certain office space and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $335,000, $406,000 and $628,000 in 1995, 1996 and 1997, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

1998...............................................   $  510
1999...............................................      417
2000...............................................      311
2001...............................................      267
2002...............................................      215
2003 and thereafter................................      195
                                                      ------
                                                      $1,915
                                                      ======

(7)  EQUITY SECURITIES AND CONVERTIBLE PREFERRED SECURITIES

     On October 16, 1997, Lomak, through a newly-formed affiliate Lomak Financing Trust (the "Trust"), completed the issuance of $120 million of 5 3/4% trust convertible preferred securities (the "Convertible Preferred Securities"). The Trust issued 2,400,000 shares of the Convertible Preferred Securities at $50 per share. Each Convertible Preferred Security is convertible at the holder's option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share.

     The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by Lomak (the "Junior Debentures"). In turn, Lomak used the net proceeds from the issuance of the Junior Convertible Debentures to repay a portion of its credit facility. The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Convertible Preferred Securities mature on November 1, 2027. Lomak and Lomak Financing Trust may redeem the Junior Debentures and the Convertible Preferred Securities, respectively, in whole or in part, on or after November 4, 2000. For the first twelve months thereafter, redemptions may be made at 104.025% of the principal amount. This premium declines proportionally every twelve months until November 1, 2007, when the redemption price becomes fixed at 100% of the principal amount. If Lomak redeems any Junior Debentures prior to the scheduled maturity date, the Trust must redeem Convertible Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Debentures so redeemed.

                             LOMAK PETROLEUM, INC.

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

     Lomak owns all the common securities of the Trust. As such, the accounts of the Trust have been included in Lomak's consolidated financial statements after appropriate eliminations of intercompany balances. The distributions on the Convertible Preferred Securities have been recorded as a charge to interest expense on Lomak's consolidated statements of income, and such distributions are deductible by Lomak for income tax purposes.

     In March 1997, the Company sold 4 million shares of common stock in a public offering for $69 million. Warrants to acquire 20,000 shares of common stock at a price of $12.88 per share were exercised in May 1997. At December 31, 1997 the Company had no outstanding warrants.

     In November 1995, the Company issued 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred Stock") for $28.8 million. The $2.03 Preferred Stock is convertible into the Company's common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The $2.03 Preferred Stock is redeemable, at the option of the Company, at any time on or after November 1, 1998, at redemption prices beginning at 105%. At the option of the Company, the $2.03 Preferred Stock is exchangeable for the Company's 8 1/8% Convertible Subordinated Notes due 2005. The notes would be subject to the same redemption and conversion terms as the $2.03 Preferred Stock.

     In 1993, $5,000,000 of 7 1/2% cumulative convertible exchangeable preferred stock (the "7 1/2% Preferred Stock") was privately placed. In 1996, the Company exercised its option and converted the 7 1/2% Preferred stock into 576,945 shares of Common Stock.

(8)  STOCK OPTION AND PURCHASE PLAN

     The Company maintains a Stock Option Plan which authorizes the grant of options of up to 3 million shares of Common Stock. However, no new options may be granted which would result in their being outstanding aggregate options exceeding 10% of the Company's common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. The following is a summary of stock option activity:

                                                       NUMBER OF OPTIONS              EXERCISE
                                               ---------------------------------    PRICE RANGE
                                                1995        1996         1997        PER SHARE
                                               -------    ---------    ---------    ------------
Outstanding at beginning of year.............  680,483      977,149    1,232,449    $3.38-$13.88
Granted......................................  342,000      378,500      501,750     16.88-18.00
Canceled.....................................  (12,000)      (7,950)     (19,490)     7.00-17.50
Exercised....................................  (33,334)    (115,250)    (107,017)     5.12-10.50
                                               -------    ---------    ---------    ------------
Outstanding at end of year...................  977,149    1,232,449    1,607,692    $3.38-$18.00
                                               =======    =========    =========    ============

     In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At December 31, 1997, 108,000 options were outstanding under the Directors Plan of which 40,800 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $16.88 per share.

                             LOMAK PETROLEUM, INC.

     In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The plans are administered by the Compensation Committee of the Board. During the year ended December 31, 1997, officers, key employees and outside directors purchased 113,400 unregistered common shares from the Company for total consideration of $1.4 million. From inception through December 31, 1997, a total of 453,000 unregistered shares had been sold through stock purchase plans, for a total consideration of approximately $3.7 million.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1995      1996        1997
                                                              ------    -------    --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net earnings (loss) -- as reported..........................  $4,390    $12,615    $(23,332)
Earnings (loss) per share -- as reported....................  $ 0.31    $  0.71    $  (1.31)
Earnings (loss) per share dilutive -- as reported...........  $ 0.31    $  0.69    $  (1.31)
Net earnings (loss) -- pro forma............................  $4,266    $12,262    $(24,563)
Earnings (loss) per share -- pro forma......................  $ 0.30    $  0.68    $  (1.37)
Earnings (loss) per share dilutive -- pro forma.............  $ 0.30    $  0.66    $  (1.37)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1995, 1996 and 1997, respectively: dividend yields of $.01, $.06 and $.10 per share; expected volatility factors of .37, .41 and .46; risk-free interest rates of 6.9%, 6.0% and 6.5%; and a weighted average expected life of 3 years.

(9)  BENEFIT PLAN

     The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1995, 1996 and 1997 were $346,000, $548,000 and $701,000 respectively. The 1997 contribution was made with Lomak common stock, which was valued at fair market value on the issuance date. The Company has no other employee benefit plans.

(10)  INCOME TAXES

     Federal income tax provision (benefit) was $1.8 million, $6.8 million and $(11.8) million for the years 1995, 1996 and 1997, respectively. The current portion of the income tax provision represents state income tax currently payable. A reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate is as follows:

                             LOMAK PETROLEUM, INC.

                                                           1995        1996         1997
                                                          -------    --------    ----------
Statutory tax rate......................................       34%         34%         (34)%
Realization of valuation allowance......................       (5)         --            --
Other...................................................       --           1            --
                                                          -------    --------    ----------
Effective tax rate......................................       29%         35%         (34)%
                                                          =======    ========    ==========
Income taxes paid.......................................  $60,000    $590,000    $1,216,000
                                                          =======    ========    ==========

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

     Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                          DECEMBER 31,
                                                       ------------------
                                                        1996       1997
                                                       -------    -------
Deferred tax liabilities:
  Depreciation.......................................  $31,726    $38,305
                                                       =======    =======
Deferred tax assets:
  Net operating loss carryforward....................    2,625      9,268
  Percentage depletion carryforward..................    2,589      2,753
  AMT credits and other..............................      621        685
                                                       -------    -------
  Total deferred tax assets..........................    5,835     12,706
  Valuation allowance for deferred tax assets........      (40)       (40)
                                                       -------    -------
Net deferred tax assets..............................  $ 5,795    $12,666
                                                       =======    =======
Net deferred tax liabilities.........................  $25,931    $25,639
                                                       =======    =======

     In 1995, income taxes were reduced from the statutory rate of 34% by approximately $0.3 million through realization of a portion of the valuation allowance, resulting in $40,000 of the allowance remaining at each of December 31, 1996 and 1997.

     The Company has entered into several business combinations accounted for as purchases. In connection with these transactions, deferred tax assets and liabilities of $7.7 million and $23.8 million respectively, were recorded. In 1996 the Company acquired Eastern Petroleum Company in a taxable business combination accounted for as a purchase. A net deferred tax liability of $2.1 million was recorded in the transaction. In 1997 the Company acquired Arrow Operating Company accounted for as a tax free business combination accounted for as a purchase. A net deferred tax liability of $12.4 million was recorded in the transaction.

     As a result of the Company's issuance of equity and convertible debt securities, it experienced a change in control during 1988 as defined by Section 382 of the Internal Revenue Code. The change in control placed limitations to the utilization of net operating loss carryovers. At December 31, 1997, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $26 million which are subject to annual limitations as to their utilization and otherwise expire between 1998 and 2012, if unused. The Company has alternative minimum tax net operating loss carryovers of $21 million which are subject to annual limitations as to their utilization and otherwise expire from 1998 to 2012 if unused. The Company has statutory depletion carryover of approximately $3.8 million and an alternative minimum tax credit carryover of approximately $800,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

                             LOMAK PETROLEUM, INC.

(11)  EARNINGS PER COMMON SHARE

     The following table sets forth the computation of earnings per common share and earnings per common share -- assuming dilution (in thousands):

                                                               1995      1996       1997
                                                              -------   -------   --------
Numerator:
  Net Income................................................  $ 4,390   $12,615   $(23,332)
  Preferred stock dividends.................................     (731)   (2,454)    (2,334)
                                                              -------   -------   --------
  Numerator for earnings per common share...................    3,659    10,161    (25,666)
  Effect of dilutive securities:
     Preferred stock dividends..............................       --        --         --
                                                              -------   -------   --------
     Numerator for earnings per common share -- assuming
       dilution.............................................  $ 3,659   $10,161   $(25,666)
                                                              =======   =======   ========
Denominator:
  Denominator for earnings per common share -- weighted
     average shares                                            11,673    14,334     19,641
  Effect of dilutive securities:
     Employee stock options.................................      164       464         --
     Warrants...............................................        4        14         --
                                                              -------   -------   --------
  Dilutive potential common shares..........................      168       478         --
                                                              -------   -------   --------
     Denominator for diluted earnings per share adjusted
       weighted-average shares and assumed conversions......   11,841    14,812     19,641
                                                              =======   =======   ========
Earnings per common share...................................  $   .31   $   .71   $  (1.31)
                                                              =======   =======   ========
Earnings per common share -- assuming dilution..............  $   .31   $   .69   $  (1.31)
                                                              =======   =======   ========

     For additional disclosure regarding the Company's Debentures, the 7 1/2% Preferred Stock and the $2.03 Preferred Stock, see Notes 4, 7 and 8 respectively. The Debentures were outstanding during 1996 and 1997 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. The 7 1/2% Preferred Stock was outstanding during 1995 and convertible into additional shares of common stock during 1996. The 576,945 additional shares were not included in the computation of diluted earnings per share because the effect was antidilutive. The $2.03 Preferred Stock was outstanding during 1996 and 1997 and was convertible into 3,026,316 of additional shares of common stock. The 3,026,316 additional shares were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. There were employee stock options outstanding during 1997 which were exercisable, resulting in 642,720 additional shares under the treasury method of accounting for common stock equivalents. These additional shares were not included in the 1997 computation of diluted earnings per share because the effect was antidilutive.

(12)  MAJOR CUSTOMERS

     The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 54% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the year ended December 31, 1997, one customer accounted for 13% of the Company's total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the Company. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is

                             LOMAK PETROLEUM, INC.

generally equal to a posted price set by the major purchasers in the area. The Company sells to oil purchasers on a basis of price and service.

(13)  OIL AND GAS ACTIVITIES

     The following summarizes selected information with respect to oil and gas producing activities:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1996       1997
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Oil and gas properties:
  Subject to depletion......................................  $197,826   $259,681   $ 679,447
  Not subject to depletion..................................    12,247     22,838     111,156
                                                              --------   --------   ---------
     Total..................................................   210,073    282,519     790,603
  Accumulated depletion.....................................   (33,371)   (53,102)   (161,416)
                                                              --------   --------   ---------
     Net oil and gas properties.............................  $176,702   $229,417   $ 629,187
                                                              ========   ========   =========
Costs incurred:
  Acquisition...............................................  $ 69,244   $ 63,579   $ 448,822
  Development...............................................     9,968     12,536      56,430
  Exploration...............................................       216      2,025       2,375
                                                              --------   --------   ---------
     Total costs incurred...................................  $ 79,428   $ 78,140   $ 507,627
                                                              ========   ========   =========

     The acquisition costs incurred for 1997 include $282.5 million for proved reserves, $115.7 million for unproved reserves and $50.6 million for an above market gas contract and deferred income taxes. The unproved reserve amounts are primarily attributable to the acquisition of the Cometra Properties.

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

                             LOMAK PETROLEUM, INC.

QUANTITIES OF PROVED RESERVES

                                                               CRUDE OIL   NATURAL GAS
                                                               ---------   -----------
                                                                (BBLS)        (MCF)

                                                                   (IN THOUSANDS)
Balance, December 31, 1994..................................       8,449       149,370
  Revisions.................................................         255        (3,513)
  Extensions, discoveries and additions.....................         475        10,076
  Purchases.................................................       2,618        90,575
  Sales.....................................................         (21)       (1,150)
  Production................................................        (913)      (12,471)
                                                               ---------   -----------
Balance, December 31, 1995..................................      10,863       232,887
  Revisions.................................................         280        (7,545)
  Extensions, discoveries and additions.....................         952        16,696
  Purchases.................................................       3,884        86,022
  Sales.....................................................        (236)      (11,235)
  Production................................................      (1,068)      (21,231)
                                                               ---------   -----------
Balance, December 31, 1996..................................      14,675       295,594
  Revisions.................................................      (2,603)      (70,763)
  Extensions, discoveries and additions.....................       1,664        55,324
  Purchases.................................................      18,541       339,447
  Sales.....................................................        (709)       (6,775)
  Production................................................      (1,794)      (38,409)
                                                               ---------   -----------
Balance, December 31, 1997..................................      29,774       574,418
                                                               =========   ===========
PROVED DEVELOPED RESERVES
December 31, 1995...........................................       8,880       174,958
                                                               =========   ===========
December 31, 1996...........................................      10,703       207,601
                                                               =========   ===========
December 31, 1997...........................................      14,971       369,786
                                                               =========   ===========

     The revisions which occurred during 1997 include 1,819 Mbbl of oil and 29,662 Mmcf of gas which became uneconomic due to lower commodity prices at December 31, 1997 as compared to December 31, 1996. The commodity prices used to estimate the December 31, 1997 reserve information were $16.00 per barrel for oil, $10.27 per barrel for natural gas liquids and $2.79 per Mcf for gas. The average prices at December 31, 1996 were $25.37 per barrel for oil, $11.03 per barrel for natural gas liquids and $3.54 per Mcf for gas.

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

                             LOMAK PETROLEUM, INC.

STANDARDIZED MEASURE

                                                                   AS OF DECEMBER 31
                                                          ------------------------------------
                                                            1995        1996          1997
                                                          --------   -----------   -----------
                                                                     (IN THOUSANDS)
Future cash inflows.....................................  $729,566   $ 1,393,338   $ 2,037,357
Future costs:
  Production............................................  (256,374)     (365,753)     (512,657)
  Development...........................................   (60,554)      (86,192)     (248,553)
                                                          --------   -----------   -----------
Future net cash flows...................................   412,638       941,393     1,276,147
Income taxes............................................  (102,108)     (271,023)     (280,189)
                                                          --------   -----------   -----------
Total undiscounted future net cash flows................   310,530       670,370       995,958
10% discount factor.....................................  (136,480)     (319,481)     (485,258)
                                                          --------   -----------   -----------
Standardized measure....................................  $174,050   $   350,889   $   510,700
                                                          ========   ===========   ===========

CHANGES IN STANDARDIZED MEASURE

                                                              FOR THE YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1995       1996        1997
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
Standardized measure, beginning of year....................  $119,549   $ 174,050   $ 350,889
Revisions:
  Prices...................................................    (4,100)    151,508    (210,429)
  Quantities...............................................     2,267      (6,762)    (29,409)
  Estimated future development cost........................    (5,238)     (2,971)    (37,788)
  Accretion of discount....................................    15,054      22,924      49,217
  Income taxes.............................................   (24,200)    (86,095)     10,360
                                                             --------   ---------   ---------
  Net revisions............................................   (16,217)     78,604    (218,049)
Purchases..................................................    87,741     125,871     460,753
Extensions, discoveries and additions......................     7,419      22,816      55,751
Production.................................................   (22,487)    (43,598)    (93,865)
Sales......................................................    (1,955)     (6,854)    (14,406)
Changes in timing and other................................        --          --     (30,373)
                                                             --------   ---------   ---------
Standardized measure, end of year..........................  $174,050   $ 350,889   $ 510,700
                                                             ========   =========   =========

                             LOMAK PETROLEUM, INC.

                               INDEX TO EXHIBITS

                                 (Item 14[a 3])

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    3.1(a)       Certificate of Incorporation of Lomak dated March 24, 1980
                 (incorporated by reference to the Company's Registration
                 Statement (No. 33-31558)).
    3.1(b)       Certificate of Amendment of Certificate of Incorporation
                 dated July 22, 1981 (incorporated by reference to the
                 Company's Registration Statement (No. 33-31558)).
    3.1(c)       Certificate of Amendment of Certificate of Incorporation
                 dated September 8, 1982 (incorporated by reference to the
                 Company's Registration Statement (No. 33-31558)).
    3.1(d)       Certificate of Amendment of Certificate of Incorporation
                 dated December 28, 1988 (incorporated by reference to the
                 Company's Registration Statement (No. 33-31558)).
    3.1(e)       Certificate of Amendment of Certificate of Incorporation
                 dated August 31, 1989 (incorporated by reference to the
                 Company's Registration Statement (No. 33-31558)).
    3.1(f)       Certificate of Amendment of Certificate of Incorporation
                 dated May 30, 1991 (incorporated by reference to the
                 Company's Registration Statement (No. 333-20259)).
    3.1(g)       Certificate of Amendment of Certificate of Incorporation
                 dated November 20, 1992 (incorporated by reference to the
                 Company's Registration Statement (No. 333-20257)).
    3.1(h)       Certificate of Amendment of Certificate of Incorporation
                 dated May 24, 1996 (incorporated by reference to the
                 Company's Registration Statement (No. 333-20257)).
    3.1(i)       Certificate of Amendment of Certificate of Incorporation
                 dated October 2, 1996 (incorporated by reference to the
                 Company's Registration Statement (No. 333-20257)).
    3.1(j)       Restated Certificate of Incorporation as required by Item
                 102 of Regulation S-T (incorporated by reference to the
                 Company's Registration Statement (No. 333-20257)).
    3.2          By-Laws of the Company (incorporated by reference to the
                 Company's Registration Statement (No. 33-31558)).
    4            Specimen certificate of Lomak Petroleum, Inc. Common Stock
                 (incorporated by reference to the Company's registration
                 statement (No. 333-20257)).
    4.4          Certificate of Trust of Lomak Financing Trust (incorporated by reference to the Company's Registration Statement (No.
                 333-43823)).
    4.5          Amended and Restated Declaration of Trust of Lomak Financing
                 Trust dated as of October 22, 1997 by The Bank of New York
                 (Delaware) and the Bank of New York as Trustees and Lomak
                 Petroleum, Inc. as Sponsor (incorporated by reference to the
                 Company's Registration Statement (No. 333-43823)).
    4.6          Indenture dated as of October 22, 1997, between Lomak
                 Petroleum, Inc. and The Bank of New York (incorporated by
                 reference to the Company's Registration Statement (No.
                 333-43823)).
    4.7          First Supplemental Indenture dated as of October 22, 1997, between Lomak Petroleum, Inc. and The Bank of New York
                 (incorporated by reference to the Company's Registration
                 Statement (No. 333-43823)).
    4.8          Form of 5 3/4% Preferred Convertible Securities (included in
                 Exhibit 4.5 above).
    4.9          Form of 5 3/4% Convertible Junior Subordinated Debentures
                 (included in Exhibit 4.7 above).
    4.10         Convertible Preferred Securities Guarantee Agreement dated
                 October 22, 1997, between Lomak Petroleum, Inc., as
                 Guarantor, and The Bank of New York as Preferred Guarantee
                 Trustee (incorporated by reference to the Company's
                 Registration Statement (No. 333-43823)).

                             LOMAK PETROLEUM, INC.

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    4.11         Common Securities Guarantee Agreement dated October 22,
                 1997, between Lomak Petroleum, Inc., as Guarantor, and The
                 Bank of New York as Common Guarantee Trustee.(incorporated by reference to the Company's Registration Statement No.
                 333-43823)).
    4.12         Purchase and Sale Agreement between Cometra Energy, L.P. and
                 Cometra Production Company, L.P., as seller, and Lomak
                 Petroleum, Inc., as buyer, dated December 31, 1996,
                 including First Amendment to Purchase and Sale Agreement,
                 dated January 10, 1997 (incorporated by reference to the
                 Company's Registration Statement (No. 333-20257)).
    4.13         Purchase and Sale Agreement between Rockland, L.P., as
                 seller, and Lomak Petroleum, Inc., as buyer, dated December
                 31, 1996 (incorporated by reference on the Company's
                 Registration Statement (No. 333-20257)).
    4.14         Form of Trust Indenture relating to the Senior Subordinated
                 Notes due 2007 between Lomak Petroleum, Inc., and Fleet
                 National Bank as trustee (incorporated on the Company's
                 Registration Statement (No. 333-20257)).
    4.15*        Purchase and Sale Agreement dated as of September 8, 1997 by and among Cabot Oil & Gas Corporation, Cranberry Pipeline
                 Corporation, Big Sandy Gas Company, and Lomak Petroleum,
                 Inc.
    4.16         Agreement and Plan of Reorganization dated December 5, 1997 between Arrow Operating Company, Kelly W. Hoffman and L. S.
                 Decker and Lomak Petroleum, Inc. (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
   10.1(a)       Incentive and Non-Qualified Stock Option Plan dated March
                 13, 1989 (incorporated by reference to the Company's
                 Registration Statement (No. 33-31558)).
   10.1(b)       Advisory Agreement dated September 29, 1988 between Lomak
                 and SOCO (incorporated by reference to the Company's
                 Registration Statement (No. 33-31558)).
   10.1(c)       401(k) Plan Document and Trust Agreement effective January
                 1, 1989 (incorporated by reference to the Company's
                 Registration Statement (No. 33-31558)).
   10.1(d)       1989 Stock Purchase Plan (incorporated by reference to the
                 Company's Registration Statement (No. 33-31558)).
   10.1(e)       Form of Directors Indemnification Agreement (incorporated by reference to the Company's Registration Statement (No.
                 333-47544)).
   10.1(f)       1994 Outside Directors Stock Option Plan (incorporated by
                 reference to the Company's Registration Statement (No.
                 33-47544)).
   10.1(g)       1994 Stock Option Plan (incorporated by reference to the
                 Company's Registration Statement (No. 33-47544)).
   10.1(h)       $400,000,000 Credit Agreement Among Lomak Petroleum, Inc.,
                 as Borrower, and the Several Lenders from Time to Time
                 parties Hereto, including Bank One, Texas, N.A. as
                 Administrative Agent, The Chase Manhattan Bank, as
                 Syndication Agent, and Nationsbank of Texas, N.A., as
                 Documentation Agent.
   10.1(i)       Registration Rights Agreement dated October 22, 1997, by and among Lomak Petroleum, Inc., Lomak Financing Trust, Morgan
                 Stanley & Co. Incorporated, Credit Suisse First Boston,
                 Forum Capital markets L.P. and McDonald Company Securities,
                 Inc., (incorporated by reference to the Company's
                 Registration Statement (No. 333-43823)).
   10.1(j)       Amendment to the Lomak Petroleum, Inc., 1989 Stock Purchase
                 Plan, as amended (incorporated by reference to the Company's
                 Registration Statement (No. 333-44821)).
   10.1(k)       1997 Stock Purchase Plan (incorporated by reference to the
                 Company's Registration Statement (No. 333-44821)).

                             LOMAK PETROLEUM, INC.

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   10.1(l)*      1997 Stock Purchase Plan, as amended (incorporated by
                 reference to the Company's Registration Statement (No.
                 333-44821)).
   22  *         Subsidiaries of the Registrant.
   23.1*         Consent of Independent Public Accountants.
   27  *         Financial Data Schedule.

---------------

* Filed herewith.