Form 10-Q
period 1998-03-31
LOMAK PETROLEUM INC
filed 1998-05-15
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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

       Registrant's telephone number, including area code: (817) 870-2601

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----     ----

           22,120,075 Common Shares were outstanding on May 11, 1998.

PART I. FINANCIAL INFORMATION

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1997 Form 10-K filing. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.



                              LOMAK PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       December 31,          March 31,
                                                                           1997                1998
                                                                      ----------------    ----------------
                                                                                            (unaudited)

ASSETS
Current assets
  Cash and equivalents........................................             $   9,725            $  7,257
  Accounts receivable.........................................                29,200              23,103
  Marketable securities.......................................                 8,041               8,393
  Inventory and other.........................................                 2,779               1,975
                                                                     ------------------- ------------------
                                                                              49,745              40,728
                                                                     ------------------- ------------------

Oil and gas properties, successful efforts method.............               785,223             844,542
    Accumulated depletion and impairment......................              (161,416)           (169,129)
                                                                     ------------------- ------------------
                                                                             623,807             675,413
                                                                     ------------------- ------------------

Transportation, processing and field assets...................                85,904              86,199
    Accumulated depreciation..................................                (9,730)            (10,917)
                                                                     ------------------- ------------------
                                                                              76,174              75,282
                                                                     ------------------- ------------------

Other.........................................................                 9,107               8,829
                                                                     ------------------  ------------------
                                                                          $  758,833          $  800,252
                                                                     =================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable............................................             $  26,878           $  19,645
  Accrued liabilities.........................................                19,046              15,979
  Accrued payroll and benefit costs   ........................                 3,195               3,446
  Current portion of debt (Note 4)............................                   413                  28
                                                                     ------------------- ------------------
                                                                              49,532              39,098
                                                                     ------------------- ------------------

Senior debt (Note 4)..........................................               186,712             234,905
Senior subordinated notes (Note 4)............................               125,000             125,000
Convertible subordinated debentures (Note 4)..................                55,000              55,000

Deferred taxes (Note 10)......................................                25,639              27,191
Company-obligated preferred securities of subsidiary trust (Note 7)          120,000             120,000
Commitments and contingencies (Note 6)........................

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 10,000,000 shares authorized,

      $2.03 convertible preferred, 1,149,840 issued and outstanding

      (liquidation preference $28,746,000)....................                 1,150               1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      21,058,442 and 21,105,111 issued and outstanding........                   211                 211
  Capital in excess of par value..............................               217,631             217,988
   Retained earnings (deficit)................................               (22,412)            (20,857)
   Unrealized gain on marketable securities...................                   370                 566
                                                                     ------------------- ------------------
                                                                             196,950             199,058
                                                                     ------------------- ------------------
                                                                          $  758,833          $  800,252
                                                                     =================== ==================

                             SEE ACCOMPANYING NOTES.



                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended March 31,
                                                              ---------------------------------------
                                                                    1997                  1998
                                                               ----------------     -----------------
                                                                           (unaudited)
Revenues
   Oil and gas sales.....................................            $  34,338             $  32,540
   Transportation, processing and marketing..............                2,774                 2,791
   Interest and other....................................                  638                 1,741
                                                               ----------------     -----------------
                                                                        37,750                37,072
                                                               ----------------     -----------------

Expenses
   Direct operating......................................                7,772                 8,396
   Transportation, processing and marketing..............                  869                 1,062
   Exploration...........................................                1,002                   413
   General and administrative............................                1,082                 1,840
   Interest..............................................                3,959                 8,734
   Depletion, depreciation and amortization..............               12,651                12,198
                                                               ----------------     -----------------
                                                                        27,335                32,643
                                                               ----------------     -----------------

Income before taxes......................................               10,415                 4,429

Income taxes

   Current...............................................                  937                   109
   Deferred..............................................                2,916                 1,551
                                                               ----------------     -----------------
                                                                         3,853                 1,660
                                                               ----------------     -----------------

Net income...............................................            $   6,562              $  2,769
                                                               ================     =================

Comprehensive income (Note 2)............................            $   5,135              $  2,889
                                                               ================     =================

Earnings per common share

   Basic.................................................            $    0.35             $    0.10
                                                               ================     =================
   Dilutive..............................................            $    0.34             $    0.10
                                                               ================     =================







                             SEE ACCOMPANYING NOTES.


                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three Months Ended March 31,
                                                              ---------------------------------------
                                                                    1997                  1998
                                                               ----------------     -----------------
                                                                           (unaudited)
Cash flows from operations:
Net income................................................        $      6,562           $    2,769
Adjustments to reconcile net income to
    net cash provided by operations:
     Depletion, depreciation and amortization.............              12,651               12,198
     Amortization of debt issuance costs..................                  83                  345
     Deferred income taxes................................               2,916                1,551
     Changes in working capital net of
         effects of purchases of businesses:
              Accounts receivable.........................              (7,912)               5,815
              Marketable securities.......................              (1,189)                 108
              Inventory and other.........................                (599)                 737
              Accounts payable............................               3,652               (7,233)
              Accrued liabilities and payroll and
              benefits costs..............................               3,842               (2,816)
     Gain on sale of assets and other.....................                (761)              (1,751)
                                                               ----------------     -----------------
Net cash provided by operations...........................              19,245               11,723

Cash flows from investing:

     Oil and gas properties...............................            (313,478)             (77,022)
     Additions to property and equipment..................             (49,416)                (472)
     Proceeds on sale of assets...........................               9,094               16,352
                                                               ----------------     -----------------
Net cash used in investing................................            (353,800)             (61,142)

Cash flows from financing:

     Proceeds from indebtedness...........................             403,727               48,200
     Repayments of indebtedness...........................            (134,002)                (392)
     Preferred stock dividends............................                (584)                (584)
     Common stock dividends...............................                (403)                (630)
     Proceeds from common stock issuance, net.............              65,620                  380
     Repurchase of common stock...........................                 (13)                 (23)
                                                               ----------------     -----------------
Net cash provided by financing............................             334,345               46,951
                                                               ----------------     -----------------

Change in cash............................................                (210)              (2,468)
Cash and equivalents at beginning of period...............               8,625                9,725
                                                               ----------------     -----------------
Cash and equivalents at end of period.....................        $      8,415           $    7,257
                                                               ================     =================

Supplemental disclosures of non-cash investing and financing activities:
  Purchase of property and equipment financed with

    common stock..........................................        $     30,000           $        -

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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates per Mcfe were $0.99 and $0.83 in the first quarters of 1997 and 1998, respectively. Approximately $111.2 million and $112.2 million of oil and gas properties were not subject to depletion as of December 31, 1997 and March 31, 1998, respectively

         The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized only if the carrying amount of an asset is greater than its expected future cash flows. The amount of the impairment is based on the estimated fair value of the asset.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company owns and operates over 3,000 miles of gas gathering systems and gas processing plants in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to twenty years.

         The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except buildings which are being depreciated over ten to twenty-five year periods.

DEBT ISSUANCE COSTS

         Expenses associated with the issuance of the 6% Convertible Subordinated Debentures due 2007 and the 8.75% Senior Subordinated Notes due 2007 are included in Other Assets on the accompanying balance sheet and are being amortized on the interest method over the term of the indebtedness.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1997 and March 31, 1998 were not material.

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

COMPREHENSIVE INCOME

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income, changes the fair value of marketable securities. The following is a calculation of the Company's comprehensive income for the quarters ended March 31, 1997 and 1998.


                                             For the quarters ended March 31,
                                             ----------------------------------
                                                  1997               1998
                                             ---------------    ---------------
Net income                                        $ 6,562           2,769
Add: Unrealized gain/(loss)
   Gross                                             (565)            196
   Tax effect                                         209             (73)
Less: Realized gains
   Gross                                           (1,700)              -
   Tax effect                                         629               -
                                             ---------------    ---------------

Comprehensive income                              $ 5,135        $  2,889
                                             ===============    ===============

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

         In the first quarter of 1997, the Company acquired oil and gas properties located in West Texas, South Texas and the Gulf of Mexico (the "Cometra Properties") from American Cometra, Inc. ("Cometra") for a purchase price of $385 million. The Cometra Properties, located primarily in the Company's core operating areas, include 515 producing wells and additional development and exploration potential on approximately 150,000 gross acres (90,000 net acres). In addition, the Cometra Properties included gas pipelines, a 25,000 Mcf/d gas processing plant and an above-market gas contract with a major gas utility. In addition, the Company acquired other interests totaling $2.3 million during the three month period ended March 31, 1997.

         In September 1997, the Company acquired properties in Appalachia ( the "Meadville Properties") for a purchase price of $92.5 million. The Appalachia properties are located in certain of the Company's core operating areas and include 912 producing wells, 800 miles of gas gathering lines and leasehold acreage covering 153,000 gross acres (146,000 net acres). The acquired reserves were 80% developed and 95% operated on a pre-tax present value basis as of December 31, 1996. The properties have access to a number of major interstate pipelines and industrial end-users. In December 1997, the Company sold a net profits interest in the properties for $36.3 million.

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

         In March 1998, the Company completed the acquisition of oil and gas properties in the Powell Ranch Field in West Texas (the "Powell Ranch Properties") for a purchase price of $57 million, including $42 million in cash and $15 million of future consideration. At the Company's election, the future consideration is payable in cash or Lomak Common Stock in eight equal monthly installments beginning June 1, 1998. At March 31, 1998 the future consideration is included in senior indebtedness. The acquired properties encompass 14,200 gross acres, include 32 producing wells, 28 drilling locations, and significant exploration potential. On a BOE basis, the reserves are 85% oil and 15% natural gas.

         In addition to the above mentioned purchases, the Company acquired other properties for an aggregate consideration of $26.1 million and $5.1 million during the year ended December 31, 1997 and the quarter ended March 31, 1998, respectively.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. The pro forma operating results include the following transactions: (i) the sale of approximately 4 million shares of Common Stock and the application of the net proceeds therefrom, (ii) the sale of $125 million of 8.75% Senior Subordinated Notes and the application of the net proceeds therefrom, (iii) the sale of $120 million of 5 3/4% Trust Convertible Preferred Securities and the application of the net proceeds therefrom, (iv) the purchase by the Company of the Meadville Properties and (v) the purchase by the Company of the Powell Ranch Properties. All acquisitions were accounted for as purchase transactions.

                                         Three months ended March 31,
                                    --------------------------------------
                                          1997                  1998
                                    -----------------     -----------------
                                    (in thousands except per share data)

Revenues.......................        $      45,347            $   38,878
Net income.....................                6,744                 1,994
Earnings per share.............                 0.30                  0.07
Earnings per share - dilutive..                 0.29                  0.06
Total assets...................              820,622               800,252
Stockholders' equity...........              218,146               199,058

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

(4)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at March 31, 1998 are shown parenthetically (in thousands):

                                                               December 31,          March 31,
                                                                  1997                1998
                                                          -------------------  ------------------


Bank Facility (6.6%).................................     $       186,700         $    219,900
Other ( 5.9%)........................................                 425               15,033
                                                          -------------------  ------------------
                                                                  187,125              234,933
Less amounts due within one year.....................                 413                   28
                                                          -------------------  ------------------

Senior debt, net.....................................     $       186,712          $   234,905
                                                          ===================  ==================



 8.75% Senior Subordinated Notes due 2007............     $       125,000          $   125,000
 6% Convertible Subordinated Debentures due 2007.....              55,000               55,000
                                                          -------------------  ------------------

Subordinated debt, net...............................     $       180,000          $   180,000
                                                          ===================  ==================

         The Company maintains a $400 million revolving bank facility (the "Bank Facility"). The Bank Facility provides for a borrowing base which is subject to semi-annual redeterminations. At April 30, 1998, the borrowing base on the Bank Facility was $325 million of which $105 million was available to be drawn. The Bank Facility bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the Bank Facility annually. The weighted average interest rates on these borrowings were 6.8% and 6.6% for the three months ended March 31, 1997 and 1998, respectively.

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

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of March 31, 1998. Interest paid during the three month periods ended March 31, 1997 and 1998 totaled, $2.8 million and $12.6 million, respectively.

(5)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility approximates their fair value as they bear interest at rates indexed to LIBOR. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk. The Company has recorded an allowance for doubtful accounts of $539,000 and $599,000 at December 31, 1997 and March 31, 1998, respectively.

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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                         December 31,                        March 31,
                                                             1997                               1998
                                                -------------------------------    -------------------------------
                                                                         (In thousands)

                                                    Book             Fair              Book             Fair
                                                    Value            Value            Value             Value
                                                --------------   --------------    -------------    --------------

Cash and equivalents....................            $ 9,725          $ 9,725          $   7,257        $   7,257
Marketable securities...................              7,671            8,041              7,827            8,393
Long-term debt..........................           (367,125)        (367,125)          (414,933)        (414,933)
Commodity swaps.........................              -                1,071              -                 (380)
Interest rate swaps.....................              -                   73              -                  150



         At March 31, 1998, the Company had open contracts for gas price swaps of 3.1 Bcf. The swap contracts are designed to set average prices ranging from $2.20 to $2.57 per Mcf. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $380,000 at March 31, 1998. These contracts expire monthly through August 1998. The gains or losses on the Company's hedging transactions is determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the three months ended March 31, 1997 and 1998 approximated $(417,000) and $1.2 million, respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At March 31, 1998, the Company had $80 million of borrowings subject to four interest rate swap agreements at rates of 5.64%, 5.71%, 5.59% and 5.35% through October 1998, September 1999, October 1999 and January 2000, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on March 31, 1998 was 5.69%. The fair value of the interest rate swap agreements at March 31, 1998 is based upon current quotes for equivalent agreements.

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

         In July 1997, a gas utility filed an action in the state district court in Tarrant County, Texas. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract, in which it is buyer and the Company is seller. Under the gas utility's interpretation of the contract it is seeking, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. As of January 1998, the utility, alleged that it was entitled to receive approximately $2 million plus attorneys' fees, and that this amount will increase by the time the proceedings are completed. Based on its interpretation of the contract, the Company counterclaimed seeking damages for breach of contract and for repudiation of the contract. In April 1998, the court gave notice of its intention to grant a partial summary judgement on the liability issue in favor of the gas utility's interpretation of the contract. The case is currently scheduled for trial on June 1, 1998 to determine the amount of damages, if any. The Company intends to defend the damage claim and appeal the entire decision if the court enters its final judgement in favor of the utility. Accordingly, no damage amounts have been included in the Company's financial statements.

(7)      EQUITY SECURITIES:

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

         The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by Lomak (the " Junior Debentures"). In turn, Lomak used the net proceeds from the issuance of the Junior Convertible Debentures to repay a portion of its credit facility. The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Convertible Preferred Securities mature on November 1, 2027. Lomak and Lomak Financing Trust may redeem the Junior Debentures and the Convertible Preferred Securities, respectively, in whole or in part, on or after November 4, 2000. For the first twelve months thereafter, redemptions may be made at 104.025% of the principal amount. This premium declines proportionally every twelve months until November 1, 2007, when the redemption price becomes fixed at 100% of the principal amount. If Lomak redeems any Junior Debentures prior to the scheduled maturity date, the Trust must redeem Convertible Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Debentures so redeemed.

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

(8)      STOCK OPTION AND PURCHASE PLAN:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 3.0 million shares of Common Stock. However, no new options may be granted which would result in their being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the three months ended March 31, 1998, options covering 53,330 shares were exercised at prices ranging from $5.12 to $10.50 per share. At March 31, 1998, options covering a total of 1.4 million shares were outstanding under the plan, of which 972,000 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $18.06.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At March 31, 1998, 108,000 options were outstanding under the Directors Plan of which 40,800 were exercisable as of that date. The exercise price of the options ranges from $7.75 to $16.88 per share.

         In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock plans have been terminated. The plans are administered by the Compensation Committee of the Board. During the three months ended March 31, 1998, the Company sold 15,400 common shares to officers, key employees and outside directors for total consideration of $167,400. From inception through March 31, 1998, a total of 474,000 unregistered shares had been sold, for a total consideration of approximately $3.9 million.

(9)      BENEFIT PLAN:

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1997 totaled $701,000. The Company has no other employment benefit plans.

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

         The Company has entered into several business combinations accounted for as purchases. In connection with these transactions, deferred tax assets and liabilities of $7.7 million and $23.8 million respectively, were recorded. In 1996 the Company acquired Eastern Petroleum Company in a taxable business combination accounted for as a purchase. A net deferred tax liability of $2.1 million was recorded in the transaction. In 1997 the Company acquired Arrow Operating Company in a tax free business combination accounted for as a purchase. Accordingly, a deferred tax liability of $12 million was recorded.

         As a result of the Company's issuance of equity and convertible debt securities, it experienced a change in control during 1988 as defined by Section 382 of the Internal Revenue Code. The change in control placed limitations to the utilization of net operating loss carryovers. At March 31, 1998, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $26 million which are subject to annual limitations as to their utilization and otherwise expire between 1998 and 2012, if unused. The Company has alternative minimum tax net operating loss carryovers of $21 million which are subject to annual limitations as to their utilization and otherwise expire from 1998 to 2012 if unused. The Company has statutory depletion carryover of approximately $3.8 million and an alternative minimum tax credit carryover of approximately $800,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(11)     EARNINGS PER COMMON SHARE

         The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands):

                                                                  MARCH 31,
                                                        ------------------------------
                                                            1997             1998
                                                        -------------    -------------
Numerator:
    Net Income .................................           $  6,562          $  2,769
    Preferred stock dividends...................               (584)             (584)
                                                        -------------    -------------
    Numerator for earnings per common share.....              5,978             2,185

    Effect of dilutive securities:
      Preferred stock dividends.................                  -                 -
                                                        -------------    -------------

      Numerator for earnings per common
      share - assuming dilution.................           $  5,978          $  2,185
                                                        =============    =============

Denominator:
    Denominator for earnings per common
      share - weighted average shares...........             16,973            21,073

    Effect of dilutive securities:
      Employee stock options....................                451               518
      Warrants..................................                258                 -
                                                        -------------    -------------

    Dilutive potential common shares                            709               518
                                                        -------------    -------------
      Denominator for diluted earnings per share
      adjusted weighted-average shares and
      assumed conversions.......................             17,682            21,591
                                                        =============    =============

Earnings per common share.......................           $   0.35          $   0.10
                                                        =============    =============

Earnings per common
      share - assuming dilution.................           $   0.34          $   0.10
                                                        =============    =============

         For additional disclosure regarding the Company's Debentures, the 7 1/2% Preferred Stock and the $2.03 Preferred Stock, see Notes 4, 7 and 8 respectively. The Debentures were outstanding during 1997 and 1998 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. The $2.03 Preferred Stock was outstanding during 1997 and 1998 and was convertible into 3,026,316 of additional shares of common stock. The 3,026,316 additional shares were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. There were employee stock options outstanding during 1997 and 1998 which were exercisable, resulting in 451,728 and 1,018,052 additional shares, respectively, under the treasury method of accounting for common stock equivalents. These additional shares were not included in the 1997 and 1998 computations of diluted earnings per share because the effect was antidilutive.

(12)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 48% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the three months ended March 31, 1998, one customer accounted for 19% of the Company's total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the Company. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(13)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                December 31,           March 31,
                                                                    1997                 1998
                                                               ----------------     ----------------
                                                                                      (unaudited)
Oil and gas properties:
    Subject to depletion...............................        $       674,067         $    732,302
    Not subject to depletion...........................                111,156              112,240
                                                               ----------------     ----------------
        Total..........................................                785,223              844,542
    Accumulated depletion..............................               (161,416)            (169,129)
                                                               ----------------     ----------------

        Net oil and gas properties.....................        $       623,807         $    675,413
                                                               ================     ================

                                                                                     Three Months
                                                                 Year Ended              Ended
                                                                December 31,           March 31,
                                                                    1997                 1998
                                                               ----------------     ----------------
                                                                                      (unaudited)
Costs incurred:
    Acquisition........................................        $       448,822         $     62,076
    Development........................................                 56,430               14,946
    Exploration........................................                  2,375                  142
                                                               ----------------     ----------------

        Total costs incurred...........................        $       507,627         $     77,164
                                                               ================     ================

(14)     SUBSEQUENT EVENTS

     On May 12, 1998 the Company entered into a definitive agreement to merge with Domain Energy Corporation ("Domain"). Pursuant, to the merger agreement, Domain's shareholders will receive $14.50 worth of Lomak common stock for each Domain share. The final exchange ratio will be based on the market price of Lomak's shares during the 15 trading days prior to the consummation of the merger. The exchange ratio is subject to a maximum and minimum of 1.2083 and
0.8529 Lomak shares, respectively. As a condition to the merger, an affiliate of First Reserve Corporation ("First Reserve") has agreed to sell to Lomak 3,250,000 Domain shares (22% of the total outstanding) for $43,875,000 in cash ($13.50 per share). As required by the merger agreements, First Reserve has voted all of its shares (52% of the total outstanding) in favor of the merger. As a result, no further Domain shareholder approval is necessary. Completion of the transaction is subject to approval by Lomak's shareholders and to customary regulatory approvals. Under the terms of the merger agreement, a newly formed subsidiary of Lomak will merge into Domain, with Domain surviving as a subsidiary of Lomak, which is expected to be renamed "Range Resources Corporation" in connection with the merger.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS EFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         Working capital at March 31, 1998 was $1.6 million. The Company at that date had $15.7 million in cash and marketable securities and total assets of $800 million. During the first quarter of 1998, long-term debt rose from $367 million to $415 million.

         At March 31, 1998, long-term debt to book capitalization was 56.5%. Approximately $220 million of the long-term debt at that date was comprised of borrowings under the Credit Agreement, $125 million of 8.75% Senior Subordinated Notes, $55 million of 6% Convertible Subordinated Debentures and $15 million of other indebtedness. The Credit Agreement currently provides for quarterly payments of interest with principal due in February 2002.

Common Stock and Notes Offerings

         In March 1997, the Company completed the offerings of 4,060,000 shares of Common Stock (the "Common Offering") and $125 million of 8.75% Senior Subordinated Notes due 2007 (the "Notes Offering") (collectively the "Offerings"). The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis, by each of the Company's Restricted Subsidiaries (as defined in the Indenture for the Notes), provided that such guarantees will terminate under certain circumstances. The Indenture for the Notes contains certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitation on restricted payments; (ii) limitation on the incurrence of indebtedness and issuance of Disqualified Stock (as defined in the Indenture for the Notes); (iii) limitation on liens; (iv) limitation on disposition of proceeds of asset sales; (v) limitation on transactions with affiliates; (vi) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (vii) restrictions on mergers, consolidations and transfers of assets; and (viii) limitation on "layering" indebtedness.

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

         The Company's net cash used in investing for the three months ended March 31, 1997 and 1998 was $354 million and $61 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploitation and additions of field assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or outside of its core areas of operation. The Company's acquisition and development activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by financing for the three months ended March 31, 1997 and 1998 was $334 million and $47 million, respectively. Sources of financing used by the Company have been primarily borrowings under its Credit Agreement and capital raised through the Offerings.

Capital Requirements

         During the first three months of 1998, $15 million of costs were incurred for development and exploration activities. Although these expenditures are principally discretionary, the Company is currently projecting that it will spend approximately $300 million over the next three years on development, exploitation and exploration activities. The development and exploration expenditures are currently expected to consume a large portion of internally generated cashflow. The remaining funds will be available for debt repayment , acquisitions or other capital expenditures.

Bank Facility

         The Bank Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The borrowing base is currently $325 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At March 31, 1998, the Company had $105 million of availability under the Bank Facility. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. At the Company's option, the applicable interest rate per annum is the LIBOR plus a margin ranging from 0.625% to 1.125%. The facility contains other alternative rate options which have never been utilized by the Company. Based on levels of debt outstanding as of March 31, 1998, the margin was 0.875%.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At March 31, 1998, the Company had open contracts for gas swaps of 3.1 Bcf. The swap contracts are designed to set average prices ranging from $2.20 to $2.57 per Mcf. While these transactions have no carrying value, the Company's mark-to-market exposure under these contracts at March 31, 1998 was a net loss of $380,000. The gains or losses on the Company's hedging transactions is determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains or losses relating to these derivatives for the three months ended March 31, 1997 and 1998 approximated a loss of $417,000 and a gain of $1.2 million, respectively.

         INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first three months of 1998, the Company received an average of $13.50 per barrel of oil and $2.62 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first three months of in 1998. Should conditions in the industry improve, inflationary cost pressures may resume.

RESULTS OF OPERATIONS

Comparison of 1998 to 1997

         The Company reported net income for the three months ended March 31, 1998 of $2.8 million, a $3.8 million decrease over the first quarter of 1997. The decrease is the result of (i) lower product prices received on oil and gas production and (ii) increased interest expense in connection with the financing of acquisitions and capital expenditures. During the periods presented, oil and gas production volumes increased 12% to 13.1 Bcfe, an average of 145,124 Mcfe per day. The increased revenues recognized from production volumes were impacted by a 16% decrease in the average price received per Mcfe of production to $2.49. The average oil price decreased 35% to $13.50 per barrel while average gas prices decreased 9% to $2.62 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 8% to $8.4 million in 1998 versus $7.8 million in 1997. The average operating cost per Mcfe produced decreased 4% from $0.67 in 1997 to $0.64 in 1998.

         Although production volumes increased between quarters, the Company's transportation, processing and marketing revenues increased only marginally due to lower amounts of gas being processed during 1998. In addition, early in the first quarter of 1998, the Company sold its San Juan Basin properties. In connection with this sale, certain of the Company's gas processing assets were sold. Transportation, processing and marketing expenses increased 22% to $1.1 million versus $0.9 million in 1997. The increase in expenses was due to production growth, as well as increased transportation, processing and marketing costs and higher personnel administrative expenses associated with the growth in gas marketing activities.

         Exploration expense decreased 59% to $0.4 million due to the timing of exploration activities.

         General and administrative expenses increased 70% from $1.1 million in 1997 to $1.8 million in 1998. As a percentage of revenues, general and administrative expenses were 5% in 1998 as compared to 3% in 1997. This increase is principally attributable to technical personnel added to manage the Company's expanding exploration efforts.

         Interest and other income increased from $0.6 million in 1997 to $1.7 million in 1998 primarily due to gains from the sale of non-strategic assets. In 1998 interest expense increased 121% to $8.7 million as compared to $4.0 million in 1997. This was primarily as a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and capital expenditures and a higher average cost of borrowings during the period. The average outstanding balances on the Credit Agreement were $154 million and $181 million the first quarter of 1997 and 1998, respectively. The weighted average interest rate on these borrowings were 6.8% and 6.6% for the three months ended March 31, 1997 and 1998, respectively.

         Depletion, depreciation and amortization decreased 4% compared to 1997 due to lower depletion rates in the 1998 period. The depletion rates are lower in 1998 as a result of the Company's provision for impairment recorded in the fourth quarter of 1997. The Company-wide depletion rate was $0.99 per Mcfe in the first quarter of 1997 and $0.83 per Mcfe in the first quarter of 1998.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

         In July 1997, a gas utility filed an action in the state district court in Tarrant County, Texas. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract, in which it is buyer and the Company is seller. Under the gas utility's interpretation of the contract it is seeking, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. As of January 1998, the utility, alleged that it was entitled to receive approximately $2 million plus attorneys' fees, and that this amount will increase by the time the proceedings are completed. Based on its interpretation of the contract, the Company counterclaimed seeking damages for breach of contract and for repudiation of the contract. In April 1998, the court gave notice of its intention to grant a partial summary judgement on the liability issue in favor of the gas utility's interpretation of the contract. The case is currently scheduled for trial on June 1, 1998 to determine the amount of damages, if any. The Company intends to defend the damage claim and appeal the entire decision if the court enters its final judgement in favor of the utility. Accordingly, no damage amounts have been included in the Company's financial statements.

Items 2 - 5.      Not applicable

Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

        2.1 Agreement and Plan of Merger by and among Lomak Petroleum, Inc., DEC Acquisition, Inc. and Domain Energy Corporation dated May 12, 1998.

        2.2 First Amendment to Agreement and Plan of Merger by and among Lomak Petroleum, Inc., DEC Acquisition, Inc. and Domain Energy Corporation dated May 12, 1998

        2.3 Stock Purchase Agreement between Lomak Petroleum, Inc. and First Reserve Fund VII, Limited Partnership dated May 12, 1998.

        2.4 Voting and Standstill Agreement between Lomak Petroleum, Inc., and First Reserve Fund VII, Limited Partnership dated May 12, 1998.

         27               Financial data schedule

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

May 15, 1998



                                  EXHIBIT INDEX


                                                                                     Sequentially
   Exhibit Number                       Description of Exhibit                       Numbered Page
---------------------     ---------------------------------------------------     --------------------
        2.1               Agreement and Plan of Merger by and among Lomak                23
                          Petroleum, Inc., DEC Acquisition, Inc. and Domain
                          Energy Corporation dated May 12, 1998.

        2.2               First Amendment to Agreement and Plan of Merger                80
                          by and among Lomak Petroleum, Inc., DEC
                          Acquisition, Inc. and Domain Energy Corporation
                          dated May 12, 1998

        2.3               Stock Purchase Agreement between Lomak Petroleum,              91
                          Inc. and First Reserve Fund VII, Limited
                          Partnership dated May 12, 1998.

        2.4               Voting and Standstill Agreement between Lomak                  97
                          Petroleum, Inc., and First Reserve  Fund VII,
                          Limited Partnership dated May 12, 1998.

         27               Financial Data Schedule                                        115