Form 10-Q
period 1998-06-30
LOMAK PETROLEUM INC
filed 1998-08-14
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1998

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          21,283,677 Common Shares were outstanding on August 12, 1998.

PART I. FINANCIAL INFORMATION

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the December 31, 1997 Form 10-K filing. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                              LOMAK PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    December 31,    June 30,
                                                                         1997         1998
                                                                    ------------   ---------
                                                                                  (unaudited)
ASSETS
Current assets
   Cash and equivalents ...........................................   $   9,725    $  13,526
   Accounts receivable ............................................      29,200       25,923
   Marketable securities ..........................................       8,041        4,051
   Inventory and other ............................................       2,779        1,919
                                                                      ---------    ---------
                                                                         49,745       45,419
                                                                      ---------    ---------

Oil and gas properties, successful efforts method .................     785,223      874,752
    Accumulated depletion .........................................    (161,416)    (180,315)
                                                                      ---------    ---------
                                                                        623,807      694,437
                                                                      ---------    ---------

Transportation, processing and field assets .......................      85,904       86,626
    Accumulated depreciation ......................................      (9,730)     (12,392)
                                                                      ---------    ---------
                                                                         76,174       74,234
                                                                      ---------    ---------

Other .............................................................       9,107        8,894
                                                                      ---------    ---------

                                                                      $ 758,833    $ 822,984
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ................................................   $  26,878    $  24,253
  Accrued liabilities .............................................      22,241       24,068
  Current portion of debt (Note 4) ................................         413           26
                                                                      ---------    ---------
                                                                         49,532       48,347
                                                                      ---------    ---------

Senior debt (Note 4) ..............................................     186,712      252,200
Senior subordinated notes (Note 4) ................................     125,000      125,000
Convertible subordinated debentures (Note 4) ......................      55,000       55,000

Deferred taxes (Note 10) ..........................................      25,639       26,690
Company-obligated preferred securities of subsidiary trust (Note 7)     120,000      120,000
Commitments and contingencies (Note 6) ............................           -            -

Stockholders' equity (Notes 7 and 8)
  Preferred stock, $1 par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 1,148,840 issued
      (liquidation preference $28,746,000) ........................       1,150        1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      21,058,442 and 21,170,459 issued ............................         211          212
  Capital in excess of par value ..................................     217,631      219,033
  Retained earnings (deficit) .....................................     (22,412)     (23,069)
 Unrealized gain (loss) on marketable securities ..................         370       (1,579)
                                                                      ---------    ---------
                                                                        196,950      195,747
                                                                      ---------    ---------
                                                                      $ 758,833    $ 822,984
                                                                      =========    =========

                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three Months Ended      Six Months Ended
                                                     June 30,              June 30,
                                              --------------------    -------------------
                                                1997        1998        1997       1998
                                              --------    --------    --------   --------
                                                   (unaudited)           (unaudited)
Revenues
   Oil and gas sales ......................   $ 26,629    $ 30,740    $ 60,967   $ 63,280
   Transportation, processing and marketing      2,777       2,661       5,551      5,452
   Interest and other .....................      3,375        (103)      4,013      1,639
                                              --------    --------    --------   --------
                                                32,781      33,298      70,531     70,371
                                              --------    --------    --------   --------

Expenses
   Direct operating .......................      7,512       7,647      15,284     16,043
   Transportation, processing and marketing        712       1,025       1,581      2,088
   Exploration ............................        178       2,018       1,178      2,431
   General and administrative .............      1,051       2,096       2,133      3,936
   Interest ...............................      7,225       9,374      11,184     18,108
   Depletion, depreciation and amortization     12,015      12,556      24,666     24,764
                                              --------    --------    --------   --------
                                                28,693      34,716      56,026     67,370
                                              --------    --------    --------   --------

Income (loss) before taxes ................      4,088      (1,418)     14,505      3,001

Income taxes
   Current ................................        539          26       1,476        135
   Deferred ...............................      1,181        (500)      4,097      1,051
                                              --------    --------    --------   --------
                                                 1,720        (474)      5,573      1,186
                                              --------    --------    --------   --------

Net income (loss) .........................   $  2,368    $   (944)   $  8,932   $  1,815
                                              ========    ========    ========   ========

Comprehensive Income (Note 2) .............   $  2,218    $ (2,326)   $  7,355   $    556
                                              ========    ========    ========   ========

Earnings per common share
     Basic ................................   $   0.09    $  (0.07)   $   0.42   $   0.03
                                              ========    ========    ========   ========
     Dilutive .............................   $   0.09    $  (0.07)   $   0.40   $   0.03
                                              ========    ========    ========   ========








                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    Six Months Ended June 30,
                                                              ---------------------------------------
                                                                    1997                  1998
                                                               ----------------     -----------------
                                                                           (unaudited)
Cash flows from operations:
Net income................................................      $        8,932       $        1,815
Adjustments to reconcile net income to
    net cash provided by operations:
     Depletion, depreciation and amortization.............              24,666               24,764
     Amortization of deferred offering costs..............                 338                  654
     Deferred taxes.......................................               4,097                1,051
     Changes in working capital net of
         effects of purchases of businesses:
              Accounts receivable.........................              (3,624)               5,444
              Marketable securities.......................              (1,189)                (127)
              Inventory and other.........................              (1,412)                 419
              Accounts payable............................               7,511               (2,625)
              Accrued liabilities.........................               8,008                2,892
     Gain on sale of assets and other.....................              (2,685)              (1,479)
                                                               ----------------     -----------------
Net cash provided by operations...........................              44,642               32,808

Cash flows from investing:
     Oil and gas properties...............................            (329,041)            (107,528)
     Additions to property and equipment..................             (50,235)                (807)
     Proceeds on sale of assets...........................               9,260               16,363
                                                               ----------------     -----------------
Net cash used in investing................................            (370,016)             (91,972)

Cash flows from financing:
     Proceeds from indebtedness...........................             400,217               65,500
     Repayments of indebtedness...........................            (134,008)                (399)
     Preferred stock dividends............................              (1,167)              (1,167)
     Common stock dividends...............................                (807)              (1,305)
     Proceeds from common stock issuance..................              65,845                  446
     Repurchase of common stock...........................                 (14)                (110)
                                                               ----------------     -----------------
Net cash provided by financing............................             330,066               62,965
                                                               ----------------     -----------------

Change in cash............................................               4,692                3,801
Cash and equivalents at beginning of period...............               8,625                9,725
                                                               ----------------     -----------------
Cash and equivalents at end of period.....................      $       13,317          $    13,526
                                                               ================     =================

Supplemental disclosures of non-cash investing and
  financing activities:
  Purchase of property and equipment financed with
    common stock..........................................      $       30,000       $            -
  Common stock issued in connection with benefit plans....                 225                1,067


                             SEE ACCOMPANYING NOTES.

                              LOMAK PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Lomak Petroleum, Inc. ("Lomak" or the "Company") is an independent oil and gas company engaged in development, exploration and acquisition activities primarily in four core areas: Permian, Midcontinent, Gulf Coast and Appalachia. Historically, the Company has increased its reserves and production through acquisitions, development and exploration of its properties. At December 31, 1997, proved reserves totaled 753 Bcfe, having a pre-tax present value at constant prices on that date of $632 million and a reserve life index of 15.3 years.

         In May 1998, the Company announced that it had entered into a definitive agreement to merge with Domain Energy Corporation ("Domain"). Pursuant to the merger agreement, Domain's shareholders will, based on current stock prices, receive 1.2083 shares of Lomak common stock (approximately 14.8 million shares) for each Domain share. The final exchange ratio will be determined based on the market price of Lomak's shares during the 15 day period prior to completion of the merger. The exchange ratio is subject to a maximum and minimum of 1.2083 and 0.8529 Lomak shares, respectively. As a condition of the merger, Lomak purchased 3.3 million Domain shares for $43.9 million in cash from Domain's largest shareholder. As required by the merger agreements, Domain's largest shareholder has voted all of its shares (53% of total outstanding) in favor of the merger. Completion of the transaction is subject to approval by Lomak's shareholders at a Special Meeting scheduled for August 25, 1998. The combined company is to be called Range Resources Corporation.

         Lomak's objective is to maximize shareholder value through growth in its reserves, production, cashflow and earnings through a balanced program of exploration and development drilling and strategic acquisitions. In order to effectively pursue its operating strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established engineering, geological, operating, acquisition and other technical expertise. The Company believes that this geographic focus provides it with a competitive advantage in sourcing and evaluating new business opportunities within these areas, as well as providing economies of scale in developing and operating its properties.

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

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of stockholders' equity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. Depletion rates per Mcfe were $0.98 and $0.84 in the second quarters of 1997 and 1998, respectively. Approximately $111.2 million and $105.0 million of oil and gas properties were not subject to depletion as of December 31, 1997 and June 30, 1998, respectively.

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

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company owns and operates over 3,000 miles of gas gathering systems and gas processing plants in proximity to its principal gas properties. Depreciation on transportation and processing assets is calculated on the straight-line method based on estimated useful lives ranging from four to twenty years.

         The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation on field assets is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except buildings which are being depreciated over ten to twenty-five year periods.

DEBT ISSUANCE COSTS

         Expenses associated with the issuance of the 6% Convertible Subordinated Debentures due 2007, the 8.75% Senior Subordinated Notes due 2007 and the 5-3/4% Trust Convertible Preferred Securities are included in Other Assets on the accompanying balance sheet and are being amortized on the interest method over the term of the indebtedness.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1997 and June 30, 1998 were not material.

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

COMPREHENSIVE INCOME

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income and changes in the fair value of marketable securities. The following is a calculation of the Company's comprehensive income for the three and six months ended June 30, 1997 and 1998.


                                                   Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                             -------------------------------    ---------------------------------
                                                 1997              1998             1997               1998
                                             -------------     -------------    -------------     ---------------
Net income                                     $    2,368        $     (944)        $ 8,932         $    1,815
   Add: Unrealized gain/(loss)
   Gross                                               18            (2,145)           (547)            (1,949)
   Tax effect                                          (7)              804             202                731

   Less: Realized gains
   Gross                                             (256)              (66)         (1,956)               (66)
   Tax effect                                          95                25             724                 25
                                             -------------     -------------    -------------     ---------------

Comprehensive income                           $    2,218         $  (2,326)        $ 7,355          $     556
                                             =============     =============    =============     ===============

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

(3)      ACQUISITION AND DEVELOPMENT:

         All of the Company's acquisitions have been accounted for as purchases. The purchase prices were allocated to the assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of debt and equity securities.

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

         In September 1997, the Company acquired properties in Appalachia ( the "Meadville Properties") for a purchase price of $92.5 million. The Meadville Properties are located in certain of the Company's core operating areas and include 912 producing wells, 800 miles of gas gathering lines and leasehold acreage covering 153,000 gross acres (146,000 net acres). The acquired reserves were 80% developed and 95% operated on a pre-tax present value basis as of December 31, 1996. The properties have access to a number of major interstate pipelines and industrial end-users. In December 1997, the Company sold a net profits interest in the properties for $36.3 million.

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

         In March 1998, the Company completed the acquisition of oil and gas properties in the Powell Ranch Field in West Texas (the "Powell Ranch Properties") for a purchase price of $57 million, including $42 million in cash and $15 million of future consideration. At the Company's election, the future consideration is payable in cash or Lomak Common Stock in eight equal monthly installments beginning June 1, 1998. At June 30, 1998 the future consideration is included in senior indebtedness. The acquired properties encompass 14,200 gross acres, include 32 producing wells, 28 drilling locations, and significant exploration potential. On an equivalent reserve basis, the reserves were 85% oil and 15% natural gas.

         In addition to the above mentioned purchases, the Company acquired other properties for an aggregate consideration of $26 million and $15 million during the year ended December 31, 1997 and the six months ended June 30, 1998, respectively.

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


                                           Six Months Ended June 30,
                                    ---------------------------------------
                                          1997                  1998
                                    -----------------     -----------------
                                    (in thousands except per share data)

Revenues.......................           $   79,173           $    72,177
Net income.....................                8,887                 1,554
Earnings per share - basic.....                 0.38                  0.02
Earnings per share - dilutive..                 0.37                  0.02
Total assets...................              827,935               823,023
Stockholders' equity...........              219,769               195,772

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results.

(4)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at June 30, 1998 are shown parenthetically (in thousands):


                                                             December 31,          June 30,
                                                                 1997                1998
                                                          -------------------  ------------------


Bank facility (6.6%).................................     $       186,700            $ 239,075
Other................................................                 425               13,151
                                                          -------------------  ------------------
                                                                  187,125              252,226
Less amounts due within one year.....................                 413                   26
                                                          -------------------  ------------------

Senior debt, net.....................................     $       186,712      $       252,200
                                                          ===================  ==================



 8.75% Senior Subordinated Notes due 2007............     $       125,000      $       125,000
 6% Convertible Subordinated Debentures due 2007.....              55,000               55,000
                                                          -------------------  ------------------

Subordinated debt, net...............................     $       180,000      $       180,000
                                                          ===================  ==================

         The Company maintains a $400 million revolving bank facility. The facility provides for a borrowing base which is subject to semi-annual redeterminations. At June 30, 1998, the borrowing base on the credit facility was $325 million of which $86 million was available to be drawn. The facility bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the credit facility annually. The weighted average interest rate on these borrowings were 6.7% and 6.6% for the six months ended June 30, 1997 and 1998, respectively.

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

         The 6% Convertible Subordinated Debentures Due 2007 (the "Debentures") are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity. The Debentures are convertible at a conversion price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually. The Debentures mature in 2007 and are not redeemable prior to February 1, 2000. Thereafter the Debentures will be subject to redemption at the option of the Company, in whole or in part, at redemption prices beginning at 104% of the principal amount and declining to 101% in 2006. The Debentures are unsecured general obligations of the Company subordinated to all senior indebtedness (as defined) of the Company, which includes the 8.75% Notes.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with all of its covenants. Interest paid during the six months ended June 30, 1997 and 1998 totaled $6.0 million and $17.9 million, respectively.

(5)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility approximates their fair value as they bear interest at rates indexed to LIBOR. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk. The Company has recorded an allowance for doubtful accounts of $539,000 and $712,000 at December 31, 1997 and June 30, 1998, respectively.

         A portion of the Company's future oil and gas sales are periodically hedged against price risks through the use of futures, option or swap contracts. The gains and losses on these instruments are included in the valuation of the production being hedged in the contract month and are included as an adjustment to oil and gas revenue. The Company also enters into interest rate swap agreements. Gains and losses on swap agreements are included as an adjustment to interest expense.

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:


                                                 December 31,                         June 30,
                                                     1997                               1998
                                         ------------------------------     ------------------------------
                                                                 (In thousands)
                                            Book             Fair              Book             Fair
                                           Value             Value            Value             Value
                                        -------------    --------------    -------------    --------------

Cash and equivalents................        $   9,725         $   9,725       $   13,526       $   13,526
Marketable securities...............            7,671             8,041            5,630            4,051
Long-term debt......................         (367,125)         (367,125)        (432,226)        (432,226)
Commodity swaps.....................            -                 1,071            -                  836
Interest rate swaps.................            -                    73            -                  102

         The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. At June 30, 1998, the Company had open hedging contracts covering an average of 13,100 Mmbtu per day at prices ranging from $2.15 to $2.72 per Mmbtu. Net gains(losses) relating to these derivatives for the six months ended June 30, 1997 and 1998 approximated $(338,000) and $1.4 million, respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, are accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At June 30, 1998, the Company had $80 million of borrowings subject to four interest rate swap agreements at rates of 5.64%, 5.71%, 5.59% and 5.35% through October 1998, September 1999, October 1999 and January 2000, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on June 30, 1998 was 5.66%. The fair value of the interest rate swap agreements at June 30, 1998 is based upon current quotes for equivalent agreements.

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

         In July 1997, a gas utility filed an action in the state district court. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract it is seeking, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. As of January 1998, the utility, alleged that it was entitled to receive approximately $2 million plus attorneys' fees, and that this amount will increase by the time the proceedings are completed. Lomak counterclaimed seeking damages for breach of contract and repudiation of the contract. In May 1998, the court granted a partial summary judgement on the liability issue in favor of the gas utility's interpretation of the contract. Lomak anticipates the case will be scheduled for trial in late 1998 to determine the amount of damages, if any. The Company intends to defend the damage claim and appeal the entire decision when final judgement is entered. Accordingly, no damage amounts have been included in the Company's financial statements.

         On May 22, 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger are grossly unfair to a purported class of Domain stockholders and that the defendants (except Lomak) violated their legal duties to the class in connection with the Merger. Lomak is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action seeks an injunction enjoining the Merger as well as a claim for money damages. The defendants believe that this litigation is without merit and intend to defend this matter vigorously.

(7)      EQUITY SECURITIES:

         In October 1997, Lomak, through a newly-formed affiliate Lomak Financing Trust (the "Trust"), completed the issuance of $120 million of 5 3/4% trust convertible preferred securities (the "Convertible Preferred Securities"). The Trust issued 2,400,000 shares of the Convertible Preferred Securities at $50 per share. Each Convertible Preferred Security is convertible at the holder's option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share.

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

(8)      STOCK OPTION AND PURCHASE PLAN:

         The Company maintains a Stock Option Plan which authorizes the grant of options of up to 3.0 million shares of Common Stock. However, no new options may be granted which would result in there being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The plan is administered by the Compensation Committee of the Board. All options issued under the plan vest 30% after one year, 60% after two years and 100% after three years. During the six months ended June 30, 1998, options covering approximately 55,000 shares were exercised at prices ranging from $5.12 to $10.50 per share. At June 30, 1998, options covering a total of 2.1 million shares were outstanding under the plan, of which approximately 983,000 options were exercisable. The exercise prices of the outstanding options range from $3.38 to $18.06 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At June 30, 1998, 140,000 options were outstanding under the Directors Plan of which approximately 73,000 options were exercisable as of that date. The exercise price of the options ranges from $7.75 to $16.88 per share.

         In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The plans are administered by the Compensation Committee of the Board. During the six months ended June 30, 1998, the Company sold approximately 32,000 common shares to officers, key employees and outside directors for total consideration of $313,000. From inception through June 30, 1998, a total of 485,000 shares had been sold through stock purchase plans, for a total consideration of approximately $4 million.

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

         As a result of the Company's issuance of equity and convertible debt securities, it experienced a change in control during 1988 as defined by Section 382 of the Internal Revenue Code. The change in control placed limitations to the utilization of net operating loss carryovers. At June 30, 1998, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $26 million which are subject to annual limitations as to their utilization and otherwise expire between 1998 and 2012, if unused. The Company has alternative minimum tax net operating loss carryovers of $21 million which are subject to annual limitations as to their utilization and otherwise expire from 1998 to 2012 if unused. The Company has statutory depletion carryover of approximately $3.8 million and an alternative minimum tax credit carryover of approximately $800,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(11)     EARNINGS PER COMMON SHARE

         The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands):


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                   --------------------    --------------------
                                                     1997        1998        1997        1998
                                                   --------    --------    --------    --------
Numerator:
    Net Income .................................   $  2,368    $   (944)   $  8,932    $  1,815

    Preferred stock dividends ..................       (584)       (584)     (1,167)     (1,167)

                                                   --------    --------    --------    --------
    Numerator for earnings per common share ....      1,784      (1,528)      7,765         648


    Effect of dilutive securities:
      Preferred stock dividends ................       --          --          --          --

                                                   --------    --------    --------    --------

      Numerator for earnings per common
      share - assuming dilution ................   $  1,784    $ (1,528)   $  7,765    $    648
                                                   ========    ========    ========    ========

Denominator:
    Denominator for basic earnings per common
      share - weighted average shares ..........     20,290      21,162      18,640      21,136

    Effect of dilutive securities:
      Employee stock options ...................        628         350         682         443

      Warrants .................................          3        --             5        --

                                                   --------    --------    --------    --------

    Dilutive potential common shares ...........        631         350         687         443

                                                   --------    --------    --------    --------
      Denominator for diluted earnings per share
      adjusted weighted-average shares and
      assumed conversions ......................     20,921      21,512      19,327      21,579
                                                   ========    ========    ========    ========

Earnings (loss) per common share ...............   $   0.09    $  (0.07)   $   0.42    $   0.03
                                                   ========    ========    ========    ========

Earnings (loss) per common
      share - assuming dilution ................   $   0.09    $  (0.07)   $   0.40    $   0.03
                                                   ========    ========    ========    ========

         For additional disclosure regarding the Company's Debentures and the $2.03 Preferred Stock, see Notes 4 and 7, respectively. The Debentures were outstanding during 1997 and 1998 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. The $2.03 Preferred Stock was outstanding during 1997 and 1998 and was convertible into 3,026,316 of additional shares of common stock. The 3,026,316 additional shares were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were employee stock options outstanding during the three months ended June 30, 1997 which were exercisable into 42,350 shares of the Company's common stock that were not included in the second quarter 1997 computation of diluted earnings per share because the effect was antidilutive. There were employee stock options outstanding during the six months ended June 30, 1998, which were excercisable into 1,104,150 shares of the Company's common stock that were not included in the three or six month periods ended June 30, 1998 computations of diluted earnings per share because the effect was antidilutive.

(12)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well (b) long-term (1 year or longer) and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 66% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the six months ended June 30, 1998, one customer accounted for 18% of the Company's total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the company. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(13)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):


                                                                December 31,           June 30,
                                                                    1997                 1998
                                                               ----------------     ----------------
                                                                                      (unaudited)
Oil and gas properties:
    Subject to depletion...............................        $       674,067        $     769,792
    Not subject to depletion...........................                111,156              104,960
                                                               ----------------     ----------------
        Total..........................................                785,223              874,752
    Accumulated depletion..............................               (161,416)            (180,315)
                                                               ----------------     ----------------

        Net oil and gas properties.....................        $       623,807        $     694,437
                                                               ================     ================


                                                                                      Six Months
                                                                 Year Ended              Ended
                                                                 December 31,          June 30,
                                                                    1997                 1998
                                                               ----------------     ----------------
                                                                                      (unaudited)
Costs incurred:
    Acquisition........................................        $       448,822         $     72,666
    Development........................................                 56,430               34,880
    Exploration........................................                  2,375                  739
                                                               ----------------     ----------------

        Total costs incurred...........................        $       507,627          $   108,285
                                                               ================     ================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         Total assets at June 30, 1998 were $823 million. At June 30, 1998 capitalization totaled $748 million, of which approximately 42% was represented by stockholders' equity and the Convertible Preferred Securities while, 34% was represented by senior debt and 24% by subordinated debt. Approximately $252 million of the long-term debt at that date was comprised of borrowings under the Credit Agreement and other long-term debt, $125 million of 8.75% Senior Subordinated Notes and $55 million of 6% Convertible Subordinated Debentures. The Credit Agreement currently provides for quarterly payments of interest with principal due in February 2003.

Common Stock and Note Offerings

         In March 1997, the Company completed offerings of 4,060,000 shares of Common Stock (the "Common Offering") and $125 million of 8.75% Senior Subordinated Notes due 2007 (the "Notes Offering") (collectively the "Offerings"). The Notes are unconditionally guaranteed on an unsecured, senior subordinated basis, by each of the Company's Restricted Subsidiaries (as defined in the Indenture for the Notes), provided that such guarantees will terminate under certain circumstances. The Indenture for the Notes contains certain covenants, including, but not limited to, covenants with respect to the following matters: (i) limitation on restricted payments; (ii) limitation on the incurrence of indebtedness and issuance of Disqualified Stock (as defined in the Indenture for the Notes); (iii) limitation on liens; (iv) limitation on disposition of proceeds of asset sales; (v) limitation on transactions with affiliates; (vi) limitation on dividends and other payment restrictions affecting restricted subsidiaries; (vii) restrictions on mergers, consolidations and transfers of assets; and (viii) limitation on "layering" indebtedness.

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

         The Company's net cash used in investing for the six months ended June 30, 1997 and 1998 was $370 million and $92 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploitation and additions of field assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or outside of its core areas of operation. The Company's acquisition and development activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by financing for the six months ended June 30, 1997 and 1998 was $330 million and $63 million, respectively. Sources of financing used by the Company during the most recent six month period were borrowings under its Credit Agreement and capital raised through the Offerings.

Capital Requirements

         During the six months ended June 30, 1998, $35 million and $0.7 million of costs were incurred for development and exploration activities, respectively. The Company is currently projecting that it will spend approximately $300 million on development, exploitation and exploration activities during the next three years. Although these expenditures are principally discretionary, development and exploration expenditures are currently expected to consume a majority of internally generated cash flows. The remaining internally generated cash flows will be available for debt repayment, acquisitions, or other capital expenditures.

Bank Facility

         The Bank Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The borrowing base is currently $325 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At June 30, 1998, the Company had $86 million of availability under the Bank Facility. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. At the Company's option, the applicable interest rate per annum is the LIBOR plus a margin ranging from 0.625% to 1.125%. The facility contains other alternative rate options which have never been utilized by the Company. Based on levels of debt outstanding as of June 30, 1998, the margin was 0.875%.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At June 30, 1998, the Company had open hedging contracts covering an average of 13,100 Mmbtu per day at prices ranging from $2.15 to $2.72 per Mmbtu. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains (losses) relating to these derivatives for the six months ended June 30, 1997 and 1998, approximated $(338,000) and $1.4 million respectively.

         INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first six months of 1998, the Company received an average of $12.65 per barrel of oil and $2.55 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first six months of 1998.

RESULTS OF OPERATIONS

Comparison of 1998 to 1997

         The Company reported a net loss for the three months ended June 30, 1998 of $944,000 versus a net profit of $2.4 million for the second quarter of 1997. The decrease was primarily the result of (i) lower product prices received on oil and gas production, (ii) increased interest expense in connection with the financing of acquisitions and capital expenditures and (iii)increased exploration expenses. Oil and gas revenues increased 15% in the second quarter of 1998 due primarily to production volume increases. During the period presented, oil and gas production volumes increased 18% from 123,800 Mcfe/d in 1997 to 146,400 Mcfe/d in 1998. The average price received decreased 2% from $2.36 per Mcfe in 1997 to $2.31 per Mcfe in 1998. The average oil price decreased 29% to $12.20 per barrel while average gas prices increased 8% to $2.47 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 2% to $7.6 million in 1998 versus $7.5 million in 1997. The average direct operating cost per Mcfe produced decreased 9% from $0.67 in the first six months of 1997 to $0.61 in 1998.

         Transportation, processing and marketing revenues decreased 4% to $2.7 million versus $2.8 million in 1997 principally due to lower amounts of gas processed during 1998. During the first quarter of 1998, the Company sold its San Juan Basin properties which contained certain of its gas processing assets. Transportation, processing and marketing expenses increased 44% to $1.0 million versus $0.7 million in 1997. The increase in expenses was due to production growth, as well as the increase in transportation, processing and marketing costs and higher personnel administrative costs associated with the growth in gas marketing activities. Exploration expense increased sharply from $0.2 million to $2.0 million due to a number of 3-D seismic projects being performed during the second quarter of 1998.

         General and administrative expenses increased $1.0 million to $2.1 million in 1998. General and administrative expenses were $0.16 per Mcfe of production in 1998 as compared to $0.09 in 1997. This increase in general and administrative expenses was due to higher personnel and administrative costs associated with the Company's growth and increased legal expenditures.

         Interest and other income decreased from $3.4 million in 1997 to $(0.1) million in 1998 primarily due to lower sales levels of marketable securities and certain non-strategic assets. In 1998 interest expense increased 30% to $9.4 million as compared to $7.3 million in 1997. This was primarily a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and capital expenditures. The average outstanding balances on the Credit Agreement were $169 million and $202 million for 1997 and the six months ended June 30, 1998, respectively. The weighted average interest rates on these borrowings were 6.7% and 6.6% for the six months ended June 30, 1997 and 1998, respectively.

         Depletion, depreciation and amortization increased 5% compared to 1997 as a result of increased production volumes. The Company-wide depletion rate was $0.98 per Mcfe in the second quarter of 1997 and $0.84 per Mcfe in the second quarter of 1998.

YEAR 2000

         The Company has developed an action plan and identified the resources needed to convert all significant applications of its computer systems and software applications to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Implementation of the plan has begun and the Company anticipates completion of testing of critical systems by the end of 1998. The Company estimates that the cost to complete these efforts, which primarily includes the purchase of software upgrades under normal maintenance agreements with third party vendors, will not be material and will be expended primarily in 1998. In addition, the Company has discussed with its vendors and customers the need to be year 2000 compliant. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which year 2000 issues will effect its vendors and customers, and the Company continues to discuss with its vendors and customers the need for implementing procedures to address this issue.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

         The Company is involved in various other legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

         In July 1997, a gas utility filed an action in the state district court. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract it is seeking, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. As of January 1998, the utility, alleged that it was entitled to receive approximately $2 million plus attorneys' fees, and that this amount will increase by the time the proceedings are completed. Lomak counterclaimed seeking damages for breach of contract and repudiation of the contract. In May 1998, the court granted a partial summary judgement on the liability issue in favor of the gas utility's interpretation of the contract. Lomak anticipates the case will be scheduled for trial in late 1998 to determine the amount of damages, if any. The Company intends to defend the damage claim and appeal the entire decision when final judgement is entered. Accordingly, no damage amounts have been included in the Company's financial statements.

         On May 22, 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger are grossly unfair to a purported class of Domain stockholders and that the defendants (except Lomak) violated their legal duties to the class in connection with the Merger. Lomak is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action seeks an injunction enjoining the Merger as well as a claim for money damages. The defendants believe that this litigation is without merit and intend to defend this matter vigorously.

Items 2 - 5.      Not applicable


Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

         27   Financial data schedule

         (b)  Reports on Form 8-K

                  None

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                         LOMAK PETROLEUM, INC.



                                         By:  (Thomas W. Stoelk)
                                             -----------------------------------
                                                 Thomas W. Stoelk
                                                 Senior Vice President
                                                 Finance & Administration
                                                 Chief Financial Officer









August 14, 1998

                                  EXHIBIT INDEX

                                                                  Sequentially
   Exhibit Number              Description of Exhibit            Numbered Page
---------------------     ----------------------------------    ----------------

         27               Financial data schedule                       23