Form 10-Q/A
period 1998-06-30
LOMAK PETROLEUM INC
filed 1998-08-17
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[x] Quarterly Report under section 13 OR 15(d) of the Securities Exchange act of 1934

                       For the quarter ended June 30, 1998

[ ] Transition report under Section 13 or 15(D) of the Securities Exchange Act of 1934 (No fee required)
     For the transaction period from ______ to ________

                          COMMISSION FILE NUMBER 0-9592


                              LOMAK PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  34-1312571
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)



       500 THROCKMORTON STREET,
           FT. WORTH, TEXAS                                    76102

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

          21,283,677 Common Shares were outstanding on August 12, 1998.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              LOMAK PETROLEUM, INC.

                                   FROM 10-Q/A
                                 AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 as set forth in the pages attached hereto:


PART I     FINANCIAL INFORMATION

         Footnote 6.       Commitments and Contingencies

         Footnote 6 is hereby amended by replacing the final paragraph therein in its entirety with the following:

         On May 22, 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger are grossly unfair to a purported class of Domain stockholders and that the defendants (except Lomak) violated their legal duties to the class in connection with the Merger. Lomak is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action seeks an injunction enjoining the Merger as well as a claim for money damages. Lomak is currently engaged in active discussions regarding this matter.

PART II    OTHER INFORMATION

         Item 1.           Legal Proceedings

         Item 1 is hereby amended by replacing the final paragraph therein in its entirety with the following:

         On May 22, 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger are grossly unfair to a purported class of Domain stockholders and that the defendants (except Lomak) violated their legal duties to the class in connection with the Merger. Lomak is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action seeks an injunction enjoining the Merger as well as a claim for money damages. Lomak is currently engaged in active discussions regarding this matter.

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A, Amendment No. 1 to its Quarterly Report on Form 10-Q, to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        LOMAK PETROLEUM, INC.



                                        By:  /s/ THOMAS W. STOELK
                                           ------------------------------------
                                                      Thomas W. Stoelk
                                                      Senior Vice President
                                                      Finance & Administration
                                                      Chief Financial Officer









August 17, 1998