Form 10-Q
period 1998-09-30
RANGE RESOURCES CORP
filed 1998-11-17
CIK 315852

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

   {X}          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998


   { }          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transaction period from __________ to ____________

                          COMMISSION FILE NUMBER 0-9592



                           RANGE RESOURCES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                               34-1312571
             ------------------------                   -------------------
             (State of incorporation)                    (I.R.S. Employer
                                                        Identification No.)


     500 THROCKMORTON STREET, FT. WORTH, TEXAS                 76102
     -----------------------------------------               ----------
     (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (817) 870-2601


                              LOMAK PETROLEUM, INC.
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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


         35,350,142 Common Shares were outstanding on November 10, 1998.

PART I. FINANCIAL INFORMATION

      The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's December 31, 1997 Form 10-K. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     December 31,  September 30,
                                                         1997          1998
                                                     ------------  -------------
                                                                    (unaudited)
ASSETS
Current assets
  Cash and equivalents..............................   $   9,725    $     9,693
  Accounts receivable...............................      29,200         29,993
  IPF receivables (Note 4)..........................           -          7,140
  Marketable securities.............................       5,777          1,956
  Inventory and other...............................       2,779          5,802
                                                       ---------    -----------
                                                          47,481         54,584
                                                       ---------    -----------

IPF receivables, net (Note 4).......................           -         69,408

Oil and gas properties, successful efforts method...     785,223      1,079,864
  Accumulated depletion.............................    (161,416)      (252,653)
                                                       ---------    -----------
                                                         623,807        827,211
                                                       ---------    -----------

Transportation, processing and field assets.........      85,904         86,942
  Accumulated depreciation..........................      (9,730)       (13,727)
                                                       ---------    -----------
                                                          76,174         73,215
                                                       ---------    -----------
Other...............................................      11,371         11,693
                                                       ---------    -----------
                                                       $ 758,833    $ 1,036,111
                                                       =========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..................................   $  26,878    $    32,070
  Accrued liabilities...............................      22,241         27,614
  Current portion of long-term debt (Note 5)........         413             19
                                                       ---------    -----------
                                                          49,532         59,703
                                                       ---------    -----------

Senior debt (Note 5)................................     186,712        368,176
Non-recourse debt of IPF subsidiary (Note 5)........           -         53,795
Subordinated debt (Note 5)..........................     180,000        180,000

Deferred taxes (Note 11)............................      25,639         19,862
Company-obligated preferred securities of
  subsidiary trust (Note 8).........................     120,000        120,000
Commitments and contingencies (Note 7)..............           -              -

Stockholders' equity (Notes 8 and 9)
  Preferred stock, $1 par, 10,000,000 shares
     authorized, $2.03 convertible preferred,
     1,150,000 issued (liquidation preference
     $28,750,000)..................................       1,150          1,150
  Common stock, $.01 par, 50,000,000 shares
     authorized, 21,058,442 and 34,672,349 issued..         211            347
  Capital in excess of par value....................     217,631        328,532
  Retained earnings (deficit).......................     (22,412)       (91,738)
  Unrealized gain (loss) on marketable securities...         370         (3,716)
                                                       ---------    -----------
                                                         196,950        234,575
                                                       ---------    -----------
                                                       $ 758,833    $ 1,036,111
                                                       =========    ===========

                             SEE ACCOMPANYING NOTES.

                          RANGE RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                               ---------------------     ------------------------
                                                                 1997         1998         1997          1998
                                                               --------    ---------     ---------    -----------
                                                                    (unaudited)                (unaudited)
Revenues
  Oil and gas sales......................................      $ 30,834    $  32,467     $  91,801     $  95,748
  Transportation, processing and marketing...............         1,905        1,682         5,874         5,045
  IPF income, net........................................             -        1,026             -         1,026
  Interest and other.....................................         2,330          256         6,345         1,894
                                                               --------    ---------     ---------     ---------
                                                                 35,069       35,431       104,020       103,713
                                                               --------    ---------     ---------     ---------

Expenses
  Direct operating.......................................         8,012        9,999        23,296        26,041
  Exploration............................................           355        1,997         1,532         4,428
  General and administrative.............................         1,514        2,401         3,647         6,336
  Interest...............................................         7,343       10,995        18,528        29,103
  Interest - IPF.........................................             -          348             -           348
  Depletion, depreciation and amortization...............        13,376       14,618        38,042        39,371
  Provision for impairment...............................             -       97,862             -        97,862
                                                               --------    ---------     ---------     ---------
                                                                 30,600      138,220        85,045       203,489
                                                               --------    ---------     ---------     ---------

Income (loss) before taxes................................        4,469     (102,789)       18,975       (99,776)

Income taxes
  Current................................................           169           57         1,646           192
  Deferred...............................................         1,491      (35,939)        5,589       (34,884)
                                                               --------    ---------     ---------     ---------

                                                                  1,660      (35,882)        7,235       (34,692)
                                                               --------    ---------     ---------     ---------
Net income (loss) ........................................     $  2,809    $ (66,907)    $  11,740     $ (65,084)
                                                               ========    =========     =========     =========
Comprehensive income (loss) Note (2)......................     $  3,766    $ (68,243)    $  11,120     $ (67,679)
                                                               ========    =========     =========     =========

Earnings (loss) per common share..........................
  Basic..................................................      $    .11    $   (2.57)    $     .52       $ (2.92)
                                                               ========    =========     =========     =========
  Dilutive...............................................      $    .11    $   (2.57)    $     .49       $ (2.92)
                                                               ========    =========     =========     =========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1997               1998
                                                 ----------         -----------
                                                          (unaudited)
Cash flows from operations:
Net income (loss)............................... $   11,740          $  (65,084)
Adjustments to reconcile net income (loss) to
  net cash provided by operations:
    Depletion, depreciation and amortization....     38,042              39,371
    Provision for impairment....................          -              97,862
    Amortization of security issuance costs.....        593                 868
    Deferred taxes..............................      5,589             (34,884)
    Changes in working capital net of
      effects of purchases of businesses:
        Accounts receivable.....................    (10,973)              5,314
        IPF receivables.........................          -                   -
        Marketable securities...................     (2,425)                (67)
        Inventory and other.....................     (3,595)               (583)
        Accounts payable........................      6,020              (5,747)
        Accrued liabilities.....................      7,389               1,620
    Gain on sale of assets and other............     (4,957)             (2,874)
                                                 ----------          ----------
Net cash provided by operations.................     47,423              35,796

Cash flows from investing:
    Acquisition of businesses, net of cash......          -             (46,277)
    Oil and gas properties......................   (425,462)           (128,485)
    Additions to property and equipment.........    (64,488)             (1,131)
    IPF investments of capital..................          -              (3,397)
    IPF repayments of capital...................          -                 596
    Proceeds on sale of assets..................     13,096              18,195
                                                 ----------          ----------
Net cash used in investing......................   (476,854)           (160,499)

Cash flows from financing:
    Proceeds from indebtedness..................    502,517             130,608
    Repayments of indebtedness..................   (134,015)               (406)
    Preferred stock dividends...................     (1,751)             (1,751)
    Common stock dividends......................     (1,416)             (2,490)
    Proceeds from common stock issuance.........     66,720               1,415
    Repurchase of common stock..................        (14)             (2,705)
                                                 ----------          ----------
Net cash provided by financing..................    432,041             124,671
                                                 ----------          ----------

Change in cash..................................      2,610                 (32)
Cash and equivalents at beginning of period.....      8,625               9,725
                                                 ==========          ==========
Cash and equivalents at end of period........... $   11,235          $    9,693
                                                 ==========          ==========

Supplemental disclosures of non-cash investing
  and financing activities:
  Purchase of property and equipment financed
    with common stock........................... $   30,000          $  111,062
  Common stock issued in connection with benefit
    plans.......................................        225               1,267

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION

     Range Resources Corporation ("Range" or the "Company") is an independent oil and gas company engaged in development, exploration and acquisition primarily in four core areas: Permian, Midcontinent, Gulf Coast and Appalachia. In addition, through its IPF subsidiary, the Company engages in financing activities by purchasing term overriding royalty interests in oil and gas properties. Historically, the Company has increased its reserves and production through acquisitions, development and exploration. Range's objective is to maximize shareholder value through growth in its reserves, production, cash flow and earnings through a balanced program of development, exploration and acquisition, as well as, continuing to build up its portfolio of independent producer financings. In pursuing this strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established operating, engineering, geoscience, marketing and acquisition expertise. At December 31, 1997, pro forma combined proved reserves totaled
960 Bcfe, having a pre-tax present value at constant prices on that date of $836 million and a reserve life index of 12.8 years.

     In August 1998, the stockholders of the Company approved the acquisition via merger (the "Merger") of Domain Energy Corporation ("Domain"). Pursuant to the Merger, stockholders of Domain received approximately 13.6 million shares of the Company's Common Stock. The Company also purchased 3.8 million Domain shares for $50.5 million in cash. As a result of the Merger, Domain became a wholly-owned subsidiary of Lomak. Simultaneously, Lomak stockholders approved changing the company's name to Range Resources Corporation.

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

INDEPENDENT PRODUCER FINANCE ("IPF")

     Through IPF, Range acquires dollar denominated term overriding royalty interests in oil and gas properties owned by independent oil and gas producers. The Company accounts for the acquired term overriding royalty interests as receivables because the funds advanced to a producer for these interests are repaid from an agreed upon share of cash proceeds from the sale of production until the amount advanced plus a specified return or interest is paid. Only the interest portion of payments received from a producer are recognized as revenues on the statement of operations. The remaining cash receipts are recorded as a reduction in receivables on the balance sheet and as a return of capital on the statement of cash flows. An allowance is charged to operations in each accounting period. Periodically, the Company performs a review for possible uncollectible accounts receivable and provides for unrecoverable amounts in its allowance for uncollectible accounts.

OIL AND GAS PROPERTIES

     The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. Depletion rates per Mcfe were $0.98 and $0.87 in the third quarters of 1997 and 1998, respectively. Approximately
$111.2 million and $72.3 million of net oil and gas properties were not subject to depletion as of December 31, 1997 and September 30, 1998, respectively.

     The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability subsequent to the Merger, the Company recorded a $97.9 million provision for impairment which reduced the carrying value of certain oil and gas properties to what the Company estimates to have been their fair value at that time. The impairment provision consisted of $55.9 million of oil and gas properties acquired in the Merger and $42 million of unproved oil and gas properties. The provision for impairment on the oil and gas properties was primarily due to declines in oil and gas prices. Fair value was based on estimated future cash flows to be generated by the oil and gas properties, discounted at a market rate of interest. Impairment is recognized only if the carrying amount of a property is greater than its expected future cash flows. The amount of the impairment was based on an estimate of fair value.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

     The Company owns and operates over 3,000 miles of gas gathering systems and a gas processing plant in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to twenty years.

     The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except buildings which are being depreciated over ten to twenty-five year periods.

SECURITY ISSUANCE COSTS

     Expenses associated with the issuance of the 6% Convertible Subordinated Debentures due 2007, the 8.75% Senior Subordinated Notes due 2007 and the 5 3/4% Trust Convertible Preferred Securities are included in Other Assets on the accompanying balance sheet and are being amortized on the interest method over the term of the securities.

GAS IMBALANCES

     The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1997 and September 30, 1998 were not material.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128 "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128.

COMPREHENSIVE INCOME

     Effective January 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income and changes in the fair value of marketable securities. The following is a calculation of the Company's comprehensive income for the three and nine months ended September 30, 1997 and 1998.

                                               Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                             ---------------------      ----------------------
                                               1997        1998           1997         1998
                                             -------    ----------      --------     ---------
Net income (loss)..........................  $ 2,809    $  (66,907)     $ 11,740     $ (65,084)
  Add: Unrealized gain/(loss)
    Gross..................................    1,702        (2,138)        1,155        (4,087)
    Tax effect.............................     (629)          802          (427)        1,533
  Less: Realized gain/(loss)
    Gross..................................     (184)            -        (2,140)          (66)
    Tax effect.............................       68             -           792            25
                                             -------     ---------      --------     ---------
Comprehensive income (loss)................  $ 3,766     $ (68,243)     $ 11,120     $ (67,679)
                                             =======     =========      ========     =========


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

NATURE OF BUSINESS

     The Company operates in an environment with many financial and operating risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the ability to acquire term overriding royalty interests in oil and gas properties, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, borrowings or the issuance of additional debt or equity.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior period numbers to conform with the current period presentation.

(3)  ACQUISITIONS

     All acquisitions have been accounted for as purchases. The purchase prices were allocated to the assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of debt and equity securities.

     In the first quarter of 1997, oil and gas properties located in West Texas, South Texas and the Gulf of Mexico (the "Cometra Properties") were acquired for $385 million. The Cometra Properties are located primarily in the Company's core operating areas and include producing oil and gas properties, leasehold acreage, gas pipelines, a 25,000 Mcf/d gas processing plant and an above-market gas contract with a utility. The utility filed an action concerning the above-market gas contract which is discussed in Note 7.

     In September 1997, properties in Appalachia (the "Meadville Properties") were acquired for a purchase price of $92.5 million. The Meadville Properties are located in certain of the Company's core operating areas and included producing oil and gas properties, leasehold acreage and gas pipelines. In December 1997, the Company sold a net profits interest in the properties for $36.3 million.

     In December 1997, certain oil properties located in the Fuhrman-Mascho field in West Texas (the "Fuhrman-Mascho Properties") were acquired for a purchase price of $40 million. The Fuhrman-Mascho Properties included producing oil and gas properties and leasehold acreage.

     In March 1998, oil and gas properties in the Powell Ranch Field in West Texas (the "Powell Ranch Properties") were acquired for a purchase price of $57 million. At the Company's election, $15 million of the consideration is payable in cash or Common Stock in eight equal monthly installments which began on June 1, 1998. At September 30, 1998 the remaining $7.5 million was included in senior indebtedness.

     As described in Note 1, the Company completed the Merger for a purchase price of $161.6 million, comprised of $50.5 million in cash and $111.1 million of Common Stock. Domain's principal assets included oil and gas operations primarily onshore in the Gulf Coast and in the Gulf of Mexico, as well as, IPF.

         In addition to the above mentioned acquisitions, the Company purchased various other properties for consideration of $26 million and $22 million during the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. In addition to the Merger, the pro forma operating results include the following transactions: (i) the sale of approximately 4 million shares of Lomak Common Stock and the application of the net proceeds therefrom, (ii) the sale of $125 million of Lomak 8.75% Senior Subordinated Notes and the application of the net proceeds therefrom, (iii) the sale of $120 million of Lomak 5 3/4% Trust Convertible Preferred Securities and the application of the net proceeds therefrom, (iv) the purchase by Lomak of the Meadville Properties, (v) the purchase by Lomak of the Powell Ranch Properties; and the following Domain transactions: (i) the disposition of its interest in certain natural gas properties located in Michigan, (ii) the sale of approximately 6.3 million shares of its Common Stock and the application of the net proceeds therefrom,
(iii), the sale of approximately 643,037 shares of its Common Stock to First Reserve Fund VII, Limited Partnership and the application of the net proceeds therefrom and (iv) the purchase of certain net profits overriding royalty interests owned by three institutional investors. All acquisitions were accounted for as purchase transactions.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                        1997                1998
                                    -----------          ----------
                                    (In thousands, except per share data)
Revenues........................    $   159,932          $   142,931
Net income......................         10,864              (68,715)
Earnings per share-basic........           0.26                (1.92)
Earnings per share-diluted......           0.24                (1.92)
Total assets....................      1,012,187            1,036,361
Stockholders' equity............        298,713              234,738

     The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results.

(4)  IPF RECEIVABLES

     At September 30, 1998, IPF had net receivables of $76.8 million. The receivables result from the Company's purchase of production payments in the form of term overriding royalty interests in exchange for an agreed upon share of revenues from identified properties until the amount invested and a specified rate of return on investment is paid in full. IPF's overriding royalty interest constitutes a property interest that serves as security for the receivables. Based on reserve data available, the Company has estimated that $7.1 million of receivables at September 30, 1998 will be repaid in the next twelve months and has classified such receivables as current assets. The net outstanding receivables includes an allowance for uncollectible accounts of $7.4 million.

(5)  INDEBTEDNESS

     The Company had the following debt outstanding as of the dates shown. Interest rates at September 30, 1998 are shown parenthetically (in thousands):

                                                     December 31,  September 30,
                                                         1997          1998
                                                     ------------  -------------
Credit Facility (6.6%)............................    $  186,700     $ 360,676
Other (6.9%)......................................           425         7,519
                                                      ----------     ---------
                                                         187,125       368,195
Less amounts due within one year..................           413            19
                                                      ----------     ---------
Senior debt, net..................................    $  186,712     $ 368,176
                                                      ==========     =========
Non-recourse debt of IPF subsidiary (7.9%)........    $        -     $  53,795
                                                      ==========     =========

8.75% Senior Subordinated Notes due 2007..........    $  125,000     $ 125,000
6% Convertible Subordinated Debentures due 2007...        55,000        55,000
                                                      ----------     ---------
Subordinated debt.................................    $  180,000     $ 180,000
                                                      ==========     =========

     The Company maintains a $400 million revolving bank facility (the "Credit Facility"). The Credit Facility provides for a borrowing base which is subject to semi-annual redeterminations. At September 30, 1998, the borrowing base on the facility was $385 million of which $24 million was available to be drawn. The Credit Facility presently bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Interest is payable quarterly and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the credit facility annually. The Company is currently in the process of completing a semi-annual borrowing base redetermination. Upon completion of the redetermination the Company believes the borrowing base amount will exceed the current outstanding balance on the Credit Facility. The Company also believes that the borrowing base will be reduced by the next subsequent redetermination scheduled for May 1999 and the Company will be required to repay any shortfall by such date. The Company expects to remain in compliance with the borrowing base requirement by applying excess cash flow and proceeds from property dispositions to repay the outstanding balance under the Credit Facility. The weighted average interest rates on these borrowings were 6.6% and 6.8% for the three months ended September 30, 1997 and 1998, respectively.

     IPF has a $150 million revolving credit facility (the "IPF Facility") through which it finances its activities. The IPF Facility matures June 1, 1999 at which time all amounts owed thereunder are due and payable. The IPF Facility is secured by substantially all of IPF's assets and is non-recourse to the Company. The borrowing base under the IPF Facility as of September 30, 1998 was $64 million and is subject to redeterminations, which occur routinely during the year. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding. A commitment fee is paid quarterly on the average undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.9% on September 30, 1998.

     The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") are not redeemable prior to January 15, 2002. Thereafter, the 8.75% Notes are subject to redemption at the option of the Company, in whole or in part, at redemption prices beginning at 104.375% of the principal amount and declining to 100% in 2005. The 8.75% Notes are unsecured general obligations of the Company and are subordinated to all senior debt (as defined) of the Company. The 8.75% Notes are guaranteed on a senior subordinated basis by all of the subsidiaries of the Company and each guarantor is a wholly owned subsidiary of the Company. The guarantees are full, unconditional and joint and several. Separate financial statements of each guarantor are not presented because they are included in the consolidated financial statements of the Company and management believes that their disclosure provides no additional benefits.

     The 6% Convertible Subordinated Debentures Due 2007 (the "Debentures") are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity. The Debentures are convertible at a conversion price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually. The Debentures will mature in 2007 and are not redeemable prior to February 1, 2000. The Debentures are unsecured general obligations of the Company subordinated to all senior indebtedness (as defined) of the Company.

     The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of September 30, 1998. Interest paid during the nine months ended September 30, 1997 and 1998 totaled $15.4 million and $32.1 million, respectively.

(6)  FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the Credit and IPF Facilities (collectively "the Bank Facilities") approximate their fair value as they bear interest at rates indexed to LIBOR. In connection with the Merger, the IPF receivables were adjusted to what the Company estimates to have been their fair values at that time. The

Company's receivables are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk.

     A portion of the Company's future crude oil and natural gas sales are periodically hedged against price risks through the use of futures, option or swap contracts. The gains and losses on these instruments are included as an adjustment to oil and gas revenue. The Company also manages a portion of its interest rate risk on its credit facility through the use of interest rate swap agreements. Gains and losses on swap agreements are included as an adjustment to interest expense.

     The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                               December 31,               September 30,
                                                   1997                       1998
                                        -------------------------    -----------------------
                                                                 (In thousands)

                                            Book         Fair           Book         Fair
                                           Value         Value          Value        Value
                                        -----------    ----------    ----------    ---------
Cash and equivalents................     $   9,725      $   9,725     $   9,693    $   9,693
Marketable securities...............         5,407          5,777         5,672        1,956
IPF receivables.....................             -              -        76,548       76,548
Long-term debt......................      (367,125)      (367,125)     (601,990)    (601,990)
Commodity swaps.....................             -          1,071             -          (86)
Interest rate swaps.................             -             73             -          113

     The gains or losses on hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. At September 30, 1998, the Company had open hedging contracts covering an average of 25,000 Mmbtu of gas per day at prices ranging from $2.02 to $2.53 per Mmbtu. Net gains (losses) relating to these derivatives for the nine months ended September 30, 1997 and 1998 approximated $(418,000) and $2.8 million, respectively.

     Interest rate swap agreements are accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At September 30, 1998, the Company had $100 million of borrowings subject to five interest rate swap agreements at rates of 5.64%, 5.71%, 5.59%, 5.35% and 4.82% through October 1998, September 1999, October 1999, January 2000 and September 2000, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on September 30, 1998 was 5.38%. The fair value of the interest rate swap agreements at September 30, 1998 is based upon current quotes for equivalent agreements. As discussed in Note 5, the Company's Bank Facilities are based on LIBOR plus an Applicable Margin, (as defined).

     These hedging activities are conducted with major financial or commodities trading institutions which management believes entail acceptable levels of market and credit risks. At times such risks may be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.

(7)  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

     In July 1997, a gas utility filed an action in the state district court. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract it sought, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. Range counterclaimed seeking damages for breach of contract and repudiation of the contract. In May 1998, the court granted a partial summary judgment on the contract interpretation issue in favor of the gas utility. In October 1998, the gas utility dropped its damages claim and the state district court signed a final judgment in this case. Range intends to appeal the final judgment.

     In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for money damages. On September 3, 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys' fees and expenses of the plaintiffs' counsel in an amount not to exceed $290,000. The settlement in principle is subject to court approval and certain other conditions that have not yet been satisfied.

(8)  EQUITY AND TRUST SECURITIES

     In October 1997, the Company, through a newly-formed affiliate Lomak Financing Trust (the "Trust") completed the issuance of $120 million of 5 3/4% trust convertible preferred securities (the "Convertible Preferred Securities"). The Trust issued 2,400,000 shares of the Convertible Preferred Securities at $50 per share. Each Convertible Preferred Security is convertible at the holder's option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share.

     The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by Range (the "Junior Debentures"). In turn, the Company used the net proceeds from the issuance of the Junior Convertible Debentures to repay a portion of its Credit Facility. The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Convertible Preferred Securities mature on November 1, 2027. Range and the Trust may redeem the Junior Debentures and the Convertible Preferred Securities, respectively, in whole or in part, on or after November 4, 2000. For the first twelve months thereafter, redemptions may be made at 104.025% of the principal amount. This premium declines proportionally every twelve months until November 1, 2007, when the redemption price becomes fixed at 100% of the principal amount. If the Company redeems any Junior Debentures prior to the scheduled maturity date, the Trust must redeem Convertible Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Debentures so redeemed.

     Range has guaranteed the payments of distributions and other payments on the Convertible Preferred Securities only if and to the extent that the Trust has funds available. Such guarantee, when taken together with Range's obligations under the Junior Debentures and related indenture and declaration of trust, provide a full and unconditional guarantee of amounts due on the Convertible Preferred Securities.

     Range owns all the common securities of the Trust. As such, the accounts of the Trust will be included in Range's consolidated financial statements after appropriate eliminations of intercompany balances. The distributions on the Convertible Preferred Securities will be recorded as a charge to interest expense on Range's consolidated statements of operations, and such distributions are deductible by Range for income tax purposes.

     In March 1997, the Company sold 4 million shares of common stock in a public offering for $9 million.

     In November 1995, the Company issued 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred Stock") for $28.8 million. The $2.03 Preferred Stock is convertible into common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The $2.03 Preferred Stock is redeemable, at the option of the Company, at any time on or after November 1, 1998, at redemption prices beginning at 105%. At the option of the Company, the $2.03 Preferred Stock is exchangeable for the Company's 8-1/8% Convertible Subordinated Notes due 2005. The notes would be subject to the same redemption and conversion terms as the $2.03 Preferred Stock.

(9)  STOCK OPTION AND PURCHASE PLAN

     The Company has four stock option plans as well as a stock purchase plan. Two of the stock option plans were adopted as a result of the Merger. Information with respect to these stock option plans is summarized as follows:

                                                             Plans adopted via the Merger
                                                             ----------------------------
                                     Option      Director's    Option        Director's
                                      Plan         Plan         Plan            Plan          Total
                                    ---------    ----------  -----------    -------------    ---------
Outstanding at December 31, 1997:   1,499,692     108,000             -             -        1,607,692
      Granted....................     836,395      32,000             -             -          868,395
      Adopted in Merger..........           -           -     1,143,665        19,340        1,163,005
      Exercised..................     (54,610)          -       (34,703)            -          (89,313)
      Expired/Cancelled..........     (17,860)          -       (99,455)            -         (117,315)
                                    ---------     -------     ---------        ------        ---------
Outstanding at September 30, 1998:  2,263,617     140,000     1,009,507        19,340        3,432,464
                                    =========     =======     =========        ======        =========

     Range maintains a stock option plan (the "Option Plan") which authorizes the grant of options of up to 3.0 million shares of Common Stock. However, no new options may be granted which would result in there being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the Option Plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The Option Plan is administered by the Compensation Committee of the Board. All options issued under the Option Plan before September 1998 vest 30% after one year, 60% after two years and 100% after three years and options issued after that date vest 25% per year beginning one year after the grant date. During the nine months ended September 30, 1998, options covering 54,610 shares were exercised at prices ranging from $5.12 to $10.50 per share. At September 30, 1998, 956,000 options were exercisable at prices ranging from $3.38 to $18.06 per share.

     In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At September 30, 1998, 72,800 options were exercisable at prices ranging from $7.75 to $16.88 per share.

     In connection with the Merger, Range adopted the Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Domain Option Plan") and the Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors (the "Domain Director Plan). Subsequent to the Merger, no new options will be granted under the Domain Option and Director Plans and existing options are exercisable into shares of Range Common Stock. At September 30, 1998, 540,000 options were currently exercisable under the Domain Option Plan at $3.46 per share. The remaining options have an exercise price of $0.01 per share and vest 426,000 in February 1999 and 44,000 in April 1999. At September 30, 1998, options totaling 19,340 shares were outstanding and exercisable under the Domain Director Plan at $11.77 per share.

     In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the 1997 Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The 1997 Plan is administered by the Compensation Committee of the Board. During the nine months ended September 30, 1998, officers, key employees and outside directors purchased 211,019 common shares from the Company for total consideration of $1.3 million. From inception through September 30, 1998, a total of 292,000 shares had been sold through stock purchase plans, for a total consideration of approximately $2.2 million.

(10) BENEFIT PLAN

     The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1997 were made in Common Stock and totaled $701,000.

(11) INCOME TAXES

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

     The Company has entered into several business combinations accounted for as purchases. In connection with these transactions, deferred tax assets and liabilities of $7.7 million and $23.8 million respectively, were recorded. In 1996 the Company acquired Eastern Petroleum Company in a taxable business combination accounted for as a purchase. A net deferred tax liability of $2.1 million was recorded in the transaction. In 1997 the Company acquired Arrow Operating Company in a tax free business combination accounted for as a purchase. Accordingly, a deferred tax liability of $12 million was recorded. In August 1998 the Company acquired Domain Energy Corporation in a taxable business combination accounted for as a purchase. Accordingly, a deferred tax liability of $29 million was recorded in the purchase.

     As a result of the Company's issuance of equity and convertible debt securities, it experienced a change in control during 1988 as defined by
Section 382 of the Internal Revenue Code. The change in control placed limitations to the utilization of net operating loss carryovers. At
September 30, 1998, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $24 million which are subject to annual limitations as to their utilization and otherwise expire between 1998 and 2012, if unused. The Company has alternative minimum tax net operating loss carryovers of $17 million which are subject to annual limitations as to their utilization and otherwise expire from 1998 to 2012 if unused. The Company has statutory depletion carryover of approximately $3.8 million and an alternative minimum tax credit carryover of approximately $400,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(12) EARNINGS PER COMMON SHARE

     The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands):

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                   ------------------------    ----------------------
                                                      1997        1998            1997        1998
                                                   ----------   -----------    ---------   ----------
Numerator:
  Net Income .................................     $   2,809    $  (66,907)    $  11,740   $  (65,084)
  Preferred stock dividends...................          (584)         (584)       (1,752)      (1,751)
                                                   ---------    ----------     ---------   ----------
  Numerator for earnings per common share.....         2,225       (67,491)        9,988      (66,835)

  Effect of dilutive securities:
    Preferred stock dividends.................             -             -             -            -
                                                   ---------    ----------     ---------   ----------

    Numerator for earnings per common
    share - assuming dilution.................     $   2,225    $  (67,491)    $   9,988   $  (66,835)
                                                   =========    ==========     =========   ==========

Denominator:

  Denominator for basic earnings per common
    share - weighted average shares...........        20,379        26,243        19,227       22,857

  Effect of dilutive securities:
    Employee stock options....................           582           385         1,150          469
    Warrants..................................             -             -             -            -
                                                   ---------    ----------     ---------   ----------
                                                         582           385         1,150          469
                                                   ---------    ----------     ---------   ----------
  Dilutive potential common shares
    Denominator for diluted earnings per share
    adjusted weighted-average shares and
    assumed conversions.......................        20,961        26,628        20,377       23,326
                                                   =========    ==========     =========   ==========
Earnings (loss) per common share...............    $     .11    $    (2.57)    $     .52   $    (2.92)
                                                   =========    ==========     =========   ==========
Earnings (loss) per common
  share - assuming dilution.................       $     .11    $    (2.57)    $     .49   $    (2.92)
                                                   =========    ==========     =========   ==========

     For additional disclosure regarding the Company's Debentures and the $2.03 Preferred Stock, see Notes 5 and 8, respectively. The Debentures were outstanding during 1997 and 1998 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. The $2.03 Preferred Stock was outstanding during 1997 and 1998 and was convertible into 3,026,316 of additional shares of common stock. The 3,026,316 additional shares were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were employee stock options outstanding during the three months ended September 30, 1998 which were exercisable into 1,841,650 shares of the Company's common stock that were not included in the third quarter 1998 computation of diluted earnings per share because the effect was antidilutive. There were employee stock options outstanding during the nine months ended September 30, 1998, which were excercisable into 1,051,370 shares of the Company's common stock that were not included in the nine month period ended September 30, 1998 computations of diluted earnings per share because the effect was antidilutive.

(13) MAJOR CUSTOMERS

     The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 70% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the nine months ended September 30, 1998, one customer accounted for 17% of the Company's total oil and gas revenues. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(14) OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                December 31,     September 30,
                                                    1997             1998
                                                ------------     --------------
                                                                  (unaudited)
Oil and gas properties:
  Proved properties.....................        $    674,067     $    1,007,597
  Unproved properties...................             111,156             72,267
                                                ------------     --------------
    Total...............................             785,223          1,079,864
  Accumulated depletion and impairment..            (161,416)          (252,653)
                                                ------------     --------------
    Net oil and gas properties..........        $    623,807     $      827,211
                                                ============     ==============

                                                                   Nine Months
                                                 Year Ended           Ended
                                                December 31,      September 30,
                                                    1997              1998
                                                ------------     --------------
Costs incurred:
  Acquisition...........................        $    448,822     $      301,094
  Development...........................              56,430             50,723
  Exploration...........................               2,375              3,365
                                                ------------     --------------
    Total costs incurred................        $    507,627     $      355,182
                                                ============     ==============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of 1998 to 1997

         The Company reported a net loss for the three months ended September 30, 1998 of $66.7 million compared to net income of $2.8 million in the third quarter of 1997. During the third quarter of 1998, the Company recorded a non-cash impairment provision with regard to certain of its oil and gas properties amounting to $97.9 million ($63.6 million after tax). Despite lower average energy prices, oil and gas revenues increased 5% in the third quarter of 1998 due to higher production levels. Production volumes increased 22% from 135,700 Mcfe/d in 1997 to 165,800 Mcfe/d in 1998. The average price received on an equivalent unit basis decreased 14% from $2.47 per Mcfe in 1997 to $2.13 per Mcfe in 1998. The average oil price decreased 32% to $11.74 per barrel while average gas prices decreased 9% to $2.23 per Mcf. As a result of the Merger and the Company's larger base of producing properties and production, oil and gas production expenses increased 25% to $10.0 million in 1998 versus $8.0 million in 1997. The average operating cost per Mcfe of production increased 3% from $0.64 in the third quarter of 1997 to $0.66 in 1998.

         Transportation, processing and marketing net revenues decreased 12% to $1.7 million versus $1.9 million in 1997 principally due to decreased gas processing revenues due to a 24% drop in natural gas liquids prices. IPF net revenues have been recorded subsequent to the August 25 Merger date. IPF net revenues consists of interest income related to IPF and has been reduced by $104,000 of associated administrative expenses.

         General and administrative expenses increased 59% from $1.5 million in 1997 to $2.4 million in 1998. The increase was due to higher personnel costs associated with the Company's growth as well as $284,000 of one time legal fees. On a unit of production basis, general and administrative expenses were $0.16 per Mcfe in 1998 versus $0.12 in 1997. Exploration expense increased from $355,000 to $2.0 million due to siesmic costs associated with the Company's exploration program.

         Interest and other income decreased from $2.3 million in 1997 to $0.3 million in 1998 primarily due to lower levels of non-strategic asset sales in 1998. In 1998 interest expense increased 54% to $11.3 million as compared to $7.3 million in 1997. The increase was primarily a result of the higher average outstanding debt balance during the year due to the financing of acquisitions. The average outstanding balances on the Credit Agreement were $192 million and $240 million for 1997 and the nine months ended September 30, 1998, respectively. The weighted average interest rate on these borrowings was 6.6% and 6.7% for nine month periods ended September 30, 1997 and 1998, respectively.

         Depletion, depreciation and amortization increased 9% compared to 1997 as a result of increased production volumes offset by a lower average depletion rate. The average depletion rate was $0.98 per Mcfe in the third quarter of 1997 versus $0.84 per Mcfe in the third quarter of 1998.

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         Total assets at September 30, 1998 were $1.0 billion of which $827 million were oil and gas properties. Total assets rose $277 million from year end 1997, primarily as a result of the Merger. At quarter end, capitalization stood at $957 million of which 63% was comprised of debt. Excluding the non-recourse debt of IPF, 61% of the capitalization was debt. Long-term debt at September 30, 1998 included $368 million of senior debt, $180 million of subordinated debt and $54 million of non-recourse debt of IPF. The Credit Facility and the IPF Facility provide for quarterly payments of interest with principal due in February 2002 and December 1999, respectively. The two subordinated debt issues provide for semi-annual payments of interest with principal due 2007.

Equity and Debt Issuances

         In August 1998, the stockholders of Lomak approved the issuance of Common Stock pursuant to the Merger Agreement. In accordance with the Merger Agreement, stockholders of Domain received, 1.2083 shares of Common Stock (approximately 13.6 million shares) for each Domain share. As a condition of the Merger, Lomak purchased 3.3 million Domain shares for $43.9 million in cash from Domain's largest stockholder. In addition, the Company purchased in the open market 577,200 shares of Domain common stock for $6.6 million in cash. As a result of the Merger, Domain became a wholly-owned subsidiary of Lomak. The Lomak stockholders also approved a proposal to change the company name to Range Resources Corporation .

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

         In October 1997, the Company completed a private offering of 2,400,000 trust convertible preferred securities for a total of $120 million. The proceeds from the offering were used to repay a portion of the Credit Facility. This transaction is more fully described in Note (8) Equity and Trust Securities.

Cash Flow

         The Company's principal operating sources of cash include sales of oil and gas, IPF income and revenues from gas transportation, processing and marketing. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil or gas could result in reductions of both cash flow and the borrowing base under the Bank Facilities which would result in decreased funds available, including funds intended for planned capital expenditures.

         The Company's net cash provided by operations for the nine months ended September 30, 1997 and 1998 was $47.4 million and $35.8 million, respectively. The decrease in the Company's cash flow from operations is primarily due to a 12% decline in average oil and gas prices.

         The Company's net cash used in investing for the nine months ended September 30, 1997 and 1998 was $476.9 million and $160.7 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development, IPF investments and, to a lesser extent, exploration and additions of field assets. These uses of cash have historically been partially offset by cash inflows associated with asset sales and IPF return of capital. The Company's acquisition, drilling and IPF activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by financing for the nine months ended September 30, 1997 and 1998 was $432.0 million and $124.7 million, respectively. Sources of financing used by the Company during the most recent nine month period were borrowings under its Bank Facilities.

Capital Requirements

         During the nine months ended September 30, 1998, $50.7 million and $3.4 million of costs were incurred for development and exploration activities, respectively. The Company periodically evaluates its development and exploration budgets and makes changes based on performance, energy prices and capital availability. In early 1998, expenditures related to oil properties were substantially reduced due to a sharp drop in oil prices. Although these expenditures are principally discretionary, development and exploration expenditures are currently expected to consume a majority of internally generated cash flows. The remaining internally generated cash flows will be available for debt repayment, acquisitions, or other capital expenditures.

Bank Facilities

         The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The Borrowing Base is currently $385 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. The Company is currently in the process of completing a semi-annual borrowing base redetermination. Upon completion of the redetermination the Company believes the borrowing base amount will exceed the current outstanding balance on the Credit Facility. The Company also believes that the borrowing base will be reduced by the next subsequent redetermination scheduled for May 1999 and the Company will be required to repay any shortfall by such date. The Company expects to remain in compliance with the borrowing base requirement by applying excess cash flow and proceeds from property dispositions to repay the outstanding balance under the Credit Facility. The Credit Facility presently bears interest at prime rate or LIBOR plus 0.625% to 1.125% depending upon the percentage of the borrowing base drawn. Based on levels of debt outstanding as of September 30, 1998 the margin was 1.125%. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts.

         The IPF Facility is recourse only to the assets of the IPF subsidiary and is non-recourse to Range's other assets. The facility matures June 1, 1999 at which time all amounts owed thereunder are due and payable. It is the Company's policy to extend the term period of the facility annually. The IPF Facility is secured by substantially all of IPF's oil and gas term overriding royalty interests, including the notes receivable generated therefrom. The borrowing base under the IPF Facility as of September 30, 1998 was $64 million and is subject to a semi-annual redeterminations. The facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding. Based on levels of debt outstanding as of September 30, 1998 the margin was 2.25%.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At September 30, 1998, the Company had open hedging contracts covering an average of 25,000 Mmbtu of gas per day for the period October 1998 through December 1998 and 470 Bbls of oil per day for the period October 1998 through December 1998. The gas contracts are at prices ranging from $2.02 to $2.53 per Mmbtu and the oil contracts are at $18.15 per Bbl. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains (losses) relating to these derivatives for the nine months ended September 30, 1997 and 1998, approximated $(418,000) and $2.8 million respectively.

INFLATION AND CHANGES IN PRICES

     The Company's revenues and the value of its oil and gas properties and IPF investments have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first nine months of 1998, the Company received an average of $12.39 per barrel of oil, a decrease of 34% from the comparable 1997 period, and $2.43 per Mcf of gas, a decrease of 4% from the comparable 1997 period. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first nine months of 1998.

YEAR 2000

     The Company has developed a plan (the "Year 2000 Plan") to address the Year 2000 issue caused by computer programs and applications that utilize two digit date fields rather than four to designate a year. As a result, computer equipment, software and devices with embedded technology that are date sensitive may be unable to recognize or misinterpret the actual date. This could result in a system failure or miscalculations causing disruptions of operations. The Company's Board of Directors has established a Year 2000 committee to review the adoption and implementation of the Year 2000 Plan.

     The Company is in the process of assessing its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Those items not to be considered as IT technology include alarm systems, fax machines, monitors for field operations, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology which complicates Range's Year 2000 identification and assessment efforts to date. Range is in the process of replacing the computer equipment and software it currently uses to become Year 2000 compliant. The Company estimates that 75% of its computer equipment and software are currently Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, Range plans to obtain replacements that are in compliance with the Year 2000.

     The Company has begun discussion with its significant vendors and customers on the need to be Year 2000 compliant. Range plans to mail questionnaires to its significant vendors, customers and service providers to assist in an assessment of whether they will be Year 2000 compliant. If they are not, such failure could affect the ability of the Company to sell its oil and gas and receive payments therefrom and the ability to get vendors and service providers to provide products and services in support of the Company's operations. The Company expects to complete this assessment by June 30, 1999. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers.

     As discussed above, Range is in the process of replacing certain computer equipment and software because of the Year 2000 issue. The Company estimates that the cost to complete these efforts, which include software upgrades under normal maintenance agreements with third party vendors, will not exceed $350,000.

     Range has not yet begun a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from failure by Range and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not been clearly identified. Range plans to complete such analysis and contingency planning by December 31, 1999.

     Range presently does not plan to incur significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact Range's results of operations or adversely affect its relationship with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Range's systems or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position.

     In July 1997, a gas utility filed an action in the state district court. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract it sought, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. Range counterclaimed seeking damages for breach of contract and repudiation of the contract. In May 1998, the court granted a partial summary judgment on the contract interpretation issue in favor of the gas utility. In October 1998, the gas utility dropped its damages claim and the state district court signed a final judgment in this case. Range intends to appeal the final judgment.

     In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for money damages. On September 3, 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys' fees and expenses of the plaintiffs' counsel in an amount not to exceed $290,000. The settlement in principle is subject to court approval and certain other conditions that have not yet been satisfied.

Items 2 - 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     At a Special Meeting of the Stockholders of the Company (the "Special Meeting") held on August 25, 1998, the Stockholders of the Company approved the issuance of up to 15,490,704 shares of common stock of the Company (the "Share Issuance") pursuant to the Agreement and Plan of Merger dated May 12, 1998, as amended (the "Merger Agreement"), among the Company, DEC Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and Domain Energy Corporation, a Delaware Corporation ("Domain"). Pursuant to the Merger Agreement, Merger Sub was merged with and into Domain with Domain surviving the Merger as "Range Energy Corporation." In addition to the Share Issuance, at the Special Meeting the stockholders approved the amendment of the Company's certificate of incorporation to change the name of the Company to "Range Resources Corporation" (the "Name Change"). At the Special Meeting, 14,497,264 shares were voted for the Share Issuance, 207,481 shares were voted against the Share Issuance, there were 66,845 abstentions and broker non-votes with respect to the Share Issuance, 20,194,326 shares were voted for the Name Change, 172,495 shares were voted against the Name Change and there were 52,918 abstentions and broker non-votes with respect to the Name Change.

Item 6. Exhibits and Report on Form 8-K

        (a) Exhibits

        2.1 Agreement and Plan of Merger dated May 12, 1998 by and among the Company, Merger Sub and Domain (incorporated by reference to
            Exhibit 2.1 to Registration Statement No. 333-57639 on Form S-4 of the Company).
        2.2 First Amendment to Agreement and Plan of Merger dated May 12, 1998 by and among the Company, Merger Sub and Domain (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-57639 on Form S-4 of the Company).
        3.1 Certificate of Amendment to Certificate of Incorporation of the Company dated August 25, 1998 (incorporated by reference to
            Exhibit 3.1 to Registration Statement No. 333-62439 on Form * of the Company).
        4.1 Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-62439 on Form S-8 of the Company).
        4.2 Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-62439 on Form S-8 of the Company).

        27  Financial data schedule

        (b) Reports on Form 8-K

            Current Report on Form 8-K, dated August 25, 1998 and Form 8K/A dated November 9, 1998 regarding the acquisition of oil and gas properties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RANGE RESOURCES CORPORATION



                                     By: (Thomas W. Stoelk)
                                         ----------------------------
                                         Thomas W. Stoelk
                                         Senior Vice President
                                         Finance & Administration
                                         Chief Financial Officer



November 13, 1998

                                  EXHIBIT INDEX



                                                                                     Sequentially
   Exhibit Number                       Description of Exhibit                       Numbered Page
---------------------     ---------------------------------------------------     --------------------
        2.3               First Amendment to Agreement and Plan of Merger
                          dated May 12, 1998 by and among the Company, Merger
                          Sub and Domain (incorporated by reference to
                          Exhibit 2.1 to Registration Statement No. 333-57639 on
                          Form S-4 of the Company).

        3.1               Certificate of Amendment to Certificate of
                          Incorporation of the Company dated August 25, 1998
                          (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-62439 on Form * of the
                          Company).

        4.1               Second Amended and Restated 1996 Stock Purchase and
                          Option Plan for Key Employees of  Domain Energy
                          Corporation and Affiliates (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-62439 on Form S-8 of the Company).

        4.2               Domain Energy Corporation 1997 Stock Option Plan for
                          Nonemployee Directors (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-62439 on
                          Form S-8 of the Company).

         27               Financial data schedule                                            26



                                       26
`