Form 10-K405
period 1998-12-31
RANGE RESOURCES CORP
filed 1999-03-15
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (MARK ONE)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transaction period from _______ to _______

                          COMMISSION FILE NUMBER 0-9592

                           RANGE RESOURCES CORPORATION
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

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock of the registrant held by non-affiliates (excluding voting shares held by officers and directors) was $87,329,093 on March 9, 1999.
          Indicate the number of shares outstanding of each of the registrant's classes of stock on March 9, 1999: Common Stock $.01 par value: 36,273,196; Preferred Stock $1 par value: 1,149,840.

                      DOCUMENTS INCORPORATED BY REFERENCE:
 Part III of this report incorporates by reference the Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders.

                           RANGE RESOURCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Range Resources Corporation ("Range" or the "Company") is an independent oil and gas company operating in the Appalachian, Permian, Midcontinent and Gulf Coast regions. The Company seeks to build value through a balanced approach of low-risk development and acquisition, higher risk exploitation and exploration and producer finance. Through its Independent Producer Finance subsidiary, the Company engages in financing activities by purchasing term royalties in oil and gas properties. In pursuing this strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established operating, engineering, geoscience, marketing and acquisition expertise. At December 31, 1998, the Company had combined proved reserves totaling 796 Bcfe, having a pre-tax present value at constant prices on that date of $555 million. On an Mcfe basis, the reserves were 80% natural gas, are 80% operated by the Company and have a reserve life index in excess of 13 years.

         In August 1998, the stockholders of Lomak Petroleum, Inc ("Lomak") approved the acquisition via merger (the "Merger") of Domain Energy Corporation ("Domain"). As a result of the Merger, Domain became a wholly-owned subsidiary of Lomak. Simultaneously, Lomak stockholders approved changing the Company's name to Range Resources Corporation.

DESCRIPTION OF THE BUSINESS

  Strategy

         The Company's objective is to maximize stockholder value through a balanced strategy that combines lower risk development and acquisition activities with higher risk, higher impact exploitation and exploration projects. Since 1990, total assets have grown from $24 million to $922 million at year end 1998. During 1999, the Company's goal is to reduce leverage and position the Company to benefit from, rather than merely endure, the downturn in commodity prices. The Company plans to reduce leverage by cutting costs, monetizing assets and limiting exploration and development capital expenditures to internal cash flow. While it will be difficult to generate substantial production growth with a reduced 1999 capital budget, the cost reductions and monetization and sale of assets position Range to weather a prolonged downturn in commodity prices. When prices rebound, the Company should be in position to increase the rate of exploitation of its large development and exploration inventory.

         Management believes that the acquisitions completed since 1990 have substantially enhanced the Company's ability to increase its production and reserves through the ongoing development of the acquired properties. The Company now has over 1,400 proven recompletions and development drilling projects. With its large development inventory, the Company believes that if oil and gas prices rebound it can achieve growth in reserves, production, cash flow and earnings over the next several years, without the benefit of future acquisitions. The Company currently anticipates spending approximately $35 million to $40 million during 1999 on development and exploration activities. The Company's leasehold position now totals approximately 1.9 million gross acres (1.2 million net), providing significant long-term development and exploration potential.

         In order to effectively implement its operating strategy, the Company has concentrated its activities in selected geographic areas. In its core areas, the Company has established separate business units, each with operating, engineering, geological, land, acquisition and other personnel experienced in their geographic area.

The Company believes that this focus provides it with a competitive advantage in sourcing and evaluating new business opportunities, as well as providing economies of scale in operating and developing its properties.

          Development. The Company's development activities include recompletions of existing wells, infill drilling and installation of secondary recovery projects. Development projects are generated within core areas where the Company has significant operational and technical experience. At December 31, 1998, over 1,400 proven development projects were in inventory. In view of the low current oil and gas prices, the Company plans to limit its 1999 development expenditures to approximately $35 million. The Company expects development expenditures in the Appalachian, Gulf Coast and Southwest business units to approximate $9 million, $10 million and $16 million, respectively.

          Exploration. Beginning in 1996, the Company began to conduct exploration activities on or near existing properties within its core operating areas. Range has domestic onshore exploration projects covering 536,000 gross acres. The Company's onshore exploration program targets deeper horizons within existing Company-operated fields, as well as establishing new fields in exploration trend areas in which Range's technical staff has experience. Range's offshore exploration program focuses on the shallow waters of the Gulf of Mexico where it holds contiguous 3D seismic data covering 3.5 million acres. Range has offshore leases covering 11,000 gross acres on which it has identified 80 projects. Range's strategy is based upon limiting its risk by allocating no more than 10% of its cash flow to exploration activities and by participating in a variety of projects with differing characteristics. In view of the low current oil and gas prices the Company anticipates exploratory expenditures to be less than $5 million in 1999.

          Acquisitions. Since 1990, 70 acquisitions have been completed for a total consideration of $974 million. These acquisitions have been made at an average cost of $0.77 per Mcfe. The Company's acquisition strategy has historically been based on: (i) Locale: focusing in core areas where the Company has operating and technical expertise; (ii) Efficiency: targeting acquisitions in which operating and cost efficiencies can be obtained; (iii) Reserve
Potential: pursuing properties with the potential for reserve increases through recompletions and drilling; (iv) Incremental Purchases: seeking acquisitions where opportunities for purchasing additional interests in the same or adjoining properties exist; and (v) Complexity: pursuing more complex but less competitive corporate acquisitions.

DEVELOPMENT AND EXPLORATION ACTIVITIES

         During 1998, the Company spent $81.5 million on development and exploration activities versus $58.8 million in 1997. Of this total, $53 million was expended in the Southwest, $18 million in Appalachia and $10 million in the Gulf Coast. These expenditures funded 70 recompletions of existing wells, 234 new development wells and 14 exploratory wells, as well as leasehold and seismic acquisition. As a result of these activities, 70 Bcfe of proved reserves were added representing 115% of 1998 production.

Development Activities

         The Company's development activities include recompletions of existing wells, infill drilling and to a lesser extent, installation of secondary recovery projects. Development projects are located within core operating areas where the Company has established operational and technical expertise. Currently, as described below, the Company has 1,493 proven development projects in inventory. Those projects are geographically diverse, target a mix of oil and gas and are generally less than 8,000 feet in depth. Approximately 74% of the development projects are concentrated in 21 fields covering 512,000 gross acres. Such large acreage blocks and concentration of projects provide economies of scale, access to competitively priced oil field services and focused operating and technical expertise. The following table sets forth information pertaining to the Company's proven development inventory at December 31, 1998.

                                                     NUMBER OF PROJECTS
                                    ------------------------------------------------------
                                     RECOMPLETION         DRILLING
                                     OPPORTUNITIES        LOCATIONS             TOTAL
                                    ---------------     --------------     ---------------

Southwest
   Permian...................                  310                211                 521
   Midcontinent..............                   44                 33                  77
                                    ---------------     --------------     ---------------
     Subtotal................                  354                244                 598
Gulf Coast...................                  110                 44                 154
Appalachia...................                    2                739                 741
                                    --------------     ---------------     ---------------
     Total...................                  466              1,027               1,493
                                    ==============     ===============     ===============

         In addition, the Company has identified over 200 projects on its existing leasehold, which at December 31, 1998 were not classified as proven. A portion of these projects are included in each year's development program. These projects include field extension drilling and recompletions to formations not extensively under production.

         Range completed 304 development projects in 1998, including drilling 234 wells and 70 recompletions. This level of activity was 13% higher than in 1997. The 1998 development expenditures of $71.8 million exceeded 1997 by 27%, reflecting increased activity and a higher average working interest. In the Southwest business unit, the Company spent $47 million to recomplete 51 wells and drill an additional 104 wells. Development activity in the Gulf Coast included the drilling of 6 wells and the recompletion of 7 others for $6 million. In Appalachia, $18 million was spent to drill 124 wells and recomplete 12 others.

Exploration Activities

         Domestic Onshore Exploration. Range has onshore exploration projects covering 767,000 gross acres, including seven projects in the Southwest and fifteen in Appalachia. Each project has multiple drilling prospects, some with multiple targets. During 1998, the Company spent $4.7 million to acquire established acreage, shoot and process seismic data and drill 11 wells.

         Gulf of Mexico Exploration. Via Domain, Range acquired a 3D seismic database covering 700 contiguous blocks in the shallow waters of the Gulf of Mexico, primarily offshore Louisiana. This database has been used to map geological trends within this 3.5 million acre area, identifying specific targets for further exploration. To date, 80 prospects have been identified. These prospects target the Miocene formation at depths of 10,000 to 12,000 feet. Subsequent to the Merger, the Company participated in 3 gross, 1.2 net exploration wells, all of which were plugged and abandoned, at a cost of approximately $4.1 million.

ACQUISITION ACTIVITIES

         In 1998, Range completed acquisitions for $224 million in consideration. The significant acquisitions are described below.

         In March 1998, oil and gas properties in the Powell Ranch Field in West Texas (the "Powell Ranch Properties") were acquired for a purchase price of $60 million, comprised of $54.6 million in cash and $5.4 million of Common Stock.

         In August 1998, the Company acquired Domain via merger for a purchase price of $161.6 million, comprised of $50.5 million in cash and $111.1 million of Common Stock. Domain's principal assets primarily included oil and gas operations onshore in the Gulf Coast and in the Gulf of Mexico, as well as the investment activities of IPF.

PRODUCTION

         Production revenue is generated through the sale of oil, natural gas liquids and gas from properties owned directly and through partnerships and joint ventures. Additional revenue is received from royalties. While production is sold to a limited number of purchasers, only one accounts for more than 10% of oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the business. Proximity to local markets, availability of competitive fuels and overall supply and demand are factors affecting the ability to market production. While the Company anticipates an upward trend in energy prices, factors outside its control such as political developments in the Middle East, overall energy supply, weather conditions and economic growth rates have had, and will continue to have, a significant effect on energy prices.

         The following table sets forth historical production volumes, revenue and expense information for the periods indicated (in thousands, except average sales price and operating cost data).

                                                  Year Ended December 31,
                            ------------------------------------------------------------------
                               1994           1995          1996           1997         1998
                            ----------      --------      --------      --------      --------
Production
    Oil and NGL (Bbl)              640           913         1,068         1,794         2,655
    Gas (Mcf) ........           6,996        12,471        21,231        38,409        45,193
    Total (Mcfe) (a) .          10,836        17,949        27,641        49,170        61,120
Revenues
    Oil and NGL ......      $    9,743      $ 15,133      $ 20,425      $ 28,800      $ 30,084
    Gas ..............          14,718        22,284        47,629       101,217       105,509
                            ----------      --------      --------      --------      --------
    Total ............      $   24,461      $ 37,417      $ 68,054      $130,017      $135,593
                            ==========      ========      ========      ========      ========
Average Sales Price
    Oil (Bbl) ........      $    15.23      $  16.57      $  19.56      $  18.22      $  12.01

    NGL (Bbl) ........               -            -       $  10.22      $   9.06      $   8.26
    Gas (Mcf) ........      $     2.10      $   1.79      $   2.24      $   2.64      $   2.33

    Mcfe (a) .........      $     2.26      $   2.08      $   2.46      $   2.64      $   2.22
Average Operating Cost
    Per Mcfe (a) .....      $     0.75      $   0.63      $   0.75      $   0.64      $   0.64

(a) Oil and NGL is converted to Mcfe at a rate of 6 Mcf per barrel.

         On a Mcfe basis, approximately 74% of 1998 production was natural gas. Gas production was sold to utilities, brokers or directly to industrial users. Gas sales are made pursuant to various arrangements ranging from month-to-month contracts, one year contracts at fixed or variable prices and contracts at fixed prices for the life of the well. All contracts other than the fixed price contracts contain provisions for price adjustment, termination and other terms customary in the industry. A number of the Appalachian gas contracts are at prices which compare favorably to the spot market. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil purchasers are selected on the basis of price and service. In 1998, revenues from gas sales totaled $105.5 million or 78% of total oil and gas revenues while revenues from oil and natural gas liquids production amounted to $30.1 million, representing 22% of total oil and gas revenues. Oil and gas revenues for 1998 increased 4% over 1997.

GAS TRANSPORTATION, PROCESSING AND MARKETING

         The gas transportation, processing and marketing revenues are comprised of fees for the transportation of production through gathering lines and fees from gas processing as well as, income from marketing of oil and gas. Transportation, processing and marketing revenues decreased 14% to $6.7 million versus $7.8 million in 1997. The decrease was principally due to the sale of a gas processing plant in the San Juan Basin and a drop in natural gas liquid prices which lowered gas processing revenue.

         The Company's natural gas transportation and processing assets are primarily comprised of (i) approximately 2,700 miles of gas transportation and gathering pipelines in Appalachia and (ii) nearly 300 miles of gathering lines in the Sterling area of the Permian Basin. The Appalachian gas gathering systems serve to transport a majority of the Company's Appalachian gas production as well as third party gas to major trunklines and directly to industrial end-users. This affords the Company considerable control and flexibility in marketing its Appalachian production. Third parties who transport their gas through the systems are charged a gathering fee based on throughput. The Company's Sterling gas processing plant is a refrigerated turbo-expander cryogenic gas plant that was placed in service in early 1995. The plant, designed for approximately 25,000 Mcf/d, is currently operating at 74% of capacity. The Company estimates that the plant's capacity can be increased to 35,000 Mcf/d for approximately $4.0 million in additional capital expenditures.

         In order to maximize the price and better control credit risk, the Company began to market its own gas production in 1993. The Company is currently marketing 196 Mmcf/d for its own account as well as for third party producers. The Company has managed the impact of potential price declines by developing a balanced portfolio of fixed price and market sensitive contracts and commodity hedging. Approximately 16% of average gas production at December 31, 1998 was sold subject to fixed price sales contracts. These fixed price contracts are at prices ranging from $1.50 to $5.00 per Mcf. The fixed price contracts with terms of less than one year, between one and five years and greater than five years constitute approximately 41%, 50% and 9%, respectively, of the volume sold under fixed price contracts.

         From time to time, the Company enters into oil and natural gas price hedges to reduce its exposure to commodity price fluctuations. At December 31, 1998, approximately 13% of the Company's existing market sensitive 1999 production was fixed under hedging agreements which expire on a monthly basis in January and April through October. Subsequent to December 31, 1998, the Company entered into additional hedging agreements, which increased the percentage of the Company's existing market sensitive production covered by hedging arrangements to 30%. In the future, the Company may hedge a larger percentage of its production, however, it currently anticipates that such percentage would not exceed 80%. Although these hedging activities provide the Company some protection against falling prices, these activities also reduce the potential benefits to the Company of price increases above the levels of the hedges.

         The Company has an above market gas contract with a major Texas gas utility company, which expires June 30, 2000. During 1998, the Company sold 11% of its gas production under this contract. At December 31, 1998 the price received pursuant to the contract was $3.82 per Mcf ($3.40 per Mmbtu). The agreement provides for a price escalation of $0.05 per Mmbtu on July 1 of each year.

INDEPENDENT PRODUCER FINANCE ("IPF")

         IPF provides capital to small oil and gas producers to finance specifically identified acquisition and development projects. IPF advances money to producers in exchange for a term overriding royalty interest in their projects. The overrides are dollar-denominated and are calculated to provide IPF with a contractually specified rate of return. IPF funds its business principally with a combination of internally generated cash and borrowings under a bank credit facility. At December 31, 1998 the portfolio had a book value of $77.2 million (net of $14.0 million in valuation allowances) with underlying reserves having a Present Value of $92.2 million. The IPF reserves and Present Value are not included in Range's consolidated oil and gas reserve disclosure. During 1998, IPF expenses were comprised of $.5 million general and administrative expenses, $1.6 million of interest expense and a $5.9 million valuation allowance.

         IPF is staffed with four petroleum engineers and geologists who identify and evaluate each project. These professionals are responsible for defining transaction risk, establishing reserve coverage and negotiating the contractual rate of return. The transactions are structured to minimize risk by focusing on asset coverage ratios and taking direct title to the overriding royalty interests. As dollar-denominated overrides, the transactions leave the majority of the commodity price risk with the producer.

         IPF provides capital to small oil and gas producers who are generally ignored by traditional financial institutions. IPF has doubled its portfolio each year since 1993 despite its limited geographic scope, transaction size and marketing effort. Range expects demand for IPF funding to increase, as oil and gas acquisition and divestiture activities continue and consolidation of the banking industry reduces the supply of traditional bank financing for small transactions. IPF's growth has been financed through borrowing under its revolving credit facility and internally generated cash flow. The IPF Facility is recourse only to the assets of the IPF subsidiary. On March 10, 1999, the borrowing base on the IPF Facility was $60.1 million which did not exceed the amounts outstanding on that date. The Company is currently in the process of completing a borrowing base redetermination. Upon completion of the redetermination, the Company believes the borrowing base amount will decrease slightly and that the outstanding obligations at that time will not exceed the borrowing base.

INTEREST AND OTHER

         The Company earns interest on its cash and investment accounts, as well as on various notes receivable. Other income in 1998 was comprised principally of gains on sales of marketable equity securities and gains on sales of non-strategic properties. The Company expects to continue to sell properties that are marginal or are not strategic. Interest and other income in 1998 amounted to $2.3 million, representing 2% of total revenues.

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

EMPLOYEES

         As of January 1, 1999, the Company had 390 full time employees, of whom 223 were field personnel. None are covered by a collective bargaining agreement and management believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         On December 31, 1998, the Company held working interests in 8,427 gross (6,755 net) productive oil and gas wells and royalty interests in 373 additional wells. The properties contained, net to the Company's interest, estimated proved reserves of 633 Bcf of gas and 27 million barrels of oil and natural gas liquids or a total of 796 Bcfe.

PROVED RESERVES

         The following table sets forth estimated proved reserves for each year in the five year period ended December 31, 1998.

                                         1994       1995        1996       1997       1998
                                       -------    -------     -------    -------    -------

Natural gas (Mmcf)
  Developed....................         97,251    174,958     207,601    369,786    436,062
  Undeveloped..................         52,119     57,929      87,993    204,632    197,255
                                       -------    -------     -------    -------    -------
      Total....................        149,370    232,887     295,594    574,418    633,317
                                       -------    -------     -------    -------    -------

Oil and NGL (Mbbls)
  Developed....................          6,431      8,880      10,703     14,971     19,649
  Undeveloped..................          2,018      1,983       3,972     14,803      7,480
                                       -------    -------     -------    -------    -------
      Total....................          8,449     10,863      14,675     29,774     27,129
                                       -------    -------     -------    -------    -------

Total (Mmcfe) (a) .............        200,064    298,065     383,644    753,062    796,091
                                       =======    =======     =======    =======    =======

(a) Oil and NGL reserves are converted to Mcfe at a rate of 6 Mcf per barrel.



         In connection with the evaluation of its reserves, the Company engaged the following independent petroleum consultants: Netherland, Sewell & Associates, Inc. (Southwest and Gulf Coast), H.J. Gruy and Associates, Inc. (Southwest and Gulf Coast), DeGoyler and MacNaughton (Gulf Coast), Wright & Company, Inc. (Appalachia), and Clay, Holt & Klammer (Appalachia). These engineers have been employed primarily based on geographic expertise as well as their history in engineering certain of the acquired properties. At December 31, 1998, approximately 85% of the proved reserves set forth above were evaluated by independent petroleum consultants, while the remainder were evaluated by the Company's engineering staff. All estimates of oil and gas reserves are subject to significant uncertainty.

         The following table sets forth as of December 31, for the periods presented, the estimated future net cash flow from and the Present Value of the proved reserves in millions.

                                             1994        1995        1996        1997        1998
                                             ----        ----        ----        ----        ----
   Future net cash flow ..........         $  271      $  413      $  941     $ 1,276      $ 1,020
   Present value..................
     Pre-tax......................            151         229         492         632          555
     After tax....................            120         174         351         511          517

         Future net cash flow represents future gross cash flow from the production and sale of proved reserves, net of production costs (including production taxes, ad valorem taxes and operating expenses) and future development costs. Such calculations, which are prepared in accordance with the Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" are based on cost and price factors at December 31, 1998. Average product prices in effect at December 31, 1998 were $10.00 per barrel of oil and $2.25 per Mmbtu of gas. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties. No estimates of reserves have been filed with or included in reports to another federal authority or agency since December 31, 1998.

SIGNIFICANT PROPERTIES

         The Company's reserves at December 31, 1998 were grouped into three regions, Southwest, Gulf Coast and Appalachia. Properties in the Southwest region are divided into two divisions, the Permian and Midcontinent. At December 31, 1998, the Company's properties included working interests in 8,427 gross

(6,755 net) productive oil and gas wells and royalty interests in 373 additional wells. The Company also held interests in 830,285 gross (445,817 net) undeveloped acres. The following table sets forth summary information with respect to the Company's estimated proved oil and gas reserves at December 31, 1998.


                                          Pre-tax
                                       Present Value
                                     -----------------
                                        Amount
                                          (In                Oil & NGL   Natural Gas   Total
                                       thousands)   %         (Mbbls)      (Mmcf)     (Mmcfe)
                                       --------    ---         ------     -------     -------

Southwest
     Permian.................          $158,455     28%        21,997     138,865     270,847
     Midcontinent............            49,287      9%         1,005      58,155      64,185
                                       --------    ---         ------     -------     -------
     Subtotal..............             207,742     37%        23,002     197,020     335,032
                                       --------    ---         ------     -------     -------
Gulf Coast.................             154,298     28%         3,298     144,187     163,975
Appalachia.................             193,181     35%           829     292,110     297,084
                                       --------    ---         ------     -------     -------
     Total.................            $555,221    100%        27,129     633,317     796,091
                                       ========    ===         ======     =======     =======


SOUTHWEST REGION

         The Company's Southwestern properties are situated in the Permian and Val Verde Basins of west Texas, the Anadarko Basin of western Oklahoma, the Texas panhandle and the East Texas Basin. Reserves in these basins represent 37% of total Present Value at December 31, 1998. Southwestern proved reserves totaled 335 Bcfe, of which approximately 59% were natural gas. At December 31, 1998, the Southwest Region properties had a development inventory of 598 proven drilling locations and recompletions.

         Permian. The Permian business division properties, located in the Permian and Val Verde Basins of west Texas, contained 271 Bcfe of proved reserves, or 28% of total Present Value. Net daily production averages 5,719 barrels of oil and NGL and 29 Mmcf of gas. Producing wells total 2,196 (1,221 net), of which the Company operates 86% on a total reserve basis. Major producing properties include the Sonora area, Sterling area, Big Lake area, and Fuhrman-Mascho fields. The Oakridge and Frances Hill fields in the Sonora area produce from multiple deltaic channel Canyon sandstones at depths of 2,600 to 6,000 feet. At Sterling, gas production is derived from Canyon/Cisco sub-marine sand deposits at 4,000 to 8,000 foot depths, while oil production comes from Silurian Fusselman carbonates. Sterling area gas production is liquids-rich and is transported to the Company's 25,000 Mcf/d gas plant, which processes gas from the Company's operated properties, as well as gas produced by third parties. The Big Lake and Fuhrman-Mascho properties produce primarily oil from the San Andres/Grayburg formations at depths ranging from 2,500 feet to 4,600 feet. At December 31, 1998, the Permian properties contained a development inventory of 310 recompletions and 211 infill drilling locations.

         Midcontinent. The Midcontinent business division properties, located in the Anadarko Basin of western Oklahoma and the Texas panhandle, held proved reserves of 64 Bcfe. These reserves, representing 9% of the total Present Value, were 91% natural gas. Of 326 gross (190 net) wells, the Company operates 93%. The unit's largest property is in the Okeene Field, including over 191 operated wells. At December 31, the Midcontinent properties produce an average of 293 barrels of oil and 19 Mmcf of gas per day. The properties produce from a variety of sands and carbonates in both structural and stratigraphic traps on the Hunton, Red Fork, Simpson and Morrow formations at 6,000 to 12,000 foot depths. The Midcontinent development inventory includes 44 recompletions and 33 drilling locations.

GULF COAST REGION

         The Company's Gulf Coast properties include onshore reserves in south Texas, Louisiana and Mississippi, as well as, offshore reserves in the shallow waters of the Gulf of Mexico. The Gulf Coast business unit properties contained 164 Bcfe of proved reserves at December 31, 1998, or 28% of the total Present Value. The reserves were 88% natural gas. At December 31, 1998 daily production from the Gulf Coast properties averaged 1,576 barrels of oil and 60 Mmcf of gas. The properties are located from south

Texas to Mississippi. Major fields onshore include Hagist Ranch, Alta Mesa, and Oakvale. These fields produce from the Wilcox, Frio, Yegua, Vicksburg, Miocene, and Hosston formations at depths ranging from 1,000 to 16,000 feet. In total, the onshore properties include 178 wells (131 net), of which 78% are Company operated. The offshore properties in the Gulf of Mexico include 54 platforms offshore in water depths ranging from 20 to 400 feet. The entire Gulf Coast region is characterized by relatively complex geology, multiple producing horizons and substantial exploitation and exploration potential. At December 31, 1998, the Gulf Coast properties had a proven development inventory of 110 recompletions and 44 drilling locations.

APPALACHIAN REGION

         At December 31, 1998, the Appalachian properties contained 297 Bcfe of proved reserves, representing 35% of the Company's total Present Value. The reserves are attributable to 5,932 gross wells (5,065 net wells) located in Pennsylvania, Ohio, West Virginia and New York. The Company operates 95% of these wells. The reserves, which on an Mcfe basis are 98% natural gas, produce principally from the Medina, Clinton and Knox sequence of formations at depths ranging from 2,500 to 7,000 feet. Net daily production currently totals 43 Mmcf of gas and 316 barrels of oil. After initial flush production, these properties are characterized by gradual decline rates. Gas production is transported through over 2,700 miles of Company owned gas gathering systems and is sold primarily to utilities and industrial end-users.

PRODUCTION

         The following table sets forth production information for the preceding five years (in thousands, except average sales price and operating cost data).


                                                         Year Ended December 31,
                                     ----------------------------------------------------------------
                                       1994          1995          1996          1997          1998
                                     --------      --------      --------      --------      --------
Production
  Oil and NGL (Bbl) ...........           640           913         1,068         1,794         2,655
  Gas (Mcf) ...................         6,996        12,471        21,231        38,409        45,193
  Total (Mcfe) (a) ............        10,836        17,949        27,641        49,170        61,120

Revenues
  Oil and NGL .................      $  9,743      $ 15,133      $ 20,425      $ 28,800      $ 30,084
  Gas .........................        14,718        22,284        47,629       101,217       105,509
                                     --------      --------      --------      --------      --------
  Total .......................      $ 24,461      $ 37,417      $ 68,054      $130,017      $135,593
Direct operating expenses (b) .         8,130        11,302        20,676        31,481        39,001
                                     --------      --------      --------      --------      --------
Gross margin ..................      $ 16,331      $ 26,115      $ 47,378      $ 98,536      $ 96,592
                                     ========      ========      ========      ========      ========

Average sales price
  Oil (Bbl) ...................      $  15.23      $  16.57      $  19.56      $  18.22      $  12.01
  NGL (Bbl) ...................             -             -      $  10.22      $   9.06      $   8.26
  Gas (Mcf) ...................      $   2.10      $   1.79      $   2.24      $   2.64      $   2.33
  Mcfe (a) ....................      $   2.26      $   2.08      $   2.46      $   2.64      $   2.22
Average operating expense
  Per Mcfe ....................      $   0.75      $   0.63      $   0.75      $   0.64      $   0.64


  (a) Oil is converted to Mcfe at a rate of 6 Mcf per barrel.
  (b) Includes severance and production taxes.

PRODUCING WELLS

         The following table sets forth information relating to productive wells at December 31, 1998. The Company owns royalty interests in an additional 373 wells. Wells are classified as oil or gas according to their predominant production stream.

                                                                                         Average
                                                  Gross                Net               Working
                                                  Wells               Wells              Interest
                                                -----------         -----------         -----------
           Crude oil..................               1,613               1,071             66%
           Natural gas................               6,814               5,684             83%
                                                -----------         -----------
                Total.................               8,427               6,755             80%
                                                ===========         ===========


ACREAGE

         The following table sets forth the developed and undeveloped acreage held at December 31, 1998.

                                                                                          Average
                                                                                          Working
                                                  Gross                 Net               Interest
                                               -------------        -------------        -----------
           Developed..................            1,033,199              756,537            73%
           Undeveloped................              830,285              445,817            54%
                                               -------------        -------------
                Total.................            1,863,484            1,202,354            64%
                                               =============        =============

DRILLING RESULTS

         The following table summarizes drilling activities for the three years ended December 31, 1998.

                                                             Year Ended December 31,
                                        ------------------------------------------------------------------
                                               1996                   1997                    1998
                                        -------------------     ------------------     -------------------
                                         Gross        Net        Gross       Net        Gross        Net
                                        -------     -------    --------    -------     -------     -------
Development wells:
   Productive....................         49.0        45.2       186.0      164.1       222.0       182.0
   Dry...........................          3.0         2.2         7.0        5.4        12.0         8.8
Exploratory wells:
   Productive....................          7.0         3.4        12.0        2.8         9.0         3.9
   Dry...........................          4.0         1.1         8.0        2.0         5.0         2.9
Total Wells:
   Productive....................         56.0        48.6       198.0      166.9       231.0       185.9
   Dry...........................          7.0         3.3        15.0        7.4        17.0        11.7
                                        -------     -------    --------    -------     -------     -------
        Total....................         63.0        51.9       213.0      174.3       248.0       197.6
                                        =======     =======    ========    =======     =======     =======

REAL PROPERTY

          The Company owns a 24,000 square foot facility located on seven acres in Ohio. The Company leases approximately 56,000 square feet in Texas and Oklahoma under standard office lease arrangements that expire at various times through March 2004. All facilities are adequate to meet the Company's current needs and existing space could be expanded or additional space could be leased.

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

         In July 1997, a gas utility filed an action in the state district court. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract it sought, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. Range counterclaimed seeking damages for breach of contract and repudiation of the contract. In May 1998, the court granted a partial summary judgment on the contract interpretation issue in favor of the gas utility. In October 1998, the gas utility dropped its damages claim and the state district court signed a final judgment in this case. Range has appealed the final judgment.

         In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for money damages. On September 3, 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys' fees and expenses of the plaintiffs' counsel in an amount not to exceed $290,000. The settlement in principle is subject to court approval and certain other conditions that have not been satisfied.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED MATTERS

               The Company's Common Stock is listed on New York Stock Exchange ("NYSE") under the symbol "RRC". Prior to the Merger the stock was listed under the symbol "LOM". During 1998, trading volume averaged 144,236 shares per day. On March 9, 1999, the closing price of the Common Stock was $2 9/16. The following table sets forth the high and low sales prices as reported on the NYSE Composite transaction tape on a quarterly basis for the periods indicated.

                                                                             Common
                                                  High         Low          Dividends
                                              -----------  -----------     -----------
                  1997
                  ----
    First Quarter.............................    23 5/8        16            .02
    Second Quarter............................    19            16            .02
    Third Quarter.............................    20 1/8        14            .03
    Fourth Quarter............................    20 3/16       15 1/2        .03

                  1998
                  ----
    First Quarter.............................    17 1/2        13 1/4        .03
    Second Quarter............................    16 11/16       9 3/4        .03
    Third Quarter.............................    10 7/16        6 1/16       .03
    Fourth Quarter............................     6 13/16      21 5/16       .03

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

         The payment of dividends is subject to declaration by the Board of Directors and may depend on earnings, capital expenditures and market factors existing from time to time. Given the depressed oil and gas price environment the Company may reduce or eliminate future dividends. The bank credit facility and the indenture for the 6% Convertible Subordinated Debenture and 8.75% Senior Subordinated Notes contain restrictions on the Company's ability to pay dividends on capital stock. Under the most restrictive of these provisions, the Company could have paid $10.4 million of dividends as of December 31, 1998.

HOLDERS OF RECORD

         At March 9, 1999, the number of holders of record of the Common Stock and Convertible Preferred Stock were approximately 3,478 and 1, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial information covering the preceding five years.

                                                      As of or for the Year Ended December 31,
                                                 1994        1995       1996        1997          1998
                                                --------    --------   --------    ---------       --------
                                                          (In thousands, except per share data)

OPERATIONS
Revenues...............................         $ 26,637    $ 41,169   $ 75,341    $ 145,417       $148,929
Net income (loss)......................            2,619       4,390     12,615      (23,332)      (175,150)
Earnings (loss) per share..............              .25         .31        .71        (1.31)         (6.82)
Earnings (loss) per share - dilutive...              .25         .31        .69        (1.31)         (6.82)

BALANCE SHEET
Working capital........................        $   1,002   $   4,563   $ 12,896   $   (2,051)     $  (9,484)
Oil and gas properties, net............          112,964     176,702    229,417      623,807        662,099
Total assets...........................          141,768     214,788    282,547      758,833        921,612
Senior debt............................           61,885      83,035     61,780      186,712        367,050
Non-recourse debt of IPF subsidiary....                -           -          -            -         60,100
Subordinated debt......................                -           -     55,000      180,000        180,000
Trust convertible preferred securities.                -           -          -      120,000        120,000
Stockholders' equity...................           43,248      99,367    117,529      196,950        133,222

         The following table sets forth summary unaudited financial information on a quarterly basis for the past two years (in thousands, except per share data).

                                                                                    1997
                                                        -------------------------------------------------------------
                                                         Mar. 31          June 30         Sept. 30         Dec. 31
                                                        -----------     ------------    -------------    -------------

       Revenues...............................           $  36,881        $  32,069        $  35,069       $  41,398
       Net income (loss) (a)..................               6,562            2,369            2,809         (35,072)
       Earnings (loss) per share (a)..........                 .35              .09              .11           (1.73)
       Earnings (loss) per share - dilutive (a)                .32              .09              .11           (1.73)
       Total assets (a) ......................             667,522          674,835          780,620         758,833
       Senior debt............................             210,230          206,711          309,007         186,712
       Subordinated debt......................             180,000          180,000          180,000         180,000
       Trust convertible preferred securities.                   -                -                -         120,000
       Stockholders' equity (a)...............             218,146          219,769          223,961         196,950
                                                                                    1998
                                                        --------------------------------------------------------------
                                                         Mar. 31          June 30         Sept. 30         Dec. 31
                                                        -----------     ------------    -------------    -------------

       Revenues...............................           $  36,010        $  32,273        $  35,431       $  45,215
       Net income (loss) (b)..................               2,769             (944)         (66,907)       (110,068)
       Earnings (loss) per share (b)..........                 .10             (.07)           (2.57)          (3.13)
       Earnings (loss) per share - dilutive (b)                .10             (.07)           (2.57)          (3.13)
       Total assets (b).......................             800,252          822,984        1,036,111         921,612
       Senior debt............................             234,905          252,200          368,176         367,050
       Non-recourse debt of IPF subsidiary....                   -                -           53,795          60,100
       Subordinated debt......................             180,000          180,000          180,000         180,000
       Trust convertible preferred securities.             120,000          120,000          120,000         120,000
       Stockholders' equity(b)................             199,058          195,747          234,575         133,222

(a) Includes a $58.7 million provision for impairment ($38.7 million after tax) recorded in the fourth quarter.
(b) Includes a $97.9 million provision for impairment ($63.6 million after tax) recorded in the third quarter and a $109.2 million provision for impairment ($92.6 million after tax) recorded in the fourth quarter.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS EFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         The following discussion compares the Company's financial condition at December 31, 1998 to its financial condition at December 31, 1997. During 1998, the Company spent approximately $369 million on acquisition, development and exploration activities. At December 31, 1998, the Company had $11 million in cash and total assets of $921.6 million. During 1998, debt rose from $367.1 million to $607.2 million. At December 31, 1998, debt to total book capitalization was 71%.

         In August 1998, the stockholders of the Company approved the Merger. Pursuant to the Merger, stockholders of Domain received approximately 13.6 million shares of the Company's Common Stock. The Company also purchased 3.8 million Domain shares for $50.5 million in cash. As a result of the

Merger, Domain became a wholly-owned subsidiary of Lomak. Simultaneously, Lomak stockholders approved changing the company's name to Range Resources Corporation.

         In December 1998, the Company implemented an overhead reduction program in response to the depressed energy price environment. The cuts included the termination of 54 employees and the closure of the Midland, Texas office. In addition, during 1999 the Company plans to sell assets and limit exploration and development capital expenditures to reduce debt.

         The Company believes that its capital resources are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

Cash Flow

         The Company's principal operating sources of cash include sales of oil and gas, revenues from transportation, processing and marketing and IPF revenues. The Company's cash flow is highly dependent upon oil and gas prices. Recent decreases in the market price of oil and gas have reduced cash flow and could reduce the borrowing base under the Credit Facility. As a result, the Company has reduced its development and exploration budget to between $35 million to $40 million in 1999. The 1999 expenditures will be funded by internally generated cash flow and therefore may be reduced further depending upon commodity prices.

         The Company's net cash provided by operations for the years ended December 31, 1996, 1997 and 1998 was $38.4 million, $77.1 million and $45.0 million, respectively. The decline in the Company's 1998 cash flow from operations is attributed to sharply lower energy prices, as well as increased interest expense resulting from higher outstanding debt balances incurred to finance acquisitions and development activities.

         The Company's net cash used in investing for the years ended December 31, 1996, 1997 and 1998 was $69.7 million, $501.1 million and $172.3 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be non-strategic. The Company's activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings. The Company's net cash provided by financing for the years ended December 31, 1996, 1997 and 1998 was $36.8 million, $425.2 million and $128.5 million, respectively. Sources of financing used by the Company have been primarily borrowings under its Credit Facility and capital raised through equity and debt offerings.

Capital Requirements

         In 1998, $81.5 million of capital was expended on development and exploration activities. In an effort to reduce outstanding debt the Company has significantly reduced its 1999 exploration and development capital budget to between $35 million to $40 million. The development and exploration expenditures are currently expected to be funded entirely by internally generated cash flow. The remaining cash flow will be available for debt repayment. See "Business--Development and Exploration Activities."

Bank Facilities

         The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The Borrowing Base is currently $385 million and is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. At December 31, 1998, the Company had $19.8 million of availability under the Credit Facility. Until amounts under the Credit Facility are reduced to $300 million or the redetermined borrowing base the interest rate will be LIBOR plus 1.75% and will increase to LIBOR plus 2.0% on May 1, 1999. When outstanding amounts are reduced to levels at or below $300 million or the redetermined borrowing base the interest rate on the Credit Facility will return to interest at prime rate or LIBOR plus 0.625% to 1.125% depending on the percentage of borrowing base drawn. If amounts outstanding under the Credit Facility exceed the higher of the redetermined borrowing base or $300 million on June 30, 1999, then the Company will have 10 days to repay any excess.

         The Company plans to reduce outstanding amounts under the Credit Facility through operating cash flow and the sale of assets. Since the borrowing base is principally determined by the estimated value of oil and gas reserves these asset sales are expected to reduce the borrowing base and cash flows due to the loss of future production. The Company has developed a number of packages of oil and gas assets to offer for sale. The Company will utilize the proceeds from the sale of assets to reduce amounts outstanding under the Credit Facility. Additionally, the Company is considering the monetization of oil and gas assets whose proceeds would be used to reduce the Credit Facility. At December 31, 1998, the Company classified $55.2 million of Credit Facility borrowings as current to reflect an estimate of the amounts outstanding at December 31, 1998 that will be repaid during 1999.

         The IPF Facility is secured by substantially all of IPF's assets and is non-recourse to the Company. The borrowing base under the IPF Facility is subject to redeterminations, which occur routinely during the year. On March 10, 1999, the borrowing base on the IPF Facility was $60.1 million, which did not exceed the amounts outstanding on that date. The Company is currently in the process of completing a borrowing base redetermination. Upon completion of the redetermination, the Company believes the borrowing base will decrease slightly and that the outstanding obligations at that time will not exceed the borrowing base. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At December 31, 1998, the Company had open contracts for gas price swaps of 6.4 Bcf of its production. The swap contracts are designed to set average prices ranging from $1.90 to $2.64 per Mmbtu. While these transactions have no carrying value, the Company's mark-to-market exposure under these contracts at December 31, 1998 was a net gain of approximately $44,500. These contracts expire monthly through October 1999. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the years ended December 31, 1996, 1997 and 1998 approximated $(.7) million, $(.9) million and $3.1 million respectively.

INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During 1998, the Company received an average of $12.01 per barrel of oil and $2.33 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect in 1998. Should conditions in the industry improve, inflationary cost pressures may resume.

RESULTS OF OPERATIONS

Comparison of 1998 to 1997

         The Company reported a net loss for the year ended December 31, 1998 of $175.2 million, as compared to a net loss of $23.3 million for 1997. Due principally to the depressed energy price environment, the Company recorded a provision for impairment of $207.1 million ($156.2 million after tax) and $5.9 million ($5.0 million after tax) of valuation allowances on IPF receivables. The Company initiated a restructuring plan to reduce costs and improve operating efficiencies. In connection with the cost reduction program the Company recorded a charge of $3.1 million ($2.7 million after tax).

         Oil and gas revenues increased 4% to $135.6 million. During the year, oil and gas production volumes increased 24% to 61.1 Bcfe, an average of 167,500 Mmcfe per day. The increased revenues recognized from production volumes were negatively impacted by a 16% decrease in the average price received per Mcfe of production to $2.22. The average oil price decreased 34% to $12.01 per barrel and average gas prices decreased 12% to $2.33 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 24% to $39.0 million in 1998 versus $31.5 million in 1997. The average operating cost per Mcfe produced was $0.64 during both periods.

         Transportation, processing and marketing revenues decreased 14% to $6.7 million versus $7.8 million in 1997, the decrease was principally due to the sale of a gas processing plant in the San Juan Basin and a drop in natural gas liquid prices which lowered gas processing revenues. IPF income has been recorded for periods following the Merger. IPF income consists of the interest portion of the term overriding royalty interests. During 1998, IPF expenses included $.5 million of administrative expenses, $1.6 million of interest expense and a $5.9 million valuation allowance.

         Exploration expense increased 346% to $11.3 million due to the Company's higher levels of seismic and exploratory drilling activity. During 1998 the Company spent $4.3 million on 5 exploratory dry holes compared to $294,000 of dry hole costs in 1997.

         General and administrative expenses increased 74% from $5.3 million in 1997 to $9.2 million in 1998. As a percentage of revenues, general and administrative expenses were 6% in 1998 as compared to 4% in 1997. The increase was due to higher personnel costs associated with the Company's growth, as well as, increased legal expenditures during 1998. In December 1998, the Company implemented an overhead reduction program in response to the depressed energy price environment. The cuts included the termination of 54 employees, representing 27% of non-field staff.

         Interest and other income decreased 70% to $2.3 million primarily due to lower levels of non-strategic assets sales. Interest expense increased 50% to $40.6 million as compared to $27.2 million in 1997. This was primarily a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and drilling activities. The average outstanding balances on the Credit Facility were $192.1 million and $271.6 million for 1997 and 1998, respectively. The weighted average interest rate on these borrowings were 7.3% and 6.7% for the years ended December 31, 1997 and 1998, respectively.


         Depletion, depreciation and amortization increased 9% compared to 1997 as a result of increased production volumes. This increase was partially offset by a decrease in the average depletion rate per Mcfe. The Company-wide depletion rate was $1.03 per Mcfe in 1997 and $.89 per Mcfe in 1998.


Comparison of 1997 to 1996

         The Company reported a net loss for the year ended December 31, 1997 of $23.3 million, as compared to $12.6 million net income for 1996. During the fourth quarter of 1997, the Company recorded a provision for impairment with regard to certain of its oil and gas properties amounting to $58.7 million ($38.7 million after tax). Excluding the effects of the non-cash impairment charge, net income would have risen 22% to $15.4 million. The increase is principally the result of (i) higher production volumes, (ii) lower per unit operating and overhead costs and (iii) higher average product prices. During the year, oil and gas production volumes increased 78% to 49.2 Bcfe, an average of 134.7 Mmcfe per day. The increased revenues recognized from production volumes were aided by an 7% increase in the average price received per Mcfe of production to $2.64. The average oil price decreased 7% to $18.22 per barrel while average gas prices increased 18% to $2.64 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 52% to $31.5 million in 1997 versus $20.7 million in 1996. The average operating cost per Mcfe produced decreased 15% from $0.75 in 1996 to $0.64 in 1997.

         Transportation, processing and marketing revenues increased 100% to $7.8 million versus $3.9 million in 1996 principally due to production growth. Exploration expense increased 73% to $2.5 million due to the Company's increased involvement in seismic and exploratory drilling activity.

         General and administrative expenses increased 33% from $4.0 million in 1996 to $5.3 million in 1997. As a percentage of revenues, general and administrative expenses were 4% in 1997 as compared to 5% in 1996. This decreasing trend reflects the spreading of administrative costs over a growing asset base.

         Interest and other income rose 124% to $7.6 million primarily due to $3.2 million on gains from sale of marketable securities (which were not related to hedging activities), and $4.1 million from the gain on the sale of non-strategic assets. Interest expense increased 263% to $27.2 million as compared to $7.5 million in 1996. This was primarily as a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and drilling activities. The average outstanding balances on the Credit Facility were $107.2 million and $192.1 million for 1996 and 1997, respectively. The weighted average interest rate on these borrowings were 6.7% and 7.3% for the years ended December 31, 1996 and 1997, respectively.

         Depletion, depreciation and amortization increased 148% compared to 1996 as a result of increased production volumes and increased depletion rates per volume. The Company-wide depletion rate was $0.73 per Mcfe in 1996 and $1.03 per Mcfe in 1997.

Comparison of 1996 to 1995

         The Company reported net income for the year ended December 31, 1996 of $12.6 million, a 187% increase over 1995. The increase is the result of (i) higher production volumes, over 60% of which is attributable to acquisitions and the remainder of which is attributable to development activities, (ii) increased prices received from the sale of oil and gas products and (iii) gains from asset sales. During the year, oil and gas production volumes increased 54% to 27.6 Bcfe, an average of 76 Mmcfe/d. The increased revenues recognized from production volumes were aided by an 18% increase in the average price received per Mcfe of production to $2.46. The average oil price increased 18% to $19.56 per barrel while average gas prices increased 25% to $2.24 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 83% to $20.7 million in 1996 versus $11.3 million in 1995. The average operating cost per Mcfe produced increased 19% from $0.63 in 1995 to $0.75 in 1996 due to unsuccessful recompletion costs and increases in personnel costs. Exploration expense increased 185% to $1.5 million due to the Company's increased involvement in seismic and exploratory drilling. The Company participated in 11 exploratory wells in 1996 versus 7 exploratory wells in 1995.

         Gas transportation and marketing revenues increased 60% to $3.9 million versus $2.4 million in 1995 principally due to production growth.

         General and administrative expenses increased 45% from $2.7 million in 1995 to $4.0 million in 1996. As a percentage of revenues, general and administrative expenses were 5% in 1996 as compared to 7% in 1995. This decreasing trend reflects the spreading of administrative costs over a growing asset base.

         Interest and other income rose 157% to $3.4 million primarily due to $1.4 million on gains from sales of marketable securities (which were not related to hedging activities), and $1.2 million from the gain on the sale of the Oklahoma well servicing assets. Interest expense increased 34% to $7.5 million as compared to $5.6 million in 1995. This was primarily as a result of the higher average outstanding debt balance during the year due to the financing of capital expenditures. The average outstanding balances on the Credit Facility were $73.3 million and $107.2 million for 1995 and 1996, respectively. The weighted average interest rate on these borrowings were 7.3% and 6.7% for the years ended December 31, 1995 and 1996, respectively.

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

         The Company is in the process of assessing its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including personal computers, accounting / data processing and other miscellaneous systems. Range is in the process of replacing the computer equipment and software it currently uses to become Year 2000 compliant. The Company estimates that 85% of its computer equipment and software are currently Year 2000 compliant. Also, in the ordinary course of replacing computer equipment and software, Range plans to obtain replacements that are in compliance with the Year 2000. The Company estimates that the cost to complete these efforts, which include software upgrades under normal maintenance agreements with third party vendors, based upon information developed to date, will not exceed $350,000.

         The non-IT systems include operational and control equipment with embedded chip technology that is utilized in the offices and field operations. The systems were reviewed as part of the Year 2000 plan. Most of the wells are operated by non-computerized equipment. The potentially affected areas are gas processing, telemetry and safety shutdown controls. The estimated cost associated with correcting the operational and control systems is $250,000.

         Range is also monitoring the compliance efforts of its significant suppliers, customers and service providers with whom it does business and whose IT and non-IT systems interface with those of the Company to ensure that they will be Year 2000 compliant. If they are not, such failure could affect the ability of the Company to sell its oil and gas and receive payments therefrom and the ability of vendors to provide products and services in support of the Company's operations. The Company expects to complete this assessment by June 30, 1999. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will effect its vendors and customers. However, management believes that ongoing communication with and assessment of the compliance efforts of these third parties will minimize these risks.

         The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Range is currently conducting a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from failure by Range and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company plans to establish a contingency plan for dealing with the most reasonably likely worst case scenario. To date, such scenario has not been clearly identified. Range plans to complete such analysis and contingency planning by the third quarter of 1999.

         Range presently does not expect to experience significant operational problems due to the Year 2000 issue. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact Range's results of operations or adversely affect its relationship with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Range's systems or results of operations.

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

ITEM 9. CHANGE IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The current executive officers and directors of the Company are listed below, together with a description of their experience and certain other information. Each of the directors was elected for a one-year term at the Company's 1999 annual meeting of stockholders. Executive officers are appointed by the Board of Directors.


                                                     HELD
       NAME                          AGE         OFFICE SINCE       POSITION WITH COMPANY
       ----                          ---         ------------       ---------------------
       Thomas J. Edelman              48             1988           Chairman and Chairman of the Board
       John H. Pinkerton              44             1988           President, Chief Executive Officer
                                                                       and Director
       Michael V. Ronca               45             1998           Chief Operating Officer and Director
       Robert E. Aikman               67             1990           Director
       Anthony V. Dub                 49             1995           Director
       Allen Finkelson                52             1994           Director
       Ben A. Guill                   48             1995           Director
       Jonathan S. Linker             50             1998           Director
       Steven L. Grose                50             1980           Senior Vice President - Appalachia
       Herbert A. Newhouse            54             1998           Senior Vice President - Gulf Coast
       Catherine L. Sliva             40             1998           Senior Vice  President -  Independent  Producer
                                                                    Finance
       Chad L. Stephens               43             1990           Senior Vice President - Southwest
       Thomas W. Stoelk               43             1994           Senior Vice President - Finance
                                                                       and Administration
       Jeffery A. Bynum               44             1985           Vice President - Land and Corporate Secretary
       Geoffrey T. Doke               32             1996           Vice President and Controller

         Thomas J. Edelman, Chairman and Chairman of the Board of Directors, joined the Company in 1988. He served as its Chief Executive Officer until 1992. From 1981 to 1997, Mr. Edelman served as a director and President of Snyder Oil Corporation ("SOCO"), an independent, publicly traded oil and gas company. In 1996, Mr. Edelman was appointed Chairman, President and Chief Executive Officer of Patina Oil & Gas Corporation. Prior to 1981, Mr. Edelman was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as a director of Petroleum Heat & Power Co., Inc., a Connecticut-based fuel oil distributor, Star Gas Corporation, a private company, which is the general partner of Star Gas Partners, L.P., a publicly-traded master limited partnership, which distributes propane gas, as well as Paradise Music & Entertainment, Inc.

         John H. Pinkerton, President, Chief Executive Officer and a Director, joined the Company in 1988. He was appointed President in 1990 and Chief Executive Officer in 1992. Previously, Mr. Pinkerton was Senior Vice President-Acquisitions of SOCO. Prior to joining SOCO in 1980, Mr. Pinkerton was with Arthur Andersen & Co. Mr. Pinkerton received his Bachelor of Arts Degree in Business Administration from Texas Christian University and his Master of Arts Degree in Business Administration from the University of Texas. Mr. Pinkerton is also director of North Coast Energy, Inc. ("North Coast"), and Venus Exploration, Inc. publicly traded exploration and production companies in which Range owned 17.4% and 21.7%, respectively, at December 31, 1998.

         Michael V. Ronca, Chief Operating Officer and a Director, joined the Company in 1998. Prior to joining Range, Mr. Ronca served as President and Chief Executive Officer of Domain Energy Corporation. He was the founder and former President of Tenneco Ventures Corporation. Mr. Ronca was an employee of

Tenneco for over 20 years. Other positions held at Tenneco included Administrative Assistant to the Chairman and CEO, with focus on acquisition and disposition analysis, strategic planning and operational issues.

         Robert E. Aikman, a Director, joined the Company in 1990. Mr. Aikman has more than 40 years experience in petroleum and natural gas exploration and production throughout the United States and Canada. From 1984 to 1994 he was Chairman of the Board of Energy Resources Corporation. From 1979 through 1984, he was the President and principal shareholder of Aikman Petroleum, Inc. From 1971 to 1977, he was President of Dorchester Exploration Inc. and from 1971 to 1980, he was a Director and a member of the Executive Committee of Dorchester Gas Corporation. Mr. Aikman is also Chairman of Provident Communications, Inc., President of OGP Technologies, Inc., and President of The Hawthorne Company, an entity which organizes joint ventures and provides advisory services for the acquisition of oil and gas properties, including the financial restructuring, reorganization and sale of companies. He was President of Enertec Corporation which was reorganized under Chapter 11 of the Bankruptcy Code in December 1994. In addition, Mr. Aikman is a director of the Panhandle Producers and Royalty Owners Association and a member of the Independent Petroleum Association of America, Texas Independent Producers and Royalty Owners Association and American Association of Petroleum Landmen. Mr. Aikman graduated from the University of Oklahoma in 1952.

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

         Ben A. Guill, was elected to serve as a Director of the Company in 1995. In September 1998 Mr. Guill joined First Reserve Corporation as President of its Houston office. First Reserve is a private equity firm, dedicated to the energy industry. Prior to joining First Reserve, Mr. Guill was a Partner and Managing Director of Simmons & Company International, an investment banking firm located in Houston, Texas which focuses on the oil service and equipment industry. Mr. Guill had been with Simmons & Company since 1980. Prior to that Mr. Guill was with Blyth Eastman Dillon & Company from 1978 to 1980. Mr. Guill received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from the Wharton Graduate School of Business at the University of Pennsylvania.

         Jonathan S. Linker has served as a Director of the Company since the Merger in August 1998. Mr. Linker has been a Managing Director of First Reserve since 1996, the President and a director of IDC Energy Corporation since 1987, and a Vice President and Director of Sunset Production Corporation since 1991. Mr. Linker earned a Bachelor of Arts degree in Geology from Amherst College, a Master of Arts degree in Geology from Harvard University and a Master of Business Administration degree from the Harvard Business School.

         Steven L. Grose, Senior Vice President - Appalachia, joined the Company in 1980. Previously, Mr. Grose was employed by Halliburton Services, Inc. as a Field Engineer from 1971 until 1974. In 1974, he was promoted to District Engineer and in 1978, was named Assistant District Superintendent based in Pennsylvania. Mr. Grose is a member of the Society of Petroleum Engineers and is currently serving as President of the Ohio Oil and Gas Association. Mr. Grose received his Bachelor of Science Degree in Petroleum Engineering from Marietta College.

         Herbert A. Newhouse, Senior Vice President - Gulf Coast, joined the Company in 1998. Prior to joining Range, Mr. Newhouse served as Executive Vice President of Domain Energy Corporation. He was a former Vice President of Tenneco Ventures Corporation. Mr. Newhouse was an employee of Tenneco for over 17 years and has 30 years of operational and managerial experience in oil and gas exploration and production. Mr. Newhouse received his Bachelor's degree in Chemical Engineering from Ohio State University.

         Catherine L. Sliva, Senior Vice President - Independent Producer Finance, joined the Company in connection with the Merger in August 1998. Prior to joining Range, Ms. Sliva served as Executive Vice President and Secretary of Domain Energy Corporation. She was formerly with Tenneco Ventures Corporation for 16 years. Ms. Sliva is a registered Petroleum Engineer and has over 18 years experience in petroleum engineering, economics, producer finance and strategic planning and analysis. She received her Bachelor's degree in Petroleum Engineering from Texas A&M University.

         Chad L. Stephens, Senior Vice President - Southwest, joined the Company in 1990. Previously, Mr. Stephens was with Duer Wagner & Co., an independent oil and gas producer, since 1988. Prior thereto, Mr. Stephens was an independent oil operator in Midland, Texas for four years. From 1979 to 1984, Mr. Stephens was with Cities Service Company and HNG Oil Company. Mr. Stephens received his Bachelor of Arts Degree in Finance and Land Management from the University of Texas.

         Thomas W. Stoelk, Senior Vice President - Finance and Administration, joined the Company in 1994. Mr. Stoelk is a Certified Public Accountant and was a Senior Manager with Ernst & Young LLP. Prior to rejoining Ernst & Young LLP in 1986 he was with Partners Petroleum, Inc. Mr. Stoelk received his Bachelor of Science Degree in Industrial Administration from Iowa State University.

         Jeffery A. Bynum, Vice President - Land and Corporate Secretary, joined the Company in 1985. Previously, Mr. Bynum was employed by Crystal Oil Company and Kinnebrew Energy Group. Mr. Bynum holds a Professional Certification with American Association of Petroleum Landmen and attended Louisiana State University in Baton Rouge, Louisiana and Centenary College in Shreveport, Louisiana.

         Geoffrey T. Doke, Vice President and Controller, joined the Company in 1991. He was appointed Treasurer in 1996 and Controller in 1997. Previously, Mr. Doke served in the accounting department of Edisto Resources Corporation. Mr. Doke received his Bachelor of Business Administration Degree in Finance and International Business from Baylor University and his Master of Business Administration Degree from Case Western Reserve University.

         The Range Board has established three committees to assist in the discharge of its responsibilities.

         AUDIT COMMITTEE. The Audit Committee reviews the professional services provided by Range's independent public accountants and the independence of such accountants from management of Range. This Committee also reviews the scope of the audit coverage, the annual financial statements of Range and such other matters with respect to the accounting, auditing and financial reporting practices and procedures of Range as it may find appropriate or as have been brought to its attention. Messrs. Aikman, Dub and Guill are the members of the Audit Committee.

         COMPENSATION COMMITTEE. The Compensation Committee reviews and approves executive salaries and administers bonus, incentive compensation and stock option plans of Range. This Committee advises and consults with management regarding pensions and other benefits and significant compensation policies and practices of Range. This Committee also considers nominations of candidates for corporate officer positions. The members of the Compensation committee are Messrs. Aikman, Guill and Finkelson.

         EXECUTIVE COMMITTEE. The Executive Committee reviews and authorizes actions required in the management of the business and affairs of Range, which would otherwise be determined by the Board, where it is not practicable to convene the full Board. One of the principal responsibilities of the Executive

Committee will be to review and approve smaller acquisitions. The members of the Executive Committee are Messrs. Edelman, Finkelson and Pinkerton.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

         Information with respect to executive compensation is incorporated herein by reference to the Company's Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for its 1999 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for its 1999 annual meeting of stockholders.



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

         (b)      Reports on Form 8-K.

                  The Company's Current Report on Form 8-K, dated August 25, 1998, as amended by Form 8-K/A, dated November 9, 1998.

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

Dated: March 12, 1999
                                             RANGE RESOURCES CORPORATION

                                             By:  /s/ John H. Pinkerton
                                                 ----------------------------
                                                           John H. Pinkerton
                                                           President

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     /s/ Thomas J. Edelman            Thomas J. Edelman,
-------------------------------       Chairman and Chairman of the Board
       March 12, 1999

    /s/ John H. Pinkerton             John H. Pinkerton,
-------------------------------       Chief Executive Officer, President and
       March 12, 1999                 Director


    /s/ Michael V. Ronca              Michael V. Ronca,
-------------------------------       Chief Operating Officer, and Director
       March 12, 1999

    /s/ Thomas W. Stoelk              Thomas W. Stoelk,
-------------------------------       Chief Financial Officer and Senior Vice
       March 12, 1999                 President-Finance & Administration

    /s/ Geoffrey T. Doke              Geoffrey T. Doke,
-------------------------------       Chief Accounting Officer and Vice President
       March 12, 1999                 and Controller

    /s/ Robert E. Aikman              Robert E. Aikman, Director
-------------------------------
       March 12, 1999

    /s/ Allen Finkelson               Allen Finkelson, Director
-------------------------------
       March 12, 1999

    /s/ Anthony V. Dub                Anthony V. Dub, Director
-------------------------------
       March 12, 1999

      /s/ Ben A. Guill                Ben A. Guill, Director
-------------------------------
       March 12, 1999

    /s/ Jonathan S. Linker            Jonathan S. Linker, Director
-------------------------------
       March 12, 1999

                           RANGE RESOURCES CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                (ITEM 14[a], [d])


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------

   Reports of Independent Public Accountants                                                                  29
   Consolidated balance sheets at December 31, 1997 and 1998                                                  30
   Consolidated statements of income for the years ended December 31, 1996, 1997 and 1998                     31
   Consolidated statements of stockholders' equity for the years ended December 31, 1996, 1997 and 1998       32
   Consolidated statements of cash flows for the years ended December 31, 1996, 1997 and 1998                 33
   Notes to consolidated financial statements                                                                 34

   Exhibits

         All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or footnotes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
         RANGE RESOURCES CORPORATION

         We have audited the accompanying consolidated balance sheets of Range Resources Corporation (a Delaware corporation) as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Range Resources Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Cleveland, Ohio
February 19, 1999

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        December 31,
                                                                 -------------------------
                                                                  1997              1998
                                                                 ---------       ---------
ASSETS
Current assets
  Cash and equivalents ....................................      $   9,725       $  10,954
  Accounts receivable .....................................         29,200          30,384
  IPF receivables (Note 4) ................................              -           7,140
  Marketable securities ...................................          5,777           3,258
  Assets held for sale (Note 5) ...........................              -          51,822
  Inventory and other .....................................          2,779           3,373
                                                                 ---------       ---------
                                                                    47,481         106,931
                                                                 ---------       ---------

IPF receivables, net (Note 4) .............................              -          70,032

Oil and gas properties, successful efforts method .........        785,223         935,822
    Accumulated depletion and impairment ..................       (161,416)       (273,723)
                                                                 ---------       ---------
                                                                   623,807         662,099
                                                                 ---------       ---------

Transportation, processing and field assets ...............         85,904          89,471
    Accumulated depreciation ..............................         (9,730)        (15,146)
                                                                 ---------       ---------
                                                                    76,174          74,325
                                                                 ---------       ---------

Other .....................................................         11,371           8,225
                                                                 ---------       ---------

                                                                 $ 758,833       $ 921,612
                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ........................................      $  26,878       $  28,163
  Accrued liabilities .....................................         10,048          15,773
  Accrued payroll and benefit costs .......................          3,195           5,156
  Accrued interest ........................................          8,998           9,439
  Accrued business restructuring costs (Note 13) ..........              -           2,697
  Current portion of debt (Note 6) ........................            413          55,187
                                                                 ---------       ---------
                                                                    49,532         116,415
                                                                 ---------       ---------

Senior debt (Note 6) ......................................        186,712         311,875
Non-recourse debt of IPF subsidiary (Note 6) ..............              -          60,100
Subordinated debt (Note 6) ................................        180,000         180,000
Deferred taxes (Note 12) ..................................         25,639               -
Commitments and contingencies (Note 8) ....................              -               -

Company-obligated preferred securities
    of subsidiary trust (Note 9) ..........................        120,000         120,000

Stockholders' equity (Notes 9 and 10)
 Preferred stock, $1 Par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 1,149,840 issued
      and outstanding (liquidation preference $28,746,000)           1,150           1,150
 Common stock, $.01 par, 50,000,000 shares authorized,
      21,058,442 and 35,933,523 issued ....................            211             359
 Capital in excess of par value ...........................        217,631         334,817
 Retained deficit .........................................        (22,412)       (203,396)
 Other comprehensive income ...............................            370             292
                                                                 ---------       ---------
                                                                   196,950         133,222
                                                                 ---------       ---------
                                                                 $ 758,833       $ 921,612
                                                                 =========       =========


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Year Ended December 31,
                                                ------------------------------------------------
                                                      1996             1997              1998
                                                  ------------     ------------     ------------

Revenues
   Oil and gas sales.........................        $  68,054      $  130,017       $  135,593
   Transportation, processing and marketing..            3,901           7,806            6,711
   IPF income................................                -               -            4,370
   Interest and other........................            3,386           7,594            2,255
                                                  ------------     ------------     ------------
                                                        75,341         145,417          148,929
                                                  ------------     ------------     ------------

Expenses
   Direct operating..........................           20,676          31,481           39,001
   IPF expense...............................                -               -            7,996
   Exploration...............................            1,460           2,527           11,265
   General and administrative................            3,966           5,290            9,215
   Interest..................................            7,487          27,175           40,642
   Depletion, depreciation and amortization..           22,303          55,407           60,153
   Provision for impairment..................                -          58,700          207,128
   Business restructuring costs (Note 13)....                -               -            3,147
                                                  ------------     ------------     ------------
                                                        55,892         180,580          378,547
                                                  ------------     ------------     ------------

Income (loss) before taxes...................           19,449         (35,163)        (229,618)

Income taxes
   Current...................................              729             684              278
   Deferred..................................            6,105         (12,515)         (54,746)
                                                  ------------     ------------     ------------
                                                         6,834         (11,831)         (54,468)
                                                  ------------     ------------     ------------

Net income (loss)............................        $  12,615       $ (23,332)       $(175,150)
                                                  ============     ============     ============

Comprehensive income (loss) (Note 2).........        $  12,729       $ (24,524)       $(175,260)
                                                  ============     ============     ============

Earnings (loss) per common share (Note 14)...
    Basic ...................................        $    0.71       $   (1.31)       $   (6.82)
                                                  ============     ============     ============
    Dilutive.................................        $    0.69       $   (1.31)       $   (6.82)
                                                  ============     ============     ============




                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                          Preferred Stock                 Common Stock
                                   ------------------------------ ------------------------------    Capital in        Retained
                                                        Par                            Par          Excess of         Earnings
                                      Shares           Value          Shares          Value         Par Value         (Deficit)
                                   --------------  -------------- --------------- --------------  ---------------  ---------------

Balance, December 31, 1995                1,350        $  1,350         13,323         $   133       $ 101,773       $   (4,013)

  Preferred dividends.........                -               -              -               -               -           (2,454)
  Common dividends at $.06 per                                                                                             (857)
      share...................                -               -              -               -               -
  Common issued...............                -               -            887               9           8,687                -
  Common repurchased..........                -               -            (36)              -            (406)               -
  Conversion of 7 1/2 preferred            (200)           (200)           577               6             194                -
  Net income..................                -               -              -               -               -           12,615
                                   --------------  -------------- --------------- --------------  ---------------  ---------------

Balance, December 31, 1996                1,150           1,150         14,751             148         110,248            5,291

  Preferred dividends.........                -               -              -               -               -           (2,334)
  Common dividends at $.10 per
      share...................                -               -              -               -               -           (2,037)
  Common issued...............                -               -          6,307              63         107,293                -
  Common repurchased..........                -               -              -               -            (107)               -
  Compensation in connection
      with stock options......                -               -              -               -             197                -
  Net loss....................                -               -              -               -               -          (23,332)
                                   --------------  -------------- --------------- --------------  ---------------  ---------------

Balance, December 31, 1997                1,150           1,150         21,058             211         217,631          (22,412)

  Preferred dividends.........                -               -              -               -               -           (2,334)
  Common dividends at $.12 per
      share...................                -               -              -               -               -           (3,500)
  Common issued...............                -               -         15,276             152         120,188                -
  Common repurchased..........                -               -           (401)             (4)         (3,002)               -
  Net loss....................                -               -              -               -               -         (175,150)
                                   --------------  -------------- --------------- --------------  ---------------  ---------------

Balance, December 31, 1998                1,150        $  1,150         35,933          $  359       $ 334,817      $  (203,396)
                                   ==============  ============== =============== ==============  ===============  ===============

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1996            1997            1998
                                                                       ---------       ---------       ---------
Cash flows from operations:
  Net income (loss) .............................................      $  12,615       $ (23,332)      $(175,150)
  Adjustments to reconcile net income (loss) to net cash provided by operations:
    Depletion, depreciation and amortization ....................         22,303          55,407          60,153
    Provision for impairment ....................................              -          58,700         207,128
    Valuation reserve of IPF receivables ........................              -               -           5,918
    Amortization of deferred offering costs .....................              -             999           1,293
    Deferred income taxes .......................................          6,105         (12,541)        (54,746)
    Changes in working capital net of effects of acquired
     businesses:
         Accounts receivable ....................................           (494)        (11,079)          2,842
         Marketable securities ..................................         (5,264)         (7,964)           (253)
         Inventory and other ....................................            137          (1,981)          6,996
         Accounts payable .......................................          5,385          17,825          (4,274)
         Accrued liabilities ....................................            781           9,186          (3,068)
    Gain on sale of assets and other ............................         (3,123)         (8,154)         (1,817)
                                                                       ---------       ---------       ---------
Net cash provided by operations .................................         38,445          77,066          45,022

Cash flows from investing:
  Acquisition of businesses, net of cash ........................        (13,950)              -         (41,170)
  Oil and gas properties ........................................        (59,137)       (492,259)       (135,399)
  Additions to property and equipment ...........................         (1,250)        (64,945)         (3,732)
  IPF investments of capital ....................................              -               -         (12,649)
  IPF repayments of capital .....................................              -               -           3,556
  Proceeds on sale of assets ....................................          4,671          56,070          17,081
                                                                       ---------       ---------       ---------
Net cash used in investing ......................................        (69,666)       (501,134)       (172,313)
Cash flows from financing:
  Proceeds from indebtedness ....................................         85,201         246,025         135,788
  Repayments of indebtedness ....................................        (53,268)            (26)           (413)
  Preferred stock dividends .....................................         (2,454)         (2,334)         (2,334)
  Common stock dividends ........................................           (857)         (2,037)         (3,500)
  Proceeds from trust preferred securities issuance, net ........            -           115,999             -
  Proceeds from common stock issuance, net ......................          8,315          67,648           1,985
  Repurchase of common stock ....................................           (138)           (107)         (3,006)
                                                                       ---------       ---------       ---------
Net cash provided by financing ..................................         36,799         425,168         128,520
                                                                       ---------       ---------       ---------
Change in cash ..................................................          5,578           1,100           1,229
Cash and equivalents at beginning of period .....................          3,047           8,625           9,725
                                                                       ---------       ---------       ---------
Cash and equivalents at end of period ...........................      $   8,625       $   9,725       $  10,954
                                                                       =========       =========       =========


Supplemental disclosures of non-cash investing and
   financing activities:
  Purchase of property and equipment financed with
    common stock .............................................         $       -       $  39,537       $ 116,469
  Common stock issued in connection with benefit plans .......               381             398           1,887


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND NATURE OF BUSINESS

         Range Resources Corporation ("Range" or the "Company") is an independent oil and gas company engaged in development, exploration and acquisition primarily in three core areas: Southwest, Gulf Coast and Appalachia. In addition, through its IPF subsidiary, the Company provides financing to smaller independent oil and gas producers by purchasing term overriding royalty interests in oil and gas properties. Historically, the Company has increased its reserves and production through acquisitions, development and exploration. In pursuing this strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established operating, engineering, geoscience, marketing and acquisition expertise. At December 31, 1998, proved reserves totaled 796 Bcfe, having a pre-tax present value at constant prices on that date of $555 million and a reserve life index in excess of 13 years.

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

REVENUE RECOGNITION

         The Company recognizes revenues from the sale of its respective products in the period delivered. Revenue for services are recognized in the period the services are provided.

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement No. 115, debt and marketable equity securities are required to be classified in one of three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of comprehensive income. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. At December 31, 1998 certain securities classified as available-for-sale were written down by $10.3 million to their estimated realizable value, because in the opinion of management, the decline in market value was considered to be other than temporary. Realized gains and losses are determined on the specific identification method and are reflected in income.

INDEPENDENT PRODUCER FINANCE ("IPF")

         Through IPF, Range acquires dollar denominated term overriding royalty interests in oil and gas properties owned by independent oil and gas producers. The Company accounts for the acquired term overriding royalty interests as receivables because the funds advanced to a producer for these interests are repaid from an agreed upon share of cash proceeds from the sale of production until the amount advanced plus a specified return or interest is paid. Only the interest portion of payments received from a producer is recognized as IPF income on the statement of income. The remaining cash receipts are recorded as a reduction in receivables on the balance sheet and as a return of capital on the statement of cash flows. Periodically, the Company performs a review for possible uncollectible accounts receivable and provides for unrecoverable amounts in its allowance for uncollectible receivable. At December 31, 1998 the Company's allowance for uncollectible receivables totaled $14 million. During 1998, IPF expenses were comprised of $.5 of general and administrative expenses, $1.6 million of interest expense and a $5.9 million valuation allowance.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates per Mcfe were $.73, $1.03 and $.89 in 1996, 1997 and 1998, respectively. Approximately $22.8 million, $111.2 million and $75.9 million of oil and gas properties were not subject to amortization as of December 31, 1996, 1997 and 1998, respectively.

         The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability during 1997 and 1998, the Company recorded provision for impairment of $58.7 million and $196.8 million respectively, which reduced the carrying value of certain oil and gas properties to what the Company estimates to have been their fair value at that time. The provision for impairment on the oil and gas properties was primarily due to declines in oil and gas prices. Fair value was based on estimated future cash flows to be generated by the oil and gas properties, discounted at the hurdle rate used by the Company in assessing investments in comparable assets. Impairment is recognized only if the carrying amount of a property is greater than its expected undiscounted future cash flows. The amount of the impairment was based on an estimate of fair value.

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

SECURITY ISSUANCE COSTS

         Expenses associated with the issuance of the 6% Convertible Subordinated Debentures due 2007, the 8.75% Senior Subordinated Notes due 2007 and the 5 3/4% Trust Convertible Preferred Securities are included in Other Assets on the accompanying balance sheets and are being amortized on the interest method over the term of the securities.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at year end 1997 and 1998 were not material.

COMPREHENSIVE INCOME

         Effective January 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income and changes in the fair value of marketable securities. The following is a calculation of the Company's comprehensive income for the years ended December 31, 1996, 1997 and 1998.

                                                       Year Ended December 31,
                                              -----------------------------------------
                                                 1996            1997            1998
                                              ---------       ---------       ---------

Net income (loss) ......................      $  12,615       $ (23,332)      $(175,150)
   Add: Change in unrealized gain/(loss)
      Gross ............................            568            (322)            (78)
      Tax effect .......................           (199)            109              19
   Less: Realized gain/(loss)
      Gross ............................           (393)         (1,473)            (66)
      Tax effect .......................            138             494              15
                                              ---------       ---------       ---------

Comprehensive income (loss) ............      $  12,729       $ (24,524)      $(175,260)
                                              =========       =========       =========

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999.

         SFAS No. 133 establishes accounting and reporting standards for derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those items at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to change in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company plans to adopt SFAS No. 133 during the first quarter of the year ended December 31, 2000 and is currently evaluating the effects of this pronouncement.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior periods presentation to conform with current period classifications.

(3)      ACQUISITIONS

         All acquisitions have been accounted for as purchases. The purchase prices were allocated to the assets acquired based on the estimated fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of debt and equity securities.

         In the first quarter of 1997, oil and gas properties located in West Texas, South Texas and the Gulf of Mexico (the "Cometra Properties") were acquired for $385 million. The Cometra Properties are located primarily in the Company's core operating areas and include producing oil and gas properties, leasehold acreage, gas pipelines, a 25,000 Mcf/d gas processing plant and an above-market gas contract with a utility. The utility filed an action concerning the above-market gas contract which is discussed in Note 8.

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

         In March 1998, oil and gas properties in the Powell Ranch Field in West Texas (the "Powell Ranch Properties") were acquired for a purchase price of $60 million, comprised of $54.6 million in cash and $5.4 million of Common Stock.

         As described in Note 1, the Company completed the Merger for a purchase price of $161.6 million, comprised of $50.5 million in cash and $111.1 million of Common Stock. Domain's principal assets included oil and gas operations primarily onshore in the Gulf Coast and in the Gulf of Mexico, as well as, IPF.

         In addition to the above mentioned acquisitions, the Company purchased various other properties for consideration of $26.1 million and $2.7 million during the years ended December 31, 1997 and 1998, respectively.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. In addition to the Merger, the pro forma operating results include the following transactions: (i) the sale of approximately 4 million shares of Common Stock and the application of the net proceeds therefrom, (ii) the sale of $125 million of 8.75% Senior Subordinated Notes and the application of the net proceeds therefrom, (iii) the sale of $120 million of 5 3/4% Trust Convertible Preferred Securities and the application of the net proceeds therefrom,

(iv) the purchase of the Meadville Properties, (v) the purchase of the Powell Ranch Properties; and the following Domain transactions: (i) the disposition of its interest in certain natural gas properties located in Michigan, (ii) the sale of approximately 6.3 million shares of its common stock and the application of the net proceeds therefrom, and (iii), the purchase of certain net profits overriding royalty interests owned by three institutional investors. All acquisitions were accounted for as purchase transactions.



                                            Year ended December 31,
                                    --------------------------------------
                                          1997                 1998
                                    -----------------     ----------------
                                    (in thousands except per share data)

Revenues.......................          $  217,690            $  188,721
Net income.....................             (25,290)             (177,878)
Earnings per share.............                (.90)                (5.11)
Earnings per share - dilutive..                (.90)                (5.11)
Total assets...................             979,331               921,612
Stockholders' equity...........             281,134               133,222

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions and financings been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

(4)      IPF RECEIVABLES

         At December 31, 1998, IPF had net receivables of $77.2 million. The receivables result from the Company's purchase of production payments in the form of term overriding royalty interests in exchange for an agreed upon share of revenues from identified properties until the amount invested and a specified rate of return on investment is paid in full. IPF's overriding royalty interest constitutes a property interest that serves as security for the receivables. The Company has estimated that $7.1 million of receivables at December 31, 1998 will be repaid in the next twelve months and has classified such receivables as current assets. The net outstanding receivables include an allowance for uncollectible receivables of $14 million.

(5)      ASSETS HELD FOR SALE

         Assets held for sale primarily consists of oil and gas properties located in south Texas and in the Gulf of Mexico. The Company has entered into agreements with an independent firm to assist it in selling these assets. The assets are recorded at the lower of cost or estimated market value of the properties as assets held for sale in the current asset section of the Consolidated Balance Sheet as of December 31, 1998. These sales are expected to be completed during 1999.

(6)      INDEBTEDNESS

         The Company had the following debt outstanding as of the dates shown. Interest rates at December 31, 1998 are shown parenthetically (in thousands):

                                                           December 31,
                                                      ----------------------
                                                        1997          1998
                                                      --------      --------


Credit Facility (6.4%) .........................      $186,700      $365,175
Other (6.4%) ...................................           425         1,887
                                                      --------      --------
                                                       187,125       367,062
Less amounts due within one year ...............           413        55,187
                                                      --------      --------

Senior debt, net ...............................      $186,712      $311,875
                                                      ========      ========

Non-recourse debt of IPF subsidiary (7.8%) .....      $      -      $ 60,100
                                                      --------      --------

8.75% Senior Subordinated Notes due 2007 ......       $125,000      $125,000
6% Convertible Subordinated Debentures due 2007         55,000        55,000
                                                      --------      --------

Subordinated debt ..............................      $180,000      $180,000
                                                      ========      ========

          The Company maintains a $400 million revolving bank facility (the "Credit Facility"). The Credit Facility provides for a borrowing base, which is subject to semi-annual redeterminations. At December 31, 1998, the borrowing base on the facility was $385 million of which $19.8 million was available to be drawn. Interest is payable quarterly and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to
 .375% depending upon the percentage of the borrowing base not drawn. It is the Company's policy to extend the term period of the credit facility annually. Until amounts under the Credit Facility are reduced to $300 million or the redetermined borrowing base, the interest rate will be LIBOR plus 1.75% and will increase to LIBOR plus 2.0% on May 1, 1999. When outstanding amounts are reduced to levels at or below $300 million or the redetermined borrowing base, the interest rate on the Credit Facility will return to interest at prime rate or LIBOR plus .625% to 1.125% depending on the percentage of borrowing base drawn. If amounts outstanding under the Credit Facility exceed the higher of the redetermined borrowing base or $300 million on June 30, 1999, then the Company will have 10 days to repay any excess. At December 31, 1998, the Company classified $55.2 million of borrowings under the Credit Facility as current to reflect an estimate of the amounts outstanding at December 31, 1998 that will be repaid during 1999. The weighted average interest rates on these borrowings were 7.3% and 6.7% for the years ended December 31, 1997 and 1998, respectively.

          IPF has a $150 million revolving credit facility (the "IPF Facility") through which it finances its activities. The IPF Facility matures June 1, 2000 at which time all amounts owed thereunder are due and payable. The IPF Facility is secured by substantially all of IPF's assets and is non-recourse to the Company. The borrowing base under the IPF Facility is subject to redeterminations, which occur routinely during the year. On March 10, 1999, the borrowing base on the IPF Facility was $60.1 million, which did not exceed the amounts outstanding on that date. The Company is currently in the process of completing a borrowing base redetermination. Upon completion of the redetermination the Company believes the borrowing base amount will decrease slightly and that the outstanding obligations at that time will not exceed the borrowing base. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding. Interest expense during 1998 amounted to $1.5 million and is included in IPF expenses on the statement of income. A commitment fee is paid quarterly on the average undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.8% on December 31, 1998.

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

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of December 31, 1998. Interest paid during the years ended December 31, 1996, 1997 and 1998 totaled $7.5 million, $18.2 million and $39.6 million, respectively.

         Maturities of senior indebtedness and the IPF Facility as of December 31, 1998 were as follows (in thousands):

            1999.............................   $  55,187
            2000.............................      60,100
            2001.............................           -
            2002.............................           -
            2003.............................     311,875
            Remainder........................           -
                                                ----------

                                                 $427,162
                                                ==========

(7)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the Credit and IPF Facilities (collectively "the Bank Facilities") approximate their fair value as they bear interest at rates indexed to LIBOR. In connection with the Merger, the IPF receivables were adjusted to what the Company estimates to have been their fair values at that time. The Company's receivables are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk. Excluding IPF's valuation allowances, the Company had recorded an allowance for doubtful accounts of $539,000 and $782,000 at December 31, 1997 and 1998, respectively.

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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                  December 31,                       December 31,
                                                      1997                               1998
                                          ------------------------------     ------------------------------
                                                                   (In thousands)
                                              Book             Fair             Book              Fair
                                             Value             Value            Value             Value
                                          -------------    --------------   --------------    --------------

Cash and equivalents................       $     9,725        $   9,725       $   10,954       $    10,954
Marketable securities...............             5,407            5,777            2,966             3,258
Long-term debt......................          (367,125)        (367,125)        (607,162)         (607,162)
Commodity swaps.....................                 -            1,071                -                45
Interest rate swaps.................                 -               73                -              (361)

         At December 31, 1998, the Company had open contracts for gas price swaps of 6.4 Bcf. The swap contracts are designed to set average prices ranging from $1.90 to $2.64 per Mcf. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net gain of approximately $44,500 at December 31, 1998. These contracts expire monthly through October 1999. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the years ended December 31, 1996, 1997 and 1998 approximated $(.7) million, $(.9) million and $3.1 million respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, are accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as interest expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At December 31, 1998, the Company had $100 million of borrowings subject to five interest rate swap agreements at rates of 5.71%, 5.59%, 5.35%, 4.82% and 5.64% through September 1999, October 1999, January 2000, September 2000 and October 2000 respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on December 31, 1998 was 5.06%. The fair value of the interest rate swap agreements at December 31, 1998, is based upon current quotes for equivalent agreements. As discussed in Note 6, the Company's Bank Facilities are based on LIBOR plus Applicable Margin (as defined).

         These hedging activities are conducted with major financial or commodities trading institutions which management believes entail acceptable levels of market and credit risks. At times such risks may be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position, although an adverse outcome could have a material effect on the results of operations for a given period.

         In July 1997, a gas utility filed an action in the state district court. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract it sought, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. Range counterclaimed seeking damages for breach of contract and repudiation of the contract. In May 1998, the court granted a partial summary judgment on the contract interpretation issue in favor of the gas utility. In October 1998, the gas utility dropped its damages claim and the state district court signed a final judgment in this case. Range has appealed the final judgment.

         In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for money damages. On September 3, 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys' fees and expenses of the plaintiffs' counsel in an amount not to exceed $290,000. The settlement in principle is subject to court approval and certain other conditions that have not been satisfied.

         The Company leases certain office space and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $406,000, $628,000 and $595,000 in 1996, 1997 and 1998, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

                1999......................................         $    1,000
                2000......................................                899
                2001......................................                778
                2002......................................                569
                2003......................................                195
                2004 and thereafter.......................                195
                                                                  ------------
                                                                    $   3,636
                                                                  ============

(9)      EQUITY SECURITIES AND CONVERTIBLE PREFERRED SECURITIES

         On October 16, 1997, the Company, through a newly-formed affiliate Lomak Financing Trust (the "Trust"), completed the issuance of $120 million of 5 3/4% trust convertible preferred securities (the "Convertible Preferred Securities"). The Trust issued 2,400,000 shares of the Convertible Preferred Securities at $50 per share. Each Convertible Preferred Security is convertible at the holder's option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share.

         The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by Range (the "Junior Debentures"). In turn, Range used the net proceeds from the issuance of the Junior Convertible Debentures to repay a portion of its credit facility. The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Convertible Preferred Securities mature on November 1, 2027. Range and the Trust may redeem the Junior Debentures and the Convertible Preferred Securities, respectively, in whole or in part, on or after November 4, 2000. For the first twelve months thereafter, redemptions may be made at 104.025% of the principal amount. This premium declines proportionally every twelve months until November 1, 2007, when the redemption price becomes fixed at 100% of the principal amount. If Range redeems any Junior Debentures prior to the scheduled maturity date, the Trust must redeem Convertible Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Debentures so redeemed.

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

         Range owns all the common securities of the Trust. As such, the accounts of the Trust have been included in Range's consolidated financial statements after appropriate eliminations of intercompany balances. The distributions on the Convertible Preferred Securities have been recorded as a charge to interest expense on Range's consolidated statements of income, and such distributions are deductible by Range for income tax purposes.

         In March 1997, the Company sold 4 million shares of common stock in a public offering for $69 million. Warrants to acquire 20,000 shares of common stock at a price of $12.88 per share were exercised in May 1997. At December 31, 1998 the Company had no outstanding warrants.

         In November 1995, the Company issued 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred Stock") for $28.8 million. The $2.03 Preferred Stock is convertible into the Company's common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The $2.03 Preferred Stock is redeemable, at the option of the Company, at any time on or after November 1, 1998, at redemption prices beginning at 105%. At the option of the Company, the $2.03 Preferred Stock is exchangeable into 8-1/8% Convertible Subordinated Notes due 2005. The notes would be subject to the same redemption and conversion terms as the $2.03 Preferred Stock.

(10)      STOCK OPTION AND PURCHASE PLAN

         The Company has four stock option plans as well as a stock purchase plan. Two of the stock option plans were adopted as a result of the Merger. Information with respect to these stock option plans is summarized as follows:


                                                                    Plans adopted via the Merger
                                                                    -------------------------------
                                         Option       Director's        Option          Director's
                                          Plan           Plan            Plan                Plan       Total
                                        ---------        -------         -------            ------    ---------

Outstanding at December 31, 1997:       1,507,692        108,000               -                 -    1,615,692
      Granted....................         828,395         32,000               -                 -      860,395
      Adopted in Merger..........               -              -       1,143,665            19,340    1,163,005
      Exercised..................         (54,610)             -         (49,155)                -     (103,765)
      Expired/Cancelled..........        (238,720)             -        (155,534)                -     (394,254)
                                        ---------        -------       ---------            ------    ---------
Outstanding at December 31, 1998:       2,042,757        140,000         938,976            19,340    3,141,073
                                        =========        =======       =========            ======    =========

         Range maintains a stock option plan (the "Option Plan") which authorizes the grant of options on up to 3.0 million shares of Common Stock. However, no new options may be granted which would result in there being outstanding aggregate options exceeding 10% of common shares outstanding plus those shares issuable under convertible securities. Under the Option Plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The Option Plan is administered by the Compensation Committee of the Board. All options issued under the Option Plan before September 1998 vest 30% after one year, 60% after two years and 100% after three years and options issued after that date vest 25% per year beginning one year after the grant date. During the year ended December 31, 1998, options covering 54,610 shares were exercised at prices ranging from $5.12 to $10.50 per share. At December 31, 1998, there were 903,442 options exercisable at prices ranging from $3.375 to $17.75 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At December 31, 1998, there were outstanding 72,800 options which were exercisable at prices ranging from $7.75 to $16.88 per share.

         In connection with the Merger, Range adopted the Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Domain Option Plan") and the Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors (the "Domain Director Plan"). Subsequent to the Merger, no new options will be granted under the Domain Option and Director Plans and existing options are exercisable into shares of Range Common Stock. During the year ended December 31, 1998 options covering 49,155 shares were exercised at prices ranging from $0.01 to $3.46 per share. At December 31, 1998, 469,014 options were currently exercisable under the Domain Option Plan at $3.46 to $11.70 per share. The remaining 469,962 options are currently exercisable at an exercise price of $0.01 per share. At December 31, 1998, options totaling 19,340 shares were outstanding and exercisable under the Domain Director Plan at $11.77 per share.

         In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The plans are administered by the Compensation Committee of the Board. During the year ended December 31, 1998, officers, key employees and outside directors purchased 306,141 registered common shares from the Company for total consideration of $1.6 million. From inception through December 31, 1998, a total of 759,141 unregistered shares had been sold through stock purchase plans, for a total consideration of approximately $5.3 million.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1996           1997              1998
                                                     ----------      ----------       -----------
                                                                 (in thousands, except
                                                                    per share data)
Net earnings (loss)--as reported ..............      $   12,615      $  (23,332)      $     (175,150)
Earnings (loss) per share--as reported ........      $     0.71      $    (1.31)      $        (6.82)
Earnings (loss) per share dilutive--as reported      $     0.69      $    (1.31)      $        (6.82)
Net earnings (loss)--pro forma ................      $   12,262      $  (24,563)      $     (176,083)
Earnings (loss) per share--pro forma ..........      $     0.68      $    (1.37)      $        (6.86)
Earnings (loss) per share dilutive--pro forma .      $     0.66      $    (1.37)      $        (6.86)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1996, 1997 and 1998, respectively: dividend yields of $.06, $.10 and $.12 per share; expected volatility factors of .41, .46 and .79 risk-free interest rates of 6.0%; 6.5% and 4.75%; and a average expected life of 3 to 5 years.

(11)     BENEFIT PLAN

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1996, 1997 and 1998 were $548,000, $701,000 and $678,000 respectively. The 1997 and 1998 contributions were made with Range common stock, which was valued at fair market value.

(12)     INCOME TAXES

         Federal income tax provision (benefit) was $6.8 million, $(11.8) million and $(54.7) million for the years 1996, 1997 and 1998, respectively. The current portion of the income tax provision represents state income tax currently payable. A reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate is as follows:

                             1996              1997              1998
                         -----------       -----------        -----------

Statutory tax rate.....            34%             (34)%              (34)%
Valuation allowance....             -                -                 10
Other .................             1                -                  -
                          -----------      -----------        -----------


Effective tax rate.....           35%              (34)%              (24)%
                         ===========       ===========        ===========

Income taxes paid......  $   590,000       $ 1,216,000        $    36,000
                         ===========       ===========        ===========

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



         Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                          December 31,
                                                     -----------------------
                                                       1997           1998
                                                     --------       --------
Deferred tax liabilities:
   Depreciation ...............................      $ 38,305       $ 30,232
                                                     ========       ========

Deferred tax assets:
   Net operating loss carryforward ............      $  9,268       $ 51,810
   Percentage depletion carryforward ..........         2,753          2,753
   AMT credits and other ......................           685            685
                                                     --------       --------
   Total deferred tax assets ..................        12,706         55,248

   Valuation allowance for deferred tax assets            (40)       (25,016)
                                                     --------       --------

Net deferred tax assets .......................      $ 12,666       $ 30,232
                                                     ========       ========

Net deferred tax liabilities ..................      $ 25,639       $      -
                                                     ========       ========


         Utilization of the deferred tax asset of $55.2 million is dependent on future taxable profits being in excess of profits arising from existing taxable temporary differences. The Company has established a $25 million valuation allowance and has written down to zero its net deferred tax assets at December 31, 1998. Management believes sufficient uncertainty exists regarding its net deferred tax assets that a valuation allowance is required. Upon future realization of the deferred tax asset, $25 million of the valuation allowance will reduce the Company's future income tax expense.

         The Company has entered into several business combinations accounted for as purchases. In connection with these transactions, deferred tax assets and liabilities of $7.7 million and $25.9 million respectively, were recorded. In 1997 the Company acquired Arrow Operating Company accounted for as a tax free business combination accounted for as a purchase. A net deferred tax liability of $12.4 million was recorded in the transaction. In 1998 the Company acquired Domain Energy Corporation in a taxable business combination accounted for as a purchase. A net deferred tax liability of $29 million was recorded in the transaction.

         As a result of the Company's issuance of equity and convertible debt securities, it experienced a change in control during 1988 as defined by Section 382 of the Internal Revenue Code. The change in control and the Merger have placed limitations to the utilization of net operating loss carryovers. At December 31, 1998, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $131 million which are subject to annual limitations as to their utilization and otherwise expire between 1999 and 2013, if unused. The Company has alternative minimum tax net operating loss carryovers of $116 million which are subject to annual limitations as to their utilization and otherwise expire from 1999 to 2013 if unused. The Company has statutory depletion carryover of approximately $4 million and an alternative minimum tax credit carryover of approximately $911,000. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

(13)     BUSINESS RESTRUCTURING COSTS

         In the fourth quarter of 1998, the Company initiated a restructuring plan to reduce costs and improve operating efficiencies. In connection with the restructuring plan, 54 employees have been terminated. These employees were associated with operations that have been consolidated or eliminated in response to the depressed energy price environment. Estimated employee termination costs of $2.1 million have been accrued in 1998. Of the total number of employees affected, 42 were terminated in 1998.

         In addition to the costs of terminating employees, the principal costs of the restructuring plan include the writedown of the carrying value of assets impaired due to the restructuring and lease and contract termination costs. Estimated charges of $658,000 for lease and contract terminations and $363,000 for asset impairments were recorded during the fourth quarter of 1998.
At December 31, 1998, $2.7 million was accrued in connection with the restructuring plan.

(14)     EARNINGS PER COMMON SHARE

         The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands):


                                                            1996           1997              1998
                                                        ------------   -------------     -------------
Numerator:
    Net income (loss)...........................         $   12,615      $  (23,332)        $(175,150)
    Preferred stock dividends...................             (2,454)         (2,334)           (2,334)
                                                        ------------   -------------     -------------
    Numerator for earnings per common share.....             10,161         (25,666)         (177,484)

    Effect of dilutive securities:
      Preferred stock dividends.................                  -               -                 -
                                                        ------------   -------------     -------------

      Numerator for earnings per common
      Share - assuming dilution.................         $   10,161      $  (25,666)        $(177,484)
                                                        ============   =============     =============

Denominator:
    Denominator for earnings per common
      Share - weighted average shares...........             14,334          19,641            26,008

    Effect of dilutive securities:
      Employee stock options....................                464               -                 -
      Warrants..................................                 14               -                 -
                                                        ------------   -------------     -------------

    Dilutive potential common shares                            478               -                 -
                                                        ------------   -------------     -------------
      Denominator for diluted earnings per share
      Adjusted weighted-average shares and
      Assumed conversions.......................             14,812          19,641            26,008
                                                        ============   =============     =============

Earnings (loss) per common share................         $      .71      $    (1.31)      $     (6.82)
                                                        ============   =============     =============

Earnings (loss) per common
      Share - assuming dilution.................         $      .69      $    (1.31)      $     (6.82)
                                                        ============   =============     =============

         For additional disclosure regarding the Company's Debentures, the 7 1/2% Preferred Stock and the $2.03 Preferred Stock, see Notes 6, and 9 respectively. The Debentures were outstanding during 1996, 1997 and 1998 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. The 7 1/2% Preferred Stock was converted into 576,945 additional shares of common stock during 1996. The 576,945 additional shares were not included in the computation of diluted earnings per share because the effect was antidilutive. The $2.03 Preferred Stock was outstanding during 1996, 1997 and 1998 and was convertible into 3,026,316 of additional shares of common stock. The 3,026,316 additional shares were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. There were stock options outstanding during 1997 which were exercisable, resulting in 642,720 additional shares under the treasury method of accounting for common stock equivalents. These were stock options outstanding during 1998 which were exercisable, resulting in 718,279 additional shares for common stock equivalents. These additional shares were not included in the 1997 or 1998 computations of diluted earnings per share because the effect was antidilutive.

(15)     MAJOR CUSTOMERS

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 71% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the year ended December 31, 1998, one customer accounted for 14% of the Company's total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the Company. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. The Company sells to oil purchasers on a basis of price and service.

(16)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to oil and gas producing activities:

                                                    Year Ended December 31,
                                           -----------------------------------------
                                              1996            1997            1998
                                           ---------       ---------       ---------
                                                         (in thousands)
Oil and gas properties:
    Subject to depletion ...........       $ 259,681       $ 674,067       $ 859,911
    Not subject to depletion .......          22,838         111,156          75,911
                                           ---------       ---------       ---------
        Total ......................         282,519         785,223         935,822
    Accumulated depletion ..........         (53,102)       (161,416)       (273,723)
                                           ---------       ---------       ---------

        Net oil and gas properties..       $ 229,417       $ 623,807       $ 662,099
                                           =========       =========       =========

Costs incurred:
    Acquisition ....................       $  63,579       $ 448,822       $ 286,974
    Development ....................          12,536          56,430          71,793
    Exploration ....................           2,025           2,375           9,756
                                           ---------       ---------       ---------

        Total costs incurred .......       $  78,140       $ 507,627       $ 368,523
                                           =========       =========       =========

(17)     UNAUDITED SUPPLEMENTAL RESERVE INFORMATION

         The Company's proved oil and gas reserves are located in the United States. Proved reserves are those quantities of crude oil and natural gas which, upon analysis of geological and engineering data, can with reasonable certainty be recovered in the future from known oil and gas reservoirs. Proved developed reserves are those proved reserves, which can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage.

QUANTITIES OF PROVED RESERVES

                                                Crude Oil       Natural Gas
                                                ---------       -----------
                                                 (Bbls)            (Mcf)
                                                      (in thousands)

Balance, December 31, 1995 ................        10,863        232,887
    Revisions .............................           280         (7,545)
    Extensions, discoveries and additions .           952         16,696
    Purchases .............................         3,884         86,022
    Sales .................................          (236)       (11,235)
    Production ............................        (1,068)       (21,231)
                                                 --------       --------

Balance, December 31, 1996 ................        14,675        295,594
    Revisions .............................        (2,603)       (70,763)
    Extensions, discoveries and additions .         1,664         55,324
    Purchases .............................        18,541        339,447
    Sales .................................          (709)        (6,775)
    Production ............................        (1,794)       (38,409)
                                                 --------       --------

Balance, December 31, 1997 ................        29,774        574,418
    Revisions .............................       (14,195)       (76,728)
    Extensions, discoveries and additions .         2,121         57,261
    Purchases .............................        15,332        140,120
    Sales .................................        (3,248)       (16,561)
    Production ............................        (2,655)       (45,193)
                                                 --------       --------

Balance, December 31, 1998 ................        27,129        633,317
                                                 ========       ========


PROVED DEVELOPED RESERVES

December 31, 1996 .........................        10,703        207,601
                                                 ========       ========

December 31, 1997 .........................        14,971        369,786
                                                 ========       ========

December 31, 1998 .........................        19,649        436,062
                                                 ========       ========

         The revisions which occurred during 1998 include 13,126 Mbbl of oil and 49,004 Mmcf of gas which became uneconomic due to lower commodity prices at December 31, 1998 as compared to December 31, 1997. The commodity prices used to estimate the December 31, 1998 reserve information were $10.25 per barrel for oil, $6.61 per barrel for natural gas liquids and $2.34 per Mcf for gas. The average prices at December 31, 1997 were $16.00 per barrel for oil, $10.27 per barrel for natural gas liquids and $2.79 per Mcf for gas.

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

STANDARDIZED MEASURE

                                                                              As of December 31
                                                          -----------------------------------------------------------
                                                                1996                1997                 1998
                                                          ------------------  ------------------  -------------------
                                                                                (in thousands)

Future cash inflows                                           $ 1,393,338         $ 2,037,357         $ 1,744,653

Future costs:
     Production....................................              (365,753)           (512,657)           (513,119)
     Development...................................               (86,192)           (248,553)           (211,236)
                                                          ------------------  ------------------  -------------------

Future net cash flows..............................               941,393           1,276,147           1,020,298

Income taxes.......................................              (271,023)           (280,189)           (104,500)
                                                          ------------------  ------------------  -------------------

Total undiscounted future net cash flows...........               670,370             995,958             915,798

10% discount factor................................              (319,481)           (485,258)           (398,703)
                                                          ------------------  ------------------  -------------------

Standardized measure...............................           $   350,889        $    510,700          $  517,095
                                                          ==================  ==================  ===================

CHANGES IN STANDARDIZED MEASURE

                                                                        For the year ended December 31
                                                          -----------------------------------------------------------
                                                                1996                1997                 1998
                                                          ------------------  ------------------  -------------------
                                                                                (in thousands)

Standardized measure, beginning of year                        $  174,050         $   350,889            $510,700

Revisions:
     Prices........................................               151,508            (210,429)           (138,985)
     Quantities....................................                (6,762)            (29,409)           (112,012)
     Estimated future development cost.............                (2,971)            (37,788)             26,465
     Accretion of discount.........................                22,924              49,217              63,233
     Income taxes..................................               (86,095)             10,360              88,222
                                                          ------------------  ------------------  -------------------
     Net revisions.................................                78,604            (218,049)            (73,007)

Purchases..........................................               125,871             460,753             134,186

Extensions, discoveries and additions..............                22,816              55,751              35,169

Production.........................................               (43,598)            (93,865)            (87,668)

Sales..............................................                (6,854)            (14,406)            (26,197)

Changes in timing and other........................                     -             (30,373)             23,982
                                                          ------------------  ------------------  -------------------

Standardized measure, end of year..................             $ 350,889         $   510,700          $  517,095
                                                          ==================  ==================  ===================

                           RANGE RESOURCES CORPORATION

                                INDEX TO EXHIBITS


                                 (Item 14[a 3])


Exhibit No           Description
----------           -----------

     3.1(a) Certificate of Incorporation of Lomak dated March 24, 1980 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     3.1(b) Certificate of Amendment of Certificate of Incorporation dated July 22, 1981 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     3.1(c) Certificate of Amendment of Certificate of Incorporation dated September 8, 1982 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     3.1(d) Certificate of Amendment of Certificate of Incorporation dated December 28, 1988 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     3.1(e) Certificate of Amendment of Certificate of Incorporation dated August 31, 1989 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     3.1(f) Certificate of Amendment of Certificate of Incorporation dated May 30, 1991 (incorporated by reference to the Company's Registration Statement (No. 333-20259)).
     3.1(g) Certificate of Amendment of Certificate of Incorporation dated November 20, 1992 (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
     3.1(h) Certificate of Amendment of Certificate of Incorporation dated May 24, 1996 (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
     3.1(i) Certificate of Amendment of Certificate of Incorporation dated October 2, 1996 (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
     3.1(j) Restated Certificate of Incorporation as required by Item 102 of Regulation S-T (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
     3.1(k) Certificate of Amendment of Certificate of Incorporation dated August 25, 1998 (incorporated by reference to the Company's Registration Statement (No. 333-62439)).
     3.2 By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     4 Specimen certificate of Lomak Petroleum, Inc. (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
     4.4 Certificate of Trust of Lomak Financing Trust (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
     4.5 Amended and Restated Declaration of Trust of Lomak Financing Trust dated as of October 22, 1997 by The Bank of New York (Delaware) and the Bank of New York as Trustees and Lomak Petroleum, Inc. as Sponsor (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
     4.6 Indenture dated as of October 22, 1997, between Lomak Petroleum, Inc. and The Bank of New York (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
     4.7 First Supplemental Indenture dated as of October 22, 1997, between Lomak Petroleum, Inc. and The Bank of New York (incorporated by reference to the Company's Registration Statement (No. 333-43823)).

     4.8 Form of 5 3/4% Preferred Convertible Securities (included in Exhibit 4.5 above).
     4.9 Form of 5 3/4% Convertible Junior Subordinated Debentures (included in Exhibit 4.7 above).
     4.10 Convertible Preferred Securities Guarantee Agreement dated October 22, 1997, between Lomak Petroleum, Inc., as Guarantor, and The Bank of New York as Preferred Guarantee Trustee (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
     4.11 Common Securities Guarantee Agreement dated October 22, 1997, between Lomak Petroleum, Inc., as Guarantor, and The Bank of New York as Common Guarantee Trustee. (incorporated by reference to the Company's Registration Statement No. 333-43823)).
     4.12            Purchase and Sale Agreement between Cometra Energy, L.P.
                     and Cometra Production Company, L.P., as seller, and Lomak Petroleum, Inc., as buyer, dated December 31, 1996, including First Amendment to Purchase and Sale Agreement, dated January 10, 1997 (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
     4.13 Purchase and Sale Agreement between Rockland, L.P., as seller, and Lomak Petroleum, Inc., as buyer, dated December 31, 1996 (incorporated by reference on the Company's Registration Statement (No. 333-20257)).
     4.14 Form of Trust Indenture relating to the Senior Subordinated Notes due 2007 between Lomak Petroleum, Inc., and Fleet National Bank as trustee (incorporated on the Company's Registration Statement (No. 333-20257)).
     4.15 Purchase and Sale Agreement dated as of September 8, 1997 by and among Cabot Oil & Gas Corporation, Cranberry Pipeline Corporation, Big Sandy Gas Company, and Lomak Petroleum, Inc. (incorporated by reference to Form 10-K dated March 20, 1998).
     4.16 Agreement and Plan of Reorganization dated December 5, 1997 between Arrow Operating Company, Kelly W. Hoffman and L .S. Decker and Lomak Petroleum, Inc. (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
     10.1(a) Incentive and Non-Qualified Stock Option Plan dated March 13, 1989 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     10.1(b) Advisory Agreement dated September 29, 1988 between Lomak and SOCO (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     10.1(c) 401(k) Plan Document and Trust Agreement effective January 1, 1989 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     10.1(d) 1989 Stock Purchase Plan (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
     10.1(e) Form of Directors Indemnification Agreement (incorporated by reference to the Company's Registration Statement (No. 333-47544)).
     10.1(f) 1994 Outside Directors Stock Option Plan (incorporated by reference to the Company's Registration Statement (No. 33-47544)).
     10.1(g) 1994 Stock Option Plan (incorporated by reference to the Company's Registration Statement (No. 33-47544)).
     10.1(h) $400,000,000 Credit Agreement Among Lomak Petroleum, Inc., as Borrower, and the Several Lenders from Time to Time parties Hereto, including Bank One, Texas, N.A. as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Nationsbank of Texas, N.A., as Documentation Agent (incorporated by reference to Form 10-K dated February 7, 1997).
     10.1(i) Registration Rights Agreement dated October 22, 1997, by and among Lomak Petroleum, Inc., Lomak Financing Trust, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston, Forum Capital markets L.P. and McDonald Company Securities, Inc., (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
     10.1(j) Amendment to the Lomak Petroleum, Inc., 1989 Stock Purchase Plan, as amended (incorporated by reference to the Company's Registration Statement (No. 333-44821)).

     10.1(k)         1997 Stock Purchase Plan (incorporated by reference to the
                     Company's Registration Statement (No. 333-44821)).
     10.1(l)         1997 Stock Purchase Plan, as amended (incorporated by
                     reference to the Company's Registration Statement (No.
                     333-44821)).
     10.1(m)*        Fourth Amendment to $400,000,000 Credit Agreement dated
                     January 27, 1999
     10.1(n)         Second Amended and Restated 1996 Stock Purchase and Option
                     Plan for Key Employees of Domain Energy Corporation and
                     Affiliates (incorporated by reference to the Company's
                     Registration Statement (No. 333-62439)).
     10.1(o)         Domain Energy Corporation 1997 Stock Option Plan for
                     Nonemployee Directors (incorporated by reference to the
                     Company's Registration Statement (No. 333-62439)).
     10.1(p)*        Employment Agreement, dated August 25, 1998, between the
                     Company and Michael V. Ronca.
     21*             Subsidiaries of the Registrant.
     23.1*           Consent of Independent Public Accountants.
     27*             Financial Data Schedule.
---------------
*        Filed herewith.