Form 10-Q
period 1999-03-31
RANGE RESOURCES CORP
filed 1999-05-13
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1999

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

           36,788,537 Common Shares were outstanding on May 10, 1999.

PART I. FINANCIAL INFORMATION

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1998 Form 10-K filing. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       December 31,          March 31,
                                                                           1998                1999
                                                                      ----------------    ----------------
                                                                                            (unaudited)
ASSETS
Current assets
  Cash and equivalents........................................            $   10,954         $    12,613
  Accounts receivable.........................................                30,384              26,163
  IPF receivables (Note 4)....................................                 7,140               7,140
  Marketable securities.......................................                 3,258               3,661
  Assets held for sale (Note 5)...............................                51,822              50,482
  Inventory and other.........................................                 3,373               4,534
                                                                     ------------------- ------------------
                                                                             106,931             104,593
                                                                     ------------------- ------------------

IPF receivables, net (Note 4).................................                70,032              67,535

Oil and gas properties, successful efforts method.............               935,822             942,833
    Accumulated depletion and impairment......................              (273,723)           (290,034)
                                                                     ------------------- ------------------
                                                                             662,099             652,799
                                                                     ------------------- ------------------

Transportation, processing and field assets...................                89,471              89,134
    Accumulated depreciation..................................               (15,146)            (16,459)
                                                                     ------------------- ------------------
                                                                              74,325              72,675
                                                                     ------------------- ------------------

Other.........................................................                 8,225               7,920
                                                                     ------------------- ------------------
                                                                          $  921,612        $    905,522
                                                                     =================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable............................................            $   28,163        $     21,152
  Accrued liabilities.........................................                20,929              19,669
  Accrued interest............................................                 9,439               5,941
  Accrued restructuring costs (Note 13).......................                 2,697               1,130
  Current portion of debt (Note 6)............................                55,187              55,193
                                                                     ------------------- ------------------
                                                                             116,415             103,085
                                                                     ------------------- ------------------

Senior debt (Note 6)..........................................               311,875             317,451
Non-recourse debt of IPF subsidiary (Note 6)..................                60,100              60,100
Subordinated notes (Note 6)...................................               180,000             180,000
Commitments and contingencies (Note 8)........................

Company-obligated preferred securities of subsidiary trust (Note 9)          120,000             120,000

Stockholders' equity (Notes 9 and 10)
  Preferred stock, $1 par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 1,149,840 issued and outstanding
      (liquidation preference $28,746,000)....................                 1,150               1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      35,933,523 and 36,268,660 issued and outstanding........                   359                 363
  Capital in excess of par value..............................               334,817             334,882
   Retained deficit...........................................              (203,396)           (212,377)
   Other comprehensive income.................................                   292                 868
                                                                     ------------------- ------------------
                                                                             133,222             124,886
                                                                     ------------------- ------------------
                                                                          $  921,612          $  905,522
                                                                     =================== ==================

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended March 31,
                                                              ---------------------------------------
                                                                    1998                  1999
                                                               ----------------     -----------------
                                                                           (unaudited)
Revenues
   Oil and gas sales.....................................            $  32,540           $    33,799
   Transportation, processing and marketing..............                1,729                 1,843
   IPF income, net.......................................                    -                 1,373
   Interest and other....................................                1,741                   938
                                                               ----------------     -----------------
                                                                        36,010                37,953
                                                               ----------------     -----------------

Expenses
   Direct operating......................................                8,396                11,269
   Exploration...........................................                  413                   930
   IPF expenses..........................................                    -                 1,502
   General and administrative............................                1,840                 1,883
   Interest..............................................                8,734                12,100
   Depletion, depreciation and amortization..............               12,198                19,130
                                                               ----------------     -----------------
                                                                        31,581                46,814
                                                               ----------------     -----------------

Income (loss) before taxes...............................                4,429               (8,861)

Income taxes
   Current...............................................                  109                   120
   Deferred..............................................                1,551                     -
                                                               ----------------     -----------------
                                                                         1,660                   120
                                                               ----------------     -----------------

Net income (loss)........................................             $  2,769           $   (8,981)
                                                               ================     =================

Comprehensive income (loss) (Note 2).....................             $  2,892           $   (8,406)
                                                               ================     =================

Earnings (loss) per common share (Note 14)
   Basic.................................................            $    0.10           $    (0.26)
                                                               ================     =================
   Dilutive..............................................            $    0.10           $    (0.26)
                                                               ================     =================



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three Months Ended March 31,
                                                              ---------------------------------------
                                                                    1998                  1999
                                                               ----------------     -----------------
                                                                           (unaudited)
Cash flows from operations:
Net income (loss).........................................            $  2,769          $    (8,981)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
     Depletion, depreciation and amortization.............              12,198               19,130
     Amortization of debt issuance costs..................                 345                  305
     Deferred income taxes................................               1,551                    -
     Changes in working capital net of
             effects of acquired businesses:
         Accounts receivable..............................               5,815                4,204
         Marketable securities............................                 108                    -
         Inventory and other..............................                 737               (1,144)
         Accounts payable.................................              (7,233)              (7,011)
         Accrued liabilities .............................              (2,816)              (5,380)
     Gain on sale of assets and other.....................              (1,751)                (690)
                                                               ----------------     -----------------
Net cash provided by (used in) operations.................              11,723                  433

Cash flows from investing:
     Oil and gas properties...............................             (77,022)              (7,994)
     Additions to property and equipment..................                (472)                 227
     IPF investments .....................................                   -                 (943)
     IPF repayments.......................................                   -                3,441
     Proceeds on sale of assets...........................              16,352                1,791
                                                               ----------------     -----------------
Net cash used in investing................................             (61,142)              (3,478)

Cash flows from financing:
     Proceeds from indebtedness...........................              48,200                5,864
     Repayments of indebtedness...........................                (392)                (282)
     Preferred stock dividends............................                (584)                (584)
     Common stock dividends...............................                (630)                (362)
     Proceeds from common stock issuance, net.............                 380                   90
     Repurchase of common stock...........................                 (23)                 (22)
                                                               ----------------     -----------------
Net cash provided by financing............................              46,951                4,704
                                                               ----------------     -----------------

Change in cash............................................              (2,468)               1,659
Cash and equivalents at beginning of period...............               9,725               10,954
                                                               ----------------     -----------------
Cash and equivalents at end of period.....................            $  7,257          $    12,613
                                                               ================     =================

Supplemental disclosures of non-cash investing and
  Financing activities:
  Common stock issued in connection with benefit plans....        $          -       $           70

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

         Range Resources Corporation ("Range") is an independent oil and gas company engaged in development, exploration and acquisition primarily in three core areas of the United States: the Southwest, Gulf Coast and Appalachia. Through its IPF subsidiary, the Company also provides financing to smaller producers by purchasing term overriding royalty interests in oil and gas properties. Historically, the Company has increased its reserves and production through acquisitions, development and exploration. In pursuing this strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established operating, engineering, geoscience, marketing and acquisition expertise. At December 31, 1998, proved reserves totaled 796 Bcfe, having a pre-tax present value at constant prices on that date of $555 million and a reserve life index in excess of 13 years.

         In August 1998, the stockholders of the Company approved the acquisition via merger (the "Merger") of Domain Energy Corporation ("Domain"). Pursuant to the Merger, Domain became a wholly owned subsidiary and the stockholders of Domain received approximately 13.6 million shares of the Company's Common Stock and $50.5 million in cash. Simultaneously, the Company's name was changed to Range Resources Corporation.

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

MARKETABLE SECURITIES

         Debt and marketable equity securities are classified in one of three categories: trading, available-for-sale, or held to maturity. Equity securities of other companies held by Range qualify as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of stockholders' equity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income.

INDEPENDENT PRODUCER FINANCE ("IPF")

         Through IPF, Range acquires dollar denominated term overriding royalty interests in properties owned by smaller oil and gas producers. The Company accounts for the acquired term overriding royalty interests as receivables because the funds advanced to a producer for these interests are repaid from an agreed upon share of cash proceeds from the sale of production until the amount advanced plus a specified return is received. Only the interest portion of payments, net of reserves, received from producers is recognized as IPF income on the statement of income. The remaining cash receipts are recorded as a reduction in receivables on the balance sheet and as a return of capital on the statements of cash flows. Periodically, the Company reviews receivables and provides an allowance for possible uncollectible amounts. During the first quarter of 1999, IPF recorded gross income of $2.9 million and valuation allowances of $1.5 million. At March 31, 1999 the Company's allowance for uncollectible receivables totaled $15.5 million. During the first quarter of 1999, IPF expenses were comprised of $1.1 million of interest expense and $0.4 of administrative expenses.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs which result in the discovery of reserves and the cost of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates per Mcfe were $0.83 and $0.91 in the first quarters of 1998 and 1999, respectively.
Per unit depletion rates rose because of the impact of low year-end
1998 oil and gas prices on the reserve volumes used to calculate the depletion rate for 1999. Approximately $75.9 million and $74.9 million of oil and gas properties were classified as unproved leaseholds as of December 31, 1998 and March 31, 1999, respectively.

         The Company performs a review for impairment at least annually or whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized if the carrying amount of an asset is greater than its expected future cash flows. The amount of the impairment is based on the estimated fair value of the asset. Unproved leaseholds whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to ultimately prove unproductive are amortized over an average holding period. During the first quarter of 1999, depletion expense included $950,000 of amortization of unproved oil and gas properties.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company owns and operates over 3,000 miles of gas gathering systems as well as a gas processing plant in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to twenty years.

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

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1998 and March 31, 1999 were not material.

COMPREHENSIVE INCOME

         Comprehensive income is defined as changes in stockholders' equity from nonowner sources which includes net income and changes in the fair value of marketable securities. The following is a calculation of comprehensive income for the quarters ended March 31, 1998 and 1999.

                                             For the quarters ended March 31,
                                             ----------------------------------
                                                  1998               1999
                                             ---------------    ---------------
Net income (loss).......................        $    2,769          $  (8,981)
Add: Unrealized gain
   Gross................................               196                576
   Tax effect...........................               (73)                 -
Less: Realized gain (loss)
   Gross................................                 -                 (1)
   Tax effect...........................                 -                  -
                                             ---------------    ---------------

Comprehensive income (loss).............        $    2,892          $  (8,406)
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

         SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those items at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to change in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company plans to adopt SFAS No. 133 during the first quarter of the year ended December 31, 2000 and is currently evaluating the effects of this pronouncement.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior periods presentation to conform with current period classifications.

(3)      ACQUISITION AND DEVELOPMENT:

         All of the Company's acquisitions have been accounted for as purchases. The purchase prices were allocated to the assets acquired based on estimates of the fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by working capital, advances under a revolving credit facility and the issuance of equity.

         In March 1998, oil and gas properties in the Powell Ranch Field in West Texas (the "Powell Ranch Properties") were acquired for a purchase price of $60 million, comprised of $54.6 million in cash and $5.4 million of Common Stock.

         As described in Note 1, the Company acquired Domain for a purchase price of $161.6 million, comprised of $50.5 million of cash and $111.1 million of Common Stock. Domain's principal assets included oil and gas properties primarily onshore in the Gulf Coast and the Gulf of Mexico, as well as, IPF.

         The Company also acquired other properties for an aggregate consideration of $2.7 million and $0.8 million during the year ended December 31, 1998 and the quarter ended March 31, 1999, respectively.

         UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. The pro forma operating results include the Domain and Powell Ranch acquisitions.

                                                Three months ended March 31,
                                           --------------------------------------
                                                 1998                  1999
                                           -----------------     -----------------
                                           (in thousands, except per share data)

Revenues...............................        $    51,938            $   37,953
Net income (loss)......................               (574)               (8,981)
Earnings (loss) per share..............              (0.03)                (0.26)
Earnings (loss) per share - dilutive...              (0.03)                (0.26)
Total assets...........................          1,060,420               905,522
Stockholders' equity...................            295,928               124,886

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the acquisitions been made at the beginning of each period presented or to necessarily be indicative of future results of operations.

(4)      IPF RECEIVABLES

         At March 31, 1999, IPF had net receivables of $74.6 million. The receivables result from the purchase of production payments in the form of term overriding royalty interests which represent an agreed share of revenues from certain properties until the amount invested and a specified rate of return are received. These royalty interests constitute property interests that serve as security for the receivables. The Company has estimated that $7.1 million of receivables will be repaid in the next twelve months and has classified such receivables as current assets. The net outstanding receivables include an allowance for uncollectible receivables of $14.0 million and $15.5 million at December 31, 1998 and March 31, 1999, respectively.

(5)      ASSETS HELD FOR SALE

         Assets held for sale primarily consists of oil and gas properties located in south Texas and in the Gulf of Mexico. The Company has entered into agreements with an independent firm to assist it in selling these assets. The assets are recorded at the lower of cost or estimated market value of the properties as assets held for sale in the current asset section of the Consolidated Balance Sheets as of December 31, 1998 and March 31,1999. These sales are expected to be completed during 1999. The Company sold properties for $1.5 million during the three months ended March 31, 1999.

(6)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at March 31, 1999 are shown parenthetically (in thousands):

                                                             December 31,          March 31,
                                                                  1998                1999
                                                          -------------------  ------------------


Credit Facility (6.8%)...............................     $       365,175        $     372,600
Other (5.9%).........................................               1,887                   44
                                                          -------------------  ------------------
                                                                  367,062              372,644
Less amounts due within one year.....................              55,187               55,193
                                                          -------------------  ------------------

Senior debt, net.....................................     $       311,875        $     317,451
                                                          ===================  ==================

Non-recourse debt of IPF subsidiary (7.2%)...........     $        60,100        $      60,100

 8.75% Senior Subordinated Notes due 2007............     $       125,000        $     125,000
 6% Convertible Subordinated Debentures due 2007.....              55,000               55,000
                                                          -------------------  ------------------

Subordinated debt....................................     $       180,000        $     180,000
                                                          ===================  ==================

         The Company maintains a $400 million revolving bank facility (the "Credit Facility"). The Credit Facility provides for a borrowing base, which is subject to semi-annual redeterminations. At April 30, 1999, the borrowing base on the Credit Facility was $385 million of which $16.9 million was available to be drawn. Interest is payable quarterly and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of .25% to
 .375% depending upon the percentage of the borrowing base drawn. It is the Company's policy to extend the term period of the Credit Facility annually. Until amounts under the Credit Facility are reduced to $300 million or the redetermined borrowing base, the interest rate will be LIBOR plus 1.75% and increased to LIBOR plus 2.0% on May 1, 1999. If amounts outstanding under the Credit Facility exceed the higher of the redetermined borrowing base or $300 million on June 30, 1999, then the Company will have 10 days to repay any excess. At March 31, 1999, the Company classified $55.2 million of borrowings under the Credit Facility as current to reflect an estimate of the amounts outstanding that will be repaid during the next twelve months. The weighted average interest rates on these borrowings were 6.6% and 6.8% for the three months ended March 31, 1998 and 1999, respectively.

         IPF has a $150 million revolving credit facility (the "IPF Facility") through which it finances its activities. The IPF Facility matures July 1, 2001 at which time all amounts owed thereunder are due and payable. The IPF Facility is secured by substantially all of IPF's assets and is non-recourse to the Company. The borrowing base under the IPF Facility is subject to redeterminations, which occur routinely during the year. On April 30, 1999, the borrowing base on the IPF Facility was $56.5 million, which was fully drawn. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding. Interest expense during the first quarter of 1999 amounted to $1.1 million and is included in IPF expenses on the statement of income. A commitment fee is paid quarterly on the average undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.2% on March 31, 1999.

         The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") are not redeemable prior to January 15, 2002. Thereafter, the 8.75% Notes will be subject to redemption at the option of the Company, in whole or in part, at redemption prices beginning at 104.375% of the principal amount and declining to 100% in 2005. The 8.75% Notes are unsecured general obligations of the Company and are subordinated to all senior debt (as defined) of the Company, which includes borrowings under the Bank Facility. The 8.75% Notes are guaranteed on a senior subordinated basis by all of the subsidiaries of the Company. The guarantees are full, unconditional and joint and several.

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

         The debt agreements contain covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of March 31, 1999. Interest paid during the three month periods ended March 31, 1998 and 1999 totaled, $12.6 million and $14.8 million, respectively.

(7)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility approximates their fair value as they bear interest at rates indexed to LIBOR. The Company's accounts receivable are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk. The Company has recorded an allowance for doubtful accounts (excluding IPF) of $782,000 and $866,000 at December 31, 1998 and March 31, 1999, respectively.

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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                     December 31,                        March 31,
                                                         1998                               1999
                                            -------------------------------    -------------------------------
                                                                     (In thousands)
                                                Book              Fair             Book              Fair
                                                Value            Value             Value            Value
                                            --------------    -------------    --------------    -------------
Cash and equivalents..................         $  10,954         $  10,954      $    12,613       $    12,613
Marketable securities.................             2,966             3,258            2,793             3,661
Long-term debt........................          (607,162)         (607,162)        (612,744)         (612,744)
Commodity swaps.......................            -                     45           -                   (827)
Interest rate swaps...................            -                   (361)          -                   (395)

         At March 31, 1999, the Company had open contracts for gas and oil price swaps of 18.7 Bcf of gas and 200,000 Bbls of oil. The swap contracts are designed to set average prices ranging from $1.90 to $2.21 per Mcf of gas and fix oil prices at $16.55 per Bbl. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $827,400 at March 31, 1999. These contracts expire monthly through October 1999 on gas and through July 1999 on oil. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the three months ended March 31, 1998 and 1999 approximated $1.2 million and $(30,000), respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, are accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At March 31, 1999, the Company had $100 million of borrowings subject to five interest rate swap agreements at rates of 5.71%, 5.59%, 5.35%, 4.82% and 5.64% through September 1999, October 1999, January 2000, September 2000 and October 2000 respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on March 31, 1999 was 4.9%. The fair value of the interest rate swap agreements at March 31, 1999 is based upon current quotes for equivalent agreements. As discussed in Note 6, the Company's bank facilities are based on LIBOR plus applicable margin (as defined).

         These hedging activities are conducted with major financial or commodities trading institutions which management believes entail acceptable levels of market and credit risks. At times such risks may be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.

(8)      COMMITMENTS AND CONTINGENCIES:

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

(9)      EQUITY SECURITIES:

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

         The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by Range (the " Junior Debentures"). In turn, Range used the net proceeds from the issuance of the Junior Convertible Debentures to repay a portion of its Credit Facility. The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Convertible Preferred Securities mature on November 1, 2027. Range and the Trust may redeem the Junior Debentures and the Convertible Preferred Securities, respectively, in whole or in part, on or after November 4, 2000. For the first twelve months thereafter, redemptions may be made at 104.025% of the principal amount. This premium declines proportionally every twelve months until November 1, 2007, when the redemption price becomes fixed at 100% of the principal amount. If Range redeems any Junior Debentures prior to the scheduled maturity date, the Trust must redeem Convertible Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Debentures so redeemed.

         The Company has guaranteed the payments of distributions and other payments on the Convertible Preferred Securities only if and to the extent that the Trust has funds available. Such guarantee, when taken together with Range's obligations under the Junior Debentures and related indenture and declaration of trust, provide a full and unconditional guarantee of amounts due on the Convertible Preferred Securities.

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



(10)     STOCK OPTION AND PURCHASE PLAN:

         The Company has four stock option plans as well as a stock purchase plan. Two of the stock option plans were adopted as a result of the Merger. Information with respect to these plans is summarized below:

                                                                    Plans adopted via the Merger
                                                                    -------------------------------
                                         Option       Director's        Option        Director's
                                          Plan           Plan            Plan            Plan          Total
                                     -------------- --------------- --------------- --------------- -------------

Outstanding at December 31, 1998:       2,042,757        140,000         938,976            19,340    3,141,073
      Granted....................         904,150              -               -                 -      904,150
      Exercised..................               -              -        (315,056)                -     (315,056)
      Expired/Cancelled..........        (301,190)             -         (17,168)                -     (318,358)
                                     -------------- --------------- --------------- --------------- -------------
Outstanding at March 31, 1999:          2,645,717        140,000         606,752            19,340    3,411,809
                                     =============== ============== =============== =============== =============

         Range maintains a stock option plan (the "Option Plan") which authorizes the grant of options on up to 3.0 million shares of Common Stock. Under the Option Plan, incentive and non-qualified options may be issued to officers, key employees and consultants. The Option Plan is administered by the Compensation Committee of the Board. All options issued under the Option Plan before September 1998 vest 30% after one year, 60% after two years and 100% after three years. Options issued after that date vest 25% per year beginning one year after the grant date. During the three months ended March 31, 1999, no options were exercised. At March 31, 1999, 955,442 options were exercisable at prices ranging from $3.375 to $18.00 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At March 31, 1999, 72,800 directors options were exercisable at prices ranging from $7.75 to $16.88 per share.

         In connection with the Merger, Range adopted the Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Domain Option Plan") and the Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors (the "Domain Director Plan"). Subsequent to the Merger, no new options will be granted under the Domain Option and Director Plans and existing options are exercisable into shares of Range Common Stock. During the three months ended March 31, 1999 options covering 315,056 shares were exercised at a price of $0.01 per share. At March 31, 1999, 453,291 options were currently exercisable under the Domain Option Plan at $3.46 to $11.70 per share. The remaining 153,461 options are currently exercisable at an exercise price of $0.01 per share. At March 31, 1999, options totaling 19,340 shares were outstanding and exercisable under the Domain Director Plan at $11.17 per share.

         In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 500,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The plans are administered by the Compensation Committee of the Board. During the three months ended March 31, 1999, officers, key employees and outside directors purchased 8,128 registered common shares pursuant to this plan for $18,500.
From inception through March 31, 1999, a total of 399,297 unregistered shares had been sold under this plan through stock purchase plans, for a total consideration of approximately $2.5 million.

(11)     BENEFIT PLAN:

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1998 totaled $678,000 of Common Stock, valued at fair market.

(12)     INCOME TAXES:

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

         The income tax provisions for the three month periods ended March 31, 1998 and 1999 were $1.7 million and $0.1 million, respectively. The current portion of the income tax provisions represent state income taxes currently payable. Statement 109 requires a valuation allowance be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded due to the uncertainties as to the amount of taxable income that would be generated in future years. The Company established a valuation allowance of $25 million at December 31, 1998 and increased the allowance to $28.1 million at March 31, 1999. Upon future realization of the deferred tax asset, $28.1 million of the valuation allowance will reduce the Company's future income tax expense.

         The Company has entered into several business combinations accounted for as purchases. In connection with these transactions, deferred tax assets and liabilities of $7.7 million and $38.3 million respectively, were recorded. In 1998 the Company acquired Domain Energy Corporation in a taxable business combination accounted for as a purchase. A net deferred tax liability of $29 million was recorded in the transaction.

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

(13)     ACCRUED RESTRUCTURING COSTS

         In the fourth quarter of 1998, the Company implemented a restructuring plan to reduce costs and improve efficiency. In connection with this plan, 54 employees were terminated. In addition to termination costs, the restructuring costs include the writedown of certain impaired assets and lease and contract termination costs. Estimated charges of $658,000 for lease and contract terminations and $363,000 for asset impairments were recorded during the fourth quarter of 1998. At December 31, 1998 and March 31, 1999, $2.7 million and $1.1 million, respectively, were accrued in connection with the restructuring. The accrual remaining at March 31, 1999 was comprised primarily of lease and contract termination costs.

(14)     EARNINGS PER COMMON SHARE

         The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands):

                                                                  MARCH 31,
                                                        ------------------------------
                                                            1998             1999
                                                        -------------    -------------
Numerator:
    Net Income (loss)...........................            $  2,769        $  (8,981)
    Preferred stock dividends...................                (584)            (584)
                                                        -------------    -------------
    Numerator for earnings per common share.....               2,185           (9,565)

    Effect of dilutive securities:
      Preferred stock dividends.................                  -                 -
                                                        -------------    -------------

      Numerator for earnings per common
      share - assuming dilution.................            $  2,185       $   (9,565)
                                                        =============    =============

Denominator:
    Denominator for earnings per common
      share - weighted average shares...........              21,073           36,137

    Effect of dilutive securities:
      Employee stock options....................                 518                -
      Warrants..................................                   -                -
                                                        -------------    -------------

    Dilutive potential common shares                             518                -
                                                        -------------    -------------
      Denominator for diluted earnings per share
      adjusted weighted-average shares and
      assumed conversions.......................              21,591           36,137
                                                        =============    =============

Earnings (loss) per common share................            $   0.10       $   (0.26)
                                                        =============    =============

Earnings (loss) per common
      share - assuming dilution.................            $   0.10       $   (0.26)
                                                        =============    =============

         For additional disclosure regarding the Company's Debentures and the $2.03 Preferred Stock, see Notes 6 and 9, respectively. The Debentures were outstanding during 1998 and the first quarter of 1999 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. The $2.03 Preferred Stock was outstanding during 1998 and the first quarter of 1999 and was convertible into 3,026,316 of additional shares of common stock. The 3,026,316 additional shares were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. There were employee stock options outstanding during the first quarters of 1998 and 1999 which were exercisable, resulting in 1,018,052 and 1,634,994 additional shares, respectively, under the treasury method of accounting for common stock equivalents. These additional shares were not included in the first quarter 1998 and 1999 computations of diluted earnings per share because the effect was antidilutive.

(15)     MAJOR CUSTOMERS:

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 20% of the Company's gas production is currently sold under market sensitive contracts which do not contain floor price provisions. For the three months ended March 31, 1999, one customer accounted for 12% of the Company's total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the Company. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(16)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                December 31,           March 31,
                                                                    1998                 1999
                                                               ----------------     ----------------
                                                                                      (unaudited)
Oil and gas properties:
    Subject to depletion...............................        $       859,911        $     867,955

    Not subject to depletion...........................                 75,911               74,878
                                                               ----------------     ----------------
        Total..........................................                935,822              942,833
    Accumulated depletion..............................               (273,723)            (290,034)
                                                               ----------------     ----------------

        Net oil and gas properties.....................        $       662,099        $     652,799

                                                               ================     ================

                                                                                     Three Months
                                                                 Year Ended              Ended
                                                                December 31,           March 31,
                                                                    1998                 1999
                                                               ----------------     ----------------
                                                                                      (unaudited)
Costs incurred:
    Acquisition........................................         $      286,974           $      758
    Development........................................                 71,793                7,236
    Exploration........................................                  9,756                  677
                                                               ----------------     ----------------

        Total costs incurred...........................         $      368,523            $   8,671
                                                               ================     ================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS EFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 1999 the Company had $16.3 million in cash and marketable securities and total assets of $906 million. Working capital at that date was $1.5 million. During the first quarter of 1999, total debt rose slightly.

         Approximately $373 million of the long-term debt at that date was comprised of borrowings under the Credit Facility, $125 million of 8.75% Senior Subordinated Notes and $55 million of 6% Convertible Subordinated Debentures. The Credit Facility currently provides for quarterly payments of interest with principal due in February 2003.

Cash Flow

         The Company's principal operating sources of cash include sales of oil and gas and revenues from gas transportation and marketing. The Company's cash flow is highly dependent upon oil and gas prices. Recent decreases in the market price of oil or gas have reduced cash flow and could reduce the borrowing base under the Credit Facility.

         The Company has three principal operating sources of cash: (i) sales of oil, natural gas and natural gas liquids, (ii) sales of natural gas and (iii) revenues from transportation, processing and marketing. The decreases in the Company's cash flow from operations can be attributed primarily to decreases in oil and natural gas prices.

         The Company's net cash used in investing for the three months ended March 31, 1998 and 1999 was $61.1 million and $3.5 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploitation and additions of field assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be marginal or outside of its core areas of operation. The Company's acquisition and development activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by financing for the three months ended March 31, 1998 and 1999 was $47.0 million and $4.7 million, respectively. Sources of financing used by the Company have been primarily borrowings under its Credit Facility and capital raised through the various debt and equity offerings.

Capital Requirements

         During the first three months of 1999, $7.9 million of costs were incurred for development and exploration activities. In an effort to reduce outstanding debt, the Company reduced its 1999 exploration and development capital budget to $36 million. The development and exploration expenditures are currently expected to be funded entirely by internally generated cash flow.

Bank Facilities

         The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The

Borrowing Base is currently $385 million and is subject to semi-annual redetermination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. At May 10, 1999, the Company had $16.9 million of availability under the Credit Facility. Until amounts under the Credit Facility are reduced to $300 million or the redetermined borrowing base, the interest rate will be LIBOR plus 1.75% and increased to LIBOR plus 2.0% on May 1, 1999. If amounts outstanding under the Credit Facility exceed the higher of the redetermined borrowing base or $300 million on June 30, 1999, then the Company will have 10 days to repay any excess.

         The Company plans to reduce outstanding amounts under the Credit Facility through operating cash flow and the sale of assets. Since the borrowing base is principally determined by the estimated value of oil and gas reserves these asset sales are expected to reduce the borrowing base and cash flows due to the loss of future production. The Company has developed a number of packages of oil and gas assets to offer for sale. The Company will utilize the proceeds from the sale of assets to reduce amounts outstanding under the Credit Facility. Additionally, the Company is considering the monetization of oil and gas assets whose proceeds would be used to reduce the Credit Facility. At March 31, 1999, the Company classified $55.2 million of Credit Facility borrowings as current to reflect an estimate of the amounts outstanding at March 31, 1999 that will be repaid during the next twelve months.

         The IPF Facility is secured by substantially all of IPF's assets and is non-recourse to the Company. The borrowing base under the IPF Facility is subject to redeterminations, which occur routinely during the year. On April 30, 1999, the borrowing base on the IPF Facility was $56.5 million, which did not exceed the amounts outstanding on that date. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the amount outstanding.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At March 31, 1999, the Company had open contracts for natural gas swaps of 18.7 Bcf and oil swaps of 200,000 barrels. The swap contracts are designed to set average prices ranging from $1.90 to $2.21 per Mcf of gas and fix oil prices at $16.55 per barrel. While these transactions have no carrying value, the Company's mark-to-market exposure under these contracts at March 31, 1999 was a net loss of $827,400. The gains or losses on the Company's hedging transactions is determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains (losses) relating to these derivatives for the three months ended March 31, 1998 and 1999 approximated $1.2 million and $(30,000), respectively.

         INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first three months of 1999, the Company received an average of $10.72 per barrel of oil and $1.88 per Mcf of gas. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first three months of in 1999. Should conditions in the industry improve, inflationary cost pressures may resume.

RESULTS OF OPERATIONS

Comparison of 1999 to 1998

         The Company reported a net loss for the three months ended March 31, 1999 of $9.0 million, versus a $2.8 million profit in the prior year period. The decrease was primarily the result of lower product prices received on oil and gas production and higher interest and depletion expenses. During the periods presented, oil and gas production volumes increased 41% to 18.4 Bcfe, an average of 204,200 Mcfe per day. Production revenues were impacted by a 26% decrease in the average price received per Mcfe of production to $1.84. The average oil price decreased 21% to $10.72 per barrel while average gas prices decreased 28% to $1.88 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 34% to $11.3 million in 1999 versus $8.4 million in 1998. The average operating cost per Mcfe produced decreased 5% from $0.64 in 1998 to $0.61 in 1999.

         Transportation, processing and marketing revenues increased only marginally during 1999. IPF income consists of the interest portion of the term overriding royalty interests and is net of an allowance for possible uncollectible accounts. During 1999, IPF expenses included $1.1 million of interest expense and $0.4 million of administrative expenses.

         Exploration expense increased approximately $0.5 million to $0.9 million due to the addition of exploration activities acquired through Domain.

         General and administrative expenses increased 2% to $1.9 million. The average general and administrative cost per Mcfe produced decreased 29% from $0.14 in 1998 to $0.10 in 1999. This decrease is principally attributable to the cost reduction program.

         Interest and other income decreased from $1.7 million in 1998 to $0.9 million in 1999 primarily due to fewer sales of non-strategic assets. In 1999 interest expense increased 39% to $12.1 million as compared to $8.7 million in 1998. This was primarily as a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and capital expenditures and a higher average cost of borrowings. The average outstanding balances on the Credit Facility were $181 million and $370 million the first quarter of 1998 and 1999, respectively. The weighted average interest rate on these borrowings were 6.6% and 6.8% for the three months ended March 31, 1998 and 1999, respectively.

         Depletion, depreciation and amortization increased 57% compared to 1998 as a result of increased production volumes and the amortization of $950,000 of unproved acreage. The Company's depletion rate was $0.83 per Mcfe in the first quarter of 1998 and $0.91 per Mcfe in the first quarter of 1999.

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

         Assessment has been substantially completed for the information technology ("IT") and non-IT systems. The term "IT systems" include personal computers, accounting / data processing software and other miscellaneous systems. Range's computerized accounting system was upgraded to a version that is

Year 2000 compliant and is in the final phase of testing. The Company's personal computer systems will be compliant with minor upgrades provided by the software vendors and with the purchase of a nominal amount of additional computer equipment.

         The non-IT systems include operational and control equipment with embedded chip technology that is utilized in the offices and field operations. The systems were reviewed as part of the Year 2000 Plan. Most of the wells are operated by non-computerized equipment. The potentially affected areas are gas processing, telemetry and portable metering devices. Range is in the process of resolving the Year 2000 problems. The suppliers of the affected equipment are providing upgrades or modifications. The Company expects to complete this remediation process by June 30, 1999.

         Range is also monitoring the compliance efforts of its significant suppliers, customers and service providers with whom it does business and whose IT and non-IT systems interface with those of the Company to ensure that they will be Year 2000 compliant. If they are not, such failure could affect the ability of the Company to sell its oil and gas and receive payments therefrom and the ability of vendors to provide products and services in support of the Company's operations. Although the Company has no reason to believe that its vendors and customers will not be compliant by the year 2000, the Company is unable to determine the extent to which Year 2000 issues will affect its vendors and customers. However, management believes that ongoing communication with and assessment of the compliance efforts of these third parties will minimize these risks.

         The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Range is currently conducting a comprehensive analysis of the financial and operational problems that would be reasonably likely to result from failure by Range and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company intends to establish a contingency plan that the primary goals are to maintain continuity of operations, preserve Company assets and protect the environment. Range plans to complete the analysis and contingency planning by the third quarter of 1999.

         The total costs for the Year 2000 Project is not expected to be in excess of $180,000. Of this amount, approximately $65,000 had been incurred as of March 31, 1999.

         Range presently does not expect to experience significant operational problems due to the Year 2000 issues. However, if all Year 2000 issues are not properly and timely identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact Range's results of operations or adversely affect its relationship with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Range's systems or results of operations.

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

Items 2 - 5.      Not applicable


Item 6. Exhibits and Reports on Form 8-K

         (a)  No reports filed on Form 8-K.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                           RANGE RESOURCES CORPORATION



                                           By:   (Thomas W. Stoelk)
                                              ----------------------------------
                                                 Thomas W. Stoelk
                                                 Senior Vice President - Finance
                                                 and Administration
                                                 and Chief Financial Officer








May 13, 1999

                                  EXHIBIT INDEX

                                                                                     Sequentially
   Exhibit Number                       Description of Exhibit                       Numbered Page
---------------------     ---------------------------------------------------     --------------------
         27               Financial Data Schedule                                         25