Form 10-K405/A
period 1998-12-31
RANGE RESOURCES CORP
filed 1999-09-17
CIK 315852

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

                          RANGE RESOURCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Range Resources Corporation ("Range" or the "Company") is an independent oil and gas company operating in the following core areas of operation: the Appalachian, Permian, Midcontinent and Gulf Coast regions. The Company seeks to build value through a balanced approach of low-risk development and acquisition, higher risk exploitation and exploration and producer financing. Through its Independent Producer Finance subsidiary, the Company engages in producer financing activities by purchasing term overriding royalties in oil and gas properties. In pursuing this strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established operating, engineering, geoscience, marketing and acquisition expertise. At December 31, 1998, the Company had combined proved reserves totaling 796 Bcfe, having a pre-tax present value at constant prices on that date of $555 million. On an Mcfe basis, the reserves were 80% natural gas, are 80% operated by the Company and have a reserve life index in excess of 13 years.

         In August 1998, the stockholders of Lomak Petroleum, Inc ("Lomak") approved the acquisition via merger (the "Merger") of Domain Energy Corporation ("Domain"). As a result of the Merger, Domain became a wholly-owned subsidiary of Lomak. Simultaneously, Lomak stockholders approved changing the Company's name to Range Resources Corporation.

DESCRIPTION OF THE BUSINESS

  Strategy

         The Company's objective is to maximize stockholder value through a balanced strategy that combines lower risk development and acquisition activities with higher risk, higher impact exploitation and exploration projects. Since 1990, total assets have grown from $24 million to $922 million at year end 1998. During this same period of time, stockholders' equity has increase from $6 million to $133 million. In 1999, the Company's goal is to reduce leverage and position the Company to benefit from, rather than merely endure, the downturn in commodity prices. The Company plans to reduce leverage by cutting costs, monetizing assets and limiting exploration and development capital expenditures to internal cash flow. These monetizations could include contributing oil and gas operations or assets and debt into a joint venture, selling net profits interests in oil and gas properties or selling interests in oil and gas properties through an oil and gas royalty trust. The proceeds from the monetization of oil and gas assets are expected to reduce outstanding amounts under the Credit Facility. The Company's goal is to reduce debt as a percentage of total capitalization to levels at or below 50% within 12 to 24 months. While it will be difficult to generate substantial production growth with a reduced 1999 capital budget, the cost reductions and monetization and sale of assets position Range to weather a prolonged downturn in commodity prices. When prices rebound, the Company should be in position to increase the rate of exploitation of its large development and exploration inventory.

         Management believes that the acquisitions completed since 1990 have substantially enhanced the Company's ability to increase its production and reserves through the ongoing development of the acquired properties. The Company now has over 1,400 proven recompletions and development drilling wells. With its large development inventory, the Company believes that if oil and gas prices rebound it can achieve growth in reserves, production, cash flow and earnings over the next several years, without the benefit of future acquisitions. The Company currently anticipates spending approximately $35 million to $40 million during 1999 on development and exploration activities. The Company's leasehold position now totals approximately 1.9 million gross acres (1.2 million net), providing significant long-term development and exploration potential.

         In order to effectively implement its operating strategy, the Company has concentrated its activities in selected geographic areas. In its core areas, the Company has established separate business units, each with operating, engineering, geological, land and acquisition expertise. The Company believes that this focus provides it with a competitive advantage in sourcing and evaluating new business opportunities, as well as providing economies of scale in operating and developing its properties. Management believes each business unit's facilities are adequate to meet the Company's current needs and existing facilities could be expanded.

          Development. The Company's development activities include recompletions of existing wells, infill drilling and installation of secondary recovery projects. The Company's development wells are generated within core areas where the Company has significant operational and technical experience. At December 31, 1998, over 1,400 proven development wells were in inventory. In view of the low current oil and gas prices, the Company plans to limit its 1999 development expenditures to approximately $35 million. The Company expects development expenditures in the Appalachian, Gulf Coast and Southwest business units to approximate $9 million, $10 million and $16 million, respectively.

          Exploration. Beginning in 1996, the Company began to conduct exploration activities on or near existing properties within its core operating areas. Range has domestic onshore exploration projects covering 536,000 gross acres. The Company's onshore exploration program targets deeper horizons within existing Company-operated fields, as well as establishing new fields in exploration trend areas in which Range's technical staff has experience. Range's offshore exploration program focuses on the shallow waters of the Gulf of Mexico where it holds contiguous 3D seismic data covering 3.5 million acres. Range has offshore leases covering 11,000 gross acres on which it has identified 80 projects. Range's strategy is based upon limiting its risk by allocating no more than 10% of its cash flow to exploration activities and by participating in a variety of projects with differing characteristics. In view of the low current oil and gas prices the Company anticipates exploratory expenditures to be less than $5 million in 1999. The Company expects exploration expenditures in the Appalachian, Gulf Coast and Southwest business units to approximate $.5 million, $3 million and $1.5 million, respectively.

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

Development Activities

         The Company's development activities include recompletions of existing wells, infill drilling and to a lesser extent, installation of secondary recovery projects. Development wells are located within core operating areas where the Company has established operational and technical expertise. Currently, as described below, the Company has 1,493 proven development wells in inventory. Those wells are geographically diverse, target a mix of oil and gas and are generally less than 8,000 feet in depth. Approximately 74% of the development wells are concentrated in 21 fields covering 512,000 gross acres. Such large acreage blocks and concentration of wells provide economies of scale, access to competitively priced oil field services and focused operating and technical expertise. The following table sets forth information pertaining to the Company's proven development inventory at December 31, 1998.

                                                     NUMBER OF PROJECTS
                                    ------------------------------------------------
                                     RECOMPLETION         DRILLING
                                     OPPORTUNITIES        LOCATIONS            TOTAL
                                     -------------        ---------            -----
Southwest
   Permian ..........................     310                 211                521
   Midcontinent .....................      44                  33                 77
                                        -----               -----              -----
     Subtotal .......................     354                 244                598
Gulf Coast ..........................     110                  44                154
Appalachia ..........................       2                 739                741
                                        -----               -----              -----
     Total ..........................     466               1,027              1,493
                                        =====               =====              =====

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

                                                                Year Ended December 31,
                                 ---------------------------------------------------------------------------
                                    1994             1995             1996         1997               1998
                                 -----------      ----------       ---------     --------          --------
Production
    Oil and NGL (Bbl) ...........      640              913           1,068          1,794           2,655
    Gas (Mcf) ...................    6,996           12,471          21,231         38,409          45,193
    Total (Mcfe) (a) ............   10,836           17,949          27,641         49,170          61,120
Revenues
    Oil and NGL ................. $  9,743         $ 15,133        $ 20,425       $ 28,800        $ 30,084
    Gas .........................   14,718           22,284          47,629        101,217         105,509
                                  ========         ========        ========       ========        ========
    Total ....................... $ 24,461         $ 37,417        $ 68,054       $130,017        $135,593
                                  ========         ========        ========       ========        ========
Average Sales Price
    Oil (Bbl) ................... $  15.23         $  16.57        $  19.56       $  18.22        $  12.01
    NGL (Bbl) ...................     --               --          $  10.22       $   9.06        $   8.26
    Gas (Mcf) ................... $   2.10         $   1.79        $   2.24       $   2.64        $   2.33
    Mcfe (a) .................... $   2.26         $   2.08        $   2.46       $   2.64        $   2.22
Average Operating Cost
    Per Mcfe (a) ................ $   0.75         $   0.63        $   0.75       $   0.64        $   0.64

(a) Oil and NGL is converted to Mcfe at a rate of 6 Mcf per barrel.

         On a Mcfe basis, approximately 74% of 1998 production was natural gas. Gas production was sold to utilities, brokers or directly to industrial users. Gas sales are made pursuant to various arrangements ranging from month-to-month contracts, one year contracts at fixed or variable prices and contracts at fixed prices for the life of the well. All contracts other than the fixed price contracts contain provisions for price adjustment, termination and other terms customary in the industry. A number of the Appalachian gas contracts are at prices which compare favorably to the spot market. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil purchasers are selected on the basis of price and service. In 1998, revenues from gas sales totaled $105.5 million or 78% of total oil and gas revenues while revenues from oil and natural gas liquids production amounted to $30.1 million, representing 22% 7of total oil and gas revenues. Oil and gas revenues for 1998 increased 4% over 1997.

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

         The Company's natural gas transportation and processing assets are primarily comprised of (i) approximately 2,700 miles of gas transportation and gathering pipelines in Appalachia and (ii) nearly 300 miles of gathering lines in the Sterling area of the Permian Basin. The Appalachian gas gathering systems serve to transport a majority of the Company's Appalachian gas production as well as third party gas to major trunklines and directly to industrial end-users. This affords the Company considerable control and flexibility in marketing its Appalachian production. Third parties who transport their gas through the systems are charged a gathering fee based on throughput. In its Permian, Midcontinent and Gulf Coast areas, the Company transports its gas production through a combination of Company-owned and third party gathering systems. The Company is typically charged a fixed fee per volume of production to transport its gas through third party systems. The Company's Sterling gas processing plant is a refrigerated turbo-expander cryogenic gas plant that was placed in service in early 1995. The plant, designed for approximately 25,000 Mcf/d, is currently operating at 74% of capacity. The Company estimates that the plant's capacity can be increased to 35,000 Mcf/d for approximately $4.0 million in additional capital expenditures.

In order to maximize the price it receives for the sale of natural gas, the Company began to market its own gas production in 1993. The Company's marketing efforts are primarily composed of its in-house sales force selling production directly to customers at the most favorable price. The Company is currently marketing 196 Mmcf/d for its own account as well as for third party producers. The Company has managed the impact of potential price declines by developing a balanced portfolio of fixed price and market sensitive contracts and commodity hedging. Approximately 16% of average gas production at December 31, 1998 was sold subject to fixed price sales contracts. These fixed price contracts are at prices ranging from $1.50 to $5.00 per Mcf. The fixed price contracts with terms of less than one year, between one and five years and greater than five years constitute approximately 41%, 50% and 9%, respectively, of the volume sold under fixed price contracts.

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

INDEPENDENT PRODUCER FINANCE ("IPF")

         As part of the Merger, in August 1998 the Company acquired its Independent Producer Finance operations. IPF provides capital to small oil and gas producers to finance specifically identified acquisition and development projects. IPF advances money to producers in exchange for a term overriding royalty interest in their projects. The overrides are dollar-denominated and are calculated to provide IPF with a contractually specified rate of return that typically ranges between 10% and 25%. While there is no formal policy in place, the Company generally makes advances of less than $5 million per producer project. IPF funds its business principally with a combination of internally generated cash and borrowings under a bank credit facility. Through December 1998, approximately $31.1 million of the outstanding portfolio had been financed through internally generated cash flows with the remainder coming from borrowings under the credit facility. At December 31, 1998 the portfolio had 60 open transactions with a book value of $77.2 million (net of $14.0 million in allowances against its portfolio of receivables) with underlying reserves having Present Value of $92.2 million. The IPF reserves and Present Value are not included in Range's consolidated oil and gas reserve disclosure. During 1998, IPF expenses were comprised of $.5 million general and administrative expenses, $1.6 million of interest expense and a $5.9 million allowance against its portfolio of receivables.

         IPF is staffed with four petroleum engineers and geologists who identify and evaluate each project. These technical personnel are all professional with degrees in petroleum engineering or geology. The staff has between 14 and 18 years of experience, averaging 17 years of experience in the oil and gas industry ranging from operations to strategic planning and analysis and production engineering. These professionals are responsible for defining transaction risk, establishing reserve coverage and negotiating the contractual rate of return. The transactions are structured to minimize risk by focusing on asset coverage ratios and taking direct title to the overriding royalty interests. As dollar-denominated term overriding royalties, the transactions leave the majority of the commodity price risk with the producer.

         IPF provides capital to small oil and gas producers who are generally ignored by traditional financial institutions. These producers typically are denied access to traditional financing arrangements for one of four primary reasons: (i) they are too small to have access to debt and equity security markets; (ii) private equity and debt financing is too restrictive and expensive; (iii) few commercial banks are interested in small energy loans; and
(iv) bank consolidations have raised the size threshold for lending. IPF has doubled its portfolio each year since 1993 despite its limited geographic scope, transaction size and marketing effort. Range expects demand for IPF funding to increase, as oil and gas acquisition and divestiture activities continue and consolidation of the banking industry reduces the supply of traditional bank financing for small transactions. IPF's growth has been financed through borrowing under its revolving credit facility and internally generated cash flow. The IPF Facility is recourse only to the assets of the IPF subsidiary. On March 10, 1999, the borrowing base on the IPF Facility was $60.1 million which did not exceed the amounts outstanding on that date. The Company is currently in the process of completing a borrowing base redetermination. Upon completion of the redetermination, the Company believes the borrowing base amount will decrease slightly and that the outstanding obligations at that time will not exceed the borrowing base.

         Our IPF program involves an up-front cash payment for the purchase of a term overriding royalty interest through which we receive an agreed upon share of revenues from identified properties. The producer's obligation to deliver these revenues to us is non-recourse to the producer. The producer generally is not liable to us for any failure to meet its payment obligation unless the producer fails to operate prudently, there is a title failure or certain other events within the producer's control occur. Consequently, our ability to realize successful investments through our producer finance business is subject to our ability to estimate accurately the volumes of recoverable reserves from which the applicable production payment is to be discharged and the operator's ability to recover these reserves. Because our interest constitutes a property interest, if a producer is declared bankrupt or insolvent, our interest would be outside of the reach of the producer's creditors. However, if a creditor, the producer as debtor-in-possession or a trustee for the producer in a bankruptcy proceeding were to argue successfully that the transaction should be characterized as a loan, we may have only a creditor's claim for repayment of the amounts advanced. Our ownership in these production payments is a non-operating interest. As a result, our ownership of these production payments should not expose us to liability resulting from the ownership of direct working interests, such as environmental liabilities and liabilities for personal injury or death or property damage. Finally, the producer's obligation to deliver a specified share of revenues to us is subject to the ability of the burdened reserves to produce such revenues. As a result, we bear the risk that future revenues we receive will be insufficient to amortize the purchase price we paid for the interest or to provide any investment return to us.

         The following is a table of operating statistics for the IPF operations:

                                                As of or for the period ended December 31,
                                    --------------------------------------------------------------------
                                      1994           1995          1996          1997           1998
                                    ----------     ---------     ----------    ----------     ---------
Total dollars of advances              $5,438        $5,489        $19,100       $40,150       $45,822
Number of advances made                    10            10             27            39            75
Average size of advance                $  544        $  549        $   707       $ 1,029       $   611
Average rate of return                   28.8%         20.0%          17.7%         14.5%         16.8%

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

ENVIRONMENTAL MATTERS

         The Company's oil and natural gas exploration, development, production and pipeline gathering operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and pipeline gathering activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the oil and gas industry in general. While management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any material adverse effect from compliance with these environmental requirements, there is no assurance that this will continue in the future. The Company did not have any material capital expenditures in connection with environmental regulation for 1998. The Company does not anticipate any material capital expenditures for environmental regulation during 1999.

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

PROVED RESERVES

         The following table sets forth estimated proved reserves for each year in the five year period ended December 31, 1998.

                                          1994         1995         1996         1997         1998
                                        -------      -------      -------      -------      -------
Natural gas (Mmcf)
  Developed .........................    97,251      174,958      207,601      369,786      436,062
  Undeveloped .......................    52,119       57,929       87,993      204,632      197,255
                                        -------      -------      -------      -------      -------
      Total .........................   149,370      232,887      295,594      574,418      633,317
                                        -------      -------      -------      -------      -------

Oil and NGL (Mbbls)
  Developed .........................     6,431        8,880       10,703       14,971       19,649
  Undeveloped .......................     2,018        1,983        3,972       14,803        7,480
                                        -------      -------      -------      -------      -------
      Total .........................     8,449       10,863       14,675       29,774       27,129
                                        -------      -------      -------      -------      -------

Total (Mmcfe) (a) ...................   200,064      298,065      383,644      753,062      796,091
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

                                          1994         1995          1996        1997        1998
                                       ----------   ---------     ---------   --------    ---------
   Future net cash flow ..........         $  271      $  413      $  941     $ 1,276      $ 1,020
   Present value..................
     Pre-tax......................            151         229         492         632          555
     After tax....................            120         174         351         511          517

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

                                   Pre-tax
                                Present Value
                         -------------------------
                             Amount                     Oil & NGL       Natural        Total
                         (In thousands)       %          (Mbbls)       Gas (Mmcfe)     (Mmcf)
                         --------------   --------      ---------      ----------    --------
Southwest
Permian ................... $158,455            28%        21,997       138,865       270,847
Midcontinent ..............   49,287             9%         1,005        58,155        64,185
                            --------      --------       --------      --------      --------
  Subtotal ................  207,742            37%        23,002       197,020       335,032
                            --------      --------       --------      --------      --------
Gulf Coast ................  154,298            28%         3,298       144,187       163,975
Appalachia ................  193,181            35%           829       292,110       297,084
                            --------      --------       --------      --------      --------

  Total ................... $555,221           100%        27,129       633,317       796,091
                            ========      ========       ========      ========      ========

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

PRODUCTION

         The following table sets forth production information for the preceding five years (in thousands, except average sales price and operating cost data).

                                                                                   Year Ended December 31,
                                                          -----------------------------------------------------------------
                                                            1994           1995          1996          1997          1998
                                                          --------       --------      --------      --------      --------
          Production
            Oil and NGL (Bbl) ......................           640           913         1,068         1,794         2,655
            Gas (Mcf) ..............................         6,996        12,471        21,231        38,409        45,193
            Total (Mcfe) (a) .......................        10,836        17,949        27,641        49,170        61,120

          Revenues
            Oil and NGL ............................      $  9,743      $ 15,133      $ 20,425      $ 28,800      $ 30,084
            Gas ....................................        14,718        22,284        47,629       101,217       105,509
                                                          --------      --------      --------      --------      --------
            Total ..................................      $ 24,461      $ 37,417      $ 68,054      $130,017      $135,593
          Direct operating expenses (b) ............         8,130        11,302        20,676        31,481        39,001
                                                          --------      --------      --------      --------      --------
          Gross margin .............................      $ 16,331      $ 26,115      $ 47,378      $ 98,536      $ 96,592
                                                          ========      ========      ========      ========      ========

          Average sales price
            Oil (Bbl) ..............................      $  15.23      $  16.57      $  19.56      $  18.22      $  12.01
            NGL (Bbl) ..............................          --            --        $  10.22      $   9.06      $   8.26
            Gas (Mcf) ..............................      $   2.10      $   1.79      $   2.24      $   2.64      $   2.33
            Mcfe (a) ...............................      $   2.26      $   2.08      $   2.46      $   2.64      $   2.22
          Average operating expense
            Per Mcfe ...............................      $   0.75      $   0.63      $   0.75      $   0.64      $   0.64


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

                                                                                          Average
                                                   Gross                Net               Working
                                                   Wells               Wells              Interest
                                                -----------         -----------         -----------
           Crude oil..................               1,613               1,071             66%
           Natural gas................               6,814               5,684             83%
                                                ===========         ===========
                Total.................               8,427               6,755             80%
                                                ===========         ===========


ACREAGE

         The following table sets forth the developed and undeveloped acreage held at December 31, 1998.

                                                                                         Average
                                                                                          Working
                                                   Gross                 Net             Interest
                                               -------------        -------------      -----------
           Developed..................            1,033,199              756,537            73%
           Undeveloped................              830,285              445,817            54%
                                               =============        =============
                Total.................            1,863,484            1,202,354            64%
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

          The Company owns various vehicles and other equipment which is used in its field operations. Such equipment is believed to be in good repair and, while such equipment is important to its operations, it can be readily replaced as necessary.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims will be resolved without a material adverse effect on the Company's financial position.

         In July 1997, a gas utility filed an action in the State District Court of Texas. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract, it sought, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. In May 1998, the court granted a partial summary judgment on the contract interpretation issue in favor of the gas utility. The summary judgment allows the utility to take or pay for a limited volume of gas defined in the contract as the "contract volume" at the contract price. In October 1998, the gas utility dropped its damages claim and the state district court signed a final judgment in this case. Range has appealed to reverse the final judgment. Range believes, under its interpretation, the utility is required to take all legally produced gas at the contract price. If Range wins the appeal, the summary judgment will be reversed. The court of appeals may either declare the contract's interpretation in Range's favor or declare that the contract provisions at issue are ambiguous. In either event, the case will be remanded to the trial court for a factual determination of the parties' obligations and/or remedies under the contract. If Range loses the appeal, the summary judgment will be affirmed and no further court action will be required.

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
    First Quarter.............................    $   23 5/8      $   16           $  .02
    Second Quarter............................        19              16              .02
    Third Quarter.............................        20 1/8          14              .03
    Fourth Quarter............................        20 3/16         15 1/2          .03

                  1998
                  ----
    First Quarter.............................        17 1/2          13 1/4          .03
    Second Quarter............................        16 11/16         9 3/4          .03
    Third Quarter.............................        10 7/16          6 1/16         .03
    Fourth Quarter............................         6 13/16         2 15/16        .03

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

         The payment of dividends is subject to declaration by the Board of Directors and may depend on earnings, capital expenditures and market factors existing from time to time. Given the depressed oil and gas price environment, the Company may reduce or eliminate future dividends. The bank credit facility and the indenture for the 6% Convertible Subordinated Debenture and 8.75% Senior Subordinated Notes contain restrictions on the Company's ability to pay dividends on capital stock. Under the most restrictive of these provisions, the Company could have paid $10.4 million of dividends as of December 31, 1998.

HOLDERS OF RECORD

         At March 9, 1999, the number of holders of record of the Common Stock and Convertible Preferred Stock were approximately 3,478 and 1, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial information covering the preceding five years.

                                                    As of or for the Year Ended December 31,
                                          -----------------------------------------------------------
                                             1994        1995        1996        1997          1998
                                          ---------   ---------   ---------   ----------   ----------
                                                      (In thousands, except per share data)
OPERATIONS
Revenues ..............................   $  26,637   $  41,169   $  75,341   $ 145,417    $ 148,929
Net income (loss) .....................       2,619       4,390      12,615     (23,332)    (175,150)
Earnings (loss) per share .............         .25         .31         .71       (1.31)       (6.82)
Earnings (loss) per share - dilutive ..         .25         .31         .69       (1.31)       (6.82)
Dividends per common share ............           -        0.01        0.06        0.10         0.12

BALANCE SHEET
Working capital .......................   $   1,002   $   4,563   $  12,896   $  (2,051)   $  (9,484)
Oil and gas properties, net ...........     112,964     176,702     229,417     623,807      662,099
Total assets ..........................     141,768     214,788     282,547     758,833      921,612
Senior debt ...........................      61,885      83,035      61,780     186,712      367,050
Non-recourse debt of IPF subsidiary ...           -           -           -           -       60,100
Subordinated debt .....................           -           -      55,000     180,000      180,000
Trust convertible preferred securities            -           -           -     120,000      120,000
Stockholders' equity ..................      43,248      99,367     117,529     196,950      133,222

         The following table sets forth summary unaudited financial information on a quarterly basis for the past two years (in thousands, except per share data).

                                                               1997
                                           ---------------------------------------------
                                            Mar. 31     June 30    Sept. 30     Dec. 31
                                           ---------   ---------   ---------   ---------
Revenues ..............................    $  36,881   $  32,069   $  35,069   $  41,398
Net income (loss) (a) .................        6,562       2,369       2,809     (35,072)
Earnings (loss) per share (a) ..........         .35         .09         .11       (1.73)
Earnings (loss) per share - dilutive (a)         .32         .09         .11       (1.73)
Total assets (a) ......................      667,522     674,835     780,620     758,833
Senior debt ...........................      210,230     206,711     309,007     186,712
Subordinated debt .....................      180,000     180,000     180,000     180,000
Trust convertible preferred securities             -           -           -     120,000
Stockholders' equity (a) ..............      218,146     219,769     223,961     196,950

                                                                     1998
                                           --------------------------------------------------------
                                             Mar. 31       June 30        Sept. 30        Dec. 31
                                           -----------   -----------    -----------    ------------
Revenues ..............................    $    36,010   $    32,273    $    35,431    $    45,215
Net income (loss) (b) .................          2,769          (944)       (66,907)      (110,068)
Earnings (loss) per share (b) ..........           .10          (.07)         (2.57)         (3.13)
Earnings (loss) per share - dilutive (b)           .10          (.07)         (2.57)         (3.13)
Total assets (b) ......................        800,252       822,984      1,036,111        921,612
Senior debt ...........................        234,905       252,200        368,176        367,050
Non-recourse debt of IPF subsidiary ...              -             -         53,795         60,100
Subordinated debt .....................        180,000       180,000        180,000        180,000
Trust convertible preferred securities         120,000       120,000        120,000        120,000
Stockholders' equity(b) ...............        199,058       195,747        234,575        133,222

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

         In August 1998, the stockholders of the Company approved the Merger. Pursuant to the Merger, stockholders of Domain received approximately 13.6 million shares of the Company's Common Stock. The Company also purchased 3.8 million Domain shares for $50.5 million in cash. As a result of the Merger, Domain became a wholly-owned subsidiary of Lomak. Simultaneously, Lomak stockholders approved changing the company's name to Range Resources Corporation. In September 1998, the Company recorded a provision for impairment of $53.5 million on oil and gas properties acquired in the Merger. The provision for impairment reduced the carrying value of the properties acquired in the Merger and arose between the date the Merger agreement was signed and the closing date of the Merger due to declining market conditions and commodity prices in the oil and gas industry. Under the terms of the Merger Agreement, the Company was obligated to complete the Merger despite the decline in industry conditions. Although the Company's acquisition cost for the Domain oil and gas properties exceeded their fair value, the Company believes the merger affords other opportunities that provide value. In addition to a larger, more diversified oil and gas reserve base, the Merger increased Range's production and cash flow. The Company believes that Merger also broadened the depth and experience of its geological, geophysical and engineering personnel and provided opportunities for administrative cost savings.

          In conjunction with the Merger, the Company purchased receivables relating to IPF. The amount of receivables at December 31, 1998 of $77.2 million includes an allowance for possible uncollectible receivables of $14 million. This allowance reflects uncertainty in the ultimate collection of these receivables due to the depressed price environment at December 31, 1998 and the effect of these prices on the producer's activities financed by IPF.

         In December 1998, the Company implemented an overhead reduction program in response to the depressed energy price environment. In connection with its restructuring plan, the Company recorded a charge of $3.1 million in December 1998. The charge includes $2.1 million for the estimated costs to terminate 54 employees. The terminated employees were comprised as follows: 33 in operations; 11 in exploration; 3 in Midland office; 3 in gas marketing; 2 in IPF; and 2 in investor relations. Additionally, the charge included $.6 million for estimated costs to exit lease and other contractual commitments and an additional $.4 million relating to costs associated with the closing of the Midland, Texas office, which was deemed to be uneconomical. The $.4 million of associated costs consisted of $.1 million of costs to exit the office lease and $.3 million of costs to exit two exploration agreements. The Midland office was responsible primarily for the operation of a portion of the Company's Permian assets. The operation of these assets has been consolidated in the Company's Fort Worth, Texas office. The Company did not receive any benefits related to the restructuring in 1998, as the plan did not commence until mid-December. The Company will receive benefits, in the form of lower general and administrative expenses, beginning in the first quarter of 1999. In addition, during 1999 the Company plans to sell assets and limit exploration and development capital expenditures to reduce debt.

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



Cash Flow

         The Company's principal operating sources of cash include sales of oil and gas, revenues from transportation, processing and marketing and IPF revenues. The Company's cash flow is highly dependent upon oil and gas prices. Recent decreases in the market price of oil and gas have reduced cash flow and could reduce the borrowing base under the Credit Facility. As a result, the Company has reduced its development and exploration budget to between $35 million to $40 million in 1999. The 1999 expenditures will be funded by internally generated cash flow and therefore may be reduced further depending upon commodity prices. The Company increased its debt borrowings by $135.8 million during 1998. The proceeds from these borrowings combined with operating cash flows were used to fund approximately $108 million of cash payments for the acquisition of oil and gas properties and businesses, as well as $71.8 million of developmental drilling activities.

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

         The Company's net cash used in investing for the years ended December 31, 1996, 1997 and 1998 was $69.7 million, $501.1 million and $172.3 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through acquisitions and development and, to a lesser extent, exploration and additions of field service assets. These uses of cash have historically been partially offset through the Company's policy of divesting those properties that it deems to be non-strategic. The Company's activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings. The Company's net cash provided by financing for the years ended December 31, 1996, 1997 and 1998 was $36.8 million, $425.2 million and $128.5 million, respectively. Sources of financing used by the Company have been primarily borrowings under its Credit Facility and capital raised through equity and debt offerings. The Company increased its debt borrowings by $135.8 million during 1998. The proceeds from these borrowings combined with operating cash flows were used to fund approximately $108 million of cash payments for the acquisition of oil and gas properties and businesses, as well as $71.8 million of developmental drilling activities.

Capital Requirements

         In 1998, $81.5 million of capital was expended on development and exploration activities. In an effort to reduce outstanding debt the Company has significantly reduced its 1999 exploration and development capital budget to $35 million to $40 million. The development and exploration expenditures are currently expected to be funded entirely by internally generated cash flow. The development and exploration activities are highly discretionary and are expected to be reduced to levels below internally generated cash flow. The remaining cash flow will be available for debt repayment. See "Business--Development and Exploration Activities."

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

         The Company plans to reduce outstanding amounts under the Credit Facility through operating cash flow and the sale of assets. The Company classified $52 million of assets as held for sale at December 1998. These assets represent properties located in Oklahoma, South Texas, West Texas, Gulf of Mexico and Michigan. The Company has entered into agreements with an independent firm to assist it in actively selling these assets. The properties held for sale, represented approximately 52 Bcfe of oil and gas reserves at December 31, 1998 and produced approximately 20 Mmcfe per day during December 1998. During 1998, $5.5 million of depletion expense was recorded related to these assets held for sale. These properties will not be depleted in 1999. The Company has reduced development and exploration of these properties in anticipation of their sale. Since the borrowing base is principally determined by the estimated value of oil and gas reserves these asset sales are expected to reduce the borrowing base and cash flows due to the loss of future production. The Company has developed a number of packages of oil and gas assets to offer for sale. The Company will utilize the proceeds from the sale of assets to reduce amounts outstanding under the Credit Facility. Additionally, the Company is considering the monetization of oil and gas assets whose proceeds would be used to reduce the Credit Facility. These monetizations could include contributing oil and gas operations or assets and debt into a joint venture, selling net profits interests in oil and gas properties or selling interests in oil and gas properties through an oil and gas royalty trust. The proceeds from the monetization of oil and gas assets are expected to reduce outstanding amounts under the Credit Facility. The Company's goal is to reduce debt as a percentage of total capitalization to levels at or below 50% within 12 to 24 months. At December 31, 1998, the Company classified $55.2 million of Credit Facility borrowings as current to reflect an estimate of the amounts outstanding at December 31, 1998 that will be repaid during 1999. Additional asset sales may be necessary to reduce outstanding amounts under the Credit Facility to meet future borrowing base requirements, however, at this time, the Company has no existing plans to sell any assets other than those stated above.

         The IPF Facility is secured by substantially all of IPF's assets, is non-recourse to the Company and is exclusive of the Company's Credit Facility. The borrowing base under the IPF Facility is subject to redeterminations, which occur routinely during the year. On March 10, 1999, the borrowing base on the IPF Facility was $60.1 million, which did not exceed the amounts outstanding on that date. The Company is currently in the process of completing a borrowing base redetermination. Upon completion of the redetermination, the Company believes the borrowing base will decrease slightly and that the outstanding obligations at that time will not exceed the borrowing base. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. All futures, option and swap contracts entered into by the Company are solely to hedge the price volatility of oil and natural gas and not to speculate in the commodity markets. It is the Company's policy to have no more than 80% of its production hedged in any one quarter. At December 31, 1998, the Company had open contracts for gas price swaps of 6.4 Bcf of its production. The swap contracts are designed to set average prices ranging from $1.90 to $2.64 per Mmbtu. While these transactions have no carrying value, the Company's mark-to-market exposure under these contracts at December 31, 1998 was a net gain of approximately $44,500. These contracts expire monthly through October 1999. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the years ended December 31, 1996, 1997 and 1998 approximated $(.7) million, $(.9) million and $3.1 million respectively.

Interest Rate Risk

         At December 31, 1998, Range had debt outstanding of $607.2 million. Of this amount, $180 million, or 30% bears interest at fixed rates averaging 7.9%. The remaining $427.2 million of debt outstanding at the end of 1998 bears interest at floating rates which averaged 6.6% at the end of 1998. The terms of the credit facilities in place allow interest rates to be fixed at Range's option for periods of between 30 and 180 days. At December 31, 1998, the Company had $100 million of borrowings subject to five interest rate swap agreements at rates of 5.71%, 5.59%, 5.35%, 4.82% and 5.64% through September 1999, October 1999, January 2000, September 2000 and October 2000, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and require the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on December 31, 1998 was 5.06%. A 10% increase in short-term interest rates on the floating-rate debt outstanding at the end of 1998 would equal approximately 66 basis points. Such an increase in interest rates would increase Range's 1999 interest expense by approximately $2.8 million, assuming borrowed amounts remain outstanding.

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

         Oil and gas revenues increased 4% to $135.6 million. During the year, oil and gas production volumes increased 24% to 61.1 Bcfe, an average of 167,500 Mmcfe per day. The increased revenues recognized from production volumes were negatively impacted by a 16% decrease in the average price received per Mcfe of production to $2.22. The average oil price decreased 34% to $12.01 per barrel and average gas prices decreased 12% to $2.33 per Mcf. During 1998, the Company recorded gas revenues related to an above market gas contract with a utility company representing 4.0 Bcf of gas production at an average price of $3.77 per Mcf (approximately $15.1 million of gas revenue). Had this gas been sold on the same terms as other production was sold in the same geographical region ($3.16 per Mcf), it would have resulted in a reduction in gas revenues of approximately $2.4 million. This gas contract expires June 30, 2000. If gas contracts cannot be found to replace the pricing received from this above-market contract, the Company will have to sell such gas subject to current market prices. Depending upon the market for natural gas at that time, this could have an effect on the Company's future revenues and liquidity. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 24% to $39.0 million in 1998 versus $31.5 million in 1997. The average operating cost per Mcfe produced was $0.64 during both periods.

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

         Depletion, depreciation and amortization increased 9% compared to 1997 as a result of increased production volumes. This increase was partially offset by a decrease in the average depletion rate per Mcfe. The Company-wide depletion rate was $1.03 per Mcfe in 1997 and $.89 per Mcfe in 1998. During 1998, the Company recorded $5.5 million of depletion expense on properties classified as assets held for sale at year end.

         The Company recorded a provision for impairment due to the effect that reserve revisions due to drilling results and depressed oil and gas prices had on its proved and unproved reserves during 1998. The following are the properties impaired during 1998 (in thousands):

                                                                                        Impairment
            Property                             Reason for Impairment                     Amount
-----------------------------------    --------------------------------------------    --------------
Sonora/Oakridge properties              Reserve revisions due to drilling results       $     65,712

Sonora/Oakridge unproved acreage        Reserve revisions due to drilling results             20,089
Mill Strain unit                               Decline in crude oil prices                     1,018
Various West Texas properties                  Decline in crude oil prices                     1,506
West Delta 30                                  Decline in crude oil prices                    16,117
Michigan properties                           Decline in natural gas prices                   14,644
Various East Texas properties                  Decline in crude oil prices                     2,323
Matagorda Island 519                          Decline in natural gas prices                   15,643
Mobile Bay 864                                Decline in natural gas prices                   10,735
East & West Cameron                           Decline in natural gas prices                   19,905
Offshore unproved acreage                     Decline in natural gas prices                    9,177
South Texas unproved acreage                  Decline in natural gas prices                   19,922
                                        Decline in oil and gas equity securities
Marketable securities                     determined to be other than temporary               10,337
                                                                                       --------------

                                                                                         $   207,128
                                                                                       ==============

The impairment estimate on oil and gas properties recorded in 1998 was based on estimates of future cash flows for each property in the two categories evaluated for impairment: proved properties and unproved properties. The impairment evaluation for proved properties utilized only proved reserves and the impairment evaluation for unproved properties utilized only unproved reserves. Future cash flows include revenues from anticipated oil and natural gas production, severance taxes, direct operating costs and capitalized costs. Unproved properties are assessed periodically to determine whether there has been a decline in value. If such decline is indicated, a loss is recognized. The Company compares the carrying value of its unproved properties to the present value of the future cash flows of unproved properties discounted at 10% or considers such other information the Company believes is relevant in evaluating the properties' fair value. Such other information may include the Company's geological assessment of the area, other acreage purchases in the area, or the properties' uniqueness. The present value of future cash flows from such properties has been adjusted for the Company's assessment of risk related to the unproved properties. In assessing the risk associated with unproved properties, the Company considers the recoverability of unproved reserves that have been classified as probable and possible reserves. Probable reserves are reserves not reasonably certain or proved, yet are "more likely to be recovered than not." Possible reserves are reasonably possible but "less likely to be recovered than not." The following is a table of index prices used in the calculation of the revenues estimated from oil and natural gas production over the anticipated life of the properties. These prices were then adjusted for the effect of the Company's production subject to existing sales contracts, and are not necessarily indicative of actual prices received by the Company at the dates of the impairment charges.

      Year                Oil prices               Gas prices
------------------    --------------------     --------------------
      1999              $   12.62 - 13.25         $    1.94 - 2.25
      2000                  14.50 - 16.00              2.23 - 2.30
      2001                  15.60 - 16.50              2.30 - 2.37
      2002                  16.44 - 17.10              2.35 - 2.44
      2003                  17.00 - 17.61              2.40 - 2.51
      2004                  17.50 - 18.14              2.45 - 2.59
      2005                  17.90 - 18.69              2.50 - 2.67
      2006                  18.35 - 19.25              2.58 - 2.75
      2007                  18.81 - 19.82              2.63 - 2.83
      2008                  19.28 - 20.42              2.69 - 2.91
      2009                  19.76 - 21.03              2.75 - 3.00

         Severance taxes, direct operating costs and capitalized costs were estimated based on the Company's historical operating experience. These costs and expenses were escalated at 3% per year for 10 years and held constant thereafter. These prices were applied to production profiles developed by the Company's engineers using estimates of proved reserves and unproved reserves. The impairment estimates were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

         At December 31, 1998, the Company compared the fair value of its available-for-sale marketable securities to their historical cost. Due to the fact that the fair values on certain individual securities were below their historical cost and the Company determined that these declines in value were other than temporary, it charged a $10.3 million impairment against these assets.

Comparison of 1997 to 1996

         The Company reported a net loss for the year ended December 31, 1997 of $23.3 million, as compared to $12.6 million net income for 1996. During the fourth quarter of 1997, the Company recorded a provision for impairment with regard to certain of its oil and gas properties amounting to $58.7 million ($38.7 million after tax). Excluding the effects of the non-cash impairment charge, net income would have risen 22% to $15.4 million. The increase is principally the result of (i) higher production volumes, (ii) lower per unit operating and overhead costs and (iii) higher average product prices. During the year, oil and gas production volumes increased 78% to 49.2 Bcfe, an average of 134.7 Mmcfe per day. The increased revenues recognized from production volumes were aided by an 7% increase in the average price received per Mcfe of production to $2.64. The average oil price decreased 7% to $18.22 per barrel while average gas prices increased 18% to $2.64 per Mcf. During 1997, the Company recorded gas revenues related to an above market gas contract with a utility company representing 6.0 Bcf of gas production at an average price of $3.73 per Mcf ($22.4 million of gas revenue). Had this gas been sold on the same terms as other production that was sold in the same geographical region, it would have resulted in a reduction in gas revenues of $8.1 million. This gas contract expires June 30, 2000. Depending upon the market for natural gas at that time, the possibility exists that the expiration of this contract could have a material effect on the Company's future results of operations. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 52% to $31.5 million in 1997 versus $20.7 million in 1996. The average operating cost per Mcfe produced decreased 15% from $0.75 in 1996 to $0.64 in 1997.

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

         The Company recorded a provision for impairment due to the effect that depressed oil and gas prices had on its proved reserves during 1997. The following are the properties impaired during 1997 (in thousands):

                                                                                  Impairment
             Property                          Reason for Impairment                Amount
-----------------------------------    --------------------------------------    --------------
O'Keene properties                         Decline in natural gas prices            $   16,538
Various offshore properties                Decline in natural gas prices                 5,354
Various south Texas properties             Decline in natural gas prices                10,022
Fuhrman Mascho properties                   Decline in crude oil prices                 26,786
                                                                                 --------------

                                                                                    $   58,700
                                                                                 ==============

         The impairment estimate recorded in 1997 was based on estimates of future cash flows for each property in the two categories evaluated for impairment: proved properties and unproved properties. The impairment evaluation for proved properties utilized only proved reserves and the impairment evaluation for unproved properties utilized only unproved reserves. Future cash flows include revenues from anticipated oil and natural gas production, severance taxes, direct operating costs and capitalized costs. Based on management's estimates, crude oil price estimates used to calculate these future net cash flows were based upon West Texas Intermediate posted price that was $16.00 per barrel for 1998 and was held constant thereafter. Natural gas price estimates were based upon NYMEX future price that was $2.15 per Mcf for 1998 and was held constant thereafter. These prices were then adjusted for the effect of the Company's production subject to existing sales contracts, and are not necessarily indicative of actual prices received by the Company at the dates of the impairment charges.

         Severance taxes, direct operating costs and capitalized costs were estimated based on the Company's historical experience in its areas of operations. The impairment estimates were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

         Assessment has been substantially completed for the information technology ("IT") and non-IT systems for the Company, including IPF operations. The term "IT systems" includes personal computers, accounting / data processing software and other miscellaneous systems. Range's computerized accounting system, is the most date-sensitive IT systems equipment of the Company, was upgraded and tested to be Year 2000 compliant. The Company's personal computer systems will be compliant with minor upgrades provided by the software vendors and with the purchase of a nominal amount of additional computer equipment.

         The non-IT systems include operational and control equipment with embedded chip technology that is utilized in the offices and field operations related to the Company and IPF's small oil and gas producers. The systems were reviewed as part of the Year 2000 Plan. Most of the wells are operated by non-computerized equipment. The potentially affected areas are the gas processing plant in the Midland Basin, telemetry that controls approximately
10% of the Company's wells and portable metering devices which are used on less than 2% of the Company's wells. These items do not affect a significant portion of Range's operations. Range is in the process of resolving the Year 2000 problems. The suppliers of the affected equipment are providing upgrades or modifications. The Company expects to complete this remediation process by June 30, 1999.

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

         The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Range is currently conducting a comprehensive analysis of the financial and operational problems that would be the most reasonably likely worst case scenario to result from failure by Range and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company intends to establish a contingency plan of which the primary goals are to maintain continuity of operations, preserve Company assets and protect the environment. Range plans to complete the analysis of the most reasonably likely worst case scenario and contingency planning by the third quarter of 1999.

         The total cost for the Year 2000 Project is not expected to be in excess of $180,000. Of this amount, approximately $65,000 had been incurred as of March 31, 1999.

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

Dated: September 17, 1999
                                                    RANGE RESOURCES CORPORATION

                                                    By:  /s/ John H. Pinkerton
                                                    --------------------------
                                                             John H. Pinkerton
                                                             President

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    /s/ Thomas J. Edelman               Thomas J. Edelman,
-------------------------------
    September 17, 1999                  Chairman and Chairman of the Board


    /s/ John H. Pinkerton               John H. Pinkerton,
-------------------------------         Chief Executive Officer, President
    September 17, 1999                  and Director


    /s/ Michael V. Ronca                Michael V. Ronca,
-------------------------------         Chief Operating Officer, and Director
    September 17, 1999


    /s/ Thomas W. Stoelk                Thomas W. Stoelk,
-------------------------------         Chief Financial Officer and Senior
    September 17, 1999                  Vice President-Finance & Administration


    /s/ Geoffrey T. Doke                Geoffrey T. Doke,
-------------------------------         Chief Accounting Officer and Vice
    September 17, 1999                  President and Controller


    /s/ Robert E. Aikman                Robert E. Aikman, Director
-------------------------------
    September 17, 1999

    /s/ Allen Finkelson                 Allen Finkelson, Director
-------------------------------
    September 17, 1999

    /s/ Anthony V. Dub                  Anthony V. Dub, Director
-------------------------------
    September 17, 1999

    /s/ Ben A. Guill                    Ben A. Guill, Director
-------------------------------
    September 17, 1999

    /s/ Jonathan S. Linker              Jonathan S. Linker, Director
-------------------------------
    September 17, 1999

                                    GLOSSARY

The terms defined in this glossary are used throughout this Prospectus.

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

Oil and gas royalty trust. An arrangement whereby typically, the creating company conveys a net profits interest in certain of its oil and gas properties to the newly created trust and then distributes ownership units in the trust to its unitholders. The function of the trust is to serve as agent to distribute income from the net profits interest to its unitholders.

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

                           RANGE RESOURCES CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                (ITEM 14[a], [d])


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
   Reports of Independent Public Accountants                                                                  34
   Consolidated balance sheets at December 31, 1997 and 1998                                                  35
   Consolidated statements of income for the years ended December 31, 1996, 1997 and 1998                     36
   Consolidated statements of stockholders' equity for the years ended December 31, 1996, 1997 and 1998       37
   Consolidated statements of cash flows for the years ended December 31, 1996, 1997 and 1998                 38
   Notes to consolidated financial statements                                                                 39

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




                                                             ARTHUR ANDERSEN LLP

Cleveland, Ohio
February 19, 1999

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            December 31,
                                                                    ------------------------------
                                                                        1997              1998
                                                                    --------------    -------------
 ASSETS
Current assets
  Cash and equivalents........................................       $     9,725       $    10,954
  Accounts receivable.........................................            29,200            30,384
  IPF receivables (Note 4)....................................                 -             7,140
  Marketable securities.......................................             5,777             3,258
  Assets held for sale (Note 5)...............................                 -            51,822
  Inventory and other.........................................             2,779             3,373
                                                                   ----------------  ---------------
                                                                          47,481           106,931
                                                                   ----------------  ---------------

IPF receivables, net (Note 4).................................                 -            70,032

Oil and gas properties, successful efforts method.............           785,223           935,822
    Accumulated depletion and impairment......................          (161,416)         (273,723)
                                                                   ----------------  ---------------
                                                                         623,807           662,099
                                                                   ----------------  ---------------

Transportation, processing and field assets...................            85,904            89,471
    Accumulated depreciation .................................            (9,730)          (15,146)
                                                                   ----------------  ---------------
                                                                          76,174            74,325
                                                                   ----------------  ---------------

Other.........................................................            11,371             8,225
                                                                   ----------------  ---------------

                                                                     $   758,833       $   921,612
                                                                   ================  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable............................................       $    26,878       $    28,163
  Accrued liabilities.........................................            10,048            15,773
  Accrued payroll and benefit costs...........................             3,195             5,156
  Accrued interest............................................             8,998             9,439
  Accrued business restructuring costs (Note 13)..............                 -             2,697
  Current portion of debt (Note 6)............................               413            55,187
                                                                   ----------------  ---------------
                                                                          49,532           116,415
                                                                   ----------------  ---------------

Senior debt (Note 6)..........................................           186,712           311,875
Non-recourse debt of IPF subsidiary (Note 6)..................                 -            60,100
Subordinated debt (Note 6)....................................           180,000           180,000
Deferred taxes (Note 12)......................................            25,639                 -
Commitments and contingencies (Note 8)........................                 -                 -

Company-obligated preferred securities
    of subsidiary trust (Note 9)..............................           120,000           120,000

Stockholders' equity (Notes 9 and 10)
  Preferred stock, $1 Par, 10,000,000 shares authorized, $2.03 convertible preferred, 1,149,840 issued and outstanding
      (liquidation preference $28,746,000)....................             1,150             1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      21,058,442 and 35,933,523 issued........................               211               359
  Capital in excess of par value..............................           217,631           334,817
  Retained deficit............................................           (22,412)         (203,396)
  Other comprehensive income..................................               370               292
                                                                   ----------------  ---------------
                                                                         196,950           133,222
                                                                   ----------------  ---------------
                                                                     $   758,833       $   921,612
                                                                   ================  ===============


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Year Ended December 31,
                                                ----------------------------------------------------
                                                      1996              1997              1998
                                                  -------------     -------------     --------------
Revenues
   Oil and gas sales.........................        $  68,054       $  130,017        $  135,593
   Transportation, processing and marketing..            3,901            7,806             6,711
   IPF income................................                -                -             4,370
   Interest and other........................            3,386            7,594             2,255
                                                  -------------     -------------     --------------
                                                        75,341          145,417           148,929
                                                  -------------     -------------     --------------

Expenses
   Direct operating..........................           20,676           31,481            39,001
   IPF expense...............................                -                -             7,996
   Exploration...............................            1,460            2,527            11,265
   General and administrative................            3,966            5,290             9,215
   Interest..................................            7,487           27,175            40,642
   Depletion, depreciation and amortization..           22,303           55,407            60,153
   Provision for impairment (1998 amount
   includes $37.7 million related to assets
   held for sale) ...........................                -           58,700           207,128
   Business restructuring costs (Note 13)....                -                -             3,147
                                                  -------------     -------------     --------------
                                                        55,892          180,580           378,547
                                                  -------------     -------------     --------------

Income (loss) before taxes...................           19,449          (35,163)         (229,618)

Income taxes
   Current...................................              729              684               278
   Deferred..................................            6,105          (12,515)          (54,746)
                                                  -------------     -------------     --------------
                                                         6,834          (11,831)          (54,468)
                                                  -------------     -------------     --------------

Net income (loss)............................        $  12,615        $ (23,332)        $(175,150)
                                                  =============     =============     ==============

Comprehensive income (loss) (Note 2).........        $  12,729        $ (24,524)        $(175,260)
                                                  =============     =============     ==============

Earnings (loss) per common share (Note 14)
   Basic ....................................     $      0.71       $    (1.31)       $     (6.82)
                                                  =============     =============     ==============
   Dilutive..................................     $      0.69       $    (1.31)       $     (6.82)
                                                  =============     =============     ==============


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                      Preferred Stock           Common Stock
                                   --------------------    ----------------------   Capital in    Retained
                                                  Par                      Par       Excess of    Earnings
                                    Shares       Value       Shares       Value      Par Value    (Deficit)
                                   --------   ---------    ---------    ---------    ---------    ---------
Balance, December 31, 1995 ...       1,350    $   1,350       13,323    $     133    $ 101,773    $  (4,013)

  Preferred dividends ........           -            -            -            -            -       (2,454)
  Common dividends at $.06 per
      share ..................           -            -            -            -            -         (857)
  Common issued ..............           -            -          887            9        8,687            -
  Common repurchased .........           -            -          (36)           -         (406)           -
  Conversion of 71/2 preferred        (200)        (200)         577            6          194            -
  Net income .................           -            -            -            -            -       12,615
                                   --------   ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1996 ...       1,150        1,150       14,751          148      110,248        5,291

  Preferred dividends ........           -            -            -            -            -       (2,334)
  Common dividends at $.10 per
      share ..................           -            -            -            -            -       (2,037)
  Common issued ..............           -            -        6,307           63      107,293            -
  Common repurchased .........           -            -            -            -         (107)           -
  Compensation in connection
      with stock options .....           -            -            -            -          197            -
  Net loss ...................           -            -            -            -            -      (23,332)
                                 ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1997 ...       1,150        1,150       21,058          211      217,631      (22,412)

  Preferred dividends ........           -            -            -            -            -       (2,334)
  Common dividends at $.12 per
      share ..................           -            -            -            -            -       (3,500)
  Common issued ..............           -            -       15,276          152      120,188            -
  Common repurchased .........           -            -         (401)          (4)      (3,002)           -
  Net loss ...................           -            -            -            -            -     (175,150)
                                 ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1998 ...       1,150    $   1,150       35,933    $     359    $ 334,817    $(203,396)
                                 =========    =========    =========    =========    =========    =========


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                          1996          1997         1998
                                                                        ---------    ----------   -----------
Cash flows from operations:
  Net income (loss) .................................................   $  12,615    $ (23,332)   $(175,150)
  Adjustments to reconcile net income (loss) to net cash provided by operations:
    Depletion, depreciation and amortization ........................      22,303       55,407       60,153
    Provision for impairment ........................................           -       58,700      207,128
    Valuation reserve of IPF receivables ............................           -            -        5,918
    Amortization of deferred offering costs .........................           -          999        1,293
    Deferred income taxes ...........................................       6,105      (12,541)     (54,746)
    Changes in working capital net of effects of acquired businesses:
         Accounts receivable ........................................        (494)     (11,079)       2,842
         Marketable securities ......................................      (5,264)      (7,964)        (253)
         Inventory and other ........................................         137       (1,981)       6,996
         Accounts payable ...........................................       5,385       17,825       (4,274)
         Accrued liabilities ........................................         781        9,186       (3,068)
    Gain on sale of assets and other ................................      (3,123)      (8,154)      (1,817)
                                                                        ---------    ---------    ---------
Net cash provided by operations .....................................      38,445       77,066       45,022
Cash flows from investing:
  Acquisition of businesses, net of cash ............................     (13,950)           -      (41,170)
  Oil and gas properties ............................................     (59,137)    (492,259)    (135,399)
  Additions to property and equipment ...............................      (1,250)     (64,945)      (3,732)
  IPF investments of capital ........................................           -            -      (12,649)
  IPF repayments of capital .........................................           -            -        3,556
  Proceeds on sale of assets ........................................       4,671       56,070       17,081
                                                                        ---------    ---------    ---------
Net cash used in investing ..........................................     (69,666)    (501,134)    (172,313)
Cash flows from financing:
  Proceeds from indebtedness ........................................      85,201      246,025      135,788
  Repayments of indebtedness ........................................     (53,268)         (26)        (413)
  Preferred stock dividends .........................................      (2,454)      (2,334)      (2,334)
  Common stock dividends ............................................        (857)      (2,037)      (3,500)
  Proceeds from trust preferred securities issuance, net ............           -      115,999            -
  Proceeds from common stock issuance, net ..........................       8,315       67,648        1,985
  Repurchase of common stock ........................................        (138)        (107)      (3,006)
                                                                        ---------    ---------    ---------
Net cash provided by financing ......................................      36,799      425,168      128,520
                                                                        ---------    ---------    ---------
Change in cash ......................................................       5,578        1,100        1,229
Cash and equivalents at beginning of period .........................       3,047        8,625        9,725
                                                                        ---------    ---------    ---------
Cash and equivalents at end of period ...............................   $   8,625    $   9,725    $  10,954
                                                                        =========    =========    =========

Supplemental disclosures of non-cash investing and financing activities:
  Purchase of property and equipment financed with
    common stock.................................................       $       -    $  39,537    $ 116,469
  Common stock issued in connection with benefit plans...........             381          398        1,887


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

INDEPENDENT PRODUCER FINANCE ("IPF")

         Through IPF, Range acquires dollar denominated term overriding royalty interests in oil and gas properties owned by independent oil and gas producers. The Company accounts for the acquired term overriding royalty interests as receivables because the funds advanced to a producer for these interests are repaid from an agreed upon share of cash proceeds from the sale of production until the amount advanced plus a specified return or interest is paid. Only the interest portion of payments received from a producer is recognized as IPF income on the statement of income. The remaining cash receipts are recorded as a reduction in receivables on the balance sheet and as a return of capital on the statement of cash flows. The portion of the term overriding royalty interests classified as a current asset are those expected to be received as repayments over the next twelve month period. Periodically, the Company performs a review for possible uncollectible accounts receivable and provides for unrecoverable amounts in its allowance for uncollectible receivables. At December 31, 1998 the Company's allowance for uncollectible receivables totaled $14 million. During 1998, IPF expenses were comprised of $.5 million of general and administrative expenses, $1.6 million of interest expense and a $5.9 million allowance against its portfolio of receivables.

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

                  The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability during 1997 and 1998, the Company recorded provision for impairment of $58.7 million and $196.8 million respectively, which reduced the carrying value of certain oil and gas properties to what the Company estimates to have been their fair value at that time. The provision for impairment on the oil and gas properties was due to reserve revisions as a result of drilling results and declines in oil and gas prices in 1999 and due to declines in oil and gas prices in 1998. The proved impairment was determined based on the difference between the carrying amount of the assets and the present value of the future cash flows from proved properties discounted at 10%. Impairment is recognized only if the carrying amount of a property is greater than its expected undiscounted future cash flows. It is reasonable possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of the properties. The following are the proved properties impaired during 1998 (in thousands):

                                                                                        Impairment
             Property                             Reason for Impairment                   Amount
-----------------------------------    --------------------------------------------    --------------
Sonora/Oakridge properties              Reserve revisions due to drilling results       $     65,712
Mill Strain unit                               Decline in crude oil prices                     1,018
Various West Texas properties                  Decline in crude oil prices                     1,506
West Delta 30                                  Decline in crude oil prices                    16,117
Michigan properties                           Decline in natural gas prices                   14,644
Various East Texas properties                  Decline in crude oil prices                     2,323
Matagorda Island 519                          Decline in natural gas prices                   15,643
Mobile Bay 864                                Decline in natural gas prices                   10,735
East & West Cameron                           Decline in natural gas prices                   19,905
                                                                                       --------------

                                                                                         $   147,603
                                                                                       ==============

         Unproved properties are assessed periodically to determine whether there has been a decline in value. If such decline is indicated, a loss is recognized. The Company compares the carrying value of its unproved properties to the present value of the future cash flows of unproved properties discounted at 10% or considers such other information the Company believes is relevant in evaluating the properties' fair value. Such other information may include the Company's geological assessment of the area, other acreage purchases in the area, or the properties' uniqueness. The present value of future cash flows from such properties has been adjusted for the Company's assessment of risk related to the unproved properties. In assessing the risk associated with unproved properties, the Company considers the recoverability of unproved reserves that have been classified as probable and possible reserves. Probable reserves are reserves not reasonably certain or proved, yet are "more likely to be recovered than not." Possible reserves are reasonably possible but "less likely to be recovered than not." The following are the unproved properties impaired during 1998 (in thousands):

                                                                                        Impairment
             Property                             Reason for Impairment                   Amount
-----------------------------------    --------------------------------------------    --------------
Sonora/Oakridge unproved acreage        Reserve revisions due to drilling results         $   20,089
Offshore unproved acreage                     Decline in natural gas prices                    9,177
South Texas unproved acreage                  Decline in natural gas prices                   19,922
                                                                                       --------------

                                                                                          $   49,188
                                                                                       ==============


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


                                                  Year Ended December 31,
                                            -----------------------------------
                                              1996         1997          1998
                                            ---------    ---------    ---------
Net income (loss) .......................   $  12,615    $ (23,332)   $(175,150)
   Add: Change in unrealized gain/(loss)
      Gross .............................         568         (322)         (78)
      Tax effect ........................        (199)         109           19
   Less: Realized gain/(loss)
      Gross .............................        (393)      (1,473)         (66)
      Tax effect ........................         138          494           15
                                            ---------    ---------    ---------

Comprehensive income (loss) .............   $  12,729    $ (24,524)   $(175,260)
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

         In September 1997, properties in Appalachia (the "Meadville Properties") were acquired for a purchase price of $92.5 million. The Meadville Properties are located in certain of the Company's core operating areas and included producing oil and gas properties, leasehold acreage and gas pipelines. In December 1997, the Company sold a 38% net profits interest in the properties for $36.3 million to an institutional investor. At the time the Company purchased the Meadville Properties, the Company had agreed to convey a net profits interest in the properties to an institutional investor. The institutional investor participated with the Company in the due diligence and acquisition negotiations. After the Company completed the purchase in September 1997, it subsequently conveyed the net profits interest to the institutional investor in December 1997. No gain was recognized on this transaction as the Company has retained 62% of the interest it originally owned in these properties and, as operator of the properties, has obligations with respect to them in the future. The Company does not include in its income the revenues or expenses sold in connection with the net profits interest transaction.

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


                                                          Year ended December 31,
                                                    -----------------------------------
                                                          1997               1998
                                                    ----------------   ----------------
                                                    (in thousands except per share data)

         Revenues .................................      $ 217,690       $ 188,721
         Net income (loss) ........................        (25,290)       (177,878)
         Earnings (loss) per share ................           (.90)          (5.11)
         Earnings (loss) per share - dilutive .....           (.90)          (5.11)
         Total assets .............................        979,331         921,612
         Stockholders' equity .....................        281,134         133,222

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

(6)      INDEBTEDNESS

         The Company had the following debt outstanding as of the dates shown. Interest rates at December 31, 1998 are shown parenthetically (in thousands):


                                                                December 31,
                                                           ---------------------
                                                             1997         1998
                                                           --------     --------
Credit Facility (6.4%) ...............................     $186,700     $365,175
Other (6.4%) .........................................          425        1,887
                                                           --------     --------
                                                            187,125      367,062
Less amounts due within one year .....................          413       55,187
                                                           --------     --------

Senior debt, net .....................................     $186,712     $311,875
                                                           ========     ========

Non-recourse debt of IPF subsidiary (7.8%) ...........     $      -     $ 60,100
                                                           ========     ========

8.75% Senior Subordinated Notes due 2007 ............      $125,000     $125,000
6% Convertible Subordinated Debentures due 2007 .....        55,000       55,000
                                                           --------     --------

Subordinated debt ....................................     $180,000     $180,000
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

         Maturities of senior indebtedness and the IPF Facility as of December 31, 1998 were as follows (in thousands):


                     1999 ...................  $ 55,187
                     2000 ...................    60,100
                     2001 ...................        --
                     2002 ...................        --
                     2003 ...................   311,875
                     Remainder ..............        --
                                               --------

                                               $427,162
                                               ========


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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:


                                    December 31,             December 31,
                                       1997                      1998
                               ----------------------    ----------------------
                                               (In thousands)
                                 Book         Fair         Book         Fair
                                 Value        Value        Value        Value
                               ---------    ---------    ---------    ---------
Cash and equivalents .......   $   9,725    $   9,725    $  10,954    $  10,954
Marketable securities ......       5,407        5,777        2,966        3,258
Long-term debt .............    (367,125)    (367,125)    (607,162)    (607,162)
Commodity swaps ............          --        1,071           --           45
Interest rate swaps ........          --           73           --         (361)


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

         In July 1997, a gas utility filed an action in the State District Court of Texas. In the lawsuit, the gas utility asserted a breach of contract claim arising out of a gas purchase contract. Under the gas utility's interpretation of the contract, it sought, as damages, the reimbursement of the difference between the above-market contract price it paid and market price on a portion of the gas it has taken beginning in July 1997. In May 1998, the court granted a partial summary judgment on the contract interpretation issue in favor of the gas utility. The summary judgment allows the utility to take or pay for a limited volume of gas defined in the contract as the "contract volume" at the contract price. In October 1998, the gas utility dropped its damages claim and the state district court signed a final judgment in this case. Range has appealed to reverse the final judgment. Range believes, under its interpretation, the utility is required to take all legally produced gas at the contract price. If Range wins the appeal, the summary judgment will be reversed. The court of appeals may either declare the contract's interpretation in Range's favor or declare that the contract provisions at issue are ambiguous. In either event, the case will be remanded to the trial court for a factual determination of the parties' obligations and/or remedies under the contract. If Range loses the appeal, the summary judgment will be affirmed and no further court action will be required.

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

         The Company leases certain office space and equipment under cancelable and non-cancelable leases, most of which expire within 10 years and may be renewed by the Company. Rent expense under such arrangements totaled $406,000, $628,000 and $595,000 in 1996, 1997 and 1998, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):


            1999..............................      $    1,000
            2000..............................             899
            2001..............................             778
            2002..............................             569
            2003..............................             195
            2004 and thereafter...............             195
                                                    ==========
                                                    $    3,636
                                                    ==========

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

(10)      STOCK OPTION AND PURCHASE PLAN

         The Company has four stock option plans as well as a stock purchase plan. Two of the stock option plans were adopted as a result of the Merger. Information with respect to these stock option plans is summarized as follows:

                                                              Plans adopted via the Merger
                                                              ----------------------------
                                       Option      Director's    Option        Director's
                                        Plan          Plan        Plan            Plan       Total
                                     ---------     ----------   ---------      ----------  ---------
Outstanding at December 31, 1997:    1,507,692       108,000           --            --    1,615,692
      Granted ...................      828,395        32,000           --            --      860,395
      Adopted in Merger .........           --            --    1,143,665        19,340    1,163,005
      Exercised .................      (54,610)           --      (49,155)           --     (103,765)
      Expired/Cancelled .........     (238,720)           --     (155,534)           --     (394,254)
                                     ---------       -------    ---------        ------    ---------
Outstanding at December 31, 1998:    2,042,757       140,000      938,976        19,340    3,141,073
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


                                                     1996         1997        1998
                                                   --------    ---------   ----------
                                                        (in thousands, except
                                                            per share data)
Net earnings (loss)-- as reported                  $ 12,615    $ (23,332)  $ (175,150)
Earnings (loss) per share-- as reported            $   0.71    $   (1.31)  $    (6.82)
Earnings (loss) per share dilutive-- as reported   $   0.69    $   (1.31)  $    (6.82)
Net earnings (loss)-- pro forma                    $ 12,262    $ (24,563)  $ (176,083)
Earnings (loss) per share--pro forma               $   0.68    $   (1.37)  $    (6.86)
Earnings (loss) per share dilutive--pro forma      $   0.66    $   (1.37)  $    (6.86)


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

(12)     INCOME TAXES

         Federal income tax provision (benefit) was $6.8 million, $(11.8) million and $(54.7) million for the years 1996, 1997 and 1998, respectively. The current portion of the income tax provision represents state income tax currently payable. A reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate is as follows:


                          1996           1997            1998
                       -----------    -----------     -----------
Statutory tax rate              34%           (34)%           (34)%
Valuation allowance             --             --              10
Other ..............             1             --              --
                       -----------    -----------     -----------

Effective tax rate..            35%           (34)%           (24)%
                       ===========    ===========     ===========

Income taxes paid...   $   590,000    $ 1,216,000     $    36,000
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

         Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                      December 31,
                                                  --------------------
                                                    1997        1998
                                                  --------    --------
Deferred tax liabilities:
   Depreciation ...............................   $ 38,305    $ 30,232
                                                  ========    ========

Deferred tax assets:
   Net operating loss carryforward ............   $  9,268    $ 51,810
   Percentage depletion carryforward ..........      2,753       2,753
   AMT credits and other ......................        685         685
                                                  --------    --------
   Total deferred tax assets ..................     12,706      55,248

    Valuation allowance for deferred tax assets        (40)    (25,016)
                                                  --------    --------

Net deferred tax assets .......................   $ 12,666    $ 30,232
                                                  ========    ========

Net deferred tax liabilities ..................   $ 25,639    $     --
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

(13)     BUSINESS RESTRUCTURING COSTS

         In the fourth quarter of 1998, the Company initiated a restructuring plan to reduce costs and improve operating efficiencies. The restructuring plan included actions by the Company to close its Midland, Texas field office, eliminate certain geological and exploration positions, cancel certain exploration and drilling obligations, as well as consolidate certain administrative functions at the remaining locations. In connection with the restructuring plan, 54 employees have been terminated. The terminated employees were comprised as follows: 33 in operations; 11 in exploration; 3 in Midland office; 3 in gas marketing; 2 in IPF; and 2 in investor relations. These employees were associated with operations that have been consolidated or eliminated in response to the depressed energy price environment. Estimated employee termination costs of $2.1 million have been accrued in 1998. Of the total number of employees affected, 42 were terminated in 1998.

         In addition to the costs of terminating employees, the principal costs of the restructuring plan include the writedown of the carrying value of assets impaired due to the restructuring and lease and contract termination costs. The charge included $.6 million for estimated costs to exit lease and other contractual commitments and an additional $.4 million relating to costs associated with the closing of the Midland, Texas office, which was deemed to be uneconomical. The $.4 million of associated costs consisted of $.1 million of costs to exit the office lease and $.3 million of costs to exit two exploration agreements. The Midland office was responsible primarily for the operation of a portion of the Company's Permian assets. The operation of these assets has been consolidated in the Company's Fort Worth, Texas office. At December 31, 1998, $2.7 million was accrued in connection with the restructuring plan. This plan is anticipated to be completed by the third quarter of 1999.

(14)     EARNINGS PER COMMON SHARE

         The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands):


                                                     1996         1997          1998
                                                   ---------    ---------    ---------
Numerator:
    Net income (loss) ..........................   $  12,615    $ (23,332)   $(175,150)
    Preferred stock dividends ..................      (2,454)      (2,334)      (2,334)
                                                   ---------    ---------    ---------
    Numerator for earnings per common share ....      10,161      (25,666)    (177,484)

    Effect of dilutive securities:
      Preferred stock dividends ................          --           --           --
                                                   ---------    ---------    ---------

      Numerator for earnings per common
      Share - assuming dilution ................   $  10,161    $ (25,666)   $(177,484)
                                                   =========    =========    =========

Denominator:
    Denominator for earnings per common
      Share - weighted average shares ..........      14,334       19,641       26,008

    Effect of dilutive securities:
      Employee stock options ...................         464           --           --
      Warrants .................................          14           --           --
                                                   ---------    ---------    ---------

    Dilutive potential common shares ...........         478           --           --
                                                   ---------    ---------    ---------
      Denominator for diluted earnings per share
      Adjusted weighted-average shares and
      Assumed conversions ......................      14,812       19,641       26,008
                                                   =========    =========    =========

Earnings (loss) per common share ...............   $     .71    $   (1.31)   $   (6.82)
                                                   =========    =========    =========

Earnings (loss) per common
      Share - assuming dilution ................   $     .69    $   (1.31)   $   (6.82)
                                                   =========    =========    =========


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

(16)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to oil and gas producing activities:


                                           Year Ended December 31,
                                     -----------------------------------
                                       1996         1997          1998
                                     ---------    ---------    ---------
                                               (in thousands)
Oil and gas properties:
    Subject to depletion .........   $ 259,681    $ 674,067    $ 859,911
    Not subject to depletion .....      22,838      111,156       75,911
                                     ---------    ---------    ---------
        Total ....................     282,519      785,223      935,822
    Accumulated depletion ........     (53,102)    (161,416)    (273,723)
                                     ---------    ---------    ---------

        Net oil and gas properties   $ 229,417    $ 623,807    $ 662,099
                                     =========    =========    =========

Costs incurred:
    Acquisition ..................   $  63,579    $ 448,822    $ 286,974
    Development ..................      12,536       56,430       71,793
    Exploration ..................       2,025        2,375        9,756
                                     ---------    ---------    ---------

        Total costs incurred .....   $  78,140    $ 507,627    $ 368,523
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


QUANTITIES OF PROVED RESERVES

                                                   Crude Oil  Natural Gas
                                                   --------   -----------
                                                      (Bbls)     (Mcf)
                                                       (in thousands)

     Balance, December 31, 1995 ................     10,863     232,887
         Revisions .............................        280      (7,545)
         Extensions, discoveries and additions .        952      16,696
         Purchases .............................      3,884      86,022
         Sales .................................       (236)    (11,235)
         Production ............................     (1,068)    (21,231)
                                                   --------    --------

     Balance, December 31, 1996 ................     14,675     295,594
         Revisions .............................     (2,603)    (70,763)
         Extensions, discoveries and additions .      1,664      55,324
         Purchases .............................     18,541     339,447
         Sales .................................       (709)     (6,775)
         Production ............................     (1,794)    (38,409)
                                                   --------    --------

     Balance, December 31, 1997 ................     29,774     574,418
         Revisions .............................    (14,195)    (76,728)
         Extensions, discoveries and additions .      2,121      57,261
         Purchases .............................     15,332     140,120
         Sales .................................     (3,248)    (16,561)
         Production ............................     (2,655)    (45,193)
                                                   --------    --------

     Balance, December 31, 1998 ................     27,129     633,317
                                                   ========    ========

PROVED DEVELOPED RESERVES

     December 31, 1996 .........................     10,703     207,601
                                                   ========    ========

     December 31, 1997 .........................     14,971     369,786
                                                   ========    ========

     December 31, 1998 .........................     19,649     436,062
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

STANDARDIZED MEASURE

                                                       As of December 31
                                           -----------------------------------------
                                              1996           1997           1998
                                           -----------    -----------    -----------
                                                        (in thousands)

Future cash inflows ....................   $ 1,393,338    $ 2,037,357    $ 1,744,653

Future costs:
     Production ........................      (365,753)      (512,657)      (513,119)
     Development .......................       (86,192)      (248,553)      (211,236)
                                           -----------    -----------    -----------

Future net cash flows ..................       941,393      1,276,147      1,020,298

Income taxes ...........................      (271,023)      (280,189)      (104,500)
                                           -----------    -----------    -----------

Total undiscounted future net cash flows       670,370        995,958        915,798

10% discount factor ....................      (319,481)      (485,258)      (398,703)
                                           -----------    -----------    -----------

Standardized measure ...................   $   350,889    $   510,700    $   517,095
                                           ===========    ===========    ===========

CHANGES IN STANDARDIZED MEASURE
                                                 For the year ended December 31
                                           -----------------------------------------
                                              1996           1997           1998
                                           -----------    -----------    -----------
                                                         (in thousands)

Standardized measure, beginning of year    $   174,050    $   350,889    $   510,700

Revisions:
     Prices ...........................        151,508       (210,429)      (138,985)
     Quantities .......................         (6,762)       (29,409)      (112,012)
     Estimated future development cost          (2,971)       (37,788)        26,465
     Accretion of discount ............         22,924         49,217         63,233
     Income taxes .....................        (86,095)        10,360         88,222
                                           -----------    -----------    -----------
     Net revisions ....................         78,604       (218,049)       (73,007)

Purchases .............................        125,871        460,753        134,186

Extensions, discoveries and additions .         22,816         55,751         35,169

Production ............................        (43,598)       (93,865)       (87,668)

Sales .................................         (6,854)       (14,406)       (26,197)

Changes in timing and other ...........             --        (30,373)        23,982
                                           -----------    -----------    -----------

Standardized measure, end of year .....    $   350,889    $   510,700    $   517,095
                                           ===========    ===========    ===========

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

       4.14 Form of Trust Indenture relating to the Senior Subordinated Notes due 2007 between Lomak Petroleum, Inc., and Fleet National Bank as trustee (incorporated on the Company' s Registration Statement (No. 333-20257)).

       4.15 Purchase and Sale Agreement dated as of September 8, 1997 by and among Cabot Oil & Gas Corporation, Cranberry Pipeline Corporation, Big Sandy Gas Company, and Lomak Petroleum, Inc. (incorporated by reference to the Company's Form 10-K dated March 20, 1998).

       4.16 Agreement and Plan of Reorganization dated December 5, 1997 between Arrow Operating Company, Kelly W. Hoffman and L .S. Decker and Lomak Petroleum, Inc. (incorporated by reference to the Company's Registration Statement (No. 333-43823))

       4.17 Credit Agreement, dated as of June 7, 1996, between Domain Finance Corporation and Compass Bank --Houston (including the First and the Second Amendment thereto) (incorporated by reference to Exhibit 10.3 of Domain Energy Corporation's Registration Statement on Form S-1 filed with the Commission on April 4, 1997 and Exhibit 10.3 of Amendment No. 1 to Domain Energy Corporation's Registration Statement on Form S-1 filed with the Commission on May 21, 1997) (File No. 333-24641).

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

       10.1(d) 1989 Stock Purchase Plan (incorporated by reference to the Company's Registration Statement (No. 33-31558)).

       10.1(e) Form of Directors Indemnification Agreement (incorporated by reference to the Company's Registration Statement (No. 333-47544)).

       10.1(f) 1994 Outside Directors Stock Option Plan (incorporated by reference to the Company's Registration Statement (No. 33-47544)).

       10.1(g) 1994 Stock Option Plan (incorporated by reference to the Company's Registration Statement (No. 33-47544)).

       10.1(h) $400,000,000 Credit Agreement Among Lomak Petroleum, Inc., as Borrower, and the Several Lenders from Time to Time parties Hereto, including Bank One, Texas, N.A. as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Nationsbank of Texas, N.A., as Documentation Agent (incorporated by reference to the Company's Form 10-K dated February 7, 1997).

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

       10.1(k) 1997 Stock Purchase Plan (incorporated by reference to the Company's Registration Statement (No. 333-44821)).

       10.1(l) 1997 Stock Purchase Plan, as amended (incorporated by reference to the Company's Registration Statement (No. 333-44821)).

       10.1(m)**     Fourth Amendment to $400,000,000 Credit Agreement dated
                     January 27, 1999

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

       10.1(p)**     Employment Agreement, dated August 25, 1998, between the
                     Company and Michael V. Ronca.

       21*           Subsidiaries of the Registrant.

       23.1*         Consent of Independent Public Accountants.

       23.2* Consent of Netherland, Sewell & Associates, Inc., independent consulting petroleum engineers.


       23.3* Consent of H.J. Gruy and Associates, Inc., independent consulting petroleum engineers.

       23.4* Consent of DeGoyler and MacNaughton, independent consulting petroleum engineers.

       23.5* Consent of Wright & Company, Inc., independent consulting petroleum engineers.

       23.6* Consent of Clay, Holt & Klammer, independent consulting petroleum engineers.


       27**          Financial Data Schedule.
---------------
*        Filed herewith.
**       Previously filed.