Form 10-Q/A
period 1999-06-30
RANGE RESOURCES CORP
filed 1999-09-17
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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






                                                     RANGE RESOURCES CORPORATION
                                                     CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              December 31,            June 30,
                                                                                  1998                  1999
                                                                              ------------            ---------
                                                                                                     (unaudited)
ASSETS
Current assets
  Cash and equivalents .....................................................    $  10,954            $  15,757
  Accounts receivable ......................................................       30,384               27,701
  IPF receivables (Note 4) .................................................        7,140                8,600
  Marketable securities ....................................................        3,258                4,422
  Assets held for sale (Note 5) ............................................       51,822               48,687
  Inventory and other ......................................................        3,373                5,289
                                                                                ---------            ---------
                                                                                  106,931              110,456
                                                                                ---------            ---------

IPF receivables, net (Note 4) ..............................................       70,032               63,634

Oil and gas properties, successful efforts method ..........................      935,822              945,372
    Accumulated depletion and impairment ...................................     (273,723)            (302,302)
                                                                                ---------            ---------
                                                                                  662,099              643,070
                                                                                ---------            ---------

Transportation, processing and field assets ................................       89,471               89,452
    Accumulated depreciation ...............................................      (15,146)             (18,491)
                                                                                ---------            ---------
                                                                                   74,325               70,961
                                                                                ---------            ---------

Other ......................................................................        8,225                7,556
                                                                                ---------            ---------
                                                                                $ 921,612            $ 895,677
                                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .........................................................    $  28,163            $  21,987
  Accrued liabilities (Note 13) ............................................       23,626               21,109
  Accrued interest .........................................................        9,439                9,245
  Current portion of debt (Note 6) .........................................       55,187               52,052
                                                                                ---------            ---------
                                                                                  116,415              104,393
                                                                                ---------            ---------

Senior debt (Note 6) .......................................................      311,875              317,085
Non-recourse debt of IPF (Note 6) ..........................................       60,100               54,200
Subordinated notes (Note 6) ................................................      180,000              176,360
Commitments and contingencies (Note 8)

Company-obligated preferred securities of subsidiary trust (Note 9) ........      120,000              117,669

Stockholders' equity (Notes 9 and 10)
  Preferred stock, $1 par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 1,149,840 issued  and outstanding
    (liquidation preference $28,746,000) ...................................        1,150                1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      35,933,523 and 37,401,248 issued and outstanding .....................          359                  374
  Capital in excess of par value ...........................................      334,817              339,027
  Retained deficit .........................................................     (203,396)            (216,364)
  Other comprehensive income ...............................................          292                1,783
                                                                                ---------            ---------
                                                                                  133,222              125,970
                                                                                ---------            ---------
                                                                                $ 921,612            $ 895,677
                                                                                =========            =========


                             SEE ACCOMPANYING NOTES.




                                                     RANGE RESOURCES CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                        June 30,
                                                               -----------------------------    ----------------------------
                                                                  1998              1999            1998             1999
                                                               -----------      ------------    ------------      ----------
                                                                        (unaudited)                       (unaudited)
Revenues
   Oil and gas sales .........................................    $ 30,740         $ 37,282         $63,280        $ 71,082
   Transportation, processing and marketing ..................       1,636            1,855           3,364           3,698
   IPF income ................................................        --              2,081            --             3,454
   Interest and other ........................................        (103)             978           1,639           1,915
                                                                  --------         --------         -------        --------
                                                                    32,273           42,196          68,283          80,149
                                                                  --------         --------         -------        --------

Expenses
   Direct operating ..........................................       7,647           10,816          16,043          22,085
   IPF expense ...............................................        --              1,474            --             2,976
   Exploration ...............................................       2,018              432           2,431           1,362
   General and administrative ................................       2,096            1,779           3,936           3,662
   Interest ..................................................       9,374           12,353          18,108          24,453
   Depletion, depreciation and amortization ..................      12,556           19,809          24,764          38,939
                                                                  --------         --------         -------        --------
                                                                    33,691           46,663          65,282          93,477
                                                                  --------         --------         -------        --------

Income (loss) before taxes ...................................      (1,418)          (4,467)          3,001         (13,328)

Income taxes
   Current ...................................................          26               50             135             170
   Deferred ..................................................        (500)            --             1,051               0
                                                                  --------         --------         -------        --------
                                                                      (474)              50           1,186             170
                                                                  --------         --------         -------        --------

Income (loss) before extraordinary item ......................        (944)          (4,517)          1,815         (13,498)

Extraordinary item
  Gain on retirement of securities, net (Note 18) ............        --              2,430            --             2,430
                                                                  --------         --------         -------        --------

Net income (loss) ............................................    $   (944)        $ (2,087)        $ 1,815        $(11,068)
                                                                  ========         ========         =======        ========

Comprehensive income (loss) (Note 2) .........................    $ (2,326)        $ (1,258)        $   556        $ (9,665)
                                                                  ========         ========         =======        ========

Earnings (loss) per common share
     Basic ...................................................    $  (0.07)        $  (0.07)        $  0.03        $  (0.34)
                                                                  ========         ========         =======        ========
     Dilutive ................................................    $  (0.07)        $  (0.07)        $  0.03        $  (0.34)
                                                                  ========         ========         =======        ========




                             SEE ACCOMPANYING NOTES.



                                            RANGE RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                            Six Months Ended June 30,
                                                                        ---------------------------------
                                                                           1998                    1999
                                                                        ---------               ---------
                                                                                   (unaudited)
Cash flows from operations:
Net income (loss) .................................................     $   1,815               $ (11,068)
Adjustments to reconcile net income to
  net cash provided by operations:
     Depletion, depreciation and amortization .....................        24,764                  38,939
     Amortization of deferred offering costs ......................           654                     596
     Deferred taxes ...............................................         1,051                    --
     Changes in working capital net of
         effects of purchases of businesses:
              Accounts receivable .................................         5,444                   2,683
              Allowance for IPF receivables .......................          --                     2,197
              Marketable securities ...............................          (127)                   --
              Inventory and other .................................           419                  (1,987)
              Accounts payable ....................................        (2,625)                 (6,215)
              Accrued liabilities .................................         2,892                  (2,712)
     Gain on sale of assets and other .............................        (1,479)                 (1,478)
     Gain on exchange of securities ...............................          --                    (2,430)
                                                                        ---------               ---------
Net cash provided by operations ...................................        32,808                  18,525

Cash flows from investing:
     Oil and gas properties .......................................      (107,528)                (15,629)
     Additions to property and equipment ..........................          (807)                   (176)
     IPF investments of capital ...................................          --                    (2,733)
     IPF repayments of capital ....................................          --                     5,474
     Proceeds on sale of assets ...................................        16,363                   4,199
                                                                        ---------               ---------
Net cash used in investing ........................................       (91,972)                 (8,865)

Cash flows from financing:
     Proceeds from indebtedness ...................................        65,500                   7,363
     Repayments of indebtedness ...................................          (399)                (11,189)
     Preferred stock dividends ....................................        (1,167)                 (1,167)
     Common stock dividends .......................................        (1,305)                   (733)
     Proceeds from common stock issuance ..........................           446                     891
     Repurchase of common stock ...................................          (110)                    (22)
                                                                        ---------               ---------
Net cash provided by financing ....................................        62,965                  (4,857)
                                                                        ---------               ---------

Change in cash ....................................................         3,801                   4,803
Cash and equivalents at beginning of period .......................         9,725                  10,954
                                                                        ---------               ---------
Cash and equivalents at end of period .............................     $  13,526               $  15,757
                                                                        =========               =========

Supplemental disclosures of non-cash investing and
  financing activities:
  Common stock issued in connection with benefit plans ............     $   1,067               $ 374,910
  Common stock issued in connection with retirement of
  Securities (Note 18) ............................................          --                     3,355


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

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs are captialized pending determination of whether the well has found proved reserves. Exploratory costs which result in the discovery of proved reserves and the cost of development wells are capitalized. In the absence of a determination as to whether the reserves found from an exploratory well can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following the completion of drilling. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates per Mcfe were $0.84 and $0.98 in the first six months of 1998 and 1999, respectively. Per unit depletion rates rose because of the impact of low year-end 1998 oil and gas prices and performance adjustments on the reserve volumes used to calculate the depletion rate for 1999. Approximately $75.9 million and $72.4 million of oil and gas properties were classified as unproved leaseholds as of December 31, 1998 and June 30, 1999, respectively.

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

                                                  Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                             ------------------------------     ------------------------------
                                                 1998              1999             1998               1999
                                             ------------     -----------       -------------     ------------
Net income (loss)                             $   (944)        $ (2,087)           $  1,815         $(11,068)
   Add: Unrealized gain (loss)
   Gross                                        (2,145)             915              (1,949)           1,491
   Tax effect                                      804             --                   731             --
   Less: Realized gain (loss)
   Gross                                           (66)             (86)                (66)             (88)
   Tax effect                                       25             --                    25             --
                                              --------         --------            --------         --------

Comprehensive income (loss)                   $ (2,326)        $ (1,258)           $    556         $ (9,665)
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

                                                  Six months ended June 30,
                                           --------------------------------------
                                                 1998                  1999
                                           -----------------     -----------------
                                           (in thousands, except per share data)

Revenues...............................        $   102,049         $      80,149
Net income (loss)......................               (753)              (11,068)
Earnings (loss) per share..............              (0.06)                (0.34)
Earnings (loss) per share - dilutive...              (0.06)                (0.34)
Total assets...........................          1,066,274               895,677
Stockholders' equity...................            270,743               125,970

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

(6)      INDEBTEDNESS:

         The Company had the following debt outstanding as of the dates shown. Interest rates at June 30, 1999 are shown parenthetically (in thousands):

                                                           December 31,               June 30,
                                                               1998                     1999
                                                          -------------             ------------

Credit Facility (7.1%) ..................................     $365,175                $369,100
Other (0.9%) ............................................        1,887                      37
                                                              --------                --------
                                                               367,062                 369,137
Less amounts due within one year ........................       55,187                  52,052
                                                              --------                --------

Senior debt, net ........................................     $311,875                $317,085
                                                              ========                ========

Non-recourse debt of IPF subsidiary (7.3%) ..............     $ 60,100                $ 54,200

 8.75% Senior Subordinated Notes due 2007 ...............     $125,000                $125,000
 6% Convertible Subordinated Debentures due 2007 ........       55,000                  51,360
                                                              --------                --------

Subordinated debt .......................................     $180,000                $176,360
                                                              ========                ========

         The Company maintains a $400 million revolving bank facility (the "Credit Facility"). The Credit Facility provides for a borrowing base, which is subject to semi-annual redeterminations. The Credit Facility is secured by the Company's oil and gas properties. At August 10, 1999, the borrowing base on the Credit Facility was $385 million of which $41.9 million was available to be drawn. Interest is payable quarterly or as LIBOR notes mature and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.375% depending upon the percentage of the borrowing base drawn. It is the Company's policy to extend the term period of the Credit Facility annually. Through April 30, 1999, the interest rate on the Credit Facility was LIBOR plus 1.75%. Until amounts under the Credit Facility are reduced to $300 million or the redetermined borrowing base, the interest rate is LIBOR plus 2.0%. The Company is subject to a redetermination on September 30, 1999.

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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                     December 31,                         June 30,
                                                         1998                               1999
                                            -------------------------------    -------------------------------
                                                                     (In thousands)
                                                Book              Fair             Book              Fair
                                                Value            Value             Value            Value
                                            --------------    -------------    --------------    -------------

Cash and equivalents ........................ $  10,954        $  10,954         $  15,757        $  15,757
Marketable securities .......................     2,966            3,258             2,639            4,422
Long-term debt ..............................  (607,162)        (607,162)         (599,697)        (599,697)
Commodity swaps .............................      --                 45              --             (6,795)
Interest rate swaps .........................      --               (361)             --                (69)

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

(10)     STOCK OPTION AND PURCHASE PLAN:

         The Company has four stock option plans as well as a stock purchase plan. Two of the stock option plans were adopted as a result of the Merger. Information with respect to these plans is summarized below:

                                                                                       Plans adopted via the Merger
                                                                             ---------------------------------------------
                                           Option          Director's          Option          Director's
                                            Plan              Plan              Plan              Plan             Total
                                         ----------        ----------        ----------        ----------       ----------
Outstanding at December 31, 1998: ....    2,042,757           140,000           938,976            19,340        3,141,073
      Granted ........................      904,150            40,000              --                --            944,150
      Exercised ......................         --                --            (368,482)             --           (368,482)
      Expired/Cancelled ..............     (303,575)          (12,000)           (1,445)             --           (317,020)
                                         ----------        ----------        ----------        ----------       ----------
Outstanding at June 30, 1999: ........    2,643,332           168,000           569,049            19,340        3,399,721
                                         ==========        ==========        ==========        ==========       ==========

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

(14)     EARNINGS PER COMMON SHARE

         The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands, except per share data):

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                        -------------------------         -------------------------
                                                          1998             1999             1998             1999
                                                        --------         --------         --------         --------
Numerator:
    Net Income ........................................ $   (944)        $ (2,087)        $  1,815         $(11,068)

    Preferred stock dividends .........................     (584)            (584)          (1,167)          (1,167)
                                                        --------         --------         --------         --------
    Numerator for earnings per common share ...........   (1,528)          (2,671)             648          (12,235)

    Effect of dilutive securities:
      Preferred stock dividends .......................     --               --               --               --
                                                        --------         --------         --------         --------

      Numerator for earnings per common
      share - assuming dilution ....................... $ (1,528)        $ (2,671)        $    648         $(12,235)
                                                        ========         ========         ========         ========

Denominator:
    Denominator for basic earnings per common
      share - weighted average shares .................   21,162           36,619           21,136           36,442

    Effect of dilutive securities:
      Employee stock options ..........................      350             --                443             --

      Warrants ........................................     --               --               --               --
                                                        --------         --------         --------         --------

    Dilutive potential common shares ..................      350             --                443             --
                                                        --------         --------         --------         --------
      Denominator for diluted earnings per share
      adjusted weighted-average shares and
      assumed conversions .............................   21,512           36,619           21,579           36,442
                                                        ========         ========         ========         ========

Earnings (loss) per common share ...................... $  (0.07)        $  (0.07)        $   0.03         $  (0.34)
                                                        ========         ========         ========         ========

Earnings (loss) per common
      share - assuming dilution ....................... $  (0.07)        $  (0.07)        $   0.03         $  (0.34)
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

(16)     OIL AND GAS ACTIVITIES:

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                December 31,          June 30,
                                                                    1998                1999
                                                               -------------        ------------
                                                                                     (unaudited)
Oil and gas properties:
    Subject to depletion .....................................   $ 859,911           $ 873,017
    Not subject to depletion .................................      75,911              72,355
                                                                 ---------           ---------
        Total ................................................     935,822             945,372
    Accumulated depletion ....................................    (273,723)           (302,302)
                                                                 ---------           ---------

        Net oil and gas properties ...........................   $ 662,099           $ 643,070
                                                                 =========           =========


                                                                                   Six months
                                                                 Year Ended           Ended
                                                                December 31,        June 30,
                                                                    1998              1999
                                                                -----------        ----------
                                                                                  (unaudited)
Costs incurred:
  Acquisition .................................................  $286,974           $  1,134
  Development .................................................    71,793             14,495
  Exploration .................................................     9,756              1,362
                                                                 --------           --------

    Total costs incurred ......................................  $368,523           $ 16,991
                                                                 ========           ========

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

Capital Requirements

         During the first six months of 1999, $15.9 million of costs were incurred for development and exploration activities. In an effort to reduce outstanding debt, the Company reduced its 1999 exploration and development capital budget to $38 million. The development and exploration expenditures are currently expected to be funded entirely by internally generated cash flow. Bank Facilities

         The Credit Facility permits the Company to obtain revolving credit loans and to issue letters of credit for the account of the Company from time to time in an aggregate amount not to exceed $400 million. The Credit Facility is secured by the Company's oil and gas properties. The borrowing base is currently $385 million and is subject to semi-annual redetermination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid, and revolving credit commitments may be reduced, in whole or in part at any time in certain minimum amounts. At August 10, 1999, the Company had $41.9 million of availability under the Credit Facility. Through April 30, 1999, the interest rate on the Credit Facility was LIBOR plus 1.75%. Until amounts under the Credit Facility are reduced to $300 million or the redetermined borrowing base, the interest rate will be LIBOR plus 2.0%. The Company is subject to a redetermination on September 30, 1999. If amounts outstanding under the Credit Facility exceed the higher of the redetermined borrowing base or $300 million on August 31, 1999, then the Company will have 10 days to repay any excess.

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

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operatingactivities on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

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

         As of June 30, 1999, Range had financial oil and gas price hedging instruments in place that represented approximately 1 million barrels of oil production through March 2000 and approximately 25 Bcf of gas production through September 2000. At June 30, 1999, the 1999 hedged oil and gas volumes represented an average of approximately 70% and 55%, respectively, of the remaining monthly production. The 2000 hedged oil and gas volumes represent approximately 25% and 24%, respectively, of expected 2000 production. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $6.7 million at June 30, 1999. These contracts expire monthly through September 2000 on gas and through March 2000 on oil. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. Net gains or (losses) relating to these derivatives for the six months ended June 30, 1998 and 1999 approximated $1.4 million and $1.3 million, respectively.

         Range uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and gas may have on the fair value of its commodity hedging instruments. At June 30, 1999, a 10% increase in the underlying commodities' prices would have reduced the fair value of Range's commodity hedging instruments by $3.1 million.

         In addition to the commodity hedging instruments described above, Range also manages its exposure to gas price risks by periodically entering into fixed-price gas contracts. The majority of these fixed-price contracts relate to Range's Appalachian and Oakridge gas production. For the remainder of 1999 and 2000 through 2003, Range's fixed-price gas contracts cover approximately 3.0 Bcf, 6.4 Bcf, 0.7 Bcf, 0.7 Bcf and 0.7 Bcf of production, respectively. Range also has gas volumes subject to fixed-price contracts from 2004 forward, but the yearly volumes are less than 1.0 Bcf. The amount of 1999's remaining production covered by fixed-price contracts represents approximately 12% of expected remaining 1999 total production.

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

Item 4-5          Not applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits



                 Exhibit Number                Description of Exhibit
                ----------------     -------------------------------------------

                       27*            Financial Data Schedule

         (b)  No reports filed on Form 8-K.

*Previously filed.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                 RANGE RESOURCES CORPORATION



                                 By:     (Thomas W. Stoelk)
                                    --------------------------------------
                                          Thomas W. Stoelk

                                     Senior Vice President - Finance and
                                     Administration and Chief Financial Officer








September 17, 1999

                                 EXHIBIT INDEX



   Exhibit Number                    Description of Exhibit
---------------------     ---------------------------------------------

         27*              Financial Data Schedule




*Previously filed.