Form 10-Q
period 1999-09-30
RANGE RESOURCES CORP
filed 1999-11-15
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark one)

      {x}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1999

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

37,635,727 Common Shares were outstanding on November 10, 1999.

PART I. FINANCIAL INFORMATION

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's December 31, 1998 Form 10-K. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      December 31,     September 30,
                                                                                           1998           1999
                                                                                    ---------------- ---------------
                                                                                                          (unaudited)
ASSETS
Current assets
  Cash and equivalents .........................................................      $  10,954       $  11,289
  Accounts receivable ..........................................................         30,384          25,967
  IPF receivables (Note 4) .....................................................          7,140          11,000
  Marketable securities ........................................................          3,258           3,219
  Assets held for sale (Note 5) ................................................         51,822          19,867
  Inventory and other ..........................................................          3,373           9,562
                                                                                      ---------       ---------
                                                                                        106,931          80,904
                                                                                      ---------       ---------

IPF receivables, net (Note 4) ..................................................         70,032          58,263

Oil and gas properties, successful efforts method ..............................        935,822         926,544
    Accumulated depletion and impairment .......................................       (273,723)       (322,684)
                                                                                      ---------       ---------
                                                                                        662,099         603,860
                                                                                      ---------       ---------

Transportation, processing and field assets ....................................         89,471          27,657
    Accumulated depreciation ...................................................        (15,146)         (3,252)
                                                                                      ---------       ---------
                                                                                         74,325          24,405
                                                                                      ---------       ---------

Other ..........................................................................          8,225           8,353
                                                                                      ---------       ---------

                                                                                      $ 921,612       $ 775,785
                                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable .............................................................      $  28,163       $  26,847
  Accrued liabilities ..........................................................         23,626          19,636
  Accrued interest .............................................................          9,439           4,749
  Current portion of long-term debt (Note 6) ...................................         55,187              29
                                                                                      ---------       ---------
                                                                                        116,415          51,261
                                                                                      ---------       ---------

Senior debt (Note 6) ...........................................................        311,875         146,650
Non-recourse debt (Note 6) .....................................................         60,100         146,755
Subordinated notes (Note 6) ....................................................        180,000         176,360
Commitments and contingencies (Note 8) .........................................             --              --

Company-obligated preferred securities of subsidiary trust (Note 9) ............        120,000         117,669

Stockholders' equity (Notes 9 and 10) Preferred stock,
  $1 par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 1,149,840 issued
      (liquidation preference $28,746,000) .....................................          1,150           1,150
  Common stock, $.01 par, 50,000,000 shares authorized,
      35,933,523 and 37,489,311 issued .........................................            359             375
  Capital in excess of par value ...............................................        334,817         339,188
  Retained deficit .............................................................       (203,396)       (204,600)
 Other comprehensive income ....................................................            292             977
                                                                                      ---------       ---------
                                                                                        133,222         137,090
                                                                                      ---------       ---------
                                                                                      $ 921,612       $ 775,785
                                                                                      =========       =========

                             SEE ACCOMPANYING NOTES.

                                            RANGE RESOURCES CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                                ---------------------------    ---------------------------
                                                                   1998            1999            1998           1999
                                                                -----------     -----------     -----------    ------------
                                                                       (unaudited)                    (unaudited)
Revenues
   Oil and gas sales .....................................      $  32,467       $  37,530       $  95,748       $ 108,611
   Transportation, processing and marketing ..............          1,682           2,100           5,045           5,798
   IPF income ............................................          1,130           2,065           1,130           5,520
   Gain on sales, net (Note 17) ..........................            140          39,259           1,619          40,736
   Interest and other ....................................            116             141             275             579
                                                                ---------       ---------       ---------       ---------
                                                                   35,535          81,095         103,817         161,244
                                                                ---------       ---------       ---------       ---------

Expenses
   Direct operating ......................................          9,999          11,041          26,041          33,126
   IPF expense ...........................................            452           1,412             452           4,389
   Exploration ...........................................          1,997             368           4,428           1,730
   General and administrative ............................          2,401           2,244           6,336           5,906
   Interest ..............................................         10,995          12,126          29,103          36,579
   Depletion, depreciation and amortization ..............         14,618          18,770          39,371          57,708
   Provision for impairment (1999 amount relates to assets
     held for sale) ......................................         97,862          20,988          97,862          20,988
                                                                ---------       ---------       ---------       ---------
                                                                  138,324          66,949         203,593         160,426
                                                                ---------       ---------       ---------       ---------

Income (loss) before taxes ...............................       (102,789)         14,146         (99,776)            818

Income taxes
   Current ...............................................             57           1,424             192           1,594
   Deferred ..............................................        (35,939)             --         (34,884)             --
                                                                ---------       ---------       ---------       ---------
                                                                  (35,882)          1,424         (34,692)          1,594

Income (loss)  before extraordinary item .................        (66,907)         12,722         (65,084)           (776)

Extraordinary item
    Gain on retirement of securities, net (Note 18) ......             --              --              --           2,430
                                                                ---------       ---------       ---------       ---------

Net income (loss) ........................................      $ (66,907)      $  12,722       $ (65,084)      $   1,654
                                                                =========       =========       =========       =========

Comprehensive income (loss) Note (2) .....................      $ (68,243)      $  11,559       $ (67,679)      $   1,894
                                                                =========       =========       =========       =========

Earnings (loss) per common share
       Basic .............................................      $   (2.57)      $    0.33       $   (2.92)      $    0.00
                                                                =========       =========       =========       =========
       Dilutive ..........................................      $   (2.57)      $    0.33       $   (2.92)      $    0.00
                                                                =========       =========       =========       =========



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Nine Months Ended September 30,
                                                                             --------------------------------------
                                                                                    1998            1999
                                                                             -----------------  ---------------
                                                                                (unaudited)
Cash flows from operations:
Net income (loss) ........................................................      $ (65,084)      $   1,654
Adjustments to reconcile net income (loss) to
    net cash provided by operations:
     Depletion, depreciation and amortization ............................         39,371          57,708
     Provision for impairment ............................................         97,862          20,988
     Amortization of security issuance costs .............................            868             887
     Deferred taxes ......................................................        (34,884)             --
     Changes in working capital net of effects of purchases of businesses:
              Accounts receivable ........................................          5,314           4,417
              Allowance for IPF receivables ..............................             --           2,965
              Marketable securities ......................................            (67)             --
              Inventory and other ........................................           (583)         (6,219)
              Accounts payable ...........................................         (5,747)         (4,639)
              Accrued liabilities ........................................          1,620          (8,680)
     Gain on sale of assets and other ....................................         (2,874)        (40,736)
     Gain on exchange of securities ......................................             --          (2,430)
                                                                                ---------       ---------
Net cash provided by operations ..........................................         35,796          25,915

Cash flows from investing:
     Acquisition of businesses, net of cash ..............................        (46,277)             --
     Investment in Great Lakes ...........................................             --          97,095
     Oil and gas properties ..............................................       (128,485)         (8,901)
     Additions to property and equipment .................................         (1,131)           (432)
     IPF investments of capital ..........................................         (3,397)         (4,180)
     IPF repayments of capital ...........................................            596           9,124
     Proceeds on sale of assets ..........................................         18,195          17,270
                                                                                ---------       ---------
Net cash provided by (used in) investing .................................       (160,499)        109,976

Cash flows from financing:
     Proceeds from indebtedness ..........................................        130,608              --
     Repayments of indebtedness ..........................................           (406)       (133,729)
     Preferred stock dividends ...........................................         (1,751)         (1,750)
     Common stock dividends ..............................................         (2,490)         (1,108)
     Proceeds from common stock issuance .................................          1,415           1,054
     Repurchase of common stock ..........................................         (2,705)            (23)
                                                                                ---------       ---------
Net cash provided by (used in) financing .................................        124,671        (135,556)
                                                                                ---------       ---------

Change in cash ...........................................................            (32)            335
Cash and equivalents at beginning of period ..............................          9,725          10,954
                                                                                ---------       ---------
Cash and equivalents at end of period ....................................      $   9,693       $  11,289
                                                                                =========       =========

Supplemental disclosures of non-cash investing and
  financing activities:
  Purchase of property and equipment financed with
    common stock .........................................................      $ 111,062              --
  Common stock issued in connection with benefit plans ...................          1,267             777
  Common stock issued in connection with retirement of
     securities (Note 18) ................................................             --           3,355


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION

         Range Resources Corporation ("Range" or the "Company") is an independent oil and gas company engaged in development, exploration and acquisition primarily in three core areas of the United States: the Southwest, the Gulf Coast and Appalachia. Through its Independent Producer Finance subsidiary ("IPF"), the Company also provides financing to smaller producers by purchasing term overriding royalty interests in oil and gas properties. Historically, the Company has increased its reserves and production through acquisitions, development and exploration. In pursuing this strategy, the Company has concentrated its activities in selected geographic areas. In each core area, the Company has established operating, engineering, geoscience, marketing and acquisition expertise.

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

MARKETABLE SECURITIES

         Debt and marketable equity securities are classified in one of three categories: trading, available-for-sale, or held to maturity. Equity securities of other companies held by Range qualify as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are reflected as a separate component of stockholders' equity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and are reflected in income. During the nine months ended September 30, 1999 Range sold $1.2 million of marketable equity securities for a $0.4 million gain.

GREAT LAKES ENERGY PARTNERS, L.L.C. ("GREAT LAKES")

         In September 1999, Range and FirstEnergy Corp. ("FirstEnergy") each contributed all of their Appalachia oil and gas properties and associated gas gathering and transportation systems to Great Lakes. In addition, Range contributed $188.3 million of indebtedness and FirstEnergy contributed $2.0 million in cash. Great Lakes expects to increase production by active development of existing fields and exploitation of deeper formations. In addition, Great Lakes intends to pursue acquisition opportunities in Appalachia. Range and FirstEnergy each retained a 50% ownership interest in Great Lakes. The Company consolidates its pro rata interest in the joint venture's assets and liabilities based upon its ownership interest in Great Lakes.

         Great Lakes had proved reserves of approximately 450 Bcfe as of September 30, 1999, of which 90 percent is natural gas, 4,700 miles of gas gathering and transportation lines and a leasehold position of nearly one million gross acres. The joint venture owns interest in over 1,000 proved drilling locations within existing fields and has a reserve life of 18 years.

INDEPENDENT PRODUCER FINANCE

         Through IPF, Range acquires dollar denominated term overriding royalty interests in properties owned by smaller oil and gas producers. The Company accounts for the acquired term overriding royalty interests as receivables because the funds advanced to a producer for these interests are repaid from an agreed upon share of cash proceeds from the sale of production until the amount advanced plus a specified return is received. Only the interest portion of payments, net of reserves, received from producers is recognized as IPF income. The remaining cash receipts are recorded as a reduction in receivables on the balance sheet and as a return of capital on the statements of cash flows. The portion of the term overriding royalty interests classified as a current asset are those expected to be received as repayments over the next twelve month period. Periodically, the Company reviews IPF's receivables and provides an allowance for uncollectible amounts. During the first nine months of 1999, IPF recorded gross income of $8.5 million and allowances against its portfolio of receivables of $3.0 million. At September 30, 1999 IPF's allowance for uncollectible receivables totaled $16.9 million. During the first nine months of 1999, IPF expenses were comprised of $3.2 million of interest and $1.2 million of administrative expenses.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for oil and gas properties. Exploratory costs are capitalized pending determination of whether the well has found proved reserves. Exploratory costs which result in the discovery of proved reserves and the cost of development wells are capitalized. In the absence of a determination as to whether the reserves found from an exploratory well can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following the completion of drilling. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates per Mcfe were $0.87 and $0.99 in the nine months of 1998 and 1999, respectively. Approximately $75.9 million and $72.5 million of oil and gas properties were classified as unproved properties as of December 31, 1998 and September 30, 1999, respectively.

         The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability at September 30, 1998, the Company recorded provision for impairment of $97.8 million which reduced the carrying value of certain oil and gas properties to what the Company estimates to have been their fair value at that time. The provision for impairment on the oil and gas properties was due to reserve revisions as a result of drilling results and declines in oil and gas prices in 1998. The impairment was determined based on the difference between the carrying amount of the assets and the present value of the future cash flows from proved properties discounted at 10%. Impairment is recognized only if the carrying amount of a property is greater than its expected undiscounted future cash flows. A change in reserve or price estimates could occur which would adversely affect management's estimate of future cash flows and consequently the carrying value of the properties.

         Unproved properties are assessed periodically to determine whether there has been a decline in value. If such decline is indicated, a loss is recognized. The Company compares the carrying value of its unproved properties to the present value of the future cash flows of unproved properties discounted at 10% or considers such other information the Company believes is relevant in evaluating the properties' fair value. Such other information may include the Company's geological assessment of the area or other acreage purchases in the area. The present value of future cash flows from such properties has been adjusted for the Company's assessment of risk related to the unproved properties.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company's gas gathering systems and gas processing plant are in proximity to its principal gas properties. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from four to fifteen years. At September 30, 1999, the Company decided to sell its gas processing plant and certain related assets. See Note (5) - Assets Held For Sale

         The Company receives fees for providing field related services. These fees are recognized as earned. Depreciation is calculated on the straight-line method based on estimated useful lives ranging from one to five years, except buildings which are being depreciated over seven to twenty-five year periods.

SECURITY ISSUANCE COSTS

         Expenses associated with the issuance of the 6% Convertible Subordinated Debentures due 2007, the 8.75% Senior Subordinated Notes due 2007 and the 5 3/4% Trust Convertible Preferred Securities are included in Other Assets on the accompanying balance sheet and are being amortized on the interest method over the term of the securities.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances. Under the sales method, revenue is recognized based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1998 and September 30, 1999 were not material.

COMPREHENSIVE INCOME

         Comprehensive income is defined as changes in stockholders' equity from nonowner sources which includes net income and changes in the fair value of marketable securities. The following is a calculation of comprehensive income for the three and nine month periods ended September 30, 1998 and 1999.

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ------------------------------     ---------------------------------
                                                   1998              1999              1998              1999
                                               --------------    -------------     -------------    ---------------
Net income (loss)..........................      $  (66,907)      $    12,722        $  (65,084)    $      1,654
   Add: Unrealized gain/(loss)
      Gross................................          (2,138)             (806)           (4,087)             685
      Tax effect...........................             802                 -             1,533                -
   Less: Realized gain/(loss)
      Gross................................               -              (357)              (66)            (445)
      Tax effect...........................               -                 -                25                -
                                               --------------    -------------     -------------    ---------------

Comprehensive income (loss)................      $  (68,243)      $    11,559        $  (67,679)     $     1,894
                                               ==============    =============     =============    ===============

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

NATURE OF BUSINESS

         The Company operates in an environment with many financial and operating risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent on its ability to obtain the necessary capital through operating cash flow, borrowings or debt securities.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior period presentation to conform with current period classifications.

(3)      ACQUISITION AND DEVELOPMENT:

         All of the Company's acquisitions have been accounted for as purchases. Purchase prices were allocated to the assets acquired based on estimates of the fair value of such assets and liabilities at the respective acquisition dates. The acquisitions were funded by working capital, advances with bank debt and the issuance of securities.

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

         The Company acquired other properties for an aggregate consideration of $22 million and $2 million during the nine months ended September 30, 1998 and 1999, respectively.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of each period presented. The pro forma operating results include the Great Lakes transaction.

                                               Nine Months Ended September 30,
                                           ----------------------------------------
                                                 1998                   1999
                                           ------------------     ------------------
                                               (In thousands, except per share data)

Revenues............................          $     95,210            $   154,495
Net income (loss)...................               (59,777)                 3,845
Earnings (loss) per share-basic.....                 (2.69)                  0.06
Earnings (loss) per share-diluted...                 (2.69)                  0.06
Total assets........................               936,600                775,785
Stockholders' equity................               234,575                137,090

         The pro forma operating results have been prepared for comparative purposes only. They do not purport to present actual operating results that would have been achieved had the transaction occurred at the beginning of each period presented or to necessarily be indicative of future results.

(4)      IPF RECEIVABLES

         At September 30, 1999, IPF had net receivables of $69.3 million. The receivables result from the purchase of term overriding royalty interests representing an agreed share of revenues from certain properties until the amount invested and a specified rate of return are received. These royalty interests constitute property interests that serve as security for the receivables. The Company has estimated that $11.0 million of receivables will be repaid in the next twelve months and has classified such receivables as current assets. The net outstanding receivables include an allowance for uncollectible receivables of $14.0 million and $16.9 million at December 31, 1998 and September 30, 1999, respectively.

(5)      ASSETS HELD FOR SALE

         At September 30, 1999, assets held for sale consisted of the Company's gas processing plant and associated assets located in the Permian Basin. In connection with the 1999 plan of disposal, the Company determined that the carrying value of the gas processing plant exceeded its fair value. Accordingly, an impairment loss of $21.0 million represents the excess of the carrying value over the fair value.

         Fair value was determined by reference to the present value of the estimated future cash inflows of the gas processing plant. The impairment estimate on the gas processing plant recorded in the third quarter 1999 was based on estimates of future cash flows for the property. Future cash flows include revenues from residue gas, plant liquids and by-products derived from both equity and third party proved natural gas reserves, which are estimated to pass through the plant, direct operating costs and capitalized costs. The Company used estimated future gas prices by referencing ten year future strip prices in the calculation of the plant revenues estimated over the anticipated life of the property. These prices were then adjusted for the effect of the estimated throughput production, subject to existing sales contracts, and are not necessarily indicative of actual prices received by the Company at the date of the impairment charge.

         Operating costs and capitalized costs were estimated based on the Company's historical operating experience. These costs and expenses were adjusted for changes in variable costs attributable to changes in estimated throughput volumes. The impairment estimate was determined based on the difference between the carrying value of the plant and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of property.

         At December 31, 1998, assets held for sale primarily consisted of oil and gas properties located in south Texas and in the Gulf of Mexico. The Company entered into agreements with an independent firm to assist it in selling these assets. The assets were recorded at the lower of cost or estimated market value of the properties as assets held for sale in the current asset section of the Consolidated Balance Sheets.

(6)      INDEBTEDNESS

         The Company had the following debt outstanding as of the dates shown. Interest rates at September 30, 1999 are shown parenthetically (in thousands):

                                                         December 31, September 30,
                                                            1998          1999
                                                          --------      --------
Senior debt
  Credit Facility (7.4%) ...........................      $365,175      $146,600
  Other (6.3%) .....................................         1,887            79
                                                          --------      --------
                                                           367,062       146,679
  Less amounts due within one year .................        55,187            29
                                                          --------      --------

  Senior debt, net .................................      $311,875      $146,650
                                                          ========      ========

Non-recourse debt
  Great Lakes (7.6%) ...............................      $     --      $ 94,139
  IPF (7.5%) .......................................        60,100        52,616
                                                          --------      --------

  Non-recourse debt ................................      $ 60,100      $146,755
                                                          ========      ========

Subordinated notes
  8.75% Senior Subordinated Notes due 2007 .........      $125,000      $125,000
  6% Convertible Subordinated Debentures due 2007 ..        55,000        51,360
                                                          --------      --------

  Subordinated notes ...............................      $180,000      $176,360
                                                          ========      ========

         The Company maintains a $225 million revolving bank facility (the "Credit Facility"). The Credit Facility provides for a borrowing base, which is subject to semi-annual redeterminations. The Credit Facility is secured by the Company's oil and gas properties. At November 10, 1999, the borrowing base on the Credit Facility was $160 million of which $18.0 million was available. The borrowing base is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid and the revolving credit commitment may be reduced, in whole or in part at anytime in certain minimum amounts. The next redetermination occurs on April 1, 2000. If amounts outstanding at April 1, 2000 exceed the redetermined borrowing base, one-half of the excess, if any, must be repaid within 90 days and the remaining excess, if any, must be repaid within 180 days. Any borrowing base in excess of $135 million requires the approval of all lenders. Interest is payable quarterly or as LIBOR notes mature and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending upon the percentage of the borrowing base drawn. It is the Company's policy to extend the term of the Credit Facility annually. The interest rate on the Credit Facility is LIBOR plus between 1.50% and 2.25%, depending upon amounts outstanding. The weighted average interest rates on these borrowings were 6.8% and 7.2% for the three months ended September 30, 1998 and 1999, respectively.

         The Company pro rata consolidates 50% of amounts outstanding under the $275 million revolving bank facility (the "Great Lakes Facility") through its participation in Great Lakes. The Great Lakes Facility is non-recourse to Range. The Great Lakes Facility provides for a borrowing base, which is subject to semi-annual redeterminations. The Great Lakes Facility is secured by the Great Lakes oil and gas properties. At November 10, 1999, the borrowing base on the Great Lakes Facility was $195 million of which $5.7 million was available. Beginning December 1, 1999, the borrowing base reduces by $1 million per month to $190 million at April 1, 2000. The borrowing base is subject to a semi-annual borrowing review on April 1, 2000. The redetermined borrowing base on April 1, 2000 requires the approval of all lenders. Interest is payable quarterly or as LIBOR notes mature and the loan matures in September 2002. The interest rate on the Great Lakes Facility is LIBOR plus between 1.50% and 2.00%, depending upon amounts outstanding. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending upon the percentage of the borrowing base drawn.

         IPF has a $150 million revolving credit facility (the "IPF Facility") through which it finances its activities. The IPF Facility is non-recourse to Range. The IPF Facility matures in July 2001 at which time all amounts owed thereunder are due and payable. The IPF Facility is secured by substantially all of IPF's assets. The borrowing base under the IPF Facility is subject to redeterminations, which occur routinely during the year. On November 10, 1999, the borrowing base on the IPF Facility was $56 million of which $3.4 million was available. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding. Interest expense during the first nine months of 1999 amounted to $3.2 million and is included in IPF expenses on the Consolidated Statements of Operations. A commitment fee is paid quarterly on the average undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.5% for the nine months ended September 30, 1999.

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

         The 6% Convertible Subordinated Debentures Due 2007 (the "Debentures") are convertible into shares of Common Stock at the option of the holder at any time prior to maturity. The Debentures are convertible at a conversion price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually in January and June. The Debentures mature in 2007 and are redeemable beginning on February 1, 2000 at a price of 104% of the face amount and declining 0.5% annually though 2007. The Debentures are unsecured general obligations and are subordinated to all senior indebtedness (as defined), which includes the 8.75% Notes and the Credit Facility. During the nine months of 1999, $3.6 million of Debentures were retired at the option of the holders in exchange for approximately 496,000 shares of Common Stock. An extraordinary gain of $1.2 million was recorded as the Debentures were retired at a discount to their face value.

         The debt agreements contain various covenants relating to net worth, working capital maintenance and financial ratio requirements. The Company is in compliance with these various covenants as of September 30, 1999. Interest paid during the nine months ended September 30, 1998 and 1999 totaled $32.1 million and $36.6 million, respectively. The Company does not capitalized any interest expense.

(7)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under its bank credit facility approximates their fair value as they bear interest at rates indexed to LIBOR. The Company's accounts receivables are concentrated in the oil and gas industry. The Company does not view such a concentration as an unusual credit risk. The Company had allowances for doubtful accounts (excluding IPF) of $.8 million and $1.0 million at December 31, 1998 and September 30, 1999, respectively.

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

         The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                   December 31,                      September 30,
                                                       1998                               1999
                                          -------------------------------    -------------------------------
                                                                  (In thousands)
                                             Book              Fair             Book             Fair
                                             Value            Value             Value            Value
                                         --------------    -------------    --------------   --------------

Cash and equivalents................        $  10,954         $  10,954       $   11,289      $    11,289
Marketable securities...............            2,966             3,258            2,242            3,219
Long-term debt......................         (607,162)         (607,162)        (469,794)        (469,794)
  Commodity swaps.....................          -                    45                -           (6,908)
  Interest rate swaps.................          -                  (361)               -              (13)

         At September 30, 1999, the Company had open contracts for gas and oil price derivative swaps of 36 Bcfe of gas and 800,000 Bbls of oil. The swap contracts are designed to set average NYMEX prices ranging from $1.90 to $3.17 per Mmbtu of gas and fix oil prices ranging from $17.32 to $20.71 per Bbl. While these transactions have no carrying value, the fair value of these and subsequent transactions entered into, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $3.4 million at November 10, 1999. These contracts expire monthly through September 2000. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. Net gains (losses) relating to these derivatives for the nine months ended September 30, 1998 and 1999 approximated $2.8 million and $(6.6) million, respectively.

         Interest rate swap agreements, which are used by the Company in the management of interest rate exposure, are accounted for on the accrual basis. Income and expense resulting from these agreements are recorded in the same category as expense arising from the related liability. Amounts to be paid or received under interest rate swap agreements are recognized as an adjustment to expense in the periods in which they accrue. At September 30, 1999, the Company had $80 million of borrowings subject to four interest rate swap agreements at rates of 5.35%, 4.82%, 5.64% and 5.59% through January 2000, September 2000, October 2000 and October 2001, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on September 30, 1999 was 5.40%. The fair value of the interest rate swap agreements at September 30, 1999 is based upon quotes at that date for equivalent agreements. As discussed in Note 6, the Company's bank facilities are based on LIBOR plus applicable margin (as defined).

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

         In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for money damages. In September 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys' fees and expenses of the plaintiffs' counsel in an amount not to exceed $.3 million. The settlement in principle is subject to court approval and certain other conditions that have not been satisfied.

(9)      EQUITY AND TRUST SECURITIES

         In October 1997, the Company, through a newly-formed affiliate Lomak Financing Trust (the "Trust") completed the issuance of $120 million of 5 3/4% trust convertible preferred securities (the "Convertible Preferred Securities"). The Trust issued 2,400,000 shares of the Convertible Preferred Securities at $50 per share. Each Convertible Preferred Security is convertible at the holder's option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share. During the first nine months of 1999, $2.3 million of Convertible Preferred Securities were retired at the option of the holder in exchange for approximately 202,000 shares of Common Stock. An extraordinary gain of $1.2 million was recorded as the Convertible Preferred Securities were retired at a discount to their face value.

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

         The Company owns all the common securities of the Trust. As such, the accounts of the Trust will be included in Range's consolidated financial statements after appropriate eliminations of intercompany balances. The distributions on the Convertible Preferred Securities will be recorded as a charge to interest expense on Range's consolidated statements of operations, and such distributions are deductible by Range for income tax purposes.

         In November 1995, the Company issued 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred Stock") for $28.8 million. The $2.03 Preferred Stock is convertible into the Company's common stock at a conversion price of $9.50 per share, subject to adjustment in certain events. The $2.03 Preferred Stock is redeemable, at the option of the Company, at a price of $26.25 per share beginning November 1, 1998, declining $0.25 per share annually through 2003. At the option of the Company, the $2.03 Preferred Stock is exchangeable for the Company's 8-1/8% Convertible Subordinated Notes due 2005. The notes would be subject to the same redemption and conversion terms as the $2.03 Preferred Stock.

(10)     STOCK OPTION AND PURCHASE PLAN

         The Company has four stock option plans, one stock incentive plan, as well as a stock purchase plan. Two of the stock option plans were adopted as a result of the Merger. Information with respect to these stock option plans is summarized as follows:

                                                                           Plans Adopted Via
                                                                              the Merger
                                         1999                            ----------------------
                                      Incentive   Option    Director's   Option    Director's
                                        Plan       Plan        Plan       Plan        Plan       Total
                                      ---------- ---------- ----------- ---------- ----------- ----------

Outstanding at December 31, 1998              -  2,042,757    140,000     938,976      19,340  3,141,073
Granted........................          60,000   904,150      40,000                       -  1,004,150
Exercised......................               -         -           -   (374,264)           -  (374,264)
Expired/Cancelled..............               -  (426,871)    (12,000)   (12,833)           -  (451,704)
                                      ---------- ---------- ----------  ---------- ----------- ---------
Outstanding at September 30, 1999        60,000  2,520,036    168,000     551,879      19,340  3,319,255
                                      ========== ========== =========== ========== =========== ==========

         In May 1999, the shareholders approved the Company's 1999 Stock Incentive Plan (the "Incentive Plan") providing for the issuance of up to 1.4 million shares of common stock. The Incentive Plan is administered by the Compensation Committee of the Board. All options issued under the Incentive Plan vest 25% per year beginning one year after the grant date and expire 10 years from date of grant. During the nine months ended September 30, 1999, 60,000 options were granted, none of which were exercisable.

         Range maintains the 1989 stock option plan ("Option Plan") which authorized the grant of options of up to 3.0 million shares of Common Stock, however, no new options will be granted under this plan. Under the Option Plan, incentive and non-qualified options have been issued to officers, employees and consultants. The Option Plan is administered by the Compensation Committee of the Board. All options issued under the Option Plan before September 1998 vest 30% after one year, 60% after two years and 100% after three years and expire 5 years from date of grant. Options issued after September 1998 vest 25% per year beginning one year after the grant date and expire 10 years from date of grant. During the nine months ended September 30, 1999, no options were exercised.
At September 30, 1999, 972,216 options were exercisable at prices ranging from $3.375 to $18.00 per share.

         In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the "Directors Plan"). Only Directors who are not employees of the Company are eligible under the Directors Plan. The Directors Plan covers a maximum of 200,000 shares. At September 30, 1999, 92,800 options were exercisable at prices ranging from $8.00 to $16.875 per share.

         In connection with the Merger, Range adopted the Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Domain Option Plan") and the Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors (the "Domain Director Plan"). Subsequent to the Merger, no new options will be granted under the Domain Option and Director Plans and existing options are exercisable into shares of Range Common Stock. During the first nine months ended September 30, 1999 options covering 356,812 shares were exercised at $0.01 per share and 17,452 shares were exercised at $3.46 per share. At September 30, 1999, 440,174 options were currently exercisable under the Domain Option Plan at $3.46 per share. The remaining 111,705 options have an exercise price of $0.01 per share.

At September 30, 1999, options totaling 19,340 shares were outstanding and exercisable under the Domain Director Plan at $11.17 per share.

         In June 1997, the stockholders approved the 1997 Stock Purchase Plan (the "1997 Plan") which authorizes the sale of up to 900,000 shares of common stock to officers, directors, key employees and consultants. Under the 1997 Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Through September 30, 1999, no rights had been granted for less than 75% of market value. The Company previously had stock purchase plans which covered 833,333 shares. The previous stock purchase plans have been terminated. The 1997 Plan is administered by the Compensation Committee of the Board. From inception through September 30, 1999, a total of 499,897 registered shares had been sold through stock purchase plans, for a total consideration of approximately $2.9 million.

(11)     BENEFIT PLAN

         The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to make contributions on a pre-tax salary reduction basis. The Company makes discretionary contributions to the Plan. Company contributions for 1998 totaled $0.7 million of Common Stock, valued at market on date of contribution.

(12)     INCOME TAXES

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

         The income tax provisions for the nine month periods ended September 30, 1998 and 1999 were $(34.7) million and $1.6 million, respectively. The current portion of the income tax provisions represent state income taxes currently payable. Statement 109 requires a valuation allowance be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance for the full amount of the net deferred tax asset was recorded due to the uncertainties as to the amount of taxable income that would be generated in future years. The Company established a valuation allowance of $25 million at December 31, 1998 and increased the allowance to $29 million at September 30, 1999. Upon future realization of the deferred tax asset, $29 million of the valuation allowance will reduce the Company's future income tax expense.

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

         At December 31, 1998, the Company had available for federal income tax reporting purposes net operating loss carryovers of approximately $131 million that are subject to annual limitations as to their utilization and otherwise expire between 1999 and 2013, if unused. The Company has alternative minimum tax net operating loss carryovers of $116 million that are subject to annual limitations as to their utilization and otherwise expire from 1999 to 2013 if unused. The Company has statutory depletion carryover of approximately $4 million and an alternative minimum tax credit carryover of approximately $.9 million. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitation or expiration.

 (13)    EARNINGS PER COMMON SHARE

         The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution (in thousands):

                                                              Three months ended               Nine months ended
                                                                September 30,                    September 30,
                                                         -----------------------------    -----------------------------
                                                            1998            1999             1998            1999
                                                       --------------- ---------------  --------------- ---------------
Numerator:
    Net Income .................................         $  (66,907)    $    12,722        $  (65,084)    $     1,654
    Preferred stock dividends...................               (584)           (584)           (1,751)         (1,751)
                                                        --------------  --------------   --------------  --------------
    Numerator for earnings per common share.....            (67,491)         12,138           (66,835)            (97)

    Effect of dilutive securities:
      Preferred stock dividends.................                    -             -                  -              -
                                                        --------------  --------------   --------------  --------------

      Numerator for earnings per common
      Share - assuming dilution.................         $  (67,491)    $    12,138        $  (66,835)        $   (97)
                                                        ==============  ==============   ==============  ==============

Denominator:
    Denominator for basic earnings per common
      Share - weighted average shares...........             26,243          37,477            22,857          36,745

    Effect of dilutive securities:
      Employee stock options....................                385               -               469               -
      Warrants..................................                  -               -                 -               -
                                                        --------------  --------------   --------------  --------------
                                                                385               -               469               -
                                                        --------------  --------------   --------------  --------------
    Dilutive potential common shares
      Denominator for diluted earnings per share
      Adjusted weighted-average shares and
      Assumed conversions.......................             26,628          37,477            23,326          36,745
                                                        ==============  ==============   ==============  ==============

  Earnings (loss) per common share................          $ (2.57)         $ 0.33            $ (2.92)    $       0.00
                                                        ==============  ==============   ==============  ==============

  Earnings (loss) per common
        Share - assuming dilution.................         $ (2.57)         $ 0.33            $ (2.92)    $       0.00
                                                        ==============  ==============   ==============  ==============

         For additional disclosure regarding the Debentures and the $2.03 Preferred Stock, see Notes 6 and 9, respectively. The Debentures were outstanding during 1998 and 1999 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of common shares and, therefore, the effect would be antidilutive. The $2.03 Preferred Stock was outstanding during 1998 and 1999 and was convertible into 3,026,316 of additional shares of common stock. The 3,026,316 additional shares were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were employee stock options outstanding during the first nine months of 1998 and 1999 which were exercisable, resulting in 1,051,370 and 1,683,936 additional shares, respectively, under the treasury method of accounting for common stock equivalents. These additional shares were not included in the first nine months 1999 computations of diluted earnings per share because the effect was antidilutive.

(14)     MAJOR CUSTOMERS

         The Company markets its oil and gas production on a competitive basis. The type of contract under which gas production is sold varies but can generally be grouped into three categories: (a) life-of-the-well; (b) long-term (1 year or longer); and (c) short-term contracts which may have a primary term of one year, but which are cancelable at either party's discretion in 30-120 days. Approximately 89% of gas production is currently sold under market sensitive contracts, which do not contain floor price provisions. For the nine months ended September 30, 1999, no one customer accounted for 10% or more of total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on operations. Oil is sold on a basis such that the purchaser can be changed on 30 days notice. The price received is generally equal to a posted price set by the major purchasers in the area. Oil is sold on a basis of price and service.

(15)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to oil and gas activities (in thousands):

                                                                  December 31,        September 30,
                                                                      1998                1999
                                                                -----------------    ----------------
                                                                                       (unaudited)
Oil and gas properties:
    Proved properties..................................         $       859,911     $        854,090
    Unproved properties................................                  75,911               72,454
                                                                -----------------    ----------------
        Total..........................................                 935,822              926,544
    Accumulated depletion and impairment...............                (273,723)            (322,684)
                                                                -----------------    ----------------

        Net oil and gas properties.....................         $        662,099     $       603,860
                                                                =================    ================

                                                                                       Nine Months
                                                                   Year Ended             Ended
                                                                  December 31,        September 30,
                                                                      1998                1999
                                                                -----------------    ----------------
                                                                                       (unaudited)
Costs incurred:
    Acquisition........................................         $        286,974     $         2,084
    Development........................................                   71,793              20,074
    Exploration........................................                    9,756               2,438
                                                                -----------------    ----------------

        Total costs incurred...........................         $        368,523      $       24,596
                                                                =================    ================

(16)      INVESTMENT IN GREAT LAKES

         As described in Note 2, the Company has a 50% ownership interest in Great Lakes. At September 30, 1999, the Company pro rata consolidated its interest in the joint venture's assets and liabilities based upon its ownership interest in Great Lakes. No operations for Great Lakes are reflected in the Company's Statements of Operations due to the fact that the joint venture was completed on September 30, 1999. The following table summarizes the financial information for 100% of Great Lakes (in thousands).

                                                                    September 30,
                                                                         1999
                                                                   -----------------
                                                                     (unaudited)
Current assets............................................              $  2,708
Oil and gas properties, net...............................               288,941
Transportation, processing and field assets, net..........                39,710
Other assets..............................................                 2,166
Current liabilities.......................................                 5,003
Long-term debt............................................               188,277
Net equity................................................               140,245

(17)     GAIN ON SALE

         In September 1999, Range transferred all of its Appalachian oil and gas properties and associated gas gathering and transportation systems to Great Lakes in exchange for a non-controlling ownership interest. Additionally, the Company contributed $188.3 million of indebtedness to Great Lakes. The Great Lakes partners have no commitment to support the operations or related obligations of Great Lakes. In connection with the transfer, Range recognized a gain of $41.0 million, which was attributable to the portion of the net assets conveyed to Great Lakes. The gain was calculated by comparing the Company's estimate of the fair market value of the assets and liabilities conveyed to their net book value.

         The estimated fair market value of oil and gas properties was based upon future net cash flows from the assets discounted 10% at September 30, 1999. The present value of future cash flows from such properties has been adjusted for the Company's assessment of risk related to the properties. For purposes of determining the fair market value of oil and gas properties, risk factors ranging from 20% to 60% were used depending on the nature of the reserve category. The Company assumed NYMEX prices of $19.00 per barrel of oil and $2.65 per mcf of gas for purposes of calculating future net cash flows. Prices were escalated 2.5% annually, with oil capped at the price of $30.00 per barrel and gas capped at the price of $5.00 per mcf. These prices were then adjusted for the effect of the Company's production subject to existing sales contracts, and are not necessarily indicative of actual prices received by the Company at the dates of the impairment charges. Severance taxes, direct operating costs and capitalized costs were estimated based on the Company's historical operating experience. These costs and expenses were escalated at 2.5% per year. These prices and costs were applied to production profiles developed by the Company's engineers using estimates of proved reserves and unproved reserves. The estimated fair market value of other assets contributed to Great Lakes was determined by an internally generated cash flow model which was developed to determine the future revenues and costs associated with these activities, discounted 10% annually. These discounted cash flows were risked individually at rates ranging between 30% and 60%.

         During the nine months ended September 30, 1999, the Company sold various non-strategic properties. A net loss in the amount of $1.8 million was recognized on the sale of these properties due to their net book value being greater than proceeds received upon their sale.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

General

         During the nine months ended September 30, 1999, the Company spent approximately $24.6 million on acquisition, development and exploration activities. At September 30, 1999, the Company had $14.5 million in cash and marketable securities and total assets of $776 million. At that date working capital was $29.6 million. During the first nine months of 1999, total debt decreased $137.4 million. At September 30, 1999, debt to total book capitalization was 65%.

         Long-term debt at September 30, 1999 included $147 million of borrowings under the Credit Facility, $94 million under the non-recourse Great Lakes Facility, $53 million under the non-recourse IPF Facility, $125 million of 8.75% Senior Subordinated Notes and $51 million of 6% Convertible Subordinated Debentures. The Company's exposure to its recourse Credit Facility was reduced 60% from $365 million at December 31, 1998 to $147 million at September 30, 1999. Including the debt exchanges noted below, total debt fell from $607.2 million at December 31, 1998 to $469.8 million at September 30, 1999.

                  During 1999, Range exchanged $2.3 million of Convertible Preferred Securities and $3.6 million of Debentures for approximately 698,000 shares of Common Stock. In connection with the exchange a $2.4 million extraordinary gain was recorded as the Convertible Preferred securities and Debentures were retired at a discount to their face value.

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

         In September 1999, the Company elected to pursue the sale of its gas processing plant and associated assets located in the Permian Basin. At September 30, 1999, the Company classified these assets as held for sale. In that connection, the Company determined that the carrying value of the plant exceeded its fair value. Accordingly, an impairment loss of $21.0 million was recorded which represented the excess of the carrying value over the estimated fair value.

         Fair value of the gas processing plant was estimated by reference to the present value of the estimated future cash inflows of the gas processing plant. The impairment estimate on the gas processing plant recorded in the third quarter 1999 was based on estimates of future cash flows for the property. Future cash flows include revenues from residue gas, plant liquids and by-products derived from both equity and third party proved natural gas reserves, which are estimated to pass through the plant, direct operating costs and capitalized costs. The Company used an estimated future gas prices by referencing ten year future strip prices in the calculation of the plant revenues estimated over the anticipated life of the property. These prices were then adjusted for the effect of the estimated throughput production, subject to existing sales contracts, and are not necessarily indicative of actual prices received by the Company at the date of the impairment charge.

Cash Flow

         The Company's principal operating sources of cash include sales of oil and gas, revenues from transportation, processing and marketing and IPF revenues. The Company's cash flow is highly dependent upon oil and gas prices. Decreases in the market price of oil and gas in late 1998 reduced cash flow and resulted in the reduction of the borrowing base under the Credit Facility. As a result, the Company reduced its development and exploration budget to $38 million in 1999. For the first nine months of 1999, the Company spent approximately $22.5 million on these activities. The 1999 expenditures have been funded primarily by internally generated cash flow.

         The Company's net cash provided by operations for the nine months ended September 30, 1998 and 1999 was $35.8 million and $25.9 million, respectively. The decrease in the Company's cash flow from operations is attributed primarily to decreases in oil and gas prices and increased interest on amounts outstanding under the Credit Facility.

         The Company's net cash provided by (used in) investing for the nine months ended September 30, 1998 and 1999 was $(160.5) million and $110.0 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties through the Company's investment in Great Lakes, acquisitions and development, proceeds on sale of assets, IPF investments and, to a lesser extent, exploration and additions of field assets. Cash flows from investing in 1999 also included the Company's investment in Great Lakes. These uses of cash have historically been partially offset by cash inflows associated with asset sales and IPF return of capital. The Company's acquisition, drilling and IPF activities have been financed through a combination of operating cash flow, bank borrowings and capital raised through equity and debt offerings.

         The Company's net cash provided by (used in) financing for the nine months ended September 30, 1998 and 1999 was $124.7 million and $(135.6) million, respectively. Sources of financing used by the Company during the most recent nine month period were borrowings under its Credit Facilities. The Company decreased its debt borrowings by $133.7 million during the period primarily due to the conveyance of debt to Great Lakes.

Capital Requirements

         During the nine months ended September 30, 1999, $22.5 million and of costs were incurred for development and exploration activities. In an effort to reduce outstanding debt, the Company reduced its 1999 exploration and development capital budget to $38 million. The development and exploration activities are highly discretionary and in 1999 have been reduced to levels below internally generated cash flow. The remaining cash flow has been available for debt repayment. The Company does not expect any additional material capital expenditures outside its normal operations over the next 12 month period.

Bank Facilities

         The Company maintains a $225 million revolving bank facility (the "Credit Facility"). The Credit Facility provides for a borrowing base, which is subject to semi-annual redeterminations. The Credit Facility is secured by the Company's oil and gas properties. At November 10, 1999, the borrowing base on the Credit Facility was $160 million of which $18.0 million was available to be drawn. The borrowing base is subject to semi-annual determination and certain other redeterminations based upon a variety of factors, including the discounted present value of estimated future net cash flow from oil and gas production. At the Company's option, loans may be prepaid and the revolving credit commitment may be reduced, in whole or in part at anytime in certain minimum amounts. The next redetermination occurs on April 1, 2000. If amounts outstanding at April 1, 2000 exceed the redetermined borrowing base, one-half of the excess, if any, must be repaid within 90 days and the remaining excess, if any, must be repaid within 180 days. Any borrowing base in excess of $135 million requires the approval of all lenders. Interest is payable quarterly or as LIBOR notes mature and the loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending upon the percentage of the borrowing base drawn. It is the Company's policy to extend the term period of the Credit

Facility annually. The interest rate on the Credit Facility is LIBOR plus between 1.50% and 2.25%, depending upon amounts outstanding. The weighted average interest rates on these borrowings were 6.8% and 7.2% for the three months ended September 30, 1998 and 1999, respectively.

         The Company pro rata consolidates 50% of amounts outstanding under the $275 million revolving bank facility (the "Great Lakes Facility") through its participation in Great Lakes. The Great Lakes Facility is non-recourse to Range. The Great Lakes Facility provides for a borrowing base, which is subject to semi-annual redeterminations. The Great Lakes Facility is secured by the Great Lakes oil and gas properties. At November 10, 1999, the borrowing base on the Great Lakes Facility was $195 million of which $5.7 million was available to be drawn. Beginning December 1, 1999, the borrowing base reduces $1 million per month to $190 million at April 1, 2000. The borrowing base is subject to a semi-annual borrowing review on April 1, 2000. The redetermined borrowing base on April 1, 2000 requires the approval of all lenders. Interest is payable quarterly or as LIBOR notes mature and the loan matures in September 2002. The interest rate on the Great Lakes Facility is LIBOR plus between 1.50% and 2.00%, depending upon amounts outstanding. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending upon the percentage of the borrowing base drawn.

         IPF has a $150 million revolving credit facility (the "IPF Facility") through which it finances its activities. The IPF Facility is non-recourse to Range. The IPF Facility matures in July 2001 at which time all amounts owed thereunder are due and payable. The IPF Facility is secured by substantially all of IPF's assets. The borrowing base under the IPF Facility is subject to redeterminations, which occur routinely during the year. On November 10, 1999, the borrowing base on the IPF Facility was $56 million of which $3.4 million was available to be drawn. The IPF Facility bears interest at prime rate or interest at LIBOR plus a margin of 1.75% to 2.25% per annum depending on the total amount outstanding. Interest expense during the first nine months of 1999 amounted to $3.2 million and is included in IPF expenses on the Consolidated Statements of Operations. A commitment fee is paid quarterly on the average undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.5% for the nine months ended September 30, 1999.

Hedging Activities

         Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. At September 30, 1999, the Company had open hedges for natural gas of 36 Bcf and oil swaps of 800,000 barrels. While these transactions have no carrying value, the fair value of these and subsequent transactions entered into, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $3.4 million at November 10, 1999. The gas contracts are at prices ranging from $1.90 to $3.17 per Mmbtu and the oil contracts range from $17.32 to $22.95 per Bbl. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. The resulting transaction gains and losses are determined monthly and are included in the period the hedged production or inventory is sold. Net gains (losses) relating to these derivatives for the nine months ended September 30, 1998 and 1999, approximated $2.8 million and $(6.6) million respectively.

Interest Rate Risk

         At September 30, 1999, Range had debt outstanding of $469.8 million. Of this amount, $176.4 million, or 38% bears interest at fixed rates averaging 7.9%. The remaining $293.4 million of debt outstanding at September 30, 1999 bears interest at floating rates which averaged 7.6%. The terms of the credit facilities in place allow interest rates to be fixed at Range's option for periods of between 30 and 180 days. At September 30, 1999, the Company had $80 million of borrowings subject to four interest rate swap agreements at rates of 5.35%, 4.82%, 5.64% and 5.59% through January 2000, September 2000, October 2000 and October 2001, respectively. The interest rate swaps may be extended at the counterparties' option for two years. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and require the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on September 30, 1999 was 5.40%. A 10% increase in short-term interest rates on the floating-rate debt outstanding at the end of 1998 would equal approximately 76 basis points. Such an increase in interest rates would increase Range's nine month 1999 interest expense by approximately $1.7 million, assuming borrowed amounts remain outstanding.

         The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and gas prices. Oil and gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. During the first nine months of 1999, the Company received an average of $13.97 per barrel of oil, an increase of 13% from the comparable 1998 period, and $2.01 per Mcf of gas, a decrease of 17% from the comparable 1998 period. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect during the first nine months of 1999.

RESULTS OF OPERATIONS

Comparison of 1999 to 1998

         The Company reported net income for the three months ended September 30, 1999 of $12.7 million compared to net loss of $66.9 million in the third quarter of 1998. Production volumes increased 7% from 165,760 Mcfe/d in 1998 to 177,816 Mcfe/d in 1999. The average price received on an equivalent unit basis increased 8% from $2.13 per Mcfe in 1998 to $2.29 per Mcfe in 1999. The average oil price increased 38% to $16.21 per barrel while average gas prices decreased 2% to $2.18 per Mcf. As a result of the Company's larger base of producing properties and production, oil and gas production expenses increased 10% to $11.0 million in 1999 versus $10.0 million in 1998. The average operating cost per Mcfe of production increased 2% from $0.66 in the third quarter of 1998 to $0.67 in 1999 due to higher production taxes.

         Transportation, processing and marketing net revenues increased 25% to $2.1 million versus $1.7 million in 1998. IPF net income consists of the interest portion of the term overriding royalty interest and is net an allowance for possible uncollectable accounts. During the third quarter of 1999, IPF expense included $1.0 million of interest and $0.4 million of administrative expense.

         General and administrative expenses decreased 7% from $2.4 million in 1998 to $2.2 million in 1999. General and administrative cost per Mcfe produced decreased 13% from $0.16 in 1998 to $0.14 in 1999. Exploration expense decreased from $2.0 million to $.4 million due to the farming out of projects in exchange for carried interests and decreased expenditures resulting from a reduced capital expenditure budget.

         Gain on sale relates to the net excess of proceeds received on the sale of properties over their book value. The increase in gain on sale of $39.1 million over that in the third quarter 1998 primarily due to the $41 million proportional gain recognized on the Great Lakes transaction (See Note (17) - Gain on Sale).

         Interest and other income remained relatively constant compared to the same 1998 period. Interest and other income is primarily comprised of interest on bank deposits. In 1999 interest expense increased 10% to $12.1 million as compared to $11.0 million in 1998. The increase was primarily a result of the higher average outstanding debt balance during the year due to the financing of acquisitions and capital expenditures and a higher average cost of borrowing. The average outstanding balances on the Credit Facility were $240 million and $363 million and the nine months ended September 30, 1998 and 1999, respectively. The weighted average interest rate on these borrowings was 6.7% and 7.0% for the nine month periods ended September 30, 1998 and 1999, respectively.

         Depletion, depreciation and amortization increased 28% compared to 1998 as a result of increased production volumes. The Company's depletion rate was $0.84 per Mcfe in the third quarter of 1998 versus $1.02 per Mcfe in the third quarter of 1999. In the third quarter of 1999, the Company recognized a $21 million impairment on a gas processing plant and related assets located in the Permian Basin. The Company has decided to sell the plant and related assets and the net book value of these assets is classified as a current asset at September 30, 1999 on the Consolidated Balances Sheets (See Note (5) Assets Held For
Sale).

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

         Assessment of the information technology ("IT") and non-IT systems has been completed. The term "IT systems" include personal computers, accounting/data processing software and other miscellaneous systems. Range's computerized accounting / production / land system was upgraded and tested to be Year 2000 compliant. The Company's personal computer systems are also Year 2000 compliant.

         The non-IT systems include operational and control equipment with embedded chip technology that is utilized in the offices and field operations. The systems were reviewed as part of the Year 2000 Plan. Most of the wells are operated by non-computerized equipment. The potentially affected areas are the gas processing plant in the Midland Basin, telemetry that controls approximately 10% of the wells and portable metering devices which are used on less than 2% of the wells. As of September 30, 1999, Range has completed the remediation of all known Year 2000 problems associated with non-IT systems.

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

         The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. Range has conducted a comprehensive analysis of the financial and operational problems that would be reasonably likely to result from failure by Range and significant third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Business contingency plans for mission critical systems have been developed to deal with misrepresentations by equipment manufacturers and the inability of purchasers or partners to conduct normal operations.

         The total costs for the Year 2000 Project is not expected to be in excess of $180,000. Of this amount, approximately $150,000 had been incurred as of September 30, 1999.

         Range presently does not expect to experience significant operational problems due to the Year 2000 issues. However, if all Year 2000 issues are not properly identified, assessed, remediated and tested, there can be no assurance that the Year 2000 issue will not materially impact Range's results of operations or adversely affect its relationship with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material impact on Range's systems or results of operations.

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

         In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for money damages. On September 3, 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys' fees and expenses of the plaintiffs' counsel in an amount not to exceed $.3 million. The settlement in principle is subject to court approval and certain other conditions that have not been satisfied.


Items 2 - 5.      Not applicable



Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

          10.1 $225,000,000 Amended and Restated Credit Agreement among Range Resources Corporation, as Borrower, The Lenders from Time to Time Parties Hereto, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent dated September 30, 1999.

          10.2 Credit Agreement Among Great Lakes Energy Partners, L.L.C., as Borrower and Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as Syndication Agent, Bankers Trust Company, as Documentation Agent, The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Managing Agents Banc One Capital Markets, Inc., as Co-Lead Arranger and Chase Securities Inc., as Co-Lead Arranger, as dated September 30, 1999.

         27       Financial data schedule

         (b)  Reports on Form 8-K

                  Current Report on Form 8-K, dated October 15, 1999 regarding the Great Lakes transaction.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 RANGE RESOURCES CORPORATION



                                                 By:  (Thomas  W. Stoelk)
                                                    ---------------------------
                                                      Thomas W. Stoelk
                                                      Senior Vice President
                                                      Finance & Administration
                                                      Chief Financial Officer



November 15, 1999

                                 EXHIBIT INDEX


    Exhibit Number                       Description of Exhibit
-----------------------    ----------------------------------------------------

         10.1 $225,000,000 Amended and Restated Credit Agreement among Range Resources Corporation, as Borrower, The Lenders from Time to Time Parties Hereto, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent dated September 30, 1999.

          10.2 Credit Agreement Among Great Lakes Energy Partners, L.L.C., as Borrower and Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as Syndication Agent, Bankers Trust Company, as Documentation Agent, The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Managing Agents Banc One Capital Markets, Inc., as Co-Lead Arranger and Chase Securities Inc., as Co-Lead Arranger, as dated September 30, 1999.

          27               Financial data schedule