Form 10-Q
period 2000-03-31
RANGE RESOURCES CORP
filed 2000-05-09
CIK 315852

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) ORGANIZATION AND NATURE OF BUSINESS
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(3) ACQUISITIONS
(4) IPF RECEIVABLES
(5) ASSETS HELD FOR SALE
(6) INDEBTEDNESS
(7) FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:
(8) COMMITMENTS AND CONTINGENCIES
(9) EQUITY AND TRUST SECURITIES
(10) STOCK OPTION AND PURCHASE PLANS
(11) BENEFIT PLAN
(12) INCOME TAXES
(13) EARNINGS PER COMMON SHARE
(14) MAJOR CUSTOMERS
(15) OIL AND GAS ACTIVITIES
(16) INVESTMENT IN GREAT LAKES
(17) EXTRAORDINARY ITEM
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GLOSSARY
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from ______ to ________

Commission File Number 0-9592

RANGE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	34-1312571 (I.R.S. Employer Identification No.)

500 Throckmorton Street, Ft. Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

Registrant’s telephone number, including area code: (817) 870-2601

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X        No ___

40,008,071 Common Shares were outstanding on May 1, 2000.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

      The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1999 Form 10-K filing. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations.

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	March 31,
	1999	2000

		(unaudited)
Assets

Current assets Cash and equivalents	$12,937	$4,122

Accounts receivable	21,646	21,289

IPF receivables (Note 4)	12,500	14,224

Marketable securities	2,145	1,430

Assets held for sale (Note 5)	19,660	19,660

Inventory and other	4,051	5,537

	72,939	66,262

IPF receivables, net (Note 4)	52,913	46,934

Oil and gas properties, successful efforts method	978,919	982,483

Accumulated depletion	(383,622)	(399,247)

	595,297	583,236

Transportation, processing and field assets	33,777	33,868

Accumulated depreciation	(10,572)	(10,715)

	23,205	23,153

Other	8,015	7,629

	$752,368	$727,214

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$23,925	$14,375

Accrued liabilities	16,074	13,618

Accrued interest	8,635	4,874

Current portion of debt (Note 6)	5,014	7,014

	53,648	39,881

Senior debt (Note 6)	135,000	135,000

Non-recourse debt (Note 6)	142,520	130,619

Subordinated notes (Note 6)	176,360	176,060

Commitments and contingencies (Note 8)

Company-obligated preferred securities of subsidiary trust (Note 9)	117,669	111,490

Stockholders’ equity (Notes 9 and 10)

Preferred stock, $1 Par, 10,000,000 shares authorized, $2.03 convertible preferred 1,149,840 and 1,025,075 issued and outstanding (liquidation preference $28,746,000 and $25,627,000)	1,150	1,025

Common stock, $.01 par, 50,000,000 shares authorized, 37,901,789 and 39,882,402 issued	379	399

Capital in excess of par value	340,279	343,613

Retained earnings (deficit)	(214,630)	(210,869)

Other comprehensive income (loss)	(7)	(4)

	127,171	134,164

	$752,368	$727,214

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31,

	1999	2000

	(unaudited)
Revenues

Oil and gas sales	$33,799	$38,969

Transportation and processing	1,843	1,994

IPF income, net	1,373	1,926

Interest and other	938	(50)

	37,953	42,839

Expenses

Direct operating	11,269	9,248

IPF expense	1,502	1,257

Exploration	930	878

General and administrative	1,883	2,265

Interest	12,100	10,337

Depletion, depreciation and amortization	19,130	18,106

	46,814	42,091

Income (loss) before taxes	(8,861)	748

Income taxes

Current	120	—

Deferred	—	—

	120	—

Income (loss) before extraordinary item	(8,981)	748

Extraordinary item

Gain on retirement of securities (Note 17)	—	3,533

Net income (loss)	$(8,981)	$4,281

Comprehensive income (loss) (Note 2)	$(8,406)	$4,287

Earnings (loss) per common share before extraordinary item: (Note 13)

Basic and Dilutive	$(0.26)	$.03

Earnings (loss) per common share after extraordinary item: (Note 13)

Basic and Dilutive	$(0.26)	$.12

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	1999	2000

	(unaudited)
Cash flows from operations:

Net income (loss)	$(8,981)	$4,281

Adjustments to reconcile net income (loss) to net cash provided by operations:

Depletion, depreciation and amortization	19,130	18,106

Amortization of deferred offering costs	305	425

Changes in working capital net of effects of acquired businesses:

Accounts receivable	4,204	357

Inventory and other	(1,144)	(1,505)

Accounts payable	(7,011)	(9,711)

Accrued liabilities	(5,380)	(5,993)

Gain on conversion of securities	—	(3,533)

(Gain) or loss on sale of assets and other	(690)	307

Net cash provided by operations	433	2,734

Cash flows from investing:

Oil and gas properties	(7,994)	(6,019)

Additions to property and equipment	227	(113)

IPF investments of capital	(943)	(969)

IPF repayments of capital	3,441	4,614

Proceeds on sale of assets	1,791	1,094

Net cash provided by (used in) investing	(3,478)	(1,393)

Cash flows from financing:

Proceeds from indebtedness	5,864	4,000

Repayments of indebtedness	(282)	(13,901)

Preferred stock dividends	(584)	(520)

Common stock dividends	(362)	—

Proceeds from common stock issuance, net	90	267

Repurchase of common stock	(22)	(2)

Net cash provided by (used in) financing	4,704	(10,156)

Change in cash	1,659	(8,815)

Cash and equivalents at beginning of period	10,954	12,937

Cash and equivalents at end of period	$12,613	$4,122

Supplemental disclosures of non-cash investing and Financing activities:

Purchase of property and equipment financed with common stock	—	—

Common stock issued in connection with benefit plans	$70	$82

Common stock exchanged for convertible securities	—	2,812

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF BUSINESS

      Range Resources Corporation (“Range” or the “Company”) is an independent oil and gas company engaged in development, exploration and acquisition primarily in the Southwest, Gulf Coast and Appalachian regions of the United States. In addition, the Company provides financing to smaller oil and gas producers through IPF, a wholly-owned subsidiary, by purchasing term overriding royalty interests in their properties. Historically, the Company has sought to increase its reserves and production primarily through acquisitions and development drilling. In pursuing this strategy, the Company has focused on selected geographic areas, establishing operating, technical and acquisition expertise in each.

      In August 1998, the Company acquired Domain Energy Corporation (“Domain”) for $50.5 million in cash and 13.6 million shares of Common Stock. In September 1999, Range and FirstEnergy Corp. (“FirstEnergy”) each contributed their Appalachia oil and gas properties and gas transportation systems to Great Lakes Energy Partners LLC (“Great Lakes”). To equalize their ownership in the venture, Great Lakes assumed $188.3 million of indebtedness from Range and FirstEnergy contributed $2.0 million of cash. Great Lakes expects to increase its production and reserves through further development of existing fields, exploitation of deeper formations and pursuing acquisition opportunities in Appalachia.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying financial statements include the accounts of the Company, all majority owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of partnerships and joint ventures in which it owns an interest. Liquid investments with a maturity of ninety days or less are considered cash equivalents.

Revenue Recognition

      The Company recognizes revenues from the sale of its products and services in the period they are delivered. Revenues are recognized at IPF in the period received.

Marketable Securities

      The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” pursuant to which debt and marketable equity securities are classified in three categories: trading, available-for-sale, or held to maturity. The Company’s equity securities qualify as available-for-sale. Such securities are recorded at fair value and unrealized gains and losses are reflected in Stockholders’ Equity and as a component of comprehensive income. A decline in the market value of a security below cost that is deemed other than temporary is charged to earnings and reflected in the book value of the security. Realized gains and losses are determined on the specific identification method and reflected in income.

Great Lakes

      As described above, the Company contributed its Appalachia oil and gas assets to Great Lakes in September 1999, retaining a 50% interest in the venture. Great Lakes’ proved reserves, 84% of which are natural gas, approximated 440 Bcfe at December 31, 1999. In addition, Great Lakes owns 4,700 miles of gas gathering and transportation lines and a leasehold position of nearly one million gross acres. To date, the joint venture has identified over 1,400 proved drilling locations in which it owns interests within its existing fields and it has a reserve life index of 17.8 years. The Company consolidates its pro rata interest in the joint venture’s assets and liabilities based on its 50% ownership in Great Lakes.

Independent Producer Finance

      IPF acquires dollar denominated term overriding royalties in oil and gas properties from smaller producers. These royalties are accounted for as receivables because the investment is recovered from an agreed upon share of revenues until the amount advanced plus a specified return is received. The portion of payments received relating to the return is recognized as income, remaining receipts reduce receivables on the balance sheet and are reported as a return of capital on the statement of cash flows. Receivables classified as current are those expected to be received within twelve months. Periodically, IPF’s receivables are reviewed and a provision for amounts believed uncollectible is reserved. At March 31, 2000, the allowance for uncollectible receivables totaled $17.9 million. During the quarter ended March 31, 2000, IPF expenses were comprised of $0.3 million of general and administrative costs and $1.0 million of interest. During the 1999 period, IPF expenses were comprised of $0.4 million of general and administrative costs and $1.1 million of interest. IPF recorded allowances of $1.5 million and $0.6 million against its revenues from its portfolio of receivables in the first quarters of 1999 and 2000, respectively.

Oil and Gas Properties

      The Company follows the successful efforts method of accounting for its oil and gas properties. Exploratory costs are capitalized pending determination of whether a well is successful. Exploratory costs which result in a discovery and costs of development wells are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates were $0.91 and $1.15 per Mcfe in the first quarters of 1999 and 2000, respectively. Unproved properties had book values of $61.8 million and $57.9 million at December 31, 1999 and March 31, 2000, respectively.

      The Company has adopted SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets”, relating to the impairment of long-lived assets, certain identifiable intangibles and goodwill. This requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Based on such a review, no impairment provision was required during the first quarters of 1999 or 2000.

Transportation, Processing and Field Assets

      The Company’s gas gathering systems and processing plant are in proximity to its principal gas properties. Depreciation on these assets is provided on the straight-line method based on estimated useful lives of four to fifteen years. In September 1999, the Company announced that it intended to sell its gas processing plant (“Sterling Plant”), and recently entered into a contract of sale. See Note 5 — Assets Held For Sale.

      The Company receives fees for providing certain field related services. These fees are recognized as earned. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives of one to five years. Buildings are depreciated over seven to twenty-five years.

Security Issuance Costs

      Expenses associated with the issuance of debt and the trust preferred are included in Other Assets on the accompanying balance sheets and are being amortized on the interest method over the term of the related securities.

Gas Imbalances

      The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1999 and March 31, 2000 were immaterial.

Comprehensive Income

      The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”, requiring the disclosure of comprehensive income and its components. Comprehensive income is defined as changes in stockholders’ equity from nonowner sources including net income and changes in the fair value of marketable securities. The following is a calculation of comprehensive income for the quarters ended March 31, 1999 and 2000.

	Three Months Ended March 31,

	1999	2000

	(in thousands)
Net income (loss)	$(8,981)	$4,281

Add: Change in unrealized gain/(loss)
Gross	576	3

Tax effect	—	—

Less: Realized gain/(loss)

Gross	(1)	3

Tax effect	—	—

Comprehensive income (loss)	$(8,406)	$4,287

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Nature of Business

      The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire additional reserves, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide an attractive return, the highly competitive nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is dependent upon obtaining the necessary capital through internal cash flow, borrowings or the issuance of equity.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, effective for fiscal years beginning after June 15, 2000. The pronouncement requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of their fair value. The Company plans to adopt SFAS No. 133 in 2001 and is currently evaluating its effects.

Reclassifications

      Certain reclassifications have been made to prior periods presentation to conform with current classifications.

(3) ACQUISITIONS

      All acquisitions have been accounted for as purchases. The purchase prices were allocated to acquired assets based on their estimated fair value and the estimated fair value of associated liabilities at the acquisition dates. Acquisitions have been funded with advances under a revolving credit facility and the issuance of debt and equity securities.

      In March 1998, oil and gas properties in the Powell Ranch Field in West Texas were acquired for $60 million, comprised of $54.6 million in cash and $5.4 million of Common Stock. As described in Note 1, Domain was acquired in August 1998 for $161.6 million, comprised of $50.5 million in cash and $111.1 million of Common Stock. Domain’s principal assets included oil and gas properties onshore in the Gulf Coast and in the Gulf of Mexico as well as IPF. In addition, the Company purchased various minor properties for consideration of $800,000 and $50,000 during the quarters ended March 31, 1999 and 2000, respectively.

Unaudited Pro Forma Financial Information

      The following table presents unaudited pro forma operating results as if certain transactions had occurred at the beginning of the March 31, 1999 period. The March 31, 2000 results are actual. Pro forma results reflect the Great Lakes transaction.

	Three Months Ended March 31,

	1999	2000
	Pro Forma	Actual

	(in thousands, except per share data)
Revenues	$35,497	$42,839

Net income (loss)	(8,602)	4,281

Earnings (loss) per share – basic	(0.25)	.12

Earnings (loss) per share – dilutive	(0.25)	.12

Total assets	806,011	727,214

Stockholders’ equity	124,886	134,164

      The pro forma results have been prepared for comparative purposes only and do not purport to present actual results that would have been achieved had the acquisitions and financings been made at the beginning of the March 31, 1999 period or to be indicative of future results.

(4) IPF RECEIVABLES

      At December 31, 1999 and March 31, 2000, IPF had net receivables of $65.4 million and $61.2 million, respectively. The receivables result from the purchase of term overriding royalty interests payable from an agreed upon share of revenues until the amount invested and a specified rate of return has been recovered. The royalty interests constitute property interests that serve as security for the receivables. The Company estimates that $14.2 million of receivables at March 31, 2000 will be repaid in the next twelve months and has classified them as current. The net receivables reflect allowances for uncollectible amounts of $17.3 million and $17.9 million at December 31, 1999 and March 31, 2000, respectively.

(5) ASSETS HELD FOR SALE

      At March 31, 2000, assets held for sale consisted of the Sterling Plant. In connection with deciding to sell the plant in September 1999, the Company determined that its carrying value exceeded fair value and an impairment of $21.0 million was recognized. Fair value was determined by reference to the present value of the estimated future cash flows from the Plant. The impairment estimate was determined based on the difference between the carrying value of the plant and the present value of future cash flows discounted at 10%. On April 20, 2000, the Company entered into a definitive agreement to sell the Sterling Plant effective April 1, 2000. Closing, which is scheduled for the second quarter of 2000, is subject to satisfactory completion of due diligence and standard regulatory approval.

(6) INDEBTEDNESS

      The Company had the following debt outstanding (in thousands) as of the dates shown. Interest rates, excluding interest rate swaps, at March 31, 2000 are shown parenthetically:

	December 31,	March 31,
	1999	2000

Senior debt

Credit Facility (8.3%)	$140,000	$142,000

Other (6.2%)	14	14

	140,014	142,014

Less amounts due within one year	(5,014)	(7,014)

Senior debt, net	$135,000	$135,000

Non-recourse debt

Great Lakes (8.3%)	$95,020	$89,019

IPF (8.3%)	47,500	41,600

Non-recourse debt	$142,520	$130,619

Subordinated notes

8.75% Senior Subordinated Notes due 2007.	$125,000	$125,000

6% Convertible Subordinated Debentures due 2007	51,360	51,060

Subordinated notes	$176,360	$176,060

      The Company maintains a $225 million revolving bank facility (the “Credit Facility”). The Credit Facility provides for a borrowing base which is subject to redeterminations semi-annually and under certain other conditions and is secured by oil and gas properties. On May 1, 2000, the borrowing base on the Credit Facility was $160 million of which $22 million was available. Redeterminations are based upon a variety of factors, including the discounted present value of estimated future net cash flow from the properties. The lenders are currently undertaking their semi-annual redetermination. If amounts outstanding after a redetermination exceed the borrowing base, half the excess must be repaid within 90 days and the remainder within 180 days. A redetermined borrowing base in excess of $135 million requires the approval of all lenders, otherwise 75% approval is required. As a result, amounts outstanding above $135 million have been classified as current. Interest is payable the earlier of quarterly or as LIBOR notes mature and the loan matures in February 2003. Upon the sale of the Sterling Plant, the proceeds are expected to reduce outstandings under the Credit Facility and the borrowing base will be reduced by two-thirds of that amount. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending upon the percentage of the borrowing base drawn. The interest rate on the Credit Facility is LIBOR plus 1.50% to 2.25%, depending on amounts outstanding. The weighted average interest rates on these borrowings, excluding interest rate swaps, were 6.8% and 8.3% for the quarters ended March 31, 1999 and 2000, respectively.

      The Company consolidates half the amounts outstanding under Great Lakes’ $275 million revolving bank facility (the “Great Lakes Facility”). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base which is subject to semi-annual redeterminations and is secured by oil and gas properties. On May 1, 2000, $181 million was outstanding and $9 million was available under the facility. The borrowing base is subject to semi-annual redeterminations. At April 1, 2000, the borrowing base was set at $190 million. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in September 2002. The interest rate on the facility is LIBOR plus 1.50% to 2.00%, depending on amounts outstanding. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending on the percentage of borrowing base drawn. The weighted interest rate on these borrowings were 8.3% for the quarter ended March 21, 2000.

      IPF has a $100 million revolving credit facility (the “IPF Facility”). The IPF Facility is non-recourse to Range and is secured by IPF’s receivables. The Facility matures in December 2002. The borrowing base under the IPF Facility is subject to semi-annual redeterminations. On May 1, 2000, the borrowing base on the IPF Facility was $56 million of which $15.4 million was available. A redetermination is currently in process. The IPF Facility bears interest at prime plus 1% or at LIBOR plus 1.75% to 2.25% depending on amounts outstanding. Interest expense on the IPF Facility is included in IPF expenses on the Statements of Operations and amounted to $1.1 million and $1.0 million for the quarters ended March 31, 1999 and 2000, respectively. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.2% and 7.6% for the quarters ended March 31, 1999 and 2000, respectively.

      The 8.75% Senior Subordinated Notes due 2007 (the “8.75% Notes”) are not redeemable until January 15, 2002. Thereafter, they are redeemable at the option of the Company, in whole or in part, at prices beginning at 104.375% of principal, declining to par in 2005. The 8.75% Notes are unsecured general obligations and are subordinated to all senior debt (as defined) including borrowings under the Credit Facility. The 8.75% Notes are guaranteed on a senior subordinated basis by the Company’s subsidiaries.

      The 6% Convertible Subordinated Debentures Due 2007 (the “6% Debentures”) are convertible into Common Stock at the option of the holder at any time. The 6% Debentures are convertible at a price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually in January and July. The 6% Debentures mature in 2007 and are currently redeemable at a price of 104% of the principal amount, declining 0.5% annually though 2007. The 6% Debentures are unsecured general obligations and are subordinated to all senior indebtedness (as defined), including the 8.75% Notes and the Credit Facility. In the first quarter of 2000, $300,000 of 6% Debentures were retired at a discount in exchange for 90,000 shares of Common Stock. An extraordinary gain of $100,000 was recorded. To date, $3.9 million of the 6% Debentures have been retired at various discounts in exchange for 586,000 shares of Common Stock.

      The debt agreements contain various covenants relating to net worth, working capital maintenance, restrictions on payment of dividends and financial ratio requirements. The Company was in compliance with all such covenants at March 31, 2000. Under the most restrictive dividend covenant, the Company had the ability to pay only $5.8 million of dividends at March 31, 2000. Annual dividends on the $2.03 Convertible Preferred Stock approximate $2 million. The Company does not currently pay common dividends. Interest paid during the quarters ended March 31, 1999 and 2000 totaled $14.8 million and $14.9 million, respectively. The Company does not capitalize any interest expense.

(7) FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

      The Company’s financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the Credit Agreement and the Great Lakes and IPF Facilities (collectively “the Bank Facilities”) approximate their fair value as they bear interest at rates indexed to LIBOR. Although its receivables are concentrated in the oil and gas industry, the Company does not view this concentration as an unusual credit risk. Excluding IPF’s valuation allowances, the Company had allowances for doubtful accounts of $1.5 million and $1.6 million at December 31, 1999 and March 31, 2000, respectively.

      A portion of the Company’s anticipated future crude oil and natural gas sales are periodically hedged against price risks through the use of futures, option or swap contracts. Gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to oil and gas revenue. At times, the Company also seeks to manage interest rate risk on its credit facility through the use of interest rate swap agreements. Gains and losses on such agreements are included as an adjustment to interest expense over the period covered.

      The following table sets forth the book and estimated fair values of the Company’s financial instruments:

	Book	Fair	Book	Fair
	Value	Value	Value	Value

Cash and equivalents	$12,937	$12,937	4,122	4,122

Marketable securities	2,152	2,145	1,434	1,430

Long-term debt	(458,894)	(458,894)	(448,693)	(408,955)

Commodity swaps	—	(339)	—	(11,444)

Interest rate swaps	—	(704)	—	344

      At March 31, 2000, the Company had open hedging contracts covering 21.2 Bcf of gas and 747,000 barrels of oil at prices ranging from $2.37 to $3.17 per Mcf and $20.00 to $26.87 per Bbl. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $11.4 million at March 31, 2000. These contracts expire monthly through March 2001. Gains or losses on hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Net losses relating to these derivatives for the quarters ended March 31, 1999, and 2000 approximated $30,000 and $1.6 million, respectively.

      Interest rate swap agreements are accounted for on the accrual basis. Income or expense resulting from these agreements is recorded as an adjustment to interest expense in the period covered. At March 31, 2000, the Company had $60 million of borrowings subject to three interest rate swap agreements at rates of 4.82%, 5.64% and 5.59% expiring in September 2000, October 2000 and October 2000, respectively. The interest rate swaps may be extended at the counterparties’ option for two years. Given current interest rates, extensions are considered unlikely. The agreements require that the Company pay the counterparty interest at the above rates and requires the counterparty to pay the Company interest at the

30-day LIBOR rate. The 30-day LIBOR rate on March 31, 2000 was 6.13%. The fair value of the interest rate swap agreements at March 31, 2000, is based upon current quotes for equivalent agreements. As discussed in Note 6, interest on the Credit Facility is based on LIBOR plus an Applicable Margin (as defined).

      These hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review.

(8) COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company’s financial position or results of operations.

      In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for monetary damages. In September 1998, the parties executed a Memorandum of Understanding (the “MOU”), which represents a settlement in principle. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain agreed to pay court-awarded fees and expenses of plaintiffs’ counsel in an amount not to exceed $300,000. The settlement in principle is subject to court approval and certain other conditions that have not been satisfied.

      On March 28, 2000 a tornado struck the Company’s headquarters in Fort Worth. The Company has temporarily relocated to 801 Cherry Street in Fort Worth. Losses not covered by insurance are expected to be immaterial.

(9) EQUITY AND TRUST SECURITIES

      In October 1997, through a newly-formed affiliate, the Lomak Financing Trust (the “Trust”), the Company issued $120 million of 5 3/4% trust convertible preferred securities (the “Trust Preferred”), represented by 2,400,000 shares of the Trust Preferred at $50 per share. Each Trust Preferred is convertible at the holder’s option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share.

      The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by Range (the “Junior Debentures”). In turn, Range used the net proceeds from the issuance of the Junior Debentures to repay a portion of its Credit Facility. The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Trust Preferred mature in November 2027. The Junior Debentures and the related Trust Preferred may be redeemed in whole or in part, on or after November 4, 2000 at a price of 104.025% of principal. The redemption price declines annually through 2007, when the redemption price becomes par. If any Junior Debentures are redeemed prior to maturity, the Trust must simultaneously redeem an equal amount of Trust Preferred.

      The Company has guaranteed the payments on the Trust Preferred only to the extent the Trust has funds available. Such guarantee, when taken together with Range’s obligations under the Junior Debentures and related indenture and declaration of trust, provide a full and unconditional subordinated guarantee of the Trust Preferred. The Company owns the Trust. Consequently, the accounts of the Trust are included in Range’s consolidated financial statements after appropriate eliminations of intercompany balances. Distributions on the Trust Preferred are recorded as interest expense on the Consolidated Statements of Operations and are deductible for tax purposes.

      During the first quarter of 2000, $6.2 million of Trust Preferred were exchanged for 946,000 shares of Common Stock. An extraordinary gain of $3.4 million was recorded as the Trust Preferred was retired at a discount. To date, $8.5 million of Trust Preferred have been exchanged for 1,148,000 shares of Common Stock.

      In November 1995, the Company issued 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the “$2.03 Preferred Stock”) for $28.8 million. The $2.03 Preferred Stock is convertible into 2.632 shares of Common Stock representing a conversion price of $9.50 per common share, subject to adjustment in certain events. The $2.03 Preferred Stock shares are currently redeemable at the option of the Company, at a price of $26.00 per share, declining $0.25 each November 1st through 2003. At the option of the Company, the $2.03 Preferred Stock is exchangeable for 8 1/8% Convertible Subordinated Notes subject to the same redemption and conversion terms as the $2.03 Preferred Stock. In the first quarter of 2000, $3.1 million of the $2.03 Preferred Stock was retired for 781,900 shares of Common Stock. The gain on the exchange was not included in net income as the securities are both equity securities; however, such gain was included as income available for common shareholders and is therefore included as such in Note 13, herein.

(10) STOCK OPTION AND PURCHASE PLANS

      The Company has four stock option plans (two of which are currently active) and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to officers, employees and consultants pursuant to decisions of the Compensation Committee of the Board. Information with respect to the stock option plans is summarized below:

	1999	1989	Directors'	Domain
	Option	Option	Option	Option
	Plan	Plan	Plan	Plan	Total

Outstanding at December 31, 1999	60,000	2,496,482	168,000	563,267	3,287,749

Granted	—	—	—	—	—

Exercised	—	(215,075)	—	—	(215,075)

Expired/Cancelled	—	(1,094,114)	—	(73,164)	(1,167,278)

Outstanding at March 31, 2000.	60,000	1,187,293	168,000	490,103	1,905,396

      In May 1999, the shareholders approved the 1999 Stock Incentive Plan (the “1999 Option Plan”) providing for the issuance of options on up to 1.4 million shares of Common Stock. All options issued under the Plan vest 25% per year beginning one year after grant and expire in 10 years. During the three months ended March 31, 2000, no options under this plan were granted. On April 10, 2000, 610,700 options were granted under this plan at an exercise price of $1.94. Prior to that grant, a total of 60,000 options are outstanding at a price of $5.62.

      The Company also maintains the 1989 Stock Option Plan (“1989 Option Plan”) which authorized the issuance of options on up to 3.0 million shares of Common Stock. No new options have been granted under this plan since the adoption of the 1999 Option Plan. All options issued under the 1989 Option Plan vest 30% after one year, 60% after two years and 100% after three years and expire in 5 years. A total of 1,187,293 options are outstanding at prices ranging from $2.62 to $18.00.

      In 1994, the stockholders approved the 1994 Outside Directors Stock Option Plan (the “Directors’ Option Plan”) in which only non-employee Directors are eligible to participate. The Plan covers the issuance of options on a maximum of 200,000 shares. A total of 168,000 options are outstanding at prices ranging from $4.81 to $16.88.

      In the Domain acquisition, Range adopted Domain’s stock option plan (the “Domain Option Plan”). Since the acquisition, no new options have been granted under this plan, and preexisting options became exercisable into shares of Range Common Stock. A total of 490,103 options are outstanding at prices ranging from $.01 to $3.46.

      A total of 1,905,396 options, under all of the plans, are outstanding at prices ranging from $.01 to $18.00.

      In 1997, the stockholders approved the 1997 Stock Purchase Plan (the “Stock Purchase Plan”) authorizing the sale of up to 900,000 shares of Common Stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Through March 31, 2000, all purchase rights have been granted at 75% of market value. The Company previously had other stock purchase plans which have been terminated.

(11) BENEFIT PLAN

      The Company maintains a 401(K) Plan for the benefit of its employees. The Plan permits employees to contribute up to 15% of their salary on a pre-tax basis. The Company makes discretionary contributions to the Plan annually. In 1999, the Company contributed $900,000 of Common Stock (valued at market) to the 401(K) Plan.

(12) INCOME TAXES

      The Company’s federal income tax provision for the three months ended March 31, 1999 and 2000, respectively, was $100,000 and $-0-. The Company follows FASB Statement No. 109, “Accounting for Income Taxes” pursuant to which the liability method is used in accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse. At March 31, 2000 the Company had a $24.2 million deferred tax asset. As utilization of this asset is dependent on future taxable income and management believes sufficient uncertainty exists regarding future taxable income, a valuation allowance was provided. A valuation allowance sufficient to bring the book value of the deferred tax asset to zero was recorded at March 31, 2000.

      The Company has entered into several business combinations which collectively resulted in the recording of deferred tax assets and liabilities of $7.7 million and $38.3 million, respectively. In 1998, Domain was acquired in a taxable transaction which resulted in the recording of a $29 million deferred tax liability.

      The Company experienced a change of control in 1988 as defined by the Internal Revenue Code. As a result of this event and the Domain acquisition, there are limitations on the Company’s ability to utilize its net operating loss carryovers. At December 31, 1999, the Company had net operating loss carryovers of $127 million and alternative minimum tax net operating loss (“NOLs”) carryovers of $113 million that expire between 2000 and 2014. In general terms, NOLs generated in prechange of control years can be utilized up to $10.6 million per year, while NOLs generated post change of control are not limited in their use. The Company also had a statutory depletion carryover of $4.9 million and an alternative minimum tax credit carryover of $0.7 million. The statutory depletion carryover and alternative minimum tax credit carryover are not subject to limitations or expiration.

(13) EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended March 31,
	1999	2000

Numerator:

Net income (loss) before extraordinary item	$(8,981)	$748

Gain on retirement of $2.03 Preferred Stock	—	1,114

Preferred stock dividends	(584)	(520)

Numerator for earnings per common share, before extraordinary item	(9,565)	1,342

Extraordinary item

Gain on retirement of securities	—	3,533

Numerator for earnings per common share	(9,565)	4,875

Effect of dilutive securities:

Preferred stock dividends	—	—

Numerator for earnings per common share – assuming dilution	$(9,565)	$4,875

Denominator:

Denominator for earnings per common share – weighted average shares	36,137	39,006

Effect of dilutive securities:

Employee stock options	—	153

Dilutive potential common shares	—	39,159

Denominator for diluted earnings per share Adjusted weighted-average shares and assumed conversions	36,137	39,159

Earnings (loss) per common share, before extraordinary items — basic and assuming dilution	$(0.26)	$0.03

Earnings (loss) per common share – basic and assuming dilution	$(0.26)	$0.12

      The 6% Debentures, the $2.03 Preferred Stock and certain exerciseable stock options were outstanding during the first quarters of 1999 and 2000 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

      The Company has and will continue to consider exchanging Common Stock or other equity linked securities for certain of its fixed rate securities. While the Company expects to reacquire its fixed rate securities at a discount to their face value, existing common stockholders may be materially diluted if a substantial portion of the fixed rate securities are exchanged. The extent of the dilution will depend upon a number of factors, primarily the number of shares and the price at which Common Stock is issued, the price at which newly issued securities are convertible into Common Stock, and the price at which the fixed rate securities are acquired.

(14) MAJOR CUSTOMERS

      The Company markets its oil and gas production on a competitive basis. Gas production is sold under various types of contracts ranging from life-of-the-well to short-term contracts which are cancelable within 30 days. Prior to consideration of hedging activities, approximately 78% of the Company’s gas production is currently sold under fully market sensitive contracts. Oil purchasers may be changed on 30 days notice. The price received is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on a basis of price and service. For the quarter ended March 31, 2000, one customer accounted for 10% or more of total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the operations of the Company.

      Great Lakes sells its gas production to FirstEnergy on a negotiated basis. While Great Lakes may sell gas to third parties, such arrangements must be contracted through FirstEnergy and FirstEnergy has the right to match any such arrangements.

(15) OIL AND GAS ACTIVITIES

      The following summarizes selected information with respect to oil and gas producing activities:

	Year Ended	Three Months Ended
	December 31,	March 31,
	1999	2000

	(in thousands)
Oil and gas properties:

Subject to depletion	$917,107	$924,612

Unproved	61,812	57,871

Total	978,919	982,483

Accumulated depletion	(383,622)	(399,247)

Net oil and gas properties	$595,297	$583,236

	Year Ended	Three Months Ended
	December 31, 1999	March 31, 2000

	(in thousands)
Costs incurred:

Acquisition	$846	$48

Development	33,808	4,971

Exploration	3,604	1,479

Total costs incurred	$38,258	$6,498

      Acquisition costs in 1999 do not reflect $68 million of value associated with the Company’s 50% interest in the reserves contributed by FirstEnergy to the Great Lakes joint venture. The Company’s share of such reserves was 81.6 Bcfe.

(16) INVESTMENT IN GREAT LAKES

      As described in Note 2, the Company owns 50% of Great Lakes and consolidates its interest in the joint venture’s assets and liabilities. The operations of Great Lakes are not reflected in the Company’s March 31, 1999 Statements of Operations because the joint venture had not yet been formed. The following table summarizes selected financial data from Great Lakes’ unaudited financial statements at or for the period ended March 31, 2000 (in thousands).

Current assets	$10,785

Oil and gas properties, net	286,870

Transportation, processing and field assets, net	37,889

Other assets	1,894

Current liabilities	8,343

Long-term debt	178,038

Members equity	151,057

Revenues	17,972

Net income	2,790

(17) EXTRAORDINARY ITEM

      During the first quarter of 2000, 1,036,000 shares of Common Stock were exchanged for $6.2 million of Trust Preferred and $0.3 million of 6% Debentures. In connection with these exchanges, a $3.5 million extraordinary gain was recorded because the Trust Preferred and 6% Debentures were retired at a discount. In addition, 781,900 shares of Common Stock were exchanged for $3.1 million of the $2.03 Preferred Stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Effecting Financial Condition and Liquidity

      Liquidity and Capital Resources

      During the three months ended March 31, 2000, the Company spent $6.5 million on acquisition, development and exploration activities and debt decreased from $458.9 million to $448.7 million. At March 31, 2000, the Company had $4.1 million in cash, total assets of $727.2 million and a debt to book capitalization ratio of 65%.

      Long-term debt at March 31, 2000 included $142.0 million of borrowings under the Credit Facility, $89.0 million under the non-recourse Great Lakes Facility, $41.6 million under the non-recourse IPF Facility, $125.0 million of 8.75% Senior Subordinated Notes and $51.1 million of 6% Convertible Subordinated Debentures.

      In September 1999, Range and FirstEnergy each contributed their Appalachian oil and gas properties and gas transportation systems to Great Lakes. In addition, Great Lakes assumed $188.3 million of indebtedness from Range and FirstEnergy contributed $2.0 million in cash. Great Lakes expects to increase its production and reserves through active development of its existing fields, exploitation of deeper formations and by pursuing acquisition opportunities in Appalachia. Range and FirstEnergy each own 50% of Great Lakes. The Company consolidates its pro rata share of the assets and liabilities of Great Lakes.

      During the three months ended March 31, 2000, 1,036,000 shares of Common Stock were exchanged for $6.2 million of Trust Preferred and $300,000 of 6% Debentures. A $3.5 million extraordinary gain was recorded as the Trust Preferred and 6% Debentures were acquired at a discount. In addition, 781,900 shares of Common Stock were exchanged for $3.1 million of the $2.03 Preferred Stock. See Note 13 for an explanation of the effects of this transaction on earnings per share.

      In September 1999, the Company decided to sell its Sterling Plant. In connection with the decision, it was determined that the carrying value of the plant exceeded fair value. Accordingly, an impairment of $21.0 million was recorded, representing the excess of the carrying value over estimated fair value. Fair value was estimated based on the present value of estimated future cash flows. Gas and natural gas liquids prices were projected based on futures prices over the life of the plant and adjusted to reflect existing sales contracts. Based on the recently executed agreement to sell the plant, the Company believes its current carrying value approximates fair value. The borrowing base under the Credit Facility will be reduced by 67% of the net proceeds from the sale.

      The Company currently believes its capital resources will be adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain planned capital expenditures.

Cash Flow

      The Company’s principal sources of cash include operating cash flow, proceeds from sales of oil and gas, gas transportation and processing revenues as well as IPF’s net revenues. The Company’s cash flow is highly dependent on oil and gas prices. Decreases in prices and lower production at certain properties reduced cash flow sharply early in 1999 and resulted in the reduction of the Credit Facility borrowing base. Simultaneously, the Company sharply reduced its development and exploration spending. While these expenditures, as well as the $6.5 million of expenditures for the three months ended March 31, 2000, were funded by internally generated cash flow, the amount expended was not sufficient to fully replace production. Therefore, proved reserves declined during 1999 and management believes proved reserves to have declined in the first quarter of 2000. Despite recent increases in energy prices, it is anticipated that the borrowing base under the Credit Facility will decline in the current redetermination.

      Net cash provided by operations for the quarters ended March 31, 1999 and 2000 was $0.4 million and $2.7 million, respectively. The increase in cash flow from operations was attributed primarily to higher prices (which more than offset the decline in production), a decrease in direct operating costs and lower interest expense.

      The Company’s net cash used in investing for the quarters ended March 31, 1999 and 2000 was $3.5 million and $1.4 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties, proceeds from the sale of assets, IPF investments and, to a minor extent, exploration.

      The Company’s net cash provided by (used in) financing for the quarters ended March 31, 1999 and 2000 was $4.7 million and $(10.2) million, respectively. Primary sources of financing historically have been borrowings under the Credit Facility and capital raised through equity and debt offerings. During the first quarter of 2000, recourse debt increased by $1.7 million and total debt decreased by $10.2 million. The reduction in total debt was the result of applying excess cash flow to debt repayment and exchanges of Common Stock for debt securities.

Capital Requirements

      In the first quarter 2000, $6.5 million of capital was expended on development and exploration. In an effort to reduce debt, the Company manages its capital budget with a goal of funding it by internal cash flow. While development and exploration activities are highly discretionary, management expects such activities to be maintained at levels below internally generated cash flow. Remaining cash flow should be available for debt repayment. See “Business—Development and Exploration Activities.”

Bank Facilities

      The Credit Facility is secured by oil and gas properties. At May 1, 2000, the borrowing base on the Credit Facility was $160 million of which $22 million was available. The borrowing base is subject to semi-annual redetermination, as well as certain special redeterminations. The borrowing base is dependent on a number of factors, including the lenders’ discounted present value of estimated future net cash flow from production. The lenders are currently in the midst of a redetermination. If amounts outstanding after the redetermination exceed the borrowing base, half of the excess must be repaid within 90 days and the remainder within 180 days. Any borrowing base in excess of $135 million requires unanimous approval. One equal to or less than $135 million requires 75% approval. As a result, the amount outstanding above $135 million on March 31, 2000, has been classified as current. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending on the percentage of the borrowing base drawn. The interest rate on the Credit Facility is LIBOR plus 1.50% to 2.25%, depending on outstandings. The weighted average interest rates on these borrowings were 6.8% and 8.3% for the quarters ended March 31, 1999 and 2000, respectively.

      The Company plans to reduce outstandings under the Credit Facility through operating cash flow and asset sales. The Company classified $19.7 million of assets as held for sale at March 31, 2000, representing the Sterling Plant. The Plant is expected to be sold by June 20, 2000 and the proceeds will be used to reduce outstandings under the Credit Facility. The borrowing base will be reduced by 67% of the proceeds. The Company is also considering the sale of certain other non-strategic assets whose proceeds would be used to reduce outstandings. There are no agreements to sell any material assets other than the Sterling Plant.

      The Company consolidates 50% of amounts outstanding under Great Lakes’s $275 million revolving bank facility (the “Great Lakes Facility”). However, the Great Lakes Facility is non-recourse to Range. The Great Lakes Facility provides for a borrowing base which is subject to semi-annual redeterminations and is secured by virtually all of the joint venture’s assets. At May 1, 2000, the borrowing base on the Great Lakes Facility was $190 million of which $9 million was available. The borrowing base is subject to a semi-annual redeterminations in April and October. Borrowing base redeterminations require the approval of all lenders. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in September 2002. The interest rate on the Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50% depending on the percentage of borrowing base drawn. The weighted interest rate on this borrowing was 8.3% for the quarter ended March 31, 2000.

      IPF maintains a $100 million revolving credit facility (the “IPF Facility”). The Facility is secured by substantially all of IPF’s receivables and is non-recourse to Range. The borrowing base under the IPF Facility is subject to semi-annual redeterminations in April and October. On May 1, 2000, the borrowing base on the IPF Facility was $56 million of which $15.4 million was available. A redetermination is currently in process. The IPF Facility bears interest at prime plus 1% or at LIBOR plus 1.75% to 2.25%, depending on amounts outstanding. Interest expense on the IPF Facility is included in IPF expenses on the Consolidated Statements of Operations and amounted to $1.1 million and $1.0 million for the quarters ended March 31, 1999 and 2000, respectively. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.375% to 0.50%. The IPF Facility matures in December 2002. The weighted average interest rate on these borrowings was 7.2% and 7.6% for the quarters ended March 31, 1999 and 2000, respectively.

Oil and Gas Hedging

      Periodically, the Company enters into futures, option and swap contracts to reduce the effects of fluctuations in crude oil and natural gas prices. All such contracts are entered into solely to hedge price and limit volatility. The Company’s policy is to hedge no more than 80% of its production in any twelve month period. At March 31, 2000, the Company had open hedges covering 21.2 Bcf of gas and 0.8 million barrels of oil. The contracts are at prices ranging from $2.37 to $3.17 per Mmbtu and from $20.00 to $26.87 per Bbl. While these transactions have no carrying value, the mark-to-market exposure under these contracts at March 31, 2000 would represent a net loss of approximately $11.4 million. The contracts expire monthly through March 2001. Gains or losses on hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Losses relating to derivatives for the quarters ended March 31, 1999 and 2000 approximated $30,000 and $1.6 million, respectively.

Interest Rate Hedging

      At March 31, 2000, Range had $448.7 million of debt outstanding. Of this amount, $176.1 million bears interest at fixed rates averaging 7.95%. The remaining $272.6 million of debt bears interest at floating rates which averaged 8.3% for the three months then ended. At March 31, 2000, the Company had three interest rate swap agreements covering $60 million of aggregate principal at rates of 4.82%, 5.64% and 5.59% which expire in September, October and October 2000. The interest rate swaps may be extended at the counterparties’ option for two years. However, given current interest rates, they are not expected to be extended. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and require the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on March 31, 2000 was 6.13%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2000 would cost the Company approximately $2.1 million on an annual basis.

Capital Restructuring Program

      As a result of the disappointing results of two significant acquisitions completed in 1997 and 1998 and the significant drop in oil and gas prices between late 1997 and early 1999, the Company undertook a number of initiatives. These initiatives included a reduction in workforce, a significant decrease in capital expenditures, the sale of assets, the formation of the Great Lakes joint venture and the exchange of Common Stock for fixed rate securities. These initiatives resulted in reducing parent company bank debt by over 60% to $142 million at March 31, 2000. Total debt was reduced more than 25% to $449 million at March 31, 2000. While management believes these actions have stabilized the Company’s financial position, management still believes that debt to total capitalization at March 31, 2000 remains too high. For the Company to return to its historical posture of consistent profitability and growth, management believes it must further reduce debt and financing costs. In addition to further asset sales, the Company currently anticipates that it will significantly increase its efforts to exchange Common Stock or other equity linked securities for fixed income securities. While the Company expects to acquire the fixed income securities at a substantial discount to their face value, existing common stockholders will be materially diluted if a substantial portion of the fixed rate securities are exchanged for equity. The extent of the dilution will depend upon a number of factors, primarily the number of shares and the price at which additional Common Stock is issued or the price which newly issued securities are convertible into Common Stock. While a restructuring would reduce the existing stockholders’ proportional ownership of the Company, management believes that a restructuring could increase the value of the Company and the market value of the Common Stock. Any substantial restructuring will require reaching mutually satisfactory agreements with numerous holders of the Company’s securities. While the Company currently believes it has sufficient liquidity and cash flow to meet its obligations, a drop in oil and gas prices or a reduction in production or reserves would reduce the Company’s ability to fund capital expenditures and meets its obligations. Such changes could also have a detrimental effect on the Company’s ability to complete a restructuring.

Inflation and Changes in Prices

      The Company’s revenues and the value of its assets have been and will continue to be affected by changes in oil and gas prices. The Company’s ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company’s ability to control or predict. During the first three months of 2000, the Company received an average of $19.37 per barrel of oil and $2.71 per Mcf of gas after reflecting the impact of hedging. Although certain of the Company’s costs and expenses are affected by the general inflation, inflation does not normally have a significant effect on the Company. Should conditions in the oil industry continue to improve, inflationary pressures specific to the industry may accelerate.

Results of Operations

Comparison of 2000 to 1999

      The Company reported net income for the first quarter of 2000 of $4.3 million, as compared to a net loss of $9.0 million for the period in 1999. Net income in the first quarter of 2000 included a $3.5 million extraordinary gain on Trust Preferred and 6% Debentures retired at a discount. Oil and gas revenues increased 15.3% to $39.0 million. Production decreased to 150,097 Mmcfe per day, a 26% from the 1999 quarter. The decline was primarily attributable to the Great Lakes transaction. Revenues benefited from a 54.9% increase in average price received per Mcfe to $2.85 offset by a 26.5% decrease in production. The average oil price increased 80.7% to $19.37 per barrel and average gas prices increased 44.1% to $2.71 per Mcf. Production expenses decreased 17.9% to $9.2 million in the quarter versus $11.3 million in the comparable 1999 period largely as a result of the Great Lakes transaction. The average operating cost per Mcfe produced rose from $0.61 in 1999 to $0.68 in the first quarter of 2000.

      Transportation, processing and marketing revenues increased slightly to $2.0 million due to higher processing revenues caused by higher natural gas liquids prices. IPF income of $1.9 million consisted of the return portion of its term overriding royalty interests net of a $0.6 million allowance for possible uncollectible accounts. The results represented a 40.2% increase over the 1999 period. During the three months ended March 31, 2000, IPF expenses included $0.3 million of administrative costs and $1.0 million of interest.

      Exploration expense decreased to $878,000, a drop of $52,000 from the first quarter of 1999.

      General and administrative expenses increased 20.3% to $2.3 million in the first quarter of 2000. The increase was primarily due to the fact that since mid-1999 the Company no longer capitalized general and administrative expenses. In the first quarter of 1999, $355,000 of general and administrative expenses were capitalized.

      Interest and other income decreased $1.0 million due to losses incurred on the sale of assets of $300,000 compared to gains of $700,000 in the 1999 period. Interest expense decreased 14.6% to $10.3 million primarily as a result of the lower average outstandings partially offset by higher interest rates. The average outstanding balances on the Credit Facility were $370 million and $144 million, for the three months ended March 31, 1999 and 2000, respectively, and the weighted average interest rates were 6.8% and 8.3%.

      Depletion, depreciation and amortization (“DD&A”) decreased 5.4% from the first quarter of 1999 due to lower production. However, lower proved reserves caused the Company’s depletion rate to increase from $0.91 to $1.15 per Mcfe. The Company currently estimates that its DD&A rate for the remainder of 2000 will approximate $1.28 per Mcfe. The Company’s high DD&A rate will make it difficult to sustain profitability if energy prices decline.

Year 2000

      Range experienced no significant operational problems due to the Year 2000 issues. Significant suppliers, customers and service providers have been able to transact business on a normal basis since year-end and there are no material future problems anticipated. The total cost for the Year 2000 Project was less than $200,000.

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

      In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for monetary damages. In September 1998, the parties executed a Memorandum of Understanding (the “MOU”), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys’ fees and expenses of the plaintiffs’ counsel in an amount not to exceed $300,000. The settlement in principle is subject to court approval and certain other conditions that have not been satisfied.

Items 2 – 6. Not applicable

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

RANGE RESOURCES CORPORATION

By: (Eddie M. LeBlanc)

Eddie M. LeBlanc Chief Financial Officer

May 9, 2000

EXHIBIT INDEX

		Sequentially
Exhibit Number	Description of Exhibit	Numbered Page

27	Financial Data Schedule	25