Form 10-Q
period 2000-06-30
RANGE RESOURCES CORP
filed 2000-08-08
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2000

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

          43,655,871 Common Shares were outstanding on August 8, 2000.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's 1999 Form 10-K. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  DECEMBER 31,       JUNE 30,
                                                                                      1999             2000
                                                                                      ----             ----
                                                                                                    (unaudited)
                              ASSETS
Current assets
     Cash and equivalents                                                           $  12,937        $     210
     Accounts receivable, net                                                          21,646           28,905
     IPF receivables, net (Note 4)                                                     12,500           14,946
     Inventory and other                                                                9,130            8,450
     Deferred hedging (Note 7)                                                             --            6,018
     Assets held for sale (Note 5)                                                     19,660               --
                                                                                    ---------        ---------
                                                                                       75,873           58,529
                                                                                    ---------        ---------

IPF receivables, net (Note 4)                                                          52,913           43,111

Oil and gas properties, successful efforts method                                     975,985          981,915
    Accumulated depletion                                                            (383,622)        (411,780)
                                                                                    ---------        ---------
                                                                                      592,363          570,135
                                                                                    ---------        ---------

Transportation, processing and field assets (Note 15)                                  33,777           32,958
    Accumulated depreciation                                                          (10,572)         (10,819)
                                                                                    ---------        ---------
                                                                                       23,205           22,139
                                                                                    ---------        ---------

Other (Note 2)                                                                          8,014            6,525
                                                                                    ---------        ---------
                                                                                    $ 752,368        $ 700,439
                                                                                    =========        =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                               $  23,925        $  13,100
     Accrued liabilities                                                               16,074           19,560
     Accrued interest                                                                   8,635            8,299
     Current portion of debt (Note 6)                                                   5,014               14
                                                                                    ---------        ---------
                                                                                       53,648           40,973
                                                                                    ---------        ---------

Senior debt (Note 6)                                                                  135,000          112,000
Non-recourse debt (Note 6)                                                            142,520          124,516
Subordinated notes (Note 6)                                                           176,360          174,810

Commitments and contingencies (Note 8)

Company-obligated preferred securities
    of subsidiary trust (Note 9)                                                      117,669          100,240
Stockholders' equity (Notes 9 and 10)
     Preferred stock, $1 Par, 10,000,000 shares authorized, $2.03 convertible preferred 1,149,840 and 915,075 issued and outstanding, respectively
     (liquidation preference $28,746,000 and $22,876,875)                               1,150              915
     Common stock, $.01 par, 100,000,000 shares authorized,
     37,901,789 and 42,837,749 issued and outstanding,
      respectively                                                                        379              428
     Capital in excess of par value                                                   340,279          349,156
     Retained earnings (deficit)                                                     (214,630)        (202,599)
     Other comprehensive (loss)                                                            (7)              --
                                                                                    ---------        ---------
                                                                                      127,171          147,900
                                                                                    ---------        ---------
                                                                                    $ 752,368        $ 700,439
                                                                                    =========        =========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                      1999            2000            1999            2000
                                                      ----            ----            ----            ----
                                                          (unaudited)                     (unaudited)
Revenues
   Oil and gas sales                                $ 37,282        $ 37,876        $ 71,082        $ 76,845
   Transportation and processing                       1,855           1,519           3,698           3,514
   IPF income, net                                     2,081           3,114           3,454           5,040
   Interest and other                                    978          (1,173)          1,915          (1,224)
                                                    --------        --------        --------        --------
                                                      42,196          41,336          80,149          84,175
                                                    --------        --------        --------        --------


Expenses
   Direct operating                                   10,816           9,017          22,085          18,265
   IPF expense                                         1,474           1,247           2,976           2,504
   Exploration                                           432             541           1,362           1,420
   General and administrative                          1,779           2,387           3,662           4,652
   Interest                                           12,353          10,268          24,453          20,605
   Depletion, depreciation and amortization           19,809          17,216          38,939          35,321
                                                    --------        --------        --------        --------
                                                      46,663          40,676          93,477          82,767
                                                    --------        --------        --------        --------


Income (loss) before taxes                            (4,467)            660         (13,328)          1,408

Income taxes
   Current                                                50          (1,093)            170          (1,093)
   Deferred                                               --              --              --              --
                                                    --------        --------        --------        --------
                                                          50          (1,093)            170          (1,093)
                                                    --------        --------        --------        --------

Income (loss) before extraordinary item               (4,517)          1,753         (13,498)          2,501

Extraordinary item
   Gain on retirement of securities (Note 17)          2,430           6,982           2,430          10,515
                                                    --------        --------        --------        --------

Net income (loss)                                   $ (2,087)       $  8,735        $(11,068)       $ 13,016
                                                    ========        ========        ========        ========

Comprehensive income (loss) (Note 2)                $ (1,258)       $  7,680        $ (9,665)       $ 11,967
                                                    ========        ========        ========        ========


Earnings (loss) per share before
  extraordinary item: (Note 13)
   Basic and Dilutive                               $  (0.14)       $   0.06        $  (0.40)       $   0.10
                                                    ========        ========        ========        ========
Earnings (loss) per share after
  extraordinary item: (Note 13)
   Basic and Dilutive                               $  (0.07)       $   0.23        $  (0.34)       $   0.36
                                                    ========        ========        ========        ========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                             1999            2000
                                                                             ----            ----
                                                                                  (unaudited)
CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                                        $(11,068)       $ 13,016
  Adjustments to reconcile net income (loss) to net cash provided by operations:
   Depletion, depreciation and amortization                                  38,939          35,321
   Amortization of deferred offering costs                                      596             841
   Changes in working capital net of effects of acquired businesses:
         Accounts receivable                                                  2,683          (7,350)
         Inventory and other                                                    210          (1,274)
         Accounts payable                                                    (6,215)        (11,867)
         Accrued liabilities                                                 (2,712)         (1,395)
    Gain on conversion of securities                                         (2,430)        (10,515)
   (Gain) loss on sale of assets and other                                   (1,478)          1,909
                                                                           --------        --------
Net cash provided by operations                                              18,525          18,686
                                                                           --------        --------

CASH FLOWS FROM INVESTING:
    Oil and gas and other properties                                        (15,805)        (14,958)
    IPF investments                                                          (2,733)         (2,876)
    IPF repayments                                                            5,474           9,937
    Proceeds on sale of assets                                                4,199          22,918
                                                                           --------        --------
Net cash provided by (used in) investing                                     (8,865)         15,021
                                                                           --------        --------

CASH FLOWS FROM FINANCING:
    Decrease in indebtedness                                                 (3,826)        (46,004)
    Preferred stock dividends                                                (1,167)           (985)
    Common stock dividends                                                     (733)             --
    Common stock issuance                                                       869             555
                                                                           --------        --------
Net cash used in financing                                                   (4,857)        (46,434)
                                                                           --------        --------

Change in cash                                                                4,803         (12,727)
Cash and equivalents at beginning of period                                  10,954          12,937
                                                                           ========        ========
Cash and equivalents at end of period                                      $ 15,757        $    210
                                                                           ========        ========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND NATURE OF BUSINESS

         Range Resources Corporation ("Range") is an independent oil and gas company engaged in development, exploration and acquisition primarily in the Southwest, Mid Continent, Gulf Coast and Appalachian regions of the United States. In addition, the Company provides financing to smaller oil and gas producers through a wholly owned subsidiary, Independent Producer Finance ("IPF"), by purchasing term overriding royalty interests in their properties. Historically, the Company has sought to increase its reserves and production primarily through acquisitions and development drilling.

         In September 1999, Range and FirstEnergy Corp. ("FirstEnergy") each contributed their Appalachian oil and gas properties and gas transportation systems to Great Lakes Energy Partners ("Great Lakes"). To equalize their interest in the venture, Great Lakes assumed $188.3 million of indebtedness from Range and FirstEnergy contributed $2.0 million of cash.

         The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire additional reserves, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide an attractive return, the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is dependent on obtaining the necessary capital through internal cash flow, borrowings or the issuance of equity.

         Two significant acquisitions financed principally with debt and convertible securities were completed in 1997 and 1998. Due to the poor performance of the acquired properties and the significant drop in oil and gas prices between late 1997 and 1999, the Company was forced to undertake a number of initiatives. These included a reduction in workforce, a significant decrease in capital expenditures, the sale of assets, the formation of the Great Lakes joint venture and the exchange of common stock for fixed rate securities. These initiatives resulted in the Company reducing its parent company bank debt in 1999 by over 60% to $140. Total debt was reduced 24% during 1999 to $459 million. While management believes these actions have stabilized the Company's financial position, debt to total capitalization at December 31, 1999 remained high at 65%. For the Company to return to its historical posture of consistent profitability and growth, management believes it is necessary to further reduce debt and associated financing costs. In addition to further asset sales, the Company anticipates it will continue to exchange common stock or other equity linked securities for its existing fixed rate securities. While the Company expects to reaquire the fixed rate securities at a substantial discount to their face value in these exchanges, existing stockholders will be substantially diluted if material portions of the fixed rate securities are exchanged. The extent of dilution will depend upon a number of factors, including the number of shares issued and the price at which stock is issued or the price which newly issued securities are convertible into common stock and the price at which existing fixed rate securities are reacquired. While a restructuring would reduce existing stockholders' proportional ownership of the Company, management believes that a restructuring could substantially increase the market value of the common stock. Any substantial restructuring will require mutually satisfactory agreements with a number of parties. While the Company currently projects that it has sufficient liquidity and cash flow to meet its obligations, a drop in oil and gas prices or a reduction in production and reserves would reduce the Company's ability to fund capital expenditures and meets its obligations. This could in turn, have a detrimental effect on the Company's ability to complete any restructuring.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying financial statements include the accounts of the Company, all majority owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of partnerships and joint ventures in which it owns an interest. Liquid investments with maturity of ninety days or less are considered cash equivalents.

REVENUE RECOGNITION

         The Company recognizes revenues from the sale of products and services in the period they are delivered. Revenues at IPF are recognized in the period received. Although its receivables are concentrated in the oil and gas industry, the Company does not view this concentration as an unusual credit risk. In addition to IPF's valuation allowances, the Company had allowances for doubtful accounts of $1.5 million and $1.1 million at December 31, 1999 and June 30, 2000, respectively.

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," pursuant to which debt and marketable equity securities are classified in three categories: trading, available-for-sale, or held to maturity. The Company's equity securities qualify as available-for-sale. Such securities are recorded at fair value and unrealized gains and losses are reflected in Stockholders' Equity and as a component of comprehensive income. A decline in the market value of a security below cost that is deemed other than temporary is charged to earnings and reflected in the book value of the security. Realized gains and losses are determined on the specific identification method and reflected in income.

GREAT LAKES

         As noted above, the Company contributed its Appalachian assets to Great Lakes in September 1999, retaining a 50% interest in the venture. Great Lakes' proved reserves, 84% of which are natural gas, approximated 440 Bcfe at December 31, 1999. In addition, Great Lakes owns 4,700 miles of gas gathering and transportation lines and a leasehold position of nearly one million gross (984,000 net) acres. To date, the joint venture has identified over 1,400 proved drilling locations in which it owns interests within existing fields. Great Lakes has a reserve life index of 17.8 years.

INDEPENDENT PRODUCER FINANCE

         IPF acquires dollar denominated term overriding royalties in oil and gas properties from smaller producers. These royalties are accounted for as receivables because the investment is recovered from an agreed upon share of revenues until a specified rate of return is received. The portion of payments received relating to the return is recognized as income, remaining receipts reduce receivables on the balance sheet and are reported as a return of capital on the statement of cash flows. Receivables classified as current are those expected to be received within twelve months. Periodically, IPF's receivables are reviewed and provisions for amounts believed uncollectible are established. At June 30, 2000, the allowance for uncollectible receivables totaled $16.4 million. IPF income for the second quarter includes $728,000 in reversals of previously reserved amounts. During the quarter and six months ended June 30, 2000, IPF expenses were comprised of $0.3 million and $0.6 million of general and administrative costs and $0.9 million and $1.8 million of interest, respectively. During the similar 1999 periods, IPF expenses were comprised of $0.4 million and $0.8 million of general and administrative costs and $1.1 million and $2.2 million of interest, respectively. IPF recorded allowances for bad debts of $0.7 million and $(0.7) million against its revenues from its portfolio of receivables in the second quarters of 1999 and 2000, and $2.2 million and $(0.1) million for the six months ended June 30, 1999 and 2000, respectively.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for its oil and gas properties. Exploratory costs are capitalized pending determination of whether a well is successful. Exploratory costs which result in discoveries and development cost are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of 6 Mcf per barrel. The depletion rates were $0.99 and $1.23 per Mcfe in the second quarters of 1999 and 2000 and $0.98 and $1.25 per Mcfe for the six months ended June 30, 1999 and 2000, respectively. Unproved properties had a net book value of $61.8 million and $54.4 million at December 31, 1999 and June 30, 2000, respectively.

         The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", relating to the impairment of long-lived assets, certain intangibles and goodwill. This requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In the quarter ended

September 30, 1999, the Company recorded an impairment of $21 million on the Sterling Plant and in the fourth Quarter of 1999 an impairment of $6.1 million was recorded on oil and gas properties. Since January 1, 2000, no impairments have been recorded.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company's gas gathering systems are located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company sold its only gas processing facility (the "Sterling Plant") in June 2000. See Note 5.

         The Company receives fees for providing certain field services. These fees are recognized as earned. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives of one to five years. Buildings are depreciated over seven to twenty-five years.

SECURITY ISSUANCE COSTS

         Expenses associated with the issuance of debt and trust preferred securities are capitalized and included in Other Assets on the balance sheets. These costs are being amortized on the interest method over the term of the related securities. However, when a security is reacquired prior to maturity, related issuance costs are expensed.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1999 and June 30, 2000 were immaterial.

COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130 "Reporting Comprehensive Income", requiring the disclosure of comprehensive income and its components. Comprehensive income is defined as changes in stockholders' equity from nonowner sources including net income and changes in the fair value of marketable securities. The following is a calculation of comprehensive income for the quarters and six month periods ended June 30, 1999 and 2000.

                                           Three Months Ended June 30,      Six months ended June 30,
                                           ---------------------------      -------------------------
                                              1999            2000            1999            2000
                                              ----            ----            ----            ----
                                                                 (in thousands)
Net income (loss)                           $ (2,087)       $  8,735        $(11,068)       $ 13,016
Add: Change in unrealized gain/(loss)            915          (1,052)          1,491          (1,049)
Less: Realized gain/(loss)                       (86)             (3)            (88)             --
                                            --------        --------        --------        --------

Comprehensive income (loss)                 $ (1,258)       $  7,680        $ (9,665)       $ 11,967
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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. The pronouncement requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of their fair value. The Company plans to adopt SFAS No. 133 in 2001 and is currently evaluating its effects. However, its adoption is likely to increase earnings volatility.

RECLASSIFICATIONS

         Certain reclassifications have been made to the presentation of prior periods to conform with current classifications.

(3)      ACQUISITIONS

         All acquisitions have been accounted for as purchases. Purchase prices were allocated to acquired assets and liabilities based on their estimated fair value at acquisition. Acquisitions have been funded with internal cash flow, bank borrowings, and the issuance of debt and equity securities. The Company purchased various minor properties for $800,000 during the year ended December 1999 and $85,000 during the six months ended June 2000.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

         The following table presents unaudited pro forma operating results as if the Great Lakes transaction and the sale of the Sterling Plant had occurred on January 1, 1999.

                                                             Pro Forma
                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        1999             2000
                                                        ----             ----
                                                  (in thousands, except per share data)
Revenues                                             $  78,201        $  82,526
Net income (loss)                                      (36,815)          13,733
Earnings (loss) per share - basic and dilutive           (1.05)            0.38
Total assets                                           871,892          697,792
Stockholders' equity                                   100,223          145,077

The pro forma results have been prepared for comparative purposes only and do not purport to present actual results that would have been achieved had the acquisitions, divestitures and financings been made on January 1, 1999 or to be indicative of future results.

(4)      IPF RECEIVABLES

         At December 31, 1999 and June 30, 2000, IPF had net receivables of $65.4 million and $58.1 million, respectively. The receivables result from the purchase of term overriding royalty interests payable from an agreed upon share of revenues until a specified rate of return has been achieved. The royalties constitute property interests that serve as security for the receivables. The Company estimates that $14.9 million of receivables at June 30, 2000 will be repaid in the next twelve months and has classified them as current. The net receivables reflect allowances for uncollectible amounts of $17.3 million and $16.4 million at December 31, 1999 and June 30, 2000, respectively.


(5)      DISPOSITIONS

         At December 31, 1999, assets held for sale consisted of the Sterling Plant. In September 1999, when the decision to sell the plant was reached, it was determined that the plant's carrying value exceeded fair value. Consequently, an impairment of $21.0 million was recognized at that time. On June 16, 2000, the Company sold the Sterling Plant effective April 1, 2000 and recorded a $716,000 loss.

(6)      INDEBTEDNESS

         The Company had the following debt outstanding as of the dates shown. Interest rates, excluding the impact of interest rate swaps, at June 30, 2000 are shown parenthetically:

                                                       December 31,       June 30,
                                                           1999             2000
                                                           ----             ----
                                                              (in thousands)
                     SENIOR DEBT
  Credit Facility (8.9%)                                $ 140,000        $ 112,000
  Other (6.2%)                                                 14               14
                                                        ---------        ---------
                                                          140,014          112,014
  Less amounts due within one year                         (5,014)             (14)
                                                        ---------        ---------

  Senior debt, net                                      $ 135,000        $ 112,000
                                                        =========        =========

                  NON-RECOURSE DEBT
  Great Lakes (8.7%)                                    $  95,020        $  87,516
  IPF (8.6%)                                               47,500           37,000
                                                        ---------        ---------

  Non-recourse debt                                     $ 142,520        $ 124,516
                                                        =========        =========

                  SUBORDINATED NOTES
  8.75% Senior Subordinated Notes due 2007              $ 125,000        $ 125,000
  6% Convertible Subordinated Debentures due 2007          51,360           49,810
                                                        ---------        ---------

  Subordinated notes                                    $ 176,360        $ 174,810
                                                        =========        =========


SENIOR DEBT

         The Company maintains a $225 million revolving bank facility (the "Credit Facility"). The Credit Facility provides for a borrowing base which is subject to redeterminations semi-annually and under certain other conditions and is secured by oil and gas properties. On July 31, 2000, the borrowing base on the Credit Facility was $125 million of which $8 million was available. Redeterminations are based upon a variety of factors, including the discounted present value of the banks' projection of estimated future net cash flow. A redetermined borrowing base at October 1, 2000 in excess of $115 million will require the approval of all lenders, otherwise 75% approval is required. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50%. The interest rate on the Credit Facility is LIBOR plus 1.50% to 2.25%, depending on amounts outstanding. The weighted average interest rates on these borrowings, excluding interest rate swaps, were 6.93% and 8.99% for the quarters ended June 30, 1999 and 2000, and 7.05% and 8.65% for the six month periods ended June 30, 1999 and 2000, respectively.

NON-RECOURSE DEBT

         The Company consolidates half the amount outstanding under Great Lakes' $275 million revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base, which is subject to semi-annual redeterminations and is secured by oil and gas properties. On July 31, 2000, the borrowing base was $190 million of which $19 million was available. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in September 2002. The interest rate on the facility is LIBOR plus 1.50% to 2.00%, depending on amounts outstanding. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50%. The weighted average interest rate on these borrowings were 8.48% and 8.39% for the quarter and six months ended June 30, 2000, respectively.

         IPF has a $100 million revolving credit facility (the "IPF Facility"). The IPF Facility is non-recourse to Range and is secured by IPF's assets. The Facility matures in December 2002. The borrowing base under the IPF

Facility is subject to semi-annual redeterminations. On July 31, 2000, the borrowing base on the IPF Facility was $47 million of which $10.5 million was available. The IPF Facility bears interest at LIBOR plus 1.75% to 2.25% depending on amounts outstanding. Interest expense on the IPF Facility is included in IPF expenses on the Statements of Operations and amounted to $1.1 million and $0.9 million for the quarters ended June 30, 1999 and 2000, and $2.2 million and $1.8 million for the six months ended June 30, 1999 and 2000, respectively. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.39% and 8.31% for the quarters ended June 30, 1999 and 2000, and 7.26% and 8.27% for the six months ended June 30, 1999 and 2000, respectively.

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") are not redeemable until January 15, 2002. Thereafter, they are redeemable at the option of the Company, in whole or in part, at prices beginning at 104.375% of principal, declining to par in 2005. The 8.75% Notes are unsecured general obligations and are subordinated to all senior debt (as defined) including borrowings under the Credit Facility. The 8.75% Notes are guaranteed on a senior subordinated basis by the Company's subsidiaries.

         The 6% Convertible Subordinated Debentures Due 2007 (the "6% Debentures") are convertible into Common Stock at the option of the holder at any time at a price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually in January and July. The 6% Debentures mature in 2007 and are currently redeemable at a price of 104% of principal amount, declining 0.5% annually each February through 2007. The 6% Debentures are unsecured general obligations and are subordinated to all senior indebtedness (as defined), including the 8.75% Notes and the Credit Facility. In the quarter and six months ended June 30, 2000, $1,250,000 and $1,550,000 of 6% Debentures were retired at a discount in exchange for 295,904 and 385,904 shares of Common Stock, respectively. An extraordinary gain of $603,000 and $126,000 was recorded for the quarter and six months ended June 30, 2000, respectively. Through June 30, 2000, $5.2 million of the 6% Debentures have been retired at various discounts in exchange for 882,304 shares of Common Stock.

         The debt agreements contain various covenants relating to net worth, working capital maintenance, restrictions on dividends and financial ratio requirements. If certain ratio requirements are not met, payments of interest on the 5-3/4% Trust Convertible Preferred Securities (the "Trust Preferred") and/or dividends on the $2.03 Preferred would be restricted. The Company was in compliance with all such covenants at June 30, 2000. Under the most restrictive dividend covenant, the Company had the ability to pay only an additional $5.4 million of $2.03 Convertible Preferred dividends at June 30, 2000. As annual dividends on the $2.03 Convertible Preferred Stock approximate $1.9 million, such dividends may need to be suspended at some point. No decision has yet been made on this issue. The Company's Credit Facility restricts the payment of common dividends. Interest paid during the quarters ended June 30, 1999 and 2000 totaled $9.6 million and $9.6 million, and $24.4 million and $26.5 million for the six months ended June 30, 1999 and 2000, respectively. The Company does not capitalize interest expense.

(7) FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short term debt are considered to be representative of fair value because of their short maturity. The Company believes that the carrying value of its borrowings under the Credit Agreement and the Great Lakes and IPF Facilities (collectively "the Bank Facilities") approximate their fair value because of their floating rate structure.

         A portion of the Company's anticipated future crude oil and natural gas sales is periodically hedged against price risks through the use of futures, option or swap contracts. Gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to oil and gas revenue. At times, the Company also seeks to manage interest rate risk on its credit facility through the use of interest rate swap agreements. Gains and losses on such agreements are included as an adjustment to interest expense over the period covered.

         The following table sets forth the book and estimated fair values of the Company's financial instruments:

                                          December 31, 1999                  June 30, 2000
                                          -----------------                  -------------
                                                            (in thousands)

                                       Book             Fair             Book             Fair
                                       Value            Value            Value            Value
                                       -----            -----            -----            -----
Assets:
   Cash and equivalents              $  12,937        $  12,937        $     210        $     210
   Marketable securities                 5,086            4,756            2,934            1,867
   Interest rate swaps                      --              704               --              413
                                     ---------        ---------        ---------        ---------
   Total asset instruments              18,023           18,397            3,144            2,490
                                     ---------        ---------        ---------        ---------

Liabilities:
   Commodity swaps                          --              339               --           29,060
   Long-term debt                      458,894          428,708          411,326          372,296
   Trust preferred                     117,669           45,632          100,240           39,595
                                     ---------        ---------        ---------        ---------
   Total liability instruments         576,563          474,679          511,566          440,951
                                     ---------        ---------        ---------        ---------

   Net financial instruments         $(558,540)       $(456,282)       $(508,422)       $(438,461)
                                     =========        =========        =========        =========


         At June 30, 2000, the Company had open hedging contracts covering 24.6 Bcf of gas and 466,000 barrels of oil at prices ranging from $2.37 to $4.31 per Mcf and $20.35 to $27.27 per Bbl. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $29.1 million at June 30, 2000. These contracts expire monthly through March 2002. Gains or losses on hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Net losses incurred relating to these derivatives for the quarters ended June 30, 1999 and 2000 approximated $1.3 and $9.6 million, and $1.3 million and $11.2 million for the six months ended June 30, 1999 and 2000, respectively. In June 2000, the Company repriced 4.1 Bcf of natural gas hedges from an average price of $2.59 per Mmbtu to $3.00 per Mmbtu. In exchange for such repricing, the Company hedged an average of 22,700 Mmbtu's per day from April 2001 through March 2002 at an average price of $3.20 per Mmbtu. While the Company's payment requirement for the repriced hedges was affected, under generally accepted accounting principles the $6.0 million of estimated net losses on the repriced hedging transactions will be recorded in the period in which they would have been recorded if the repricing had not occurred. Additionally, a deferred loss and associated liability of $6.0 million were recorded on the balance sheet at June 30, 2000. Following is a schedule of the effect of the Company's hedge position at June 30, 2000 including the repriced hedges.

                              Hedging Gain (Loss) Exposure
                                    at June 30, 2000
                                    ----------------

                              Impact on        Repricing's
                              Oil & Gas         Impact on      Impact on
Quarter Ended                  Revenue        Cash Flow(1)     Cash Flow
-------------                  -------        ------------     ---------
September 30, 2000             $(18,872)       $  4,559        $(14,313)
December 31, 2000                (6,437)            794          (5,643)
March 31, 2001                   (3,494)            665          (2,829)
June 30, 2001                                    (1,747)         (1,747)
September 30, 2001                               (1,503)         (1,503)
December 31, 2001                                (1,633)         (1,633)
March 31, 2002                                   (1,392)         (1,392)
                               --------        --------        --------
                     Net       $(28,803)       $   (257)       $(29,060)
                               ========        ========        ========

(1)  Includes minor price variations from repricing to June 30

         Interest rate swap agreements are accounted for on the accrual basis. Income or expense resulting from these agreements is recorded as an adjustment to interest expense in the period covered. At June 30, 2000, the Company had $60 million of borrowings subject to three interest rate swap agreements at rates of 4.82%, 5.64% and 5.59% expiring in September 2000, October 2000 and October 2001, respectively. The interest rate swaps may be extended at the counterparties' option for two years. Given current interest rates, extensions are considered unlikely. The agreements require that the Company pay the counterparty interest at the above rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. The 30-day LIBOR rate on June 30, 2000 was 6.64%. The fair value of the interest rate swap agreements at June 30, 2000, is based on then current quotes for equivalent agreements. As discussed in
Note 6, interest on the Credit Facility is based on LIBOR plus an Applicable Margin (as defined).

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

         In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for monetary damages. In September 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represented a settlement in principle. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain agreed to pay court-awarded fees and expenses of plaintiffs' counsel in an amount not to exceed $300,000. The settlement is subject to court approval and certain other conditions that may not be satisfied.

         In March 2000, a tornado struck the Company's headquarters in Fort Worth. The Company has temporarily relocated to 801 Cherry Street in Fort Worth. Losses not covered by insurance are expected to be immaterial.

(9)      EQUITY AND TRUST SECURITIES

         In October 1997, the Lomak Financing Trust (the "Trust"), a special purpose affiliate, issued $120 million of Trust Preferred, represented by 2,400,000 shares of Trust Preferred priced at $50 a share. Each Trust Preferred share is convertible at the holder's option into 2.1277 shares of Common Stock, representing a conversion price of $23.50 per share.

         The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by the Company (the "Junior Debentures"). The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Trust Preferred mature in November 2027. The Junior Debentures and the related Trust Preferred may be redeemed in whole or in part, on or after November 4, 2000 at a price of 104.025% of principal. The redemption price declines annually through 2007, when it reaches par. If any Junior Debentures are redeemed prior to maturity, the Trust must simultaneously redeem an equal amount of Trust Preferred.

         The Company has guaranteed the payments on the Trust Preferred only to the extent the Trust has funds available. Such guarantee, when taken together with Range's obligations under the Junior Debentures and related indenture and declaration of trust, provide a full and unconditional subordinated guarantee of the Trust Preferred. The accounts of the Trust are included in Range's consolidated financial statements after appropriate eliminations of intercompany balances. Distributions on the Trust Preferred are recorded as interest expense on the Consolidated Statements of Operations and are deductible for tax purposes. These distributions are subject to limitations in the Credit Facility as described in Note 6, herein.

         During the quarter and six months ended June 30, 2000, $11.3 million and $17.4 million of Trust Preferred were exchanged for 1,479,170 and 2,425,217 shares of Common Stock, respectively. Extraordinary gains of $6.9 million and $10.5 million, respectively, were recorded as the Trust Preferred was retired at a discount. Through June 30, 2000, $19.8 million of Trust Preferred had been exchanged for 2.6 million shares of Common Stock.

         In November 1995, the Company issued 1,150,000 shares of $2.03 convertible exchangeable preferred stock (the "$2.03 Preferred") for $28.8 million. The $2.03 Preferred is convertible into 2.632 shares of Common Stock representing a conversion price of $9.50 per common share, subject to adjustment in certain events. The $2.03 Preferred shares are currently redeemable at the option of the Company, at a price of $26.00 per share, declining $0.25 each November 1st through 2003. At the option of the Company, the $2.03 Preferred is exchangeable for 8 1/8% Convertible Subordinated Notes subject to the same redemption and conversion terms as the $2.03 Preferred. In the quarter and six months ended June 30, 2000, $2.8 million and $5.9 million of the $2.03 Preferred was retired for 880,000 and 1,661,869 shares of Common Stock. In total, $5.9 million of the $2.03 Preferred has been retired through June 30, 2000. No gain on the exchange was included in net income as the $2.03 Preferred is an equity security; however, the gain was included in income available to common shareholders. See Note 13, herein.

         In May 2000, Shareholders approved an increase in the number of authorized shares of Common Stock from 50 million to 100 million.

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                  1999              2000
                                                                                -------           -------
Supplemental disclosures of non-cash investing and financing activities:

    Common stock issued in connection with benefit plans                         $  375          $   311
    Common stock exchanged for convertible securities                             3,356           11,312

(10)     STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans (two of which are currently active) and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers, and employees pursuant to decisions of the Compensation Committee of the Board. Information with respect to the stock option plans is summarized below:

                                       1999             1989           Directors'           Domain
                                      Option           Option            Option             Option
                                       Plan             Plan              Plan               Plan           Total
                                       ----             ----              ----               ----           -----
Outstanding at December 31, 1999       60,000         2,496,482           168,000           563,267         3,287,749
Granted                               623,200                --            48,000                --           671,200
Exercised                                  --          (215,075)               --                --          (215,075)
Expired/Cancelled                      (2,500)       (1,098,037)          (67,200)         (215,605)       (1,383,342)
                                   ----------        ----------        ----------        ----------        ----------
Outstanding at June 30, 2000          680,700         1,183,370           148,800           347,662         2,360,532
                                   ==========        ==========        ==========        ==========        ==========


         In May 1999, Shareholders approved the 1999 Stock Incentive Plan (the "1999 Option Plan") providing for the issuance of options on up to 1.4 million shares of Common Stock. All options issued under the 1999 Option Plan vest 25% per year beginning one year after grant and expire in 10 years. During the six months ended June 30, 2000, 623,200 options were granted under this plan at exercise prices ranging from $1.9375 to $2.6875. Prior to those grants, 60,000 options were outstanding at a price of $2.6250 to $18.000.

         The Company also maintains the 1989 Stock Option Plan (the "1989 Option Plan") which authorized the issuance of options on up to 3.0 million shares of Common Stock. No options have been granted under this plan since the adoption of the 1999 Option Plan. All options issued under the 1989 Option Plan vest 30% after one year, 60% after two years and 100% after three years and expire in 5 years. At June 30, 2000, 1,183,370 options are outstanding under the 1989 plan at exercise prices ranging from $2.8125 to $16.8750.

         In 1994, Shareholders approved the 1994 Directors Stock Option Plan (the "Directors' Option Plan") in which only non-employee Directors may participate. In May 2000, Shareholders approved an increase in the number of options which could be issued under this Plan to 300,000 shares, extended the term of the options to ten years and extended the vesting period to four years. A total of 148,800 options are outstanding under the 1989 plan at exercise prices ranging from $2.8125 to $16.8750.

         In the Domain acquisition, the Domain's stock option plan (the "Domain Option Plan") was adopted. Since that time, no options have been granted under this plan and existing options became exercisable into Range Common Stock. A total of 347,662 options are outstanding at prices ranging from $0.01 to $3.46.

         In total, 2,360,532 options are outstanding at exercise prices ranging from $0.01 to $18.00.

         In 1997, Shareholders approved the 1997 Stock Purchase Plan (the "Stock Purchase Plan") authorizing the sale of up to 900,000 shares of Common Stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Through June 30, 2000, all purchase rights have been granted at 75% of market value. In May 2000, Shareholders approved an increase in the number of shares authorized for issuance under the Stock Purchase Plan to 1,250,000.

 (11)    BENEFIT PLAN

         The Company maintains a 401(k) Plan for the benefit of its employees. The Plan permits employees to contribute up to 15% of their salary on a pre-tax basis. The Company makes discretionary contributions to the 401(k) Plan annually. In 1999, the Company contributed $900,000 of Common Stock (valued at market) to the 401(k) Plan.

(12)     INCOME TAXES

         The Company's federal income tax provision for the six months ended June 30, 1999 and 2000, respectively, was $170,000 and $(1.1) million. The $(1.1) million second quarter provision represents the reversal of a prior estimate. The Company follows FAS Statement No. 109, "Accounting for Income Taxes" pursuant to which the liability method is used in accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse. At June 30, 2000, the Company had a $21.3 million deferred tax asset. As utilization of this asset is dependent on future taxable income and sufficient uncertainty exists regarding the amount and timing of future taxable income, a valuation allowance sufficient to bring the book value of the deferred tax asset to zero has been recorded at June 30, 2000.

         The Company has entered into several business combinations which collectively resulted in the recording of deferred tax assets and liabilities of $7.7 million and $38.3 million, respectively. The Company experienced a change of control in 1988 as defined by the Internal Revenue Code. As a result of this event and the Domain acquisition, there are limitations on the Company's ability to utilize net operating loss carryovers. At December 31, 1999, the Company had net operating loss carryovers of $127 million and alternative minimum tax net operating loss ("NOLs") carryovers of $113 million that expire between 2000 and 2014. In general terms, NOLs generated in prechange of control years can be utilized up to $10.6 million per year, while NOLs generated post change of control are not limited. The Company also has a statutory depletion carryover of $4.9 million and an alternative minimum tax credit carryover of $0.7 million, which are not subject to limitations or expiration.

(13)     EARNINGS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                       June 30,
                                                                --------                       --------
                                                         1999            2000             1999           2000
                                                         ----            ----             ----           ----
Numerator:
    Net income (loss) before extraordinary item        $ (4,517)       $  1,753        $(13,498)       $  2,501
    Gain on retirement of $2.03 Preferred Stock              --           1,210              --           2,324
    Preferred stock dividends                              (584)           (464)         (1,167)           (985)
                                                       --------        --------        --------        --------
    Numerator for earnings per common share,
        before extraordinary item                        (5,101)          2,499         (14,665)          3,840
    Extraordinary item
    Gain on retirement of securities                      2,430           6,982           2,430          10,515
                                                       --------        --------        --------        --------
    Numerator for earnings per common share              (2,671)          9,481         (12,235)         14,355
    Effect of dilutive securities:
      Preferred stock dividends                              --              --              --              --
                                                       --------        --------        --------        --------
      Numerator for earnings per common
         share - assuming dilution                     $ (2,671)       $  9,481        $(12,235)       $ 14,355
                                                       ========        ========        ========        ========

Denominator:
    Denominator for earnings per common
      share - weighted average shares                    36,619          41,005          36,442          40,006
    Effect of dilutive securities:
      Employee stock options                                 --             135              --             135
    Dilutive potential common shares                         --              --              --              --
                                                       ========        ========        ========        ========
      Denominator for diluted earnings per share
      Adjusted weighted-average shares and
          assumed conversions                            36,619          41,140          36,442          40,141
                                                       ========        ========        ========        ========

Earnings (loss) per share, before
         extraordinary items - basic and diluted       $  (0.14)       $   0.06        $  (0.40)       $   0.10

                                                       ========        ========        ========        ========
Earnings (loss) per share - basic and diluted          $  (0.07)       $   0.23        $  (0.34)       $   0.36
                                                       ========        ========        ========        ========


         A total of 134,752 stock options were included in the computation of diluted earnings per share. All remaining stock options, the 6% Debentures and the $2.03 Preferred were not included in the computation because their inclusion would have been antidilutive.

         The Company has and will continue to consider exchanging Common Stock or other equity linked securities for certain of its fixed income securities at a discount. Existing common stockholders may be materially diluted if substantial exchanges are consumated. The extent of dilution will depend on the number of shares and price at which Common Stock is issued, the price at which newly issued securities are convertible into Common Stock, and the price at which fixed income securities are acquired.

(14)     MAJOR CUSTOMERS

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts which are cancelable within 30 days. Prior to hedging, approximately 97% of the Company's gas production is currently sold under market sensitive contracts. Oil purchasers may be changed on 30 days notice. The price received is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on a basis of price and service. For the six months ended June 30, 2000, one customer accounted for 10% or more of total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company.

         Great Lakes sells its gas production to FirstEnergy on a negotiated basis. While Great Lakes may sell gas to third parties, such arrangements must be contracted through FirstEnergy and FirstEnergy has the right to match any such arrangements.

(15)     OIL AND GAS ACTIVITIES
         The following summarizes selected information with respect to oil and gas producing activities:

                                         December 31,       June 30,
                                            1999             2000
                                               (in thousands)
Oil and gas properties:
    Subject to depletion                 $ 914,173        $ 927,491
    Unproved                                61,812           54,432
                                         ---------        ---------
        Total                              975,985          981,923
    Accumulated depletion                 (383,622)        (411,780)
                                         ---------        ---------
        Net oil and gas properties       $ 592,363        $ 570,143
                                         =========        =========

                                 Year Ended     Six Months Ended
                                 December 31,    June 30,
                                    1999          2000
                                    ----          ----
                                       (in thousands)
Costs incurred:
    Acquisition                    $   846       $    85
    Development                     33,808        11,401
    Exploration                      3,604         4,395
                                   -------       -------
        Total costs incurred       $38,258       $15,881
                                   =======       =======

Acquisition costs in 1999 do not reflect $68 million of value associated with the Company receiving a 50% interest in the reserves contributed by FirstEnergy to Great Lakes. The Company's share of such reserves was 81.6 Bcfe.

(16)     INVESTMENT IN GREAT LAKES

         As described in Note 2, the Company owns 50% of Great Lakes and consolidates its interest in the joint venture's assets, liabilities, revenues and expenses. The operations of Great Lakes were not reflected in the June 30, 1999 financial statements because the joint venture had not yet been formed. The following table summarizes the Company's interest in selected financial data from Great Lakes' unaudited financial statements at or for the six month period ended June 30, 2000.

                                                               June 30, 2000
                                                              (in thousands)
                                                              ----------------
Current assets                                                       $  9,172
Oil and gas properties, net                                           142,066
Transportation, and field assets, net                                  18,030
Other assets                                                              868
Current liabilities                                                     7,096
Long-term debt                                                         87,516
Members' equity                                                        75,521
Revenues                                                               22,219
Net income                                                              2,478

(17)     EXTRAORDINARY ITEM

         During the six months ended June 30, 2000, 2,811,121 shares of Common Stock were exchanged for $17.4 million of Trust Preferred and $1.6 million of 6% Debentures. In connection with these exchanges, a $10.5 million extraordinary gain was recorded because the Trust Preferred and 6% Debentures were retired at a discount. In addition, 1,661,869 shares of Common Stock were exchanged for $5.9 million of the $2.03 Preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000, the Company spent $15.9 million on development, exploration and acquisitions, and debt decreased by $47.6 million to $411.3 million. At June 30, 2000, the Company had $210,000 in cash, total assets of $700 million and a debt to book capitalization ratio of 62.3%. The $12.7 million decline in cash from December 31, 1999 was in part a result of the Company's focus on reducing Credit Facility outstandings and associated interest cost. The unused borrowing base available to the Company at June 30, 2000 was $13 million.

         Long-term debt at June 30, 2000 totaled $411.3 million and included $112.0 million of borrowings under the Credit Facility, $87.5 million under the non-recourse Great Lakes Facility, $37 million under the non-recourse IPF Facility, $125.0 million of 8.75% Senior Subordinated Notes and $49.8 million of 6% Convertible Subordinated Debentures.

         During the six months ended June 30, 2000, 2,811,121 shares of Common Stock were exchanged for $17.4 million of Trust Preferred and $1.6 million of 6% Debentures. A $10.5 million extraordinary gain was recorded as the Trust Preferred and 6% Debentures were acquired at a discount. In addition, 1,661,869 shares of Common Stock were exchanged for $5.9 million of the $2.03 Preferred Stock.

         In September 1999, the Company decided to sell the Sterling Plant and reduced the carrying value of the plant to its fair value. Accordingly, an impairment of $21.0 million was recorded. The sale of the plant in June 2000 resulted in a loss of $716,000.

         The Company currently believes its capital resources will be adequate to meet the requirements of its business for the next twelve months. However, future cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain planned capital expenditures.


Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. Decreases in prices and lower production at certain properties reduced cash flow sharply in early 1999 and resulted in the reduction of the Company's borrowing base. Simultaneously, the Company sharply reduced its acquisition, development and exploration spending. While the $15.9 million of capital expenditures for the six months ended June 30, 2000, were funded with internal cash flow, the amount expended was not sufficient to fully replace production. Proved reserves declined during 1999 and, except for the impact of higher prices, reserves would have declined in the six months ended June 30, 2000.

         Net cash provided by operations for the six month periods ended June 30, 1999 and 2000 was $18.5 million and $18.7 million, respectively. Cash flow from operations remained flat as higher prices, a decrease in direct operating costs and lower interest expense, offset the decline in production and the increase in general and administrative expense.

         Net cash provided by (used in) investing for the six months ended June 30, 1999 and 2000 was $(8.9) million and $15 million, respectively. Investing activities for these periods are comprised primarily of additions to oil and gas properties, proceeds from the asset sales, and, to a minor extent, IPF investments and exploration.

         Net cash used in financing for the six months ended June 30, 1999 and 2000 was $4.9 million and $46.4 million, respectively. During the first six months of 2000, recourse debt decreased by $29.6 million and total debt decreased by $47.6 million. The reduction in debt was the result of applying excess cash flow and proceeds from the sale of assets to debt repayment and exchanges of Common Stock for debt securities. In addition, the amount of

Trust Preferred outstanding decreased $17.4 million in the same period due to exchanges of such securities into Common Stock.

Capital Requirements

         During the six months ended June 30, 2000, $15.9 million of capital was expended, primarily on development projects. In an effort to reduce debt, the Company manages its capital budget with a goal of fully funding it with internal cash flow. Development and exploration activities are highly discretionary, and management expects such activities to be maintained at levels below internally generated cash flow. Remaining cash flow should be available for debt repayment. See "Business--Development and Exploration Activities."

Bank Facilities

         The Credit Facility is secured by oil and gas properties. At July 31, 2000, the borrowing base on the Credit Facility was $125 million of which $8 million was available. The borrowing base is subject to redetermination each April and October, as well as under special circumstances. The borrowing base is dependent on a number of factors, including the lenders' discounted present value of estimated future net cash flow from production. Any borrowing base in excess of $115 million on October 1, 2000 will require unanimous approval. One equal to or less than $115 million will require 75% approval.

         The Company plans to reduce outstandings under the Credit Facility through operating cash flow and possibly, further asset sales. During the six months ended June 30, 2000, the Company sold properties and used the $22.9 million of proceeds to reduce outstandings under the Credit Facility. Subsequent to June 30, 2000, the Company has realized an additional $1.9 million of proceeds from property sales. The Company is considering the sale of certain other non-strategic assets. However, there are currently no agreements to sell any material assets.

         The Company consolidates 50% of amounts outstanding under Great Lakes's $275 million revolving bank facility (the "Great Lakes Facility"). However, the Facility is non-recourse to Range. The Great Lakes Facility provides for a borrowing base which is subject to semi-annual redeterminations and is secured by virtually all of the joint venture's assets. At July 31, 2000, the borrowing base on the Great Lakes Facility was $190 million of which $19 million was available. The borrowing base is subject to a semi-annual redeterminations in April and October. Borrowing base redeterminations require the approval of all lenders.

         IPF maintains a $100 million revolving credit facility (the "IPF Facility"). The Facility is secured by substantially all of IPF's assets and is non-recourse to Range. The borrowing base under the IPF Facility is subject to semi-annual redeterminations in April and October. On July 31, 2000, the borrowing base on the IPF Facility was $47 million of which $10.5 million was available.

Oil and Gas Hedging

         The Company regularly enters into futures, option and swap contracts to reduce the effects of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge price and limit volatility. The Company's policy is to hedge no more than 80% of its production in any twelve month period. At June 30, 2000, the Company had open hedges covering 24.6 Bcf of gas and 466,000 barrels of oil. The contracts are at prices ranging from $2.37 to $4.31 per Mmbtu and from $20.35 to $27.27 per Bbl. While these transactions have no carrying value, the mark-to-market exposure under these contracts at June 30, 2000 would represent a net loss of approximately $29.1 million. The contracts expire monthly through March 2002. Gains or losses on hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Losses relating to derivatives for the six months ended June 30, 1999 and 2000 approximated $1.3 and $11.2 million, respectively. On June 21, 2000, 4.1 Bcf of natural gas hedges were repriced from an average price of $2.59 per Mmbtu to $3.00 per Mmbtu. In exchange, the Company hedged an average of 22,700 Mmbtu's per day from April 2001 through March 2002 at an average price of $3.20 per Mmbtu. While the payment requirements for the repriced hedges were affected, the $6.0 million of estimated net losses on these hedging transactions will be recorded in the month such losses would have been recorded had the repricing not occurred. A deferred loss and associated liability of $6.0 million was recorded by the Company on the June 30, 2000 balance sheet. See Note 7 for a table that summarizes the effect of the Company's hedge position at June 30, 2000, including the repriced hedges.

Interest Rate Hedging

         At June 30, 2000, Range had $411.3 million of debt outstanding. Of this amount, $174.8 million bears interest at fixed rates averaging 8.0%. The remaining $236.5 million of debt bears interest at floating rates which averaged 8.7% at June 30th. At June 30, 2000, the Company had three interest rate swap agreements covering $60 million of aggregate principal at rates of 4.82%, 5.64% and 5.59%. These agreements expire in September 2000, October 2000 and October of 2001, respectively. The interest rate swaps may be extended at the counterparties' option for two years. However, given current interest rates, they are not expected to be extended. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and require the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on June 30, 2000 was 6.64%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at June 30, 2000 would cost the Company approximately $2.4 million on an annual basis.

Capital Restructuring Program

         As more fully described in Note 1 herein, the Company has undertaken a number of initiatives including the sale of assets and the exchange of Common Stock for fixed rate securities. These initiatives resulted in reducing parent company bank debt to $112 million and total debt to $411.3 million at June 30, 2000. While the Company currently believes it has sufficient liquidity and cash flow to meet its obligations for the next twelve months, a drop in oil and gas prices or a reduction in production or reserves would reduce the Company's ability to fund capital expenditures and meets its obligations. Such changes could also have a detrimental effect on the Company's ability to complete a restructuring.



INFLATION AND CHANGES IN PRICES

         The Company's revenues and the value of its assets have been and will continue to be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During the first six months of 2000, the Company received an average of $20.87 per barrel of oil and $2.59 per Mcf of gas after hedging. Although certain of the Company's costs and expenses are affected by the general inflation, inflation does not normally have a significant effect on it. Should conditions in the oil industry continue to improve, inflationary pressures specific to the industry may accelerate.

RESULTS OF OPERATIONS

Comparison of 2000 to 1999

         Quarters Ended June 30, 1999 and 2000

         The Company reported net income for the second quarter of 2000 of $8.7 million, as compared to a net loss of $2.1 million for the comparable period in 1999. Net income in the quarter ended June 30, 2000 included $7.0 million extraordinary gains on Trust Preferred and 6% Debentures retired at a discount. Oil and gas revenues were flat for the quarter then ended as compared to the similar period in 1999. Production decreased to 151,000 Mcfe per day, a 24% decrease from the 1999 quarter. The decline was primarily attributable to the Great Lakes transaction and the effect of asset divestitures. Revenues benefited from a 33% increase in average price received per Mcfe to $2.75 partially offset by a 24% decrease in production. The average oil price increased 45% to $21.98 per barrel and average gas prices increased 24% to $2.47 per Mcf. Production expenses decreased 16.6% to $9.0 million in the quarter versus $10.8 million in the comparable 1999 period largely as a result of the Great Lakes transaction. The average operating cost per Mcfe produced rose from $0.61 in 1999 to $0.67 in the first half of 2000.

         Transportation, processing and marketing revenues decreased slightly to $1.5 million for the quarter ended June 30, 2000 due to higher processing revenues caused by higher natural gas liquids prices offset by the effect of the sale of the Sterling gas plant effective in April 2000. IPF income of $3.1 million consisted of the return portion of its royalties and a $728,000 reversal of reserves previously provided for uncollectible amounts. The results represented a 50% increase over the 1999 period. During the quarter ended June 30, 2000, IPF expenses included $0.3 million of administrative costs and $0.9 million of interest.

         Exploration expense increased to $541,00, an increase of $109,000 from the second quarter of 1999.

         General and administrative expenses increased 34.1% to $2.4 million in the second quarter of 2000. The increase primarily resulted from the decision to no longer capitalize any overhead beginning in July 1999. In the second quarter of 1999, $0.5 million of general and administrative expenses were capitalized.

         Interest and other income decreased $2.2 million primarily due to losses incurred on the sale of assets of $1.6 million compared to gains of $0.8 million in the 1999 period. Interest expense decreased 17.1% to $10.2 million primarily as a result of the lower average outstandings partially offset by higher interest rates. The average outstanding balances on the Credit Facility were $371 million and $136 million, for the quarter ended June 30, 1999 and 2000, respectively, and the weighted average interest rates were 7.0% and 9.0%.

         Depletion, depreciation and amortization ("DD&A") decreased 12.5% from the second quarter of 1999 due to lower production. However, lower proved reserves caused the Company's depletion rate to increase from $0.96 to $1.23 per Mcfe. The Company currently estimates that its DD&A rate for the remainder of 2000 will approximate $1.28 per Mcfe. The Company's high DD&A rate will make it difficult to sustain profitability if energy prices decline materially.

         Six Month periods ended June 30, 1999 and 2000

         The Company reported net income of $13.0 million as compared to a loss of $11.1 million for the comparable six month periods ended June 30, 2000 and 1999, respectively. Net income in the six months ended June 30, 2000 included $10.5 million extraordinary gains on Trust Preferred and 6% Debentures retired at a discount. Oil and gas revenues increased 8.1% to $76.8 million for the six months ended June 30, 2000 as compared to the similar period in 1999. Production decreased to 150,600 Mcfe per day, a 25% decrease from the 1999 period. The decline was primarily attributable to the Great Lakes transaction and the effect of asset divestitures. Revenues benefited from a 44% increase in average price received per Mcfe to $2.80 partially offset by a 16% decrease in production. The average oil price increased 61% to $20.87 per barrel and average gas prices increased 34% to $2.59 per Mcf. Production expenses decreased 17.3% to $18.3 million versus $22.1 million in the comparable 1999 period largely as a result of the Great Lakes transaction. The average operating cost per Mcfe produced rose from $0.61 in 1999 to $0.67 in the first half of 2000.

         Transportation, processing and marketing revenues decreased slightly to $3.5 million for the six month period ended June 30, 2000 due to higher processing revenues caused by higher natural gas liquids prices offset by the effect of the sale of the Sterling gas plant effective April 1, 2000. IPF income of $5.0 million consisted of the return portion of its royalties and a $727,000 reversal of reserves previously provided for uncollectible amounts. The results represented a 46% increase over the 1999 period. During the six months ended June 30, 2000, IPF expenses included $0.6 million of administrative costs and $1.8 million of interest.

         Exploration expense of $1.4 million was comparable with the 1999 period.

         General and administrative expenses increased 27% to $4.7 million. The increase primarily resulted from the decision to no longer capitalize any overhead beginning in July 1999. In the comparable period of 1999, $0.9 million of general and administrative expenses were capitalized.

         Interest and other income decreased $3.1 million primarily due to losses incurred on the sale of assets of $1.9 million compared to gains of $1.5 million in the 1999 period. Interest expense decreased 15.7% to $20.6 million primarily as a result of the lower average outstandings partially offset by higher interest rates. The average outstanding balances on the Credit Facility were $370 million and $140 million, for the six months ended June 30, 1999 and 2000, respectively, and the weighted average interest rates were 6.9% and 8.7%.

         DD&A decreased 4.6% from the 1999 period due to lower production. However, lower proved reserves caused the Company's depletion rate to increase from $0.98 to $1.25 per Mcfe. The Company currently estimates that its DD&A rate for the remainder of 2000 will approximate $1.28 per Mcfe. The Company's high DD&A rate will make it difficult to sustain profitability if energy prices decline materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         As of June 30, 2000, Range had financial oil and gas price hedging instruments in place that represented approximately 466,000 barrels of oil production and approximately 24.6 Bcf of gas production. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $29.1 million at June 30, 2000. These contracts expire monthly through March 2002 on gas and through December 2000 on oil. The gains or losses on the Company's hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. The resulting transaction gains and losses are determined monthly and are included in net income in the period the hedged production or inventory is sold. Net gains or (losses) incurred relating to these derivatives for the six months ended June 30, 1999 and 2000 approximated $1.3 million and $11.2 million, respectively.

         The Company seeks to reduce the volatility of its oil and gas revenue through hedging transactions. Should the price of a commodity decline, the revenue received from the sale of the product declines to a corresponding extent. The decline in revenue is then partially offset based on the amount of product hedged and the hedge price. In the second quarter 2000, a 10% reduction in oil and gas prices would have reduced revenue received by $4.4 million, which would have been largely offset by a reduction in hedging losses of $3.9 million. In addition, the June 30, 2000 hedging loss exposure would have been reduced by $11.4 million.

         At June 30, 2000, Range had $411.3 million of debt outstanding. Of this amount, $174.8 million bears interest at fixed rates averaging 8.0%. The remaining $236.5 million of debt bears interest at floating rates which averaged 8.7% for the six months then ended. At June 30, 2000, the Company had three interest rate swap agreements covering $60 million of aggregate principal at rates of 4.82%, 5.64% and 5.59% which expire in September 2000, October 2000, and October 2001, respectively. The interest rate swaps may be extended at the counterparties' option for two years. However, given current interest rates, they are not expected to be extended. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and require the counterparty to pay the Company interest at the 30-day LIBOR rate. The closing 30-day LIBOR rate on June 30, 2000 was 6.64%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at June 30, 2000 would cost the Company approximately $2.4 million on an annual basis.

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

         In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for monetary damages. In September 1998, the parties executed a Memorandum of Understanding (the "MOU"), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys' fees and expenses of the plaintiffs' counsel in an amount not to exceed $300,000. The settlement in principle is subject to court approval and certain other conditions that have not been satisfied.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable

         (b)      Not applicable

         (c) At various times during the quarter ended June 30, 2000, Range issued common stock in exchange for certain of Range's convertible securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the quarter ended June 30, 2000, a total of $1.25 million face value of the 6% Debentures were retired in exchange for 295,904 shares of common stock, a total of $11.25 million of the Trust Preferred were retired in exchange for 1,479,170 shares of common stock and a total of $2.75 million face value of $2.03 Preferred was retired in exchange for 880,000 shares of common stock.

         (d)      Not applicable.

Item 3.           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders


         On May 24, 2000, the Company held its Annual Meeting of Stockholders. At such meeting Robert E. Aikman, Anthony V. Dub, Thomas J. Edelman, Allen Finkelson, Ben A. Guill, Jonathan S. Liner, and John H. Pinkerton were reelected as Directors of the Company. In June 2000, Ben A. Guill resigned and James E. McCormick was elected to the Board.

         At the Annual Meeting the shareholders approved the following:

                  1. An increase in the number of authorized Common shares to 100 million.

                  2. An increase in the Common shares authorized for issuance under the Company's Stock Purchase Plan to 1,250,00 shares.

                  3. An Amendment to the Company's Directors Option Plan extending the term of the options to ten years and extending the vesting period to four years.

                  4. An increase in the number of Common shares authorized for issuance under the Directors Option Plan to 300,000 shares.

                                                                                   Broker
                                                                                    Non
    Results of Voting:       Votes For         Against       Abstentions           Votes
    ------------------       ---------         -------       -----------           -----
1. Directors
   Robert E. Aikman         33,836,570        3,953,650                0                0
   Anthony V. Dub           33,834,763        3,955,457                0                0
   Thomas J. Edelman        33,808,773        3,981,447                0                0
   Allen Finkelson          33,833,091        3,957,129                0                0
   Ben A. Guill             33,702,010        4,088,210                0                0
   Jonathan S. Linker       33,711,877        4,078,343                0                0
   John H. Pinkerton        33,789,858        4,000,362                0                0

                                                                                                        Broker
                                                                                                         Non
                                                 Votes For          Against         Abstentions         Votes
                                                 ---------          -------         -----------         -----
2. Increase in authorized shares to
    100,000,000                                  32,563,414        5,115,491          111,315                0

3. Increase in authorized shares under
    the Company 1997 Stock Purchase
    Plan to 1,250,000                            33,216,251        4,362,136          211,833                0

4. Increase in the term from five to ten
    years and vesting period from three to
    four years under the 1994 Outside
     Directors Stock Option Plan                 32,741,024        5,774,297          274,899                0

5. Increase in the number of shares
    authorized under the 1994 Outside
    Directors Stock Option Plan                  32,331,662        5,166,758          291,800                0

Item 5.           Not applicable

Item 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The items listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

                  (b)      Reports on Form 8-K - None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                               RANGE RESOURCES CORPORATION



                                               By:      /s/ Eddie M. LeBlanc
                                                  ------------------------------
                                                        Eddie M. LeBlanc
                                                        Chief Financial Officer





August 8, 2000

                                  EXHIBIT INDEX

                                                                                               Sequentially
   Exhibit Number                            Description of Exhibit                            Numbered Page
---------------------     --------------------------------------------------------------     ------------------
         3                Amendment to Certificate of Incorporation filed May 25, 2000

        4.1               1997 Stock Purchase Plan (incorporated by reference to the
                          Company's Registration Statement No. 333-40380)

        4.2               1997 Stock Purchase Plan - Amendment No. 1 (incorporated by reference to the Company's Registration Statement No.
                          333-40380)

        4.3               1997 Stock Purchase Plan - Amendment No. 2 (incorporated by reference to the Company's Registration Statement No.
                          333-40380)

        4.4               1997 Stock Purchase Plan - Amendment No. 3 (incorporated by reference to the Company's Registration Statement No.
                          333-40380)

        4.5               1994 Outside Directors Stock Option Plan (incorporated by
                          reference to the Company's Registration Statement No.
                          333-40380)

        4.6               1994 Outside Directors Stock Option Plan - Amendment No. 1
                          (incorporated by reference to the Company's Registration
                          Statement No. 333-40380)

        4.7               1994 Outside Directors Stock Option Plan - Amendment No. 2
                          (incorporated by reference to the Company's Registration
                          Statement No. 333-40380)

        4.8               1994 Outside Directors Stock Option Plan - Amendment No. 3
                          (incorporated by reference to the Company's Registration
                          Statement No. 333-40380)

        4.9               1994 Outside Directors Stock Option Plan - Amendment No. 4
                          (incorporated by reference to the Company's Registration
                          Statement No. 333-40380)

        10.1              Purchase and Sale Agreement - Dated April 20, 2000 between
                          Range Pipeline Systems, L.P. as Seller and Conoco Inc., as
                          Buyer                                                                     29

        10.2              Gas Purchase Contract - Dated July 1, 2000 between Range
                          Production I, L.P. as Seller and Conoco Inc., as Buyer                    57

        10.3              Second Amendment to Credit Agreement                                      66

        10.4              Application Service Provider and Outsourcing Agreement -
                          Dated June 1, 2000 between Range Resources and Applied
                          Terravision Systems Inc.                                                  76

         27               Financial Data Schedule