Form 10-Q
period 2000-09-30
RANGE RESOURCES CORP
filed 2000-11-06
CIK 315852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

{x}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______ to ________

Commission File Number 0-9592

RANGE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	34-1312571

(State of incorporation)	(I.R.S. Employer

Identification No.)

500 Throckmorton Street, Suite 1900, Ft. Worth, Texas	76102

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (817) 870-2601

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

46,540,044 Common Shares were outstanding on November 3, 2000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s 1999 Form 10-K. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations.

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	September 30,
	1999	2000

		(Unaudited)
Assets

Current Assets

Cash and equivalents	$12,937	$1,576

Accounts receivable, net	21,646	28,705

IPF receivables (Note 4)	12,500	12,782

Inventory and other	9,130	6,014

Deferred hedging (Note 7)	—	1,459

Assets held for sale (Note 5)	19,660	—

	75,873	50,536

IPF receivables, net (Note 4)	52,913	39,158

Oil and gas properties, successful efforts method	975,985	995,757

Accumulated depletion	(383,622)	(425,577)

	592,363	570,180

Transportation and field assets (Note 15)	33,777	33,130

Accumulated depreciation	(10,572)	(11,423)

	23,205	21,707

Other (Note 2)	8,014	5,919

	$752,368	$687,500

Liabilities and Stockholders’ Equity
Current liabilities

Accounts payable	$23,925	$21,114

Accrued liabilities	16,074	16,680

Accrued interest	8,635	4,409

Current portion of long-term debt (Note 6)	5,014	14

	53,648	42,217

Senior debt (Note 6)	135,000	99,900

Non-recourse debt (Note 6)	142,520	120,012

Subordinated notes (Note 6)	176,360	165,660

Commitments and contingencies (Note 8)
Company-obligated preferred securities of subsidiary trust (Note 6)	117,669	97,340

Stockholders’ equity (Notes 9 and 10)

Preferred stock, $1 par, 10,000,000 shares authorized,
$2.03 convertible preferred, Series C, 1,149,840 and 725,075 issued and outstanding, respectively (liquidation preference $28,746,000 and $18,126,875, respectively)	1,150	725

Common stock, $.01 par, 100,000,000 shares authorized, 37,901,789 and 45,901,149 issued and outstanding, respectively	379	459

Capital in excess of par value	340,279	357,524

Retained earnings (deficit)	(214,630)	(195,292)

Other comprehensive income (loss)	(7)	(1,045)

	127,171	162,371

	$752,368	$687,500

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

Revenues

Oil and gas sales	$37,530	$40,581	$108,611	$117,426

IPF income	2,078	3,077	5,559	8,137

Transportation and processing, net	2,100	813	5,798	4,326

Interest and other	(423)	348	1,466	(895)

Gain on sale (Note 17)	39,810	—	39,810	—

	81,095	44,819	161,244	128,994

Expenses

Direct operating	11,041	9,452	33,126	27,718

IPF	1,412	1,083	4,391	3,590

Exploration	368	858	1,730	2,278

General and administrative	2,244	2,665	5,904	7,314

Interest	12,126	9,634	36,579	30,238

Depletion, depreciation and amortization	18,770	17,424	57,708	52,746

Provision for impairment	20,988	—	20,988	—

	66,949	41,116	160,426	123,884

Income before taxes	14,146	3,703	818	5,110
Income taxes

Current	1,424	208	1,594	(886)

Deferred	—	—	—	—

	1,424	208	1,594	(886)

Income (loss) before extraordinary item	12,722	3,495	(776)	5,996

Extraordinary item Gain on retirement of securities, net (Note 18)	—	4,261	2,430	14,776

Net income	$12,722	$7,756	$1,654	$20,772

Comprehensive income (Note 2)	$11,559	$7,766	$1,894	$19,733

Earnings (loss) per share before extraordinary item: (Note 13) Basic and diluted	$0.33	$0.09	$(0.07)	$0.19

Earnings per share after extraordinary item: (Note 13) Basic and diluted	$0.33	$0.19	$0.00	$0.55

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	1999	2000

Cash flows from operations:

Net income	$1,654	$20,772

Adjustments to reconcile net income to net cash provided by operations:

Depletion, depreciation and amortization	57,708	52,746

Provision for impairment	20,988	—

Amortization of deferred offering costs	887	1,277

Allowance for IPF receivables	2,965	(1,132)

Changes in working capital net of effects of acquired businesses:

Accounts receivable	4,417	(6,650)

Inventory and other	(6,219)	(258)

Deferred hedging	—	4,559

Accounts payable	(4,639)	(3,825)

Accrued liabilities	(8,680)	(6,963)

Gain on conversion of securities	(2,430)	(14,914)

(Gain) loss on sale of assets and other	(40,736)	1,208

Net cash provided by operations	25,915	46,820

Cash flows from investing:

Investment in Great Lakes	97,095	—

Oil and gas properties	(9,333)	(34,659)

IPF investments	(4,180)	(4,560)

IPF repayments	9,124	18,543

Proceeds on sale of assets	17,270	25,117

Net cash provided by investing	109,976	4,441

Cash flows from financing:

Repayments of indebtedness	(133,729)	(62,607)

Preferred dividends	(1,750)	(1,434)

Common dividends	(1,108)	—

Issuance of common stock	1,054	1,419

Repurchase of common stock	(23)	—

Net cash used in financing	(135,556)	(62,622)

Change in cash	335	(11,361)

Cash and equivalents, beginning of period	10,954	12,937

Cash and equivalents, end of period	$11,289	$1,576

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF BUSINESS

      Range Resources Corporation (“Range”) is an independent oil and gas company engaged in development, acquisition and exploration primarily in the Southwest, Mid-Continent, Gulf Coast and Appalachian regions of the United States. In addition, the Company provides financing to smaller oil and gas producers through a wholly-owned subsidiary, Independent Producer Finance (“IPF”), by purchasing term overriding royalty interests. Historically, the Company has sought to increase its reserves and production primarily through development drilling and acquisitions.

      In September 1999, Range and FirstEnergy Corp. (“FirstEnergy”) each contributed their Appalachian oil and gas properties to Great Lakes Energy Partners (“Great Lakes”). To equalize their interests, Great Lakes assumed $188.3 million of indebtedness from Range and FirstEnergy contributed $2.0 million of cash.

      Two significant acquisitions financed principally with debt and convertible securities were completed in 1997 and 1998. Due to the poor performance of the acquired properties, the Company was forced to take a number of steps. These included a workforce reduction, a significant decrease in capital expenditures, the sale of assets, the formation of Great Lakes and the exchange of common stock for fixed income securities. Since year-end 1998 these initiatives have reduced parent company bank debt by 68% to $99.9 million. Total debt (including Trust Preferred) has been reduced 34% to $482.9 million. While management believes these steps have stabilized the Company’s financial position, debt remains too high. For the Company to return to its historical posture of consistent profitability and growth, management believes it necessary to further reduce debt. The Company expects to utilize excess cash flow to retire debt and to continue to exchange common stock or other equity-linked securities for its fixed income securities. While the Company expects to reaquire the fixed income securities at a discount to face value, existing stockholders will be substantially diluted if a material portion of the fixed income securities are exchanged. The extent of dilution will depend on a number of factors, including the number of shares issued, the price at which stock is issued or newly issued securities are convertible into common stock and the price at which fixed income securities are reacquired. While such exchanges reduce existing stockholders’ proportionate ownership, management believes such exchanges enhance the Company’s financial flexibility and could increase the market value of its common stock.

      While the Company currently believes it has sufficient liquidity and cash flow to meet its obligations, a material drop in oil and gas prices or a reduction in production and reserves would reduce the Company’s ability to fund capital expenditures, reduce debt and meet its financial obligations.

      The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire reserves, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide an attractive return and the highly competitive nature of the industry. The Company’s ability to expand its reserve base is dependent on obtaining the necessary capital through internal cash flow, borrowings or the issuance of debt or equity securities.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying financial statements include the accounts of the Company, all majority-owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of partnerships and joint ventures in which it owns an interest. Liquid investments with maturities of ninety days or less are considered cash equivalents.

Revenue Recognition

      The Company recognizes revenues from the sale of products and services in the period they are delivered. Revenues at IPF are recognized in the period received. Although its receivables are concentrated in the oil and gas industry, the Company does not view this concentration as an unusual credit risk. In addition to IPF’s valuation allowances, the Company had allowances for doubtful accounts of $1.5 and $1.6 million at December 31, 1999 and September 30, 2000, respectively.

Marketable Securities

      The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” pursuant to which debt and marketable equity securities are classified in three categories: trading, available-for-sale, or held-to-maturity. The Company’s equity securities qualify as available-for-sale. Such securities are recorded at fair value and unrealized gains and losses are reflected in Stockholders’ Equity as a component of comprehensive income. A decline in the market value of a security below cost that is deemed other than temporary is charged to earnings and reflected in the book value of the security. Realized gains and losses are determined on the specific identification method and reflected in income.

Great Lakes

      As noted above, the Company contributed its Appalachian assets to Great Lakes in September 1999, retaining a 50% interest in the venture. Great Lakes’ proved reserves, 84% of which are natural gas, approximated 440 Bcfe at December 31, 1999. In addition, Great Lakes owns 4,700 miles of gas gathering and transportation lines and a leasehold position of approximately one million gross (984,000 net) acres. To date, the joint venture has identified over 1,400 proved drilling locations within its existing fields. Great Lakes has a reserve life index of 17.8 years.

Independent Producer Finance

      IPF acquires dollar denominated term overriding royalties in oil and gas properties from smaller producers. These royalties are accounted for as receivables because the investment is recovered from an agreed upon share of revenues until a specified rate of return is received. The portion of payments received relating to the return is recognized as income; remaining receipts reduce receivables and are reported as a return of capital on the statement of cash flows. Receivables classified as current are those expected to be received within twelve months. Periodically, IPF’s receivables are reviewed and provisions for amounts believed uncollectible are established. At September 30, 2000, the allowance for uncollectible receivables totaled $15.4 million. In addition, IPF calculates income on certain of its receivables at rates of return below that specified in the relevant contracts where an analysis of the underlying assets suggests it. During the quarter and nine months ended September 30, 2000, IPF expenses were comprised of $0.3 million and $0.9 million of general and administrative costs and $0.8 million and $2.7 million of interest, respectively. During the similar 1999 periods, IPF expenses were comprised of $0.4 million and $1.2 million of general and administrative costs and $1.0 million and $3.2 million of interest, respectively. IPF recorded allowances for bad debts of $799,000 and $2.9 million against its revenues from its portfolio of receivables in the third quarter of 1999 and for the nine months ended September 30, 1999, respectively. Because of higher product prices and corresponding cash receipts, IPF reversed previously reserved amounts of $1.0 million and $1.7 million for the third quarter 2000 and the nine months ended September 30, 2000, respectively.

Oil and Gas Properties

      The Company follows the successful efforts method of accounting for its oil and gas properties. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory drilling costs which result in discoveries and development costs are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to Mcfe at the rate of six Mcf per barrel. The depletion rates were $1.02 and $1.20 per Mcfe in the third quarters of 1999 and 2000 and $0.99 and $1.21 per Mcfe for the nine months ended September 30, 1999 and 2000, respectively. Unproved properties had a net book value of $61.8 million and $53.9 million at December 31, 1999 and September 30, 2000, respectively.

      The Company has adopted SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets,” relating to the impairment of long-lived assets, including intangibles and goodwill. This requires a review for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. In the quarter ended September 30, 1999, the Company recorded an impairment of $21.0 million on the Sterling Plant and an impairment of $6.1 million was recorded on oil and gas properties at year-end 1999. Since that time, no impairments have been required.

Transportation, Processing and Field Assets

      The Company’s gas gathering systems are located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company sold its only gas processing facility, the Sterling Plant, in June 2000. See Note 5.

      The Company receives fees for providing certain field services. These fees are recognized as earned. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives of one to five years. Buildings are depreciated over seven to twenty-five years.

Security Issuance Costs

      Expenses associated with the issuance of debt and trust preferred securities are capitalized and included in Other assets on the balance sheets. These costs are being amortized on the interest method over the term of the related securities. When a security is reacquired prior to maturity, related unamortized issuance costs are expensed.

Gas Imbalances

      The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1999 and September 30, 2000 were immaterial.

Comprehensive Income

      The Company has adopted SFAS No. 130 “Reporting Comprehensive Income,” requiring the disclosure of comprehensive income and its components. Comprehensive income is defined as changes in stockholders’ equity from nonowner sources including net income and changes in the fair value of marketable securities. The following is a calculation of comprehensive income for the quarters and nine-month periods ended September 30, 1999 and 2000.

	Three Months Ended		Nine Months Ended
	September 30, 2000		September 30, 2000

	1999	2000	1999	2000

		(In thousands)
Net income	$12,722	$7,756	$1,654	$20,772

Add: Change in unrealized gain/(loss)	(806)	4	685	(1,045)

Less: Realized gain/(loss)	(357)	6	(445)	6

Comprehensive income	$11,559	$7,766	$1,894	$19,733

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective for fiscal years beginning after June 15, 2000. The pronouncement requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of their fair value. The Company plans to adopt SFAS No. 133 in 2001 and is currently evaluating its effects. However, its adoption is likely to increase earnings volatility. At September 30, 2000, the Company had open hedging contracts with a loss exposure of $32.6 million. See Note 7.

Reclassifications

      Certain reclassifications have been made to the presentation of prior periods to conform with current classifications.

(3) ACQUISITIONS

      All acquisitions have been accounted for as purchases. Purchase prices were allocated to acquired assets and liabilities based on their estimated fair value at acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various minor properties for $800,000 during the year ended December 31, 1999 and $1.7 million during the nine months ended September 30, 2000.

Unaudited Pro Forma Financial Information

      The following table presents unaudited pro forma operating results as if the Great Lakes transaction and the sale of the Sterling Plant had occurred on January 1, 1999.

	Pro Forma
	Nine Months Ended
	September 30,

	1999	2000

	(In thousands except per share data)
Revenues	$151,352	$127,447

Net income (loss)	(22,794)	21,249

Earnings (loss) per share – basic and diluted	(0.66)	0.56

Total assets	752,000	685,876

Stockholders’ equity	110,451	159,666

      The pro forma results have been prepared for comparative purposes only and do not purport to present actual results that would have been achieved had the acquisitions, divestitures and financings been made on January 1, 1999 or to be indicative of future results.

(4) IPF RECEIVABLES

      At December 31, 1999 and September 30, 2000, IPF had net receivables of $65.4 million and $51.9 million, respectively. The receivables result from the purchase of term overriding royalty interests payable from an agreed upon share of revenues until a specified rate of return has been achieved. The royalties constitute property interests that serve as security for the receivables. The Company estimates that $12.8 million of receivables at September 30, 2000 will be repaid in the next twelve months and has classified them as current. The net receivables reflect allowances for uncollectible amounts of $17.3 million and $15.4 million at December 31, 1999 and September 30, 2000, respectively. In addition, IPF calculates income on certain of its receivables at rates of return below that specified in the relevant contracts where an analysis of the underlying assets suggests it.

(5) DISPOSITIONS

      At December 31, 1999, assets held for sale consisted of the Sterling Plant. In September 1999, when the decision to sell the plant was reached, it was determined that the plant’s carrying value exceeded fair value and an impairment of $21.0 million was recognized. In June 2000, the Company sold the Plant and recorded a $716,000 loss.

(6) INDEBTEDNESS

      The Company had the following debt and company-obligated preferred securities of subsidiary trust (“Trust Preferred”) outstanding as of the dates shown. Interest rates, excluding the impact of interest rate swaps, at September 30, 2000 are shown parenthetically:

	December 31,	September 30,
	1999	2000

	(In thousands)
Senior debt

Credit Facility (8.7%)	$140,000	$99,900

Other (6.2%)	14	14

	140,014	99,914

Less amounts due within one year	(5,014)	(14)

Senior debt, net	$135,000	$99,900

Non-recourse debt

Great Lakes (8.5%)	$95,020	$84,512

IPF (9.2%)	47,500	35,500

Non-recourse debt	$142,520	$120,012

Subordinated notes

8.75% Senior Subordinated Notes due 2007	$125,000	$125,000

6% Convertible Subordinated Debentures due 2007	51,360	40,660

Subordinated notes	$176,360	$165,660

Total debt	$453,880	$385,572

5.75% Convertible Trust Preferred	$117,669	$97,340

Total debt and Trust Preferred	$571,549	$482,912

      Interest paid (including IPF) during the quarters ended September 30, 1999 and 2000 totaled $17.3 million and $13.9 million, and $42.9 million and $36.1 million for the nine months ended September 30, 1999 and 2000, respectively. The Company does not capitalize interest expense.

Senior debt

      The Company maintains a $225 million secured revolving bank facility (the “Credit Facility”). The Credit Facility provides for a borrowing base which is subject to redeterminations semi-annually in April and October and under certain other conditions. On October 31, 2000, the borrowing base on the Credit Facility was $115 million of which $12 million was available. Redeterminations are based on a variety of factors, including the discounted present value of the banks’ projection of estimated future net cash flows. Borrowing base redeterminations require approval by 75% of the lenders. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50%. The interest rate on the Credit Facility is LIBOR plus 1.50% to 2.25%, depending on amounts outstanding. The weighted average interest rates on these borrowings, excluding interest rate swaps, were 7.2% and 9.0% for the quarters ended September 30, 1999 and 2000, and 7.7% and 8.7% for the nine month periods ended September 30, 1999 and 2000, respectively.

Non-recourse debt

      The Company consolidates its proportionate share of the amount outstanding under Great Lakes’ $275 million revolving bank facility (the “Great Lakes Facility”). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base, which is subject to redeterminations semi-annually in April and October and is secured by oil and gas properties. On October 31, 2000, the borrowing base was $200 million of which $30 million was available.

Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in September 2002. The interest rate on the facility is LIBOR plus 1.50% to 2.00%, depending on amounts outstanding. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50%. The weighted average interest rate on these borrowings were 9.0% and 8.6% for the quarter and nine months ended September 30, 2000, respectively.

      IPF has a $100 million revolving credit facility (the “IPF Facility”). The IPF Facility is non-recourse to Range and is secured by IPF’s assets. The IPF Facility matures in December 2002. The borrowing base under the IPF Facility is subject to semi-annual redeterminations. On October 31, 2000, the borrowing base on the IPF Facility was $47 million. A semi-annual borrowing base redetermination review is currently under way. It is expected that the new borrowing base will be $35 million to $40 million, and on October 31, 2000, the availability would be $6 million to $11 million, respectively. This will provide adequate availability to IPF. The IPF Facility bears interest at LIBOR plus 1.75% to 2.25% depending on amounts outstanding. Interest expense in the IPF Facility is included in IPF expenses in the Statements of operations and amounted to $1.0 million and $817,437 for the quarters ended September 30, 1999 and 2000, and $3.2 million and $2.7 million for the nine months ended September 30, 1999 and 2000, respectively. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 7.7% and 8.8% for the quarters ended September 30, 1999 and 2000, and 7.5% and 8.4% for the nine months ended September 30, 1999 and 2000, respectively.

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

      The 6% Convertible Subordinated Debentures Due 2007 (the “6% Debentures”) are convertible into common stock at the option of the holder at any time at a price of $19.25 per share, subject to adjustment in certain events. Interest is payable semi-annually in January and July. The 6% Debentures mature in 2007 and are currently redeemable at 104% of principal amount, declining 0.5% annually each February through 2007. The 6% Debentures are unsecured general obligations and are subordinated to all senior indebtedness (as defined), including the 8.75% Notes and the Credit Facility. In the quarter and nine months ended September 30, 2000, $9.2 million and $10.7 million of 6% Debentures were retired at a discount in exchange for 1.7 million and 2.1 million shares of common stock, respectively. An extraordinary gain of $2.9 million and $3.6 million was recorded for the quarter and nine months ended September 30, 2000, respectively. Through September 30, 2000, $14.3 million of the 6% Debentures have been retired at various discounts in exchange for 2.6 million shares of common stock.

Trust Preferred

      In 1997, the Lomak Financing Trust (the “Trust”), a special purpose affiliate, issued $120 million of Trust Preferred, represented by 2,400,000 shares of Trust Preferred priced at $50 a share. Each Trust Preferred share is convertible at the holder’s option into 2.1277 shares of common stock, representing a conversion price of $23.50 per share.

      The Trust invested the $120 million of proceeds in 5 3/4% convertible junior subordinated debentures issued by the Company (the “Junior Debentures”). The sole assets of the Trust are the Junior Debentures. The Junior Debentures and the related Trust Preferred mature in November 2027. The Junior Debentures and the related Trust Preferred may be redeemed in whole or in part in November 2000 at a price of 104.025% of principal. The redemption price declines annually through 2007, when it reaches par. If any Junior Debentures are redeemed prior to maturity, the Trust must simultaneously redeem an equal amount of Trust Preferred.

      The Company has guaranteed payments on the Trust Preferred only to the extent the Trust has funds available. Such guarantee, when taken together with Range’s obligations under the Junior Debentures and related indenture and declaration of trust, provide a full and unconditional subordinated guarantee of the Trust Preferred. The accounts of the Trust are included in Range’s consolidated financial statements after appropriate eliminations of intercompany balances. Distributions on the Trust Preferred are recorded as interest expense on the Consolidated Statements of Operations and are deductible for tax purposes. These distributions are subject to limitations in the Credit Facility as described in Note 6.

      During the quarter and nine months ended September 30, 2000, $2.9 million and $20.3 million of Trust Preferred were exchanged for 291,150 and 2.7 million shares of common stock, respectively. Extraordinary gains of $1.4 million and $11.2 million, respectively, were recorded as the Trust Preferred was retired at a discount. Through September 30, 2000, $22.7 million of Trust Preferred had been exchanged for 2.9 million shares of common stock.

      The debt agreements contain various covenants relating to net worth, working capital maintenance, restrictions on dividends and financial ratio requirements. If certain ratio requirements are not met, payments of interest on the 5 3/4% Trust Convertible Preferred Securities (the “Trust Preferred”) and/or dividends on the $2.03 Preferred would be restricted. The Company was in compliance with all such covenants at September 30, 2000. Under the most restrictive dividend covenant, the Company had the ability to pay only an additional $4.9 million of $2.03 Convertible Preferred dividends at September 30, 2000. As annual dividends on the $2.03 Convertible Preferred Stock Series C approximate $1.5 million, such dividends may need to be suspended at some point. In September 2000, the Company authorized a new $2.03 Convertible Preferred Stock Series D, having substantially identical terms as the currently outstanding Series C, except that dividends may be paid in whole or in part through the issuance of common stock at the option of the Company. The option to pay dividends in common stock expires on January 1, 2002. Dividends to be paid with common stock would be determined by dividing the amount of the dividend by the average closing price of the common stock on the three trading days prior to the dividend payment date, multiplied by 1.05. Subsequent to September 30, 2000, a total of 91% of the Series C has been exchanged for Series D on a one-for-one basis. The shares of Series D issued in such exchanges are exempt from registration under Section 3(a)(g) of The Securities Act of 1933. The Company’s Credit Facility restricts the payment of common dividends.

(7) FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

      The Company’s financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations, commodity and interest rate futures, options, and swaps. The book value of cash and equivalents, accounts receivable and payable and short-term debt are considered to be representative of fair value because of their short maturity. The Company believes that the carrying value of its borrowings under the Credit Facility and the Great Lakes and IPF Facilities (collectively “the Bank Facilities”) approximate fair value because of floating rate structure.

      A portion of the Company’s anticipated future oil and gas sales is periodically hedged against price risks through the use of futures, option or swap contracts. Gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to oil and gas revenue. At times, the Company also seeks to manage interest rate risk on its credit facility through the use of interest rate swap agreements. Gains and losses on such agreements are included as an adjustment to interest expense over the period covered.

The following table sets forth the book and estimated fair values of the Company’s financial instruments:

	December 31, 1999		September 30, 2000

		(In thousands)
	Book	Fair	Book	Fair
	Value	Value	Value	Value

Assets

Cash and equivalents	$12,937	$12,937	$1,576	$1,576

Marketable securities	5,086	4,756	1,889	1,889

Interest rate swaps	—	704	—	226

Total asset instruments	18,023	18,397	3,465	3,691

Liabilities

Commodity swaps	—	339	—	32,593

Long-term debt	458,894	428,708	385,572	248,229

Trust Preferred	117,669	45,632	97,340	45,750

Total liability instruments	576,563	474,679	482,912	326,572

Net financial instruments	$(558,540)	$(456,282)	$(479,447)	$(322,881)

      At September 30, 2000, the Company had open hedging contracts covering 33.9 Bcf of gas and 1.3 million barrels of oil at prices ranging from $2.58 to $5.47 per Mmbtu (averaging $3.85 per Mmbtu) and $17.00 to $32.15 per barrel (averaging $28.06 per barrel). While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $32.6 million at September 30, 2000. These contracts expire monthly through March 2002. Gains or losses on hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Net losses incurred relating to these derivatives for the quarters ended September 30, 1999 and 2000 approximated $5.3 million and $17.7 million, and $6.6 million and $29.2 million for the nine months ended September 30, 1999 and 2000, respectively. In June 2000, the Company repriced 4.1 Bcf of natural gas hedges from an average price of $2.59 per Mmbtu to $3.00 per Mmbtu. In exchange for such repricing, the Company hedged an average of 22,700 Mmbtu per day from April 2001 through March 2002 at an average price of $3.20 per Mmbtu. While the Company’s payment requirement for the repriced hedges was affected, under generally accepted accounting principles the $6.0 million of estimated net losses on the repriced transactions have been recorded in the period in which they would have been recorded if no repricing had occurred. Additionally, a deferred loss and associated liability of $6.0 million were recorded on the Balance sheet at June 30, 2000, of which $1.5 million and $3.0 million remained at September 30, 2000, respectively. The imputed interest cost to the Company for repricing the transactions was $168,000. The following schedule shows the effect of the Company’s hedge position for the quarter ended September 30, 2000 and at September 30, 2000 including the repriced hedges.

		Hedging Gain (Loss) Exposure

		(In thousands)
	Impact on	Repricing's
	Oil & Gas	Impact on	Impact on
Quarter Ended	Revenue	Cash Flow	Cash Flow

Closed contracts:

September 30, 2000	$(17,668)	$1,527	$(16,141)

Open Contracts:

December 31, 2000	(12,268)	51	(12,217)

March 31, 2001	(7,071)	102	(6,969)

June 30, 2001	(3,981)	(461)	(4,442)

September 30, 2001	(3,756)	(466)	(4,222)

December 31, 2001	(3,449)	(466)	(3,915)

March 31, 2002	(2,068)	(455)	(2,523)

	(32,593)	(1,695)	(34,288)

Total	$(50,261)	$(168)	$(50,429)

      Interest rate swap agreements are accounted for on the accrual basis. Income or expense resulting from these agreements is recorded as an adjustment to interest expense in the period covered. At September 30, 2000, the Company had $40 million of borrowings subject to two interest rate swap agreements of $20 million each at rates of 5.64% and 5.59% which expire in October 2000 and October 2001, respectively. The interest rate swaps may be extended at the counterparties’ option for two years. The swap agreement scheduled to expire in October 2000 was not extended. Given current interest rates, extension of the October 2001 agreement is unlikely. The agreements require that the Company pay the counterparty interest at the above rates and requires the counterparty to pay the Company interest at the 30-day LIBOR rate. In addition, Great Lakes had two interest rate swap agreements of $25 million and $20 million at rates of 7.09% each, both of which expire in May 2002. On September 30, 2000, the 30-day LIBOR rate was 6.6%. The fair value of the interest rate swap agreements at September 30, 2000 is based on then current quotes for equivalent agreements. As discussed in Note 6, interest on the Credit Facility is based on LIBOR plus a margin.

      These hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties or groups of counterparties. The credit worthiness of these counterparties is subject to continuing review.

(8) COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company’s financial position or results of operations.

      In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for monetary damages. In September 1998, the parties executed a Memorandum of Understanding (the “MOU”), which represented a settlement in principle. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain agreed to pay court-awarded fees and expenses of plaintiffs’ counsel in an amount not to exceed $300,000. The settlement is subject to court approval and certain other conditions which appear unlikely to be satisfied.

      In March 2000, a tornado struck the Company’s headquarters in Fort Worth. The Company has temporarily relocated to 801 Cherry Street in Fort Worth and is currently evaluating various proposals on leasing new office space. Losses not covered by insurance are immaterial.

(9) STOCKHOLDERS’ EQUITY

      In 1995, the Company issued 1,150,000 shares of $2.03 Convertible Exchangeable Preferred Stock Series C, (the “$2.03 Preferred”) for $28.8 million. The $2.03 Preferred is convertible into 2.632 shares of common stock representing a conversion price of $9.50 per common share, subject to adjustment in certain events. The $2.03 Preferred is currently redeemable at the option of the Company, at a price of $26.00 per share, declining $0.25 each November 1st through 2003. At the option of the Company, the $2.03 Preferred is exchangeable for 8.125% Convertible Subordinated Notes subject to the same redemption and conversion terms as the $2.03 Preferred. In September 2000, the Company authorized a new $2.03 Convertible Exchangeable Preferred Stock Series D, having substantially identical terms as the currently outstanding Series C issuance, with the exception that dividends, at the option of the Company, may be paid in whole or in part through the issuance of common stock. The option to pay dividends in common stock expires on January 1, 2002. Dividends to be paid with common stock would be determined by dividing the amount of the dividend by the average closing price of the common stock on the three trading days prior to the dividend payment date, multiplied by 1.05. Subsequent to September 30, 2000, a total of 91% of the Series C has been exchanged for Series D on a one-for-one basis. The shares of Series D issued in such exchanges are exempt from registration under Section 3(a)(g) of The Securities Act of 1933. During the quarter and nine months ended September 30, 2000, $4.8 million and $10.6 million of the $2.03 Preferred were retired for 816,821 and 2.5 million shares of common stock, respectively. In total, $10.6 million of the $2.03 Preferred has been retired through September 30, 2000. In October 2000, $3.7 million of the $2.03 Preferred was retired for 630,770 shares of common stock. No gains on the exchange of $2.03 Preferred are included in net income since the $2.03 Preferred is an equity security; however, the gains on such exchanges are included in income available to common Shareholders. See Note 13.

      In May 2000, Shareholders approved an increase in the number of authorized shares of common stock from 50 million to 100 million.

	Nine Months Ended
	September 30,

Supplemental disclosures of non-cash investing and financing activities:	1999	2000

	(In thousands)

Common stock issued in connection with benefit plans	$777	$329

Common stock exchanged for convertible securities	$3,355	$22,379

(10) STOCK OPTION AND PURCHASE PLANS

      The Company has four stock option plans (two of which are currently active) and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers, and employees pursuant to decisions of the Compensation Committee of the Board. Information with respect to the stock option plans is summarized below:

	1999	1989	Directors’	Domain
	Option	Option	Option	Option
	Plan	Plan	Plan	Plan	Total

Outstanding at December 31, 1999	60,000	2,496,482	168,000	563,267	3,287,749

Granted	633,200	—	48,000	—	681,200

Exercised	—	(221,700)	—	—	(221,700)

Expired/cancelled	(4,750)	(1,022,614)	(72,000)	(215,605)	(1,314,969)

Outstanding at September 30, 2000	688,450	1,252,168	144,000	347,662	2,432,280

      In May 1999, Shareholders approved the 1999 Stock Incentive Plan (the “1999 Option Plan”) providing for the issuance of options on up to 1.4 million shares of common stock. All options issued under the 1999 Option Plan vest 25% per year beginning one year after grant and expire in 10 years. During the nine months ended September 30, 2000, 633,200 options were granted under the 1999 Option Plan at exercise prices ranging from $1.94 to $2.69. Prior to those grants, 60,000 options were outstanding at a price of $5.63.

      The Company also maintains the 1989 Stock Option Plan (the “1989 Option Plan”) which authorized the issuance of options on up to 3.0 million shares of common stock. No options have been granted under this plan since the adoption of the 1999 Option Plan. All options issued under the 1989 Option Plan vest 30% after one year, 60% after two years and 100% after three years and expire in 5 years. At September 30, 2000, 1.3 million options are outstanding under the 1989 Option Plan at exercise prices ranging from $2.63 to $18.00.

      In 1994, Shareholders approved the 1994 Directors’ Stock Option Plan (the “Directors’ Option Plan”) in which only non-employee Directors may participate. In May 2000, Shareholders approved an increase in the number of options which could be issued under this Plan to 300,000 shares, extended the term of the options to ten years and extended the vesting period to four years. A total of 144,000 options are outstanding under the Plan at exercise prices ranging from $2.81 to $16.88.

      In the Domain acquisition, the Domain stock option plan was adopted. Since that time, no options have been granted under the Plan and existing options became exercisable into Range common stock. A total of 347,662 options are outstanding under the Plan at prices ranging from $0.01 to $3.46.

      In total, 2.4 million options are outstanding at September 30, 2000 at exercise prices ranging from $0.01 to $18.00 as follows:

		1999	1989	Directors’	Domain
	Average	Option	Option	Option	Option
Exercise price	Exercise price	Plan	Plan	Plan	Plan

$0.00 - $4.99	$2.36	628,450	488,250	72,000	347,662

5.00 - 9.99	7.24	60,000	245,138	—	—

10.00 - 14.99	10.96	—	165,740	48,000	—

15.00 - 18.00	17.33	—	353,040	24,000	—

Outstanding at September 30, 2000		688,450	1,252,168	144,000	347,662

      In 1997, Shareholders approved the 1997 Stock Purchase Plan (the “Stock Purchase Plan”) authorizing the sale of up to 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Through September 30, 2000, all purchase rights have been granted at 75% of market value. In May 2000, Shareholders approved an increase in the number of shares authorized for issuance under the Plan to 1,250,000.

(11) BENEFIT PLAN

      The Company maintains a 401(k) Plan for the benefit of employees. The Plan permits employees to contribute up to 15% of their salary on a pre-tax basis. The Company makes discretionary contributions to the 401(k) Plan annually. In December 1999, the Company contributed $889,000 of common stock (valued at market) to the 401(k) Plan.

(12) INCOME TAXES

      The Company’s federal income tax provision for the nine months ended September 30, 1999 and 2000, respectively, was $1.6 million and $(0.9) million. In the second quarter of 2000 a $(1.1) million provision was recorded to adjust a prior estimate. The Company follows SFAS Statement No. 109, “Accounting for Income Taxes” pursuant to which the liability method is used in accounting for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse. At September 30, 2000, the Company had a $17.4 million deferred tax asset. As utilization of this asset is dependent on future taxable income and sufficient uncertainty exists regarding the amount and timing of future taxable income, a valuation allowance sufficient to bring the book value of the deferred tax asset to zero has been recorded at September 30, 2000.

      The Company has entered into several business combinations which collectively resulted in the recording of deferred tax assets and liabilities of $7.7 million and $38.3 million, respectively. The Company experienced a change of control in 1988 as defined by the Internal Revenue Code. As a result of this event and the Domain acquisition, there are limitations on the Company’s ability to utilize certain net operating loss carryovers. At December 31, 1999, the Company had regular net operating loss carryovers of $189 million and alternative minimum tax (“AMT”) net operating loss (“NOLs”) carryovers of $171 million that expire between 2000 and 2009. In general terms, NOLs generated in prechange of control years can be utilized up to $10.6 million per year, while NOLs generated post change of control are not limited. The Company also has a statutory depletion carryover of $4.9 million and an AMT credit carryover of $0.7 million, which are not subject to limitations or expiration. The following table sets forth the year of expiration and amounts for the NOL carryovers:

	NOL Carryover Amount

Expiration	Regular	AMT

	(in thousands)
2000	$550	$443

2001	1,180	1,180

2002	558	480

2003	488	422

2004	666	136

Thereafter	185,637	167,966

Total	$189,079	$170,627

(13) EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

Numerator:

Income (loss) before extraordinary item	$12,722	$3,495	$(776)	$5,996

Gain on retirement of $2.03 Preferred Stock	—	1,020	—	3,344

Preferred stock dividends	(584)	(449)	(1,751)	(1,434)

Numerator for earnings (loss) per common share, before extraordinary item	12,138	4,066	(2,527)	7,906

Extraordinary item Gain on retirement of securities	—	4,261	2,430	14,776

Numerator for earnings (loss) per common share, basic and diluted	$12,138	$8,327	$(97)	$22,682

Denominator:

Weighted average shares, basic	37,477	44,336	36,745	41,459

Dilutive potential common shares Employee stock options	—	198	—	128

Denominator for diluted earnings per share	37,477	44,534	36,745	41,587

Earnings (loss) per share, before extraordinary item — basic and diluted	$0.33	$0.09	$(0.07)	$0.19

Earnings per share – basic and diluted	$0.33	$0.19	$0.00	$0.55

      A total of 481,352 stock options were included in the computation of diluted earnings per share. All remaining stock options, the 6% Debentures, Trust Preferred and the $2.03 Preferred were not included in the computation because their inclusion would have been antidilutive.

      The Company has and will continue to consider exchanging common stock or other equity linked securities for certain of its fixed income securities. Existing common stockholders may be materially diluted if substantial exchanges are consumated. The extent of dilution will depend on the number of shares and price at which common stock is issued, the price at which newly issued securities are convertible into common stock, and the price at which fixed income securities are reacquired.

(14) MAJOR CUSTOMERS

      The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts which are cancelable within 30 days. Prior to hedging, virtually all of the Company’s gas production is currently sold under market sensitive contracts. Oil purchasers may be changed on 30 days notice. The price received is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service. For the nine months ended September 30, 2000, one customer accounted for 10% or more of total oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company.

      Great Lakes sells its gas production to FirstEnergy on a negotiated basis. While Great Lakes may sell gas to third parties, such arrangements must be contracted through FirstEnergy and FirstEnergy has the right to match any such arrangements. In September 2000, the parties amended the base contract to have its term automatically renewed for one-month periods through June 30, 2001. The amendments identified gas marketing services to be performed by FirstEnergy, and defined the service fees to be paid by Great Lakes. Additionally, terms and conditions of the gas purchase agreement were further defined, including pricing, delivery points and projected volumes.

(15) OIL AND GAS ACTIVITIES

      The following summarizes selected information with respect to oil and gas producing activities:

	December 31,	September 30,
	1999	2000

	(In thousands)
Oil and gas properties:

Subject to depletion	$914,173	$941,865

Unproved	61,812	53,892

Total	975,985	995,757

Accumulated depletion	(383,622)	(425,577)

Net oil and gas properties	$592,363	$570,180

	Year Ended	Nine Months Ended
	December 31, 1999	September 30, 2000

	(In thousands)
Costs incurred:

Acquisition	$846	$1,689

Development	33,808	31,039

Exploration	3,604	3,383

Total costs incurred	$38,258	$36,111

      Acquisition costs in 1999 do not reflect $68 million of value associated with the Company receiving a 50% interest in the reserves contributed by FirstEnergy to Great Lakes. The Company’s share of such reserves was 81.6 Bcfe. Exploration costs include capitalized as well as expensed outlays.

(16) INVESTMENT IN GREAT LAKES

      As described in Note 2, the Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture’s assets, liabilities, revenues and expenses. The following table summarizes the Company’s interest in selected financial data from Great Lakes’ unaudited financial statements at or for the nine month period ended September 30, 2000.

September 30, 2000
(In thousands)

Current assets	$6,200

Oil and gas properties, net	145,924

Transportation and field assets, net	17,699

Other assets	772

Current liabilities	9,009

Long-term debt	84,512

Deferred taxes	(16)

Members’ equity	77,090

Revenues	26,312

Net income	4,521

(17) GAIN ON SALE

      In September 1999, Range transferred all of its Appalachian oil and gas properties and associated gas gathering and transportation systems to Great Lakes in exchange for a 50% ownership interest. Additionally, the Company contributed $188.3 million of indebtedness to Great Lakes. The Great Lakes partners have no commitment to support the operations or obligations of Great Lakes. In connection with the transfer, Range recognized a gain of $39.8 million, which was attributable to the portion of the net assets conveyed to Great Lakes.

The gain was calculated by comparing the Company’s estimate of the fair market value of the assets and liabilities conveyed to their net book value.

(18) EXTRAORDINARY ITEM

      During the nine months ended September 30, 2000, 4.8 million shares of common stock were exchanged for $20.3 million of Trust Preferred and $10.7 million of 6% Debentures. In connection with these exchanges, a $14.8 million extraordinary gain net of legal fees was recorded because the Trust Preferred and 6% Debentures were retired at a discount. In addition, 2.5 million shares of common stock were exchanged for $10.6 million of the $2.03 Preferred. Subsequent to September 30, 2000, an additional $3.8 million of the $2.03 Preferred was exchanged for 630,770 shares of common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Financial Condition and Liquidity

      Liquidity and Capital Resources

      During the nine months ended September 30, 2000, the Company spent $36.1 million on development, exploration and acquisitions. Debt (including Trust Preferred) decreased by $93.6 million during the period to $482.9 million. Debt (including Trust Preferred) and $2.03 Preferred Stock decreased by $104.2 million, consisting of the $93.6 million above and $10.6 million face value of $2.03 Preferred Stock retired at a discount. At September 30, 2000, the Company had $1.6 million in cash, total assets of $688.5 million and a debt (including Trust Preferred) to book capitalization ratio of 74.8%. The $11.4 million decline in cash from December 31, 1999 was in part a result of the Company’s focus on reducing debt and associated interest cost. The unused borrowing base available at October 31, 2000 was $12 million on the Credit Facility, $30 million on the Great Lakes Facility and $6 million to $11 million on the IPF Facility.

      Long-term debt (including Trust Preferred) debt at September 30, 2000 totaled $482.9 million and included $99.9 million of borrowings under the Credit Facility, $84.5 million under the non-recourse Great Lakes Facility, $35.5 million under the non-recourse IPF Facility, $125.0 million of 8.75% Senior Subordinated Notes, $40.7 million of 6% Convertible Subordinated Debentures and $97.3 million of Trust Preferred.

      During the nine months ended September 30, 2000, 4.8 million shares of common stock were exchanged for $20.3 million of Trust Preferred and $10.7 million of 6% Debentures. A $14.8 million extraordinary gain was recorded as the Trust Preferred and 6% Debentures were acquired at a discount. In addition, 2.5 million shares of common stock were exchanged for $10.6 million of the $2.03 Preferred Stock.

      In September 1999, the Company decided to sell the Sterling Plant and reduced its carrying value to fair value through an impairment of $21.0 million. The sale of the plant in June 2000 resulted in a $716,000 loss.

      The Company currently believes its capital resources are adequate to meet the requirements of its business for the next twelve months. However, future cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain planned capital expenditures.

Cash Flow

      The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s cash flow is highly dependent on oil and gas prices. Decreases in prices and lower production at certain properties reduced cash flow sharply in early 1999 and resulted in the reduction of the Company’s borrowing base. Simultaneously, the Company sharply reduced its development and exploration spending. While the $33.8 million of capital expenditures for the nine months ended September 30, 2000 were funded entirely with internal cash flow, the amount expended was not sufficient to fully replace production. Proved reserves declined during 1999 and, except for the possible impact of higher prices, reserves are expected to decline in 2000.

      Net cash provided by operations for the nine month periods ended September 30, 1999 and 2000 was $25.9 million and $46.8 million, respectively. Cash flow from operations increased as higher prices, a decrease in direct operating costs and lower interest expense more than offset the decline in production and the increase in general and administrative expenses.

      Net cash provided by investing for the nine months ended September 30, 1999 and 2000 was $110.0 million and $4.4 million, respectively. The 1999 period included a $97.1 million source of cash from the formation of Great Lakes, $17.3 million in asset sales and $9.1 million of IPF receipts, partially offset by additions to oil and gas properties and IPF investments. The 2000 period included $25.1 million in asset sales and $18.5 million of IPF receipts, partially offset by additions to oil and gas properties and IPF investments.

      Net cash used in financing for the nine months ended September 30, 1999 and 2000 was $135.6 million and $62.6 million, respectively. During the first nine months of 2000, recourse debt decreased by $50.8 million and total debt (including Trust Preferred) decreased by $93.7 million. The reduction in debt was the result of applying excess cash flow and proceeds from the sale of assets to debt repayment and exchanges of common stock for debt securities. In addition, the amount of Trust Preferred outstanding decreased $20.3 million due to exchanges of such securities into common stock.

Capital Requirements

      During the nine months ended September 30, 2000, $33.8 million of capital was expended, primarily on development projects. The Company manages its capital budget with the goal of fully funding it with internal cash flow. Development and exploration activities are highly discretionary, and management expects such activities to be maintained at levels below internally generated cash flow. Remaining cash flow should be available for debt repayment. See “Business—Development and Exploration Activities.”

Bank Facilities

      The Credit Facility is secured by oil and gas properties. At October 31, 2000, the borrowing base on the Credit Facility was $115.0 million of which $12 million was available. The borrowing base is subject to redetermination each April and October, as well as under special circumstances. The borrowing base is dependent on a number of factors, including the lenders’ discounted present value of estimated future net cash flow from production. Borrowing base redeterminations require approval of 75% of the lenders.

      The Company plans to reduce amounts outstanding under the Credit Facility through operating cash flow and, possibly, additional asset sales. During the nine months ended September 30, 2000, the Company sold properties and used the $25.1 million of proceeds to reduce amounts outstanding under the Credit Facility. There are currently no plans or agreements to sell any material assets.

      The Company consolidates 50% of amounts outstanding under Great Lakes’s $275 million revolving bank facility (the “Great Lakes Facility”). However, the Facility is non-recourse to Range. The Great Lakes Facility provides for a borrowing base which is subject to semi-annual redeterminations and is secured by substantially all of the joint venture’s assets. At October 31, 2000, the borrowing base on the Great Lakes Facility was $200.0 million of which $30.0 million was available. The borrowing base is subject to a semi-annual redeterminations in April and October. Borrowing base redeterminations require the approval of all lenders.

      IPF maintains a $100.0 million revolving credit facility (the “IPF Facility”). The Facility is secured by substantially all of IPF’s assets and is non-recourse to Range. The borrowing base under the IPF Facility is subject to semi-annual redeterminations in April and October. On October 31, 2000, the borrowing base on the IPF Facility was $47.0 million. A semiannual borrowing base redetermination is currently underway. It is expected that the new borrowing base will be $35 million to $40 million, and on October 31, 2000, the availability would be $6 million to $11 million, respectively. It is also expected that any redetermined borrowing base will provide adequate availability to IPF.

Oil and Gas Hedging

      The Company regularly enters into futures, option and swap contracts to reduce the effects of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge price and limit volatility. The Company’s policy is to hedge no more than 80% of its production in any twelve-month period. At September 30, 2000, the Company had open hedges covering 33.9 Bcf of gas and 1.3 million barrels of oil. The contracts are at prices ranging from $2.58 to $5.47 per Mmbtu (averaging $3.85 per Mmbtu) and from $17.00 to $32.15 per Bbl (averaging $28.06 per barrel). While these transactions have no carrying value, the mark-to-market exposure under these contracts at September 30, 2000 would have represented a net loss of approximately $32.6 million. The contracts expire monthly through March 2002. Gains or losses on hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Losses relating to derivatives for the nine months ended September 30, 1999 and 2000 approximated $6.6 and $29.2 million, respectively. In June 2000, 4.1 Bcf of natural gas hedges were repriced from an average price of $2.59 per Mmbtu to $3.00 per Mmbtu. In exchange, the Company hedged an average of 22,700 Mmbtu’s per day from April 2001 through March 2002 at an average price of $3.20 per Mmbtu. While the payment requirements for the repriced hedges were affected, the $6.0 million of estimated net losses on these hedging transactions will be recorded in the month such losses would have been recorded had the repricing not occurred. A deferred loss and associated liability of $6.0 million was recorded on the balance sheet at June 30, 2000, of which $1.5 million and $3.0 million remained at September 30, 2000, respectively. See Note 7 for a table that summarizes the effect of the Company’s hedge position at September 30, 2000, including the repriced hedges.

Interest Rate Hedging

      At September 30, 2000, Range had $482.9 million of debt (including Trust Preferred) outstanding. Of this amount, $165.7 million bears interest at fixed rates averaging 8.1%. Senior debt and Non-recourse debt totaling $219.9 million bears interest at floating rates which averaged 8.7% for the nine months then ended. At September 30, 2000, the Company had $40.0 million of borrowings subject to two interest rate swap agreements of $20.0 million each, at rates of 5.64% and 5.59% expiring in October 2000 and October 2001, respectively. The interest rate swaps may be extended at the counterparties’ option for two years. The interest rate swap agreement scheduled to expire in October 2000 was not extended. Given current interest rates, extension of the October 2001 agreement is unlikely. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and require the counterparty to pay the Company interest at the 30-day LIBOR rate. In addition, Great Lakes had two interest rate swap agreements of $25 million and $20 million at rates of 7.09% each, both of which expire in May 2002. The closing 30-day LIBOR rate on September 30, 2000 was 6.6%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2000 would cost the Company approximately $2.2 million in additional interest on an annual basis.

Capital Restructuring Program

      As more fully described in Note 1 herein, the Company has undertaken a number of steps including the sale of assets and the exchange of common stock for fixed rate securities. These initiatives resulted in reducing parent company bank debt to $99.9 million and total debt (including Trust Preferred) to $482.9 million at September 30, 2000. While management believes these steps have stabilized the Company’s financial position, debt remains too high. For the Company to return to its historical posture of consistent profitability and growth, management believes it necessary to further reduce debt. The Company currently believes it has sufficient liquidity and cash flow to meet its obligations for the next twelve months; however, a drop in oil and gas prices or a reduction in production or reserves would reduce the Company’s ability to fund capital expenditures and meets its obligations. Such changes could also have a detrimental effect on the Company’s ability to complete a restructuring.

Inflation and Changes in Prices

      The Company’s revenues and the value of its assets have been and will continue to be affected by changes in oil and gas prices. The Company’s ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company’s ability to control or predict. During the first nine months of 2000, the Company received an average of $22.07 per barrel of oil and $2.59 per Mcf of gas after hedging. Although certain of the Company’s costs and expenses are affected by the general inflation, inflation does not normally have a significant effect on the Company. Should conditions in the oil industry continue to improve, inflationary pressures specific to the industry may accelerate.

Results of Operations

Comparison of 2000 to 1999

      The following table identifies unusual items included in net income, and presents net income before the effect of such items. The table should be read in conjunction with the following discussions of results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

		(in thousands)
Net income as reported	$12,722	$7,756	$1,654	$20,772

Impact of hedging losses, net	5,276	17,668	6,590	29,181

Exclude unusual items:

Provision for impairment	20,988	—	20,988	—

Loss (gain) from sales of assets	—	(701)	(926)	1,208

Gain on sale – Great Lakes	(39,810)	—	(39,810)	—

Tax effect – Great Lakes	1,500	—	1,500	—

Gain on retirement of securities	—	(4,261)	(2,430)	(14,776)

Reversal of tax provision	—	—	—	(1,101)

Reversal of IPF allowance for bad debt	—	(1,007)	—	(1,735)

	(17,322)	(5,969)	(20,678)	(16,404)

As adjusted	$676	$19,455	$(12,434)	$33,549

      Quarters Ended September 30, 1999 and 2000

      The Company reported net income for the third quarter of 2000 of $7.8 million, as compared to $12.7 million for the comparable period in 1999. However, net income excluding the impact of hedging losses and unusual items was $19.5 million for the third quarter of 2000 compared to $2.7 million for the comparable period in 1999. Production decreased to 151,511 Mcfe per day, a 15% decrease from the 1999 quarter. A less than 2% decrease would have been reported if the impact of dispositions was eliminated. The decline was primarily attributable to the Great Lakes transaction and the effect of asset divestitures. Revenues benefited from a 27% increase in average price received per Mcfe to $2.91 partially offset by a 15% decrease in production. The average oil price received increased 52% to $24.62 per barrel and average gas prices received increased 18% to $2.57 per Mcf. Production expenses decreased 14% to $9.5 million in the quarter versus $11.0 million in the comparable 1999 period largely as a result of the Great Lakes transaction. The average operating cost per Mcfe produced was $0.68 for each of the 1999 and 2000 periods.

      Transportation, processing and marketing revenues decreased to $813,000 for the quarter ended September 30, 2000 due to higher processing revenues caused by higher natural gas liquids prices offset by the effect of the sale of the Sterling gas plant effective in April 2000. IPF income of $3.1 million consisted of the return portion of its royalties and a $1.0 million reversal of reserves previously provided for uncollectible amounts. The results represented a 48% increase over the 1999 period. During the quarter ended September 30, 2000, IPF expenses included $0.3 million of administrative costs and $0.8 million of interest.

      Exploration expense increased to $858,000, an increase of $490,000 from the third quarter of 1999. The increase is primarily a result of dry hole costs.

      General and administrative expenses increased 19% to $2.7 million in the third quarter of 2000. The increase primarily resulted from lower well operating fee recoupments due to the Great Lakes transaction and property divestitures, and expenses associated with moving the Company’s accounting and administrative departments from Ohio to Texas.

      Interest and other income increased $771,000 primarily due to gains realized on the sale of assets of $701,000 in the 2000 period. Interest expense (excluding IPF) decreased 21% to $9.6 million primarily as a result of the lower average amounts outstanding partially offset by higher interest rates. See the discussion of IPF interest expense in Note 6. The average outstanding balances on the Credit Facility were $348 million and $132 million for the quarter ended September 30, 1999 and 2000, respectively, and the weighted average interest rates were 7.2% and 8.7%, respectively.

      Depletion, depreciation and amortization (“DD&A”) decreased 8% from the third quarter of 1999 due to lower production. However, lower proved reserves caused the Company’s depletion rate to increase from $1.02 to $1.20 per Mcfe. The Company currently estimates that its DD&A rate for the remainder of 2000 will approximate $1.28 per Mcfe. The Company’s high DD&A rate will make it difficult to sustain profitability if energy prices decline materially.

      Nine Month periods ended September 30, 1999 and 2000

      The Company reported net income of $20.8 million as compared to $1.7 million for the comparable nine month periods ended September 30, 2000 and 1999, respectively. However, net income before the impact of hedging losses and unusual items was $33.5 million for the nine months ended September 30, 2000 compared to a net loss of $11.2 million for the comparable period in 1999. A less than 7% decrease would have been reported if the impact of dispositions was eliminated. Oil and gas revenues increased 8% to $117.4 million for the nine months ended September 30, 2000 as compared to the similar period in 1999. Production decreased to 150,906 Mcfe per day, a 22% decrease from the 1999 period. The decline was primarily attributable to the Great Lakes transaction and the effect of asset divestitures. Revenues benefited from a 38% increase in average price received per Mcfe to $2.84 partially offset by lower production. The average oil price received increased 58% to $22.07 per barrel and average gas prices received increased 29% to $2.59 per Mcf. Production expenses decreased 16% to $27.7 million versus $33.1 million in the comparable 1999 period largely as a result of the Great Lakes transaction. The average operating cost per Mcfe produced rose from $0.63 in 1999 to $0.67 during the nine months ended September 30, 2000.

      Transportation, processing and marketing revenues decreased slightly to $4.3 million for the nine month period ended September 30, 2000 due to higher processing revenues caused by higher natural gas liquids prices offset by the effect of the sale of the Sterling gas plant effective April 1, 2000. IPF income of $8.1 million consisted of the return portion of its royalties and a $1.7 million reversal of reserves previously provided for uncollectible amounts. The results represented a 46% increase over the 1999 period. During the nine months ended September 30, 2000, IPF expenses included $0.9 million of administrative costs and $2.7 million of interest.

      Exploration expense increased to $2.3 million, an increase of $548,000 over the 1999 period. The increase is primarily a result dry hole costs.

      General and administrative expenses increased 24% to $7.3 million. The increase primarily resulted from lower well operating fee recoupments due to the Great Lakes transaction and property divestitures, expenses associated with moving the Company’s accounting and administrative departments from Ohio to Texas and the decision to no longer capitalize any overhead beginning in July 1999. In the comparable period of 1999, $753,000 of general and administrative expenses was capitalized.

      Interest and other income decreased $2.4 million primarily due to losses incurred on the sale of assets of $1.2 million compared to gains of $926,000 in the 1999 period. Interest expense decreased 17% to $30.2 million primarily as a result of the lower average amounts outstanding partially offset by higher interest rates. The average outstanding balances on the Credit Facility were $363 million and $132 million, for the nine months ended September 30, 1999 and 2000, respectively, and the weighted average interest rates were 7.0% and 8.7%.

      DD&A decreased 9% from the 1999 period due to lower production. However, lower proved reserves caused the Company’s depletion rate to increase from $0.99 to $1.21 per Mcfe. The Company currently estimates that its DD&A rate for the remainder of 2000 will approximate $1.28 per Mcfe. The Company’s high DD&A rate will make it difficult to sustain profitability if energy prices decline materially.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Range’s potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Range views and manages its ongoing market risk exposures. All of Range’s market risk sensitive instruments were entered into for purposes other than trading.

      Commodity Price Risk. Range’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to U.S. natural gas production. Pricing for oil and gas production has been volatile and unpredictable for several years.

      Range periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through financial swaps whereby Range will receive a fixed price for its production and pay a variable market price to the contract counterparty. These financial hedging activities are intended to reduce the impact of oil and gas price fluctuations. Realized gains and losses from the settlement of these hedges are recognized in oil and gas revenues when the associated production occurs. The gains and losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Range does not hold or issue derivative instruments for trading purposes.

      As of September 30, 2000, Range had oil and gas hedges in place that represented approximately 1.3 million barrels of oil production and approximately 33.9 Bcf of gas production. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate the contracts, was a net loss of approximately $32.6 million at September 30, 2000. These contracts expire monthly through March 2002 on gas and through December 2001 on oil. Gains or losses on hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Net losses incurred and included in income relating to these derivatives for the nine months ended September 30, 1999 and 2000 approximated $6.6 million and $29.2 million, respectively.

      The Company seeks to reduce the volatility of its oil and gas revenue through hedging transactions. Should the price of a commodity decline, the revenue received from the sale of the product tends to decline to a corresponding extent. The decline in revenue is then partially offset based on the amount of production hedged and the hedge price. In the third quarter of 2000, a 10% reduction in oil and gas prices would have reduced revenue by $5.8 million, offset by a reduction in hedging losses of $4.6 million. If oil and gas future prices at September 30, 2000 had declined by 10%, the hedging loss exposure at that date would have been reduced by $20.0 million.

      At September 30, 2000, Range had $482.9 million of debt (including Trust Preferred) outstanding. Of this amount, $165.7 million bears interest at fixed rates averaging 8.1%. The remaining $219.9 million of debt bears interest at floating rates which averaged 8.7% for the nine months then ended. At September 30, 2000, the Company had on $40 million of borrowings subject to two interest rate swap agreements of $20 million each, at rates of 5.64% and 5.59% each, expiring in October 2000 and October 2001, respectively. The interest rate swaps may be extended at the counterparties’ option for two years. The interest rate swap agreement scheduled to expire in October 2000 was not extended. Given current interest rates, extension of the October 2001 agreement is unlikely. The agreements require that the Company pay the counterparty interest at the above fixed swap rates and require the counterparty to pay the Company interest at the 30-day LIBOR rate. In addition, Great Lakes had two interest rate swap agreements of $25 million and $20 million at rates of 7.09% each, both of which expire in May 2002. The closing 30-day LIBOR rate on September 30, 2000 was 6.6%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2000 would cost the Company approximately $2.2 million on an annual basis.

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

LIBOR. London Interbank Offer Rate, the rate of interest at which banks offer to lend to one another in the wholesale money markets in the City of London. This rate is a yardstick for lenders involved in high value transactions.

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

      In May 1998, a Domain stockholder filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger were unfair to a purported class of Domain stockholders and that the defendants (except Range) violated their legal duties to the class in connection with the Merger. Range is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action sought an injunction enjoining the Merger as well as a claim for monetary damages. In September 1998, the parties executed a Memorandum of Understanding (the “MOU”), which represents a settlement in principle of the litigation. Under the terms of the MOU, appraisal rights (subject to certain conditions) were offered to all holders of Domain common stock (excluding the defendants and their affiliates). Domain also agreed to pay any court-awarded attorneys’ fees and expenses of the plaintiffs’ counsel in an amount not to exceed $300,000. The settlement in principle is subject to court approval and certain other conditions which appear unlikely to be satisfied.

Item 2.	Changes in Securities and Use of Proceeds
	(a)	Not applicable
	(b)	Not applicable
	(c)	At various times during the quarter ended September 30, 2000, Range issued common stock in exchange for certain of Range’s convertible securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the quarter ended September 30, 2000, a total of $9.2 million face value of the 6% Debentures were retired in exchange for 1.7 million shares of common stock, a total of $2.9 million of the Trust Preferred were retired in exchange for 291,150 shares of common stock and a total of $4.8 million face value of $2.03 Preferred was retired in exchange for 816,821 shares of common stock. In September 2000, the Company authorized a new $2.03 Convertible Exchangeable Preferred Stock Series D, having substantially identical terms as the currently outstanding Series C issuance, with the exception that dividends, at the option of the Company, may be paid in whole or in part through the issuance of common stock. The option to pay dividends in common stock expires in January 1, 2002. Dividends to be paid with common stock would be determined by dividing the amount of the dividend by the average closing price of the common stock on the three trading days prior to the dividend payment date, multiplied by 1.05. Subsequent to September 30, 2000, a total of 91% of the Series C has been exchanged for Preferred Stock Series D on a one-for-one basis. The shares of Series D issued in such exchanges are exempt from registration under Section 3(a)(g) of The Securities Act of 1933.
	(d)	Not applicable.

Item 3.	Not applicable

Item 4.	Not applicable.

Item 5.	Not applicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

The items listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K – None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

RANGE RESOURCES CORPORATION

By:	/s/ Eddie M. LeBlanc

Eddie M. LeBlanc

Chief Financial Officer

November 3, 2000

EXHIBIT TABLE

		Sequentially
Exhibit Number	Description of Exhibit	Numbered Page

27	Financial Data Schedule	29

4.1	Corrected Certificate of Designations of Preferred Stock of Range Resources Corporation Designated As $2.03 Convertible Exchangeable Preferred Stock, Series D	30