Form 10-Q
period 2001-06-30
RANGE RESOURCES CORP
filed 2001-08-07
CIK 315852

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

{x}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2001

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from ______ to ______ Commission File Number 0-9592

RANGE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	34-1312571 (I.R.S. Employer Identification No.)

777 Main Street, Ft. Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

Registrant’s telephone number: (817) 870-2601

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

51,412,775 Common Shares were outstanding on August 3, 2001.

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

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	June 30,
	2000	2001

		(Unaudited)
Assets

Current assets

Cash and equivalents	$2,485	$2,829

Accounts receivable	33,221	38,774

IPF receivables (Note 4)	20,800	14,000

Unrealized hedging gain (Note 2)	—	29,563

Inventory and other	5,580	3,759

	62,086	88,925

IPF receivables (Note 4)	28,128	30,385

Oil and gas properties, successful efforts method (Note 15)	1,014,939	1,045,871

Accumulated depletion	(443,097)	(477,864)

	571,842	568,007

Transportation and field assets (Note 2)	33,593	34,580

Accumulated depreciation	(12,339)	(13,779)

	21,254	20,801

Other (Note 2)	5,855	4,049

	$689,165	$712,167

Liabilities and Stockholders’ Equity

Current liabilities

Accounts payable	$26,730	$23,382

Accrued liabilities	11,341	13,636

Accrued interest	7,774	7,407

Current portion of long-term debt (Note 6)	14	14

	45,859	44,439

Senior debt (Note 6)	89,900	88,800

Non-recourse debt (Note 6)	113,009	99,902

Subordinated notes (Note 6)	162,550	133,340

Trust Preferred (Note 6)	92,640	90,290

Commitments and contingencies (Note 8)	—	—

Deferred taxes (Note 12)	—	11,615

Stockholders’ equity (Notes 9 and 10)	220	8

Preferred stock, $1 par, 10,000,000 shares authorized, $2.03 convertible preferred, 219,935 and 7,735 issued and outstanding	220	8

Common stock, $.01 par, 100,000,000 shares authorized, 49,187,682 and 51,336,284 issued and outstanding	492	513

Capital in excess of par value	363,625	370,833

Retained earnings (deficit)	(178,223)	(144,979)

Other comprehensive income (loss) (Note 2)	(907)	17,406

	185,207	243,781

	$689,165	$712,167

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Revenues

Oil and gas sales	$37,876	$54,787	$76,845	$112,880

Transportation and processing	1,519	719	3,514	1,701

IPF income	3,114	2,325	5,040	5,971

Interest and other	(1,173)	1,836	(1,224)	3,318

	41,336	59,667	84,175	123,870

Expenses

Direct operating	9,017	11,742	18,265	24,346

IPF	1,247	812	2,504	2,022

Exploration	541	1,363	1,420	2,445

General and administrative	2,387	3,455	4,652	6,925

Interest	10,268	7,976	20,605	17,093

Depletion, depreciation and amortization	17,216	18,998	35,321	37,637

	40,676	44,346	82,767	90,468

Income before taxes	660	15,321	1,408	33,402

Income taxes (Note 12)

Current	(1,093)	(51)	(1,093)	(51)

Deferred	—	1,528	—	1,528

	(1,093)	1,477	(1,093)	1,477

Income before extraordinary item	1,753	13,844	2,501	31,925

Extraordinary item

Gain on retirement of securities (Note 17)	6,982	895	10,515	1,327

Net income	$8,735	$14,739	$13,016	$33,252

Comprehensive income (Note 2)	$7,680	$64,172	$11,967	$51,565

Earnings per share, basic and diluted (Note 13)
Before extraordinary item	$0.06	$0.27	$0.10	$0.64

After extraordinary item	$0.23	$0.29	$0.36	$0.67

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,

	2000	2001

Cash flow from operations

Net income	$13,016	$33,252

Adjustments to reconcile to net cash provided by operations:

Deferred taxes	—	2,243

Depletion, depreciation and amortization	35,321	37,637

Writedown of marketable securities	—	1,348

Unrealized hedging gains	—	(3,250)

Adjustment to IPF receivables	(125)	(2,320)

Amortization of deferred offering costs	841	1,382

Gain on retirement of securities	(10,515)	(1,948)

(Gain) loss on sale of assets	1,909	(1,066)

Changes in working capital:

Accounts receivable	(7,350)	(5,586)

Inventory and other	(1,569)	906

Accounts payable	(11,867)	2,480

Accrued liabilities	(1,395)	(1,319)

Net cash provided by operations	18,266	63,759

Cash flow from investing

Oil and gas properties	(14,958)	(33,306)

IPF investments	(2,456)	(6,334)

IPF repayments	9,937	13,196

Proceeds from asset sales	22,918	1,031

Net cash provided by (used in) investing	15,441	(25,413)

Cash flow from financing

Repayment of debt	(46,004)	(39,208)

Preferred dividends	(985)	(8)

Issuance of common stock	555	1,214

Net cash used in financing	(46,434)	(38,002)

Change in cash	(12,727)	344

Cash and equivalents, beginning of period	12,937	2,485

Cash and equivalents, end of period	$210	$2,829

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF BUSINESS

      Range Resources Corporation (“Range”) is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Southwest, Gulf Coast and Appalachian regions of the United States. The Company also provides financing to small oil and gas producers through a wholly-owned subsidiary, Independent Producer Finance (“IPF”). The Company seeks to increase its reserves and production principally through development drilling and acquisitions. In 1999, Range and FirstEnergy Corp. (“FirstEnergy”) contributed their Appalachian oil and gas assets to a joint venture, Great Lakes Energy Partners L.L.C. (“Great Lakes”). To equalize their interests in the venture, Range transferred $188.3 million of indebtedness to it and FirstEnergy contributed $2.0 million of cash.

      After a ten-year period of rapid growth and uninterrupted profitability, Range concluded a series of significant acquisitions in 1997 and 1998 which proved disappointing. Due to their poor performance, substantial write-downs were required and the Company was forced to retrench. Staff was sharply reduced, capital expenditures were cut, assets were sold and exchanges of common stock for fixed income securities were initiated. Since year-end 1998, parent company bank debt has been reduced by 76% to $88.8 million. Total debt, including Trust Preferred, has been reduced 43% to $412.3 million. As a result, the Company’s financial position has stabilized. The Company expects to continue to retire debt with internal cash flow and may exchange additional stock or equity-linked securities for indebtedness. Stockholders could be materially diluted if a substantial portion of the fixed income securities are exchanged for stock. While such exchanges reduce stockholders’ proportionate ownership, management believes they enhance financial flexibility and will ultimately increase the value of the Company’s stock.

      With its financial strength restored, the Company has refocused on increasing production and reserves. Due to reserve revisions and asset sales, reserves fell in 1999 and 2000. While the Company does not expect to achieve full reserve replacement in 2001, projects currently underway should position it to accelerate production growth by the end of 2001 and to increase its reserves in 2002.

      The Company believes it has sufficient liquidity and cash flow to meet its obligations. However, a material decline in oil and gas prices or a reduction in production and reserves would reduce its ability to fund capital expenditures, meet its financial obligations and reduce leverage. The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire reserves on an attractive basis, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide a satisfactory return and the highly competitive nature of the industry. The Company’s ability to expand its reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, borrowings or the issuance of debt or equity securities.

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

Revenue Recognition

      The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized in the period received. Although receivables are concentrated in the oil and gas industry, the Company does not view this concentration as an unusual credit risk. The Company had allowances for doubtful accounts of $1.7 million at December 31, 2000 and June 30, 2001. At the same dates, IPF had valuation allowances of $15.3 million and $14.8 million, respectively.

Marketable Securities

      The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Pursuant to SFAS No. 115, the Company’s equity securities qualify as available-for-sale. Such securities are recorded at fair value and unrealized gains and losses are reflected in Stockholders’ equity as a component of comprehensive income. A decline in the market value of a security below cost deemed other than temporary is charged to earnings and reflected in the book value of the security. Realized gains and losses are reflected in income. During the first quarter of 2001, the Company determined that the decline in market value of an investment in an equity security was other than temporary. A loss of $1.3 million was recorded as a reduction to Interest and other revenues in that period.

Great Lakes

      The Company contributed its Appalachian assets to Great Lakes in 1999, retaining a 50% interest in the venture. Great Lakes’ proved reserves, 85% of which are natural gas, approximated 481 Bcfe at December 31, 2000. In addition, the joint venture owns 4,700 miles of gas gathering and transportation lines and a leasehold position of approximately 1.1 million gross (992,000 net) acres. Great Lakes has over 1,600 proved drilling locations within existing fields. At year-end, it had a reserve life index of 20 years.

Independent Producer Finance

      IPF acquires dollar denominated royalties in oil and gas properties from smaller producers. The royalties are accounted for as receivables because the investment is recovered from an agreed-upon share of revenues until a specified rate of return is received. The portion of payments received relating to the return is recognized as income; remaining receipts reduce receivables. Receivables classified as current represent the return of capital expected to be received within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts are established. At June 30, 2001, IPF’s valuation allowance totaled $14.8 million. On certain receivables, income is recorded at rates below those specified due to an assessment of risk. Due to favorable oil and gas prices over the past 18 months, it appears likely that certain of these receivables will generate all or a greater than anticipated percentage of contract returns. As a result, $816,000 and $1.9 million increases in receivables were recorded as additional income for the three and six months ended June 30, 2001, respectively. In the first half of 2001, the book value of the affected receivables was increased to reflect this. During the quarter and six months, IPF expenses were comprised of $419,000 and $938,000 of general and administrative costs and $393,000 and $1.1 million of interest, respectively. During the comparable prior year periods, expenses were comprised of $324,000 and $608,000 million of general and administrative costs and $926,000 and $1.9 million of interest. IPF recorded reversals of its valuation allowance of $727,000 and $406,000 against its revenues during the quarters ended June 30, 2000 and 2001, and $125,000 and $441,000 for the six months then ended, respectively.

Oil and Gas Properties

      The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Costs which result in discoveries and development costs are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. Depletion rates were $1.23 and $1.31 per mcfe in the quarters ended June 30, 2000 and 2001, and $1.25 and $1.32 for the six months, respectively. Unproved properties had a net book value of $49.5 million and $37.4 million at December 31, 2000 and June 30, 2001, respectively.

Transportation and Field Assets

      The Company’s gas gathering systems are located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company sold its only gas processing facility in June 2000. See Note 5.

      The Company receives fees for providing certain field services which are recognized as earned. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives ranging from one to five years. Buildings are depreciated over seven to twenty-five years.

Security Issuance Costs

      Expenses associated with the issuance of debt securities are capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed.

Gas Imbalances

      The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than gas produced. At December 31, 2000 and June 30, 2001, gas imbalance liabilities of $318,000 and $114,000 were included in Accrued liabilities on the balance sheet, respectively.

Comprehensive Income

      The Company follows SFAS No. 130, “Reporting Comprehensive Income,” defined as changes in Stockholders’ equity from nonowner sources including net income, unrealized hedging losses and changes in the fair value of marketable securities. The following is a calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Net income	$8,735	$14,739	$13,016	$33,252

Add: Change in unrealized gain

Gross	(1,052)	58,806	(1,049)	27,686

Tax effect	—	(9,373)	—	(9,373)

Less: Realized gain

Gross	(3)	—	—	—

Tax effect	—	—	—	—

Comprehensive income	$7,680	$64,172	$11,967	$51,565

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from the estimates.

Recent Accounting Pronouncements

      In 2001, SFAS No. 133, “Accounting for Derivative Instruments,” requiring that derivative instruments be recorded on the balance sheet as assets or liabilities at fair value was adopted. Changes in fair value are recognized currently in earnings unless specific criteria are met. In connection with adopting SFAS No. 133 on January 1, 2001, the Company recorded $72.1 million of Unrealized hedging losses on the balance sheet with an offsetting amount in Other comprehensive income. Due to the decline in oil and gas prices since year end, this loss had become a $30 million gain by mid year.

      The Company enters into swap agreements to reduce the risk of changes in interest rates. These agreements qualify as fair value hedges. Accordingly, related income or expense is recorded as an adjustment to interest expense in the period covered. The Company also enters into contracts to reduce the effect of fluctuations in oil and gas prices. These contracts qualify as cash flow hedges. Prior to 2001, gains and losses were determined monthly and included in oil and gas revenues in the period the hedged production was sold. Starting in 2001, gains or losses on open contracts are recorded either in current period income or in Other comprehensive income. SFAS No. 133 will tend to increase earnings volatility in independent oil companies.

      Interest and other revenues in the Income Statement was increased by $1.0 million and $3.3 million of hedging gains in the three months and six months ended June 30, 2001, respectively. Unrealized hedging receivables of $29.6 million and Other comprehensive income of $17.4 million, net of taxes, were recorded on the balance sheet. See Note 7.

(3) ACQUISITIONS

      All acquisitions have been accounted for as purchases. Purchase prices were allocated to acquired assets based on estimated fair value at acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various properties for $85,000 and $2.2 million during the six months ended June 30, 2000 and 2001, respectively.

(4) IPF RECEIVABLES

      At December 31, 2000 and June 30, 2001, IPF had net receivables of $48.9 million and $44.4 million, respectively. The receivables result from the purchase of overriding royalty interests payable from an agreed-upon share of revenues until a specified return is achieved. The royalties constitute property interests that serve as security for receivables. On certain IPF receivables, income has been recorded at rates below those specified in the contract based on an assessment of risk. Due to favorable oil and gas prices over the past 18 months, it now appears likely that some of these receivables will generate a greater proportion of their full contract return. In the first half of 2001 the book value of the affected receivables was increased and approximately $816,000 and $1.9 million was recorded as additional income in the three months and six months then ended June 30, 2001, respectively. The Company estimates that $14.0 million of receivables at June 30, 2001 will be repaid in the next twelve months and has classified them as current. IPF receivables reflected valuation allowances for uncollectible amounts of $15.3 million and $14.8 million at December 31, 2000 and June 30, 2001, respectively.

(5) DISPOSITIONS

      In June 2000, the Company sold a gas processing plant for $19.7 million and recorded a $716,000 loss.

Unaudited Pro Forma Financial Information

      The following table presents unaudited pro forma operating results as if the sale of the gas processing plant sold in June 2000 had occurred January 1, 2000 (in thousands, except per share data):

	Pro Forma
	Six Months Ended
	June 30

	2000	2001

Revenues	$82,526	$123,870

Net income	13,733	33,252

Earnings per share – basic and diluted	0.38	0.67

Total assets	697,792	712,167

Stockholders’ equity	145,077	243,781

Pro forma results have been prepared for comparative purposes only. They do not purport to present actual results that would have been achieved or to be indicative of future results.

(6) INDEBTEDNESS

      The Company had the following debt and Trust Preferred outstanding as of the dates shown. Interest rates, excluding the impact of interest rate hedging, at June 30, 2001 are shown parenthetically:

	December 31,	June 30,
	2000	2001

	(In thousands)
Senior debt

Parent credit Facility (6.0%)	$89,900	$88,800

Other (6.2%)	14	14

	89,914	88,814

Less amounts due within one year	(14)	(14)

	89,900	88,800

Non-recourse debt

Great Lakes credit facility (5.8%)	84,509	77,002

IPF credit facility (6.0%)	28,500	22,900

	113,009	99,902

Subordinated debt

8.75% Senior Subordinated Notes due 2007	125,000	100,000

6% Convertible Subordinated Debentures due 2007	37,550	33,340

	162,550	133,340

Total debt	365,459	322,042

Trust preferred	92,640	90,290

Total debt and Trust preferred	$458,099	$412,332

Interest paid in cash during the three months ended June 30, 2000 and 2001 totaled $7.4 million and $4.9 million, respectively. Interest paid in cash during the six months ended June 30, 2000 and 2001 totaled $22.1 million and $17.1 million, respectively. The Company does not capitalize interest expense.

Senior debt

      The Company maintains a $225 million secured revolving bank facility (the “Parent Facility”). The Facility provides for a borrowing base subject to semi-annual redeterminations in April and October. On July 31, 2001, the borrowing base was $115 million of which $25.6 million was available. Redeterminations are based on a variety of factors, including the present value of the banks’ projection of future cash flows. Redeterminations require approval by 75% of the lenders. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at an annual rate of 0.25% to 0.50%. The interest rate on the Facility is LIBOR plus 1.50% to 2.25%, depending on outstandings. The weighted average interest rate on the Facility was 8.99% and 6.73% for the three months ended June 30, 2000 and 2001, and 8.65% and 7.51% for the six months then ended, respectively.

Non-recourse debt

      The Company consolidates its proportionate share of borrowings on Great Lakes’ $275 million secured revolving bank facility (the “Great Lakes Facility”). The Facility is non-recourse to Range and provides for a borrowing base, which is subject to redeterminations semi-annually in April and October. On July 31, 2001, the borrowing base was $200 million of which $47.0 million was available. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in September 2003. The interest rate on the Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid quarterly on the undrawn balance at an annual rate of 0.25% to 0.50%. The average interest rate on the Facility, excluding interest rate hedges, was 8.57% and 6.69% for the three months ended June 30, 2000 and 2001, and 8.43% and 7.41% for the six months then ended, respectively. After hedging (see Note 7), the rate was 8.61% and 7.67% for the quarters and 8.45% and 8.03% for the six months ended June 30, 2000 and 2001, respectively.

      IPF has a $100 million secured revolving credit facility (the “IPF Facility”). The Facility is non-recourse to Range and matures in January 2004. The borrowing base under the Facility is subject to redeterminations semi-annually in April and October. On July 31, 2001, the borrowing base was $30.0 million of which $6.2 million was available. The Facility bears interest at LIBOR plus 1.75% to 2.25% depending on outstandings. Interest expense on the Facility is included in IPF expenses in the statements of income and amounted to $926,000 and $393,000 for the three months, and $1.9 million and $1.1 million for the six months ended June 30, 2000 and 2001, respectively. A commitment fee is paid quarterly on the undrawn balance at an annual rate of 0.375% to 0.50%. The weighted average interest rate on the Facility was 8.31% and 6.59% for the three months, and 8.27% and 7.44% for the six months ended June 30, 2000 and 2001, respectively.

Subordinated notes

      The 8.75% Senior Subordinated Notes Due 2007 (the “8.75% Notes”) are redeemable beginning January 15, 2002, in whole or in part, at a price of 104.375% of principal, declining 1.458% annually each January 15 to par in 2005. The Notes are unsecured general obligations subordinated to all senior debt (as defined). Interest is payable semi-annually in January and July. During the three months ended June 30, 2001, the Company repurchased $25 million face amount of the 8.75% Notes in the open market at a discount. The gain on these repurchases is included in Extraordinary gains on the income statement. The repurchased notes are held in treasury and may be reissued.

      The 6% Convertible Subordinated Debentures Due 2007 (the “6% Debentures”) are convertible into common stock at the option of the holder at any time at a price of $19.25 per share, subject to adjustment in certain circumstances. Interest is payable semi-annually in February and August. The debentures mature in 2007 and are currently redeemable at 103.5% of principal, declining 0.5% annually each February through 2007. The debentures are unsecured general obligations subordinated to all senior indebtedness (as defined), including the 8.75% Notes. During the quarters ended June 30, 2000 and 2001, $1.3 million and $2.6 million of 6% Debentures were retired at a discount in exchange for 295,904 and 340,340 shares of common stock, respectively. During the six months ended June 30, 2000 and 2001, $1.6 million and $4.2 million of 6% Debentures were retired at a discount in exchange for 385,904 and 532,886 shares of common stock, respectively. Extraordinary gains, net of taxes, of $583,000 and $365,000 were recorded in the 2000 and 2001 quarters, and $700,000 and $647,000 for the six months ended June 30, 2000 and 2001, respectively.

Trust preferred

      In 1997, a special purpose affiliate (the “Trust”) issued $120 million of 5 3/4% Trust Convertible Preferred Securities (the “Trust Preferred”), represented by 2,400,000 Trust Preferred shares priced at $50 each. The Trust Preferred is convertible into common stock at the holder’s option at any time at a price of $23.50 per share. The Trust invested the proceeds in 5 3/4% convertible junior subordinated debentures issued by the Company (the “Junior Debentures”), its sole asset. The Junior Debentures and the Trust Preferred mature in 2027. The Junior Debentures and the Trust Preferred can currently be redeemed in whole or in part at 104.025% of principal. The redemption price declines annually in November reaching par in 2007.

      The Company guarantees payments on the Trust Preferred to the extent the Trust has funds available. Such guarantee, when taken together with Range’s other obligations, provides a full subordinated guarantee of the Trust Preferred. The accounts of the Trust are included in Range’s consolidated financial statements after eliminations. Distributions on the Trust Preferred are recorded as interest expense, are deductible for tax purposes and are subject to limitations in the Parent Facility. During the quarters ended June 30, 2000 and 2001, $11.3 million and $2.4 million of Trust Preferred was acquired at a discount in exchange for 1,479,170 and 230,708 shares of common stock, respectively. During the six months ended June 30, 2000 and 2001, $17.4 million and $2.4 million of Trust Preferred was acquired at a discount in exchange for 2,425,217 and 230,708 shares of common stock, respectively. An extraordinary gain, net of tax, of $6.9 million and $619,000 was recorded for the quarters, and $10.5 million and $619,000 for the six months ended June 30, 2000 and 2001, respectively.

      The debt agreements contain various covenants relating to net worth, working capital maintenance, restrictions on dividends and financial ratios. The Company was in compliance with all covenants at June 30, 2001. Under the most restrictive covenant, $4.9 million of dividends or other restricted payments could be paid at June 30, 2001. Under the Parent Facility dividends may not be paid on the Trust Preferred if certain ratio requirements are not met and common dividends are prohibited.

(7) FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      The Company’s financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and commodity and interest rate hedges. The book value of cash and equivalents and accounts receivable and payable are considered to be representative of fair value because of their short maturity. The book values of borrowings under the Parent Facility, the Great Lakes Facility, and the IPF Facility are believed to approximate fair value because of their floating rate structure.

      A portion of the Company’s future oil and gas sales is periodically hedged through the use of swap or option contracts. Gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to oil and gas revenue. The Company seeks to manage interest rate risk on its credit facilities through the use of swaps. Gains and losses on these swaps are included as an adjustment to interest expense in the relevant periods.

      The following table sets forth the book and estimated fair values of financial instruments (in thousands):

	December 31, 2000		June 30, 2001

	Book	Fair	Book	Fair
	Value	Value	Value	Value

Assets

Cash and equivalents	$2,485	$2,485	$2,829	$2,829

Marketable securities	2,028	2,028	1,586	1,586

Commodity swaps	—	—	31,492	31,492

Total	4,513	4,513	35,907	35,907

Liabilities

Commodity swaps	—	(72,090)	—	—

Interest rate swaps	—	(1,029)	(1,455)	(1,455)

Long-term debt	(365,459)	(348,257)	(322,042)	(311,040)

Trust Preferred	(92,640)	(53,268)	(90,290)	(54,174)

Total	(458,099)	(474,644)	(413,787)	(366,669)

Net financial instruments	$(453,586)	$(470,131)	$(377,880)	$(330,762)

      At June 30, 2001, the Company had hedging contracts covering 43.6 Bcf of gas and 1.4 million barrels of oil at prices ranging from $3.37 to $5.93 per Mmbtu (averaging $4.18) and $24.15 to $30.50 per barrel (averaging $27.11). Their fair value, represented by the estimated amount that would be realized or paid upon termination of the contracts, approximated a net gain of $31.5 million. The contracts expire monthly through December 2003. Gains or losses on hedging are determined as the difference between the contract price and the reference price, generally closing prices on the New York Mercantile Exchange (“NYMEX”). Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Net losses incurred relating to these derivatives for the quarters ended June 30, 2000 and 2001 totaled $9.6 million and $5.3 million, and $11.2 million and $28.7 million for the six months then ended, respectively.

      In June 2000, the Company repriced 4.1 Bcf of gas hedges from an average price of $2.59 to $3.00 per Mmbtu. In exchange, an average of 22,700 Mmbtu per day from April 2001 through March 2002 was hedged at an average price of $3.20 per Mmbtu. While payment requirements were affected, under generally accepted accounting principles the $6.0 million of estimated net losses on the repriced transactions were recorded in the period in which they would have been recorded if no repricing had occurred. A deferred loss and associated liability of $6.0 million were recorded on the balance sheet at June 30, 2000. At June 30, 2001, only $1.4 million of the liability remained. The following schedule shows the effect of closed hedge position for the four quarters ended June 30, 2001 and the open contracts as of that date including the repriced hedges.

	Hedging Gain (Loss) Exposure

	(In thousands)
	Impact on	Repricing's
	Oil & Gas	Impact on	Impact on
Quarter Ended	Revenue	Cash Flow	Cash Flow

Closed contracts:

September 30, 2000	$(17,668)	$1,527	$(16,141)

December 31, 2000	(13,996)	51	(13,945)

March 31, 2001	(23,440)	102	(23,338)

June 30, 2001	(5,250)	(461)	(5,711)

	(60,354)	1,219	(59,135)

Open Contracts:

September 30, 2001	7,026	(466)	6,560

December 31, 2001	4,310	(466)	3,852

March 31, 2002	3,548	(455)	3,093

June 30, 2002	4,163	—	4,163

September 30, 2002	3,786	—	3,786

December 31, 2002	3,411	—	3,411

March 31, 2003	1,241	—	1,241

June 30, 2003	1,470	—	1,470

September 30, 2003	1,344	—	1,344

December 31, 2003	1,185	—	1,185

	31,484	(1,387)	30,105

Total	$(28,870)	$(168)	$(29,030)

      Interest rate swaps are accounted for on the accrual basis. Income or expense resulting from these agreements is recorded as an adjustment to interest expense in the period covered. At June 30, 2001, Great Lakes had nine interest rate swap agreements totaling $100 million. Two agreements totaling $45 million at LIBOR rates of 7.09% expire in May 2004. Two agreements totaling $20 million at 6.20% and 6.22% expire in December 2002. Five agreements totaling $35 million at rates of 4.49%, 4.54%, 4.60%, 4.65% and 4.75% expire in June of 2003. The fair value of the swaps at June 30, 2001 was a net loss of $1.5 million based on then current quotes. The agreements expiring in May 2004 and December 2002 may be terminated at the counterparty’s option in May 2002 and December 2001, respectively. The value of this option is marked to market each quarter. For the quarter and six months ended June 30, 2001, the related losses were insignificant.

      The combined fair value of oil and gas and interest rate swaps totaling $29.6 million appear as an Unrealized hedging receivable on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of these counterparties is subject to continuing review.

(8) COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company’s financial position or results of operations. In 1998, a Domain stockholder filed an action alleging that the terms of the Merger were unfair. Range was alleged to have aided and abetted certain breaches of fiduciary duty by the other defendants. In March 2001, the suit was dismissed without prejudice.

      In 2000, a royalty owner filed suit asking for class action certification against Great Lakes and the Company in New York, alleging that gas was sold to affiliates and gas marketers at low prices, inappropriate post production expenses reduced proceeds to the royalty owners, and that royalty owners’ share of gas was improperly accounted for. The action sought a proper accounting, an amount equal to the difference in prices paid and the highest obtainable prices, punitive damages and attorneys’ fees. This action is in a very early stage of development.

(9) STOCKHOLDERS’ EQUITY

      In 1995, the Company issued 1,150,000 shares of $2.03 Convertible Exchangeable Preferred Stock, (the “$2.03 Preferred”) for $28.8 million. The $2.03 Preferred is convertible into common stock at a conversion price of $9.50. The $2.03 Preferred is currently redeemable at a price of $25.75 a share, and is exchangeable at the Company’s option for 8.125% Convertible Subordinated Notes. Through December 31, 2000, $23.2 million of the $2.03 Preferred had been exchanged for 4.6 million shares of common stock. During the quarter and six months ended June 30, 2001, $12,500 and $5.3 million of the $2.03 Preferred was exchanged for 1,754 and 748,930 shares of common stock. Only 7,735 shares remained outstanding at June 30, 2001, having a liquidation preference of $193,375. Gains on exchanges of $2.03 Preferred are not included in net income as it is an equity security. However, they are included in income available to common shareholders. See Note 13. Subsequent to June 30, 2001, 3,700 shares of the $2.03 Preferred were exchanged for common stock. Only 4,035 shares now remain outstanding.

      The following is a schedule of changes in outstanding common shares:

		Six
	Year Ended	Months Ended
	December 31, 2000	June 30, 2001

Beginning Balance	37,901,789	49,187,682

Issuances:

Compensation	289,714	238,628

Stock options exercised	241,637	201,506

Exchanges for 6% Debentures	2,496,789	532,886

Trust Preferred	3,231,548	230,708

$2.03 Preferred	4,583,993	748,930

Stock Purchase Plan	343,422	196,000

In lieu of dividends	106,597	—

Other	(7,807)	(56)

Ending Balance	49,187,682	51,336,284

Supplemental disclosures of non-cash investing and financing activities

	Six Months Ended June 30,

	2000	2001

	(In thousands)
Common stock issued

Under benefit plans	$311	$1,196

In exchange for convertible securities	$11,312	$9,383

(10) STOCK OPTION AND PURCHASE PLANS

      The Company has four stock option plans (two of which are currently active) and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights can be issued to directors, officers, and employees pursuant to decisions of the Compensation Committee of the Board. Information with respect to the stock option plans is summarized below:

	Domain	1989	Directors'	1999
	Plan	Plan	Plan	Plan	Total

Outstanding at December 31, 2000	248,965	1,182,893	136,000	665,200	2,233,058

Granted	—	—	56,000	734,350	790,350

Exercised	(106,393)	(51,613)	—	(43,500)	(201,506)

Expired/canceled	—	(149,493)	(24,000)	(24,187)	(210,180)

Outstanding at June 30, 2001	142,572	981,787	168,000	1,331,863	2,611,722

      In 1999, shareholders approved the 1999 Stock Option Plan (the “1999 Plan”) providing for the issuance of options on up to 1.4 million common shares. In May 2001, shareholders approved an increase in the number of options issuable under the Plan to 3.4 million shares. All options issued under the Plan vest 25% per year beginning a year after grant and expire in 10 years. During the six months ended June 30, 2001, 734,350 options were granted under the Plan at exercise prices ranging from $6.40 to $6.67. At June 30, 2001, 1.3 million options were outstanding under the Plan at exercise prices of $1.94 to $6.67 a share.

      The Company also maintains the 1989 Stock Option Plan (the “1989 Plan”) which authorizes the issuance of options on up to 3.0 million common shares. No options have been granted under this plan since March 1999. Options issued under the 1989 Plan vest 30% after one year, 60% after two years and 100% after three years and expire in 5 years. At June 30, 2001, 981,787 options were outstanding under the Plan at exercise prices of $2.63 to $18.00 a share.

      In 1994, shareholders approved the Outside Directors’ Stock Option Plan (the “Directors’ Plan”). In 2000, Shareholders approved an increase in the number of options issuable under the Plan to 300,000, extended the term of the options to ten years and set the vesting period at 25% per year beginning a year after grant. During the six months ended June 30, 2001, 56,000 options were granted under the Plan at exercise prices of $5.52 to $6.00 a share. At June 30, 2001, 168,000 options were outstanding under the Plan at exercise prices of $2.81 to $16.88 a share.

      The Domain stock option plan was adopted in an acquisition. Since that time, no further options have been granted under the Plan. Existing options became exercisable into Range common stock. At June 30, 2001, 142,572 options were outstanding under the Plan at a price of $3.46 a share.

      In total, 2.6 million options were outstanding at June 30, 2001 at exercise prices of $2.63 to $18.00 a share as follows:

Range of			Average	Domain	1989	Directors’	1999
Exercise Prices			Exercise Price	Plan	Plan	Plan	Plan	Total

$0.01	—	$4.99	$2.52	142,572	394,087	64,000	551,263	1,151,922

5.00	—	9.99	6.75	—	226,550	56,000	780,600	1,063,150

10.00	—	14.99	10.87	—	25,000	24,000	—	49,000

15.00	—	18.00	17.31	—	336,150	24,000	—	360,150

				142,572	981,787	168,000	1,331,863	2,624,222

      In 1997, shareholders approved a Stock Purchase Plan (the “Stock Purchase Plan”) authorizing the sale of up to 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. To date, all purchase rights have been granted at 75% of market. In May 2001, shareholders approved an increase in the number of shares authorized for issuance under the Plan to 1,750,000. From inception through June 30, 2001, 1,054,319 shares have been sold under the Plan for $4.5 million. At June 30, 2001, rights to purchase 270,000 shares were outstanding.

(11) BENEFIT PLAN

      The Company maintains a 401(k) Plan for its employees. The Plan permits employees to contribute up to 15% of their salary on a pre-tax basis. The Company makes discretionary contributions to the Plan annually. In late 2000, the Company contributed $483,000 of common stock to the Plan.

(12) INCOME TAXES

      The Company follows SFAS No. 109, “Accounting for Income Taxes,” pursuant to which the liability method is used to account for taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse. At December 31, 2000, the Company had a $72.0 million deferred tax asset. Utilization of this asset was dependent on future taxable income. As significant uncertainty existed regarding the amount and timing of future taxable income, a full valuation allowance was recorded. Increased oil and gas prices caused the Company to realize enough taxable income to fully utilize the asset during the six months of 2001. Therefore, the Company provided deferred taxes on income in the quarter ended June 30, 2001, after the valuation allowance was fully utilized.

      At December 31, 2000, the Company had regular net operating loss carryovers of $191 million and alternative minimum tax (“AMT”) net operating loss (“NOLs”) carryovers of $171 million that expire between 2001 and 2020. NOLs generated prior to a change of control are subject to limitations. The Company experienced change of control limitations in 1994, 1995, 1997, and 1998 due to acquisitions. Consequently, the use of $34.6 million of NOLs is limited to $10.6 million per year. Remaining NOLs are not subject to limitation. At December 31, 2000, the Company had a statutory depletion carryover of $5.6 million and an AMT credit carryover of $660,000 which are not subject to limitations or expiration.

      The following table sets forth the year of expiration schedule of NOL carryovers:

	NOL Carryover Amount

Expiration	Regular	AMT

	(in thousands)
2001	$1,180	$1,180

2002	558	480

2003	488	422

2004	666	136

2005	522	353

Thereafter	187,644	168,902

Total	$191,058	$171,473

(13) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Numerator:

Income before extraordinary item	$1,753	$13,844	$2,501	$31,925

Gain on retirement of $2.03 Preferred	1,120	3	2,324	532

Preferred dividends	(464)	(4)	(985)	(8)

Numerator for earnings per share, before extraordinary item	2,499	13,843	3,840	32,449

Extraordinary item Gain on retirement of securities, net	6,982	895	10,515	1,327

Numerator for earnings per share, basic and diluted	$9,481	$14,738	$14,355	$33,776

Denominator:

Weighted average shares, basic	41,005	50,919	40,006	50,554

Dilutive potential common shares

Stock options	135	233	135	238

Denominator for diluted earnings per share	41,140	51,152	40,141	50,792

Earnings per share, basic and diluted:

Before extraordinary item	$0.06	$0.27	$0.10	$0.64

After extraordinary item	$0.23	$0.29	$0.36	$0.67

      During the three months ended June 30, 2000 and 2001, 134,752 and 233,433 stock options were included in the computation of diluted earnings per share and for the six months then ended, 134,752 and 238,491 stock options were included in such computation. All remaining stock options, the 6% Debentures, Trust Preferred and the $2.03 Preferred were not included because their inclusion would have been antidilutive.

      The Company has and will continue to consider exchanging common stock or other equity-linked securities for fixed income securities. Existing common stockholders may be materially diluted if substantial exchanges are consummated. The extent of dilution will depend on the number of shares and price at which common stock is issued, the price at which newly issued securities are convertible into common stock, and the price at which fixed income securities are reacquired.

(14) MAJOR CUSTOMERS

      The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts that are cancelable within 30 days. Virtually all gas production is sold under market sensitive contracts. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service. For the six months ended June 30, 2001, four customers accounted for 10% or more of oil and gas revenues. Management believes that the loss of any one customer would not have a material adverse effect.

      From the inception of the joint venture through June 30, 2001, Great Lakes sold approximately 90% of its gas production to FirstEnergy, at prices based on the close of NYMEX contracts each month plus a basis differential. Effective July 1, 2001, Great Lakes began selling its gas to several different companies including FirstEnergy. Over the next twelve months, Great Lakes expects to sell roughly 36% of its gas to FirstEnergy, with the remaining 64% being sold to seven marketing companies. Currently 91% of Great Lakes gas is sold at prices based on the close of NYMEX contracts each month plus a basis differential. The remainder is sold at a fixed price.

(15) OIL AND GAS ACTIVITIES

      The following summarizes selected information with respect to producing activities:

		Six
	Year Ended	Months Ended
	December 31,	June 30,
	2000	2001

Oil and gas properties:

Subject to depletion	$965,416	$1,008,441

Unproved	49,523	37,430

Total	1,014,939	1,045,871

Accumulated depletion	(443,097)	(477,864)

Net oil and gas properties	$571,842	$568,007

Costs incurred:

Acquisition	$4,701	$6,454 (a)

Development	49,006	26,492

Exploration	4,498	2,439

Total costs incurred	$58,205	$35,385

(a)	Includes $2.2 million for oil and gas reserves, the remainder represents acreage purchases.

(16) INVESTMENT IN GREAT LAKES

      The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture’s assets, liabilities, revenues and expenses. The following table summarizes the interest in Great Lakes consolidated in the Company’s financial statements:

At or for
the period ended
June 30, 2001

(In thousands)
Current assets	$12,767

Oil and gas properties	149,911

Transportation and field assets	16,997

Other assets	350

Current liabilities	10,134

Long-term debt	77,002

Deferred taxes	3,043

Members’ equity	92,364

Revenues	25,426

Net income	6,206

(17) EXTRAORDINARY ITEM

      During the six months ended June 30, 2001, 763,594 shares of common stock were exchanged for $4.2 million of 6% Debentures and $2.4 million of Trust Preferred. An extraordinary gain of $1.3 million, net of $715,000 of deferred taxes, was recorded because these securities were retired at a discount. In addition, 748,930 shares of common stock were exchanged for $5.3 million of $2.03 Preferred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting Financial Condition and Liquidity

Liquidity and Capital Resources

      During the six months ended June 30, 2001, the Company spent $35.4 million on development, exploration and acquisitions. Debt, Trust Preferred and $2.03 Preferred were reduced by a total of $51.1 million. At June 30, 2001, the Company had $2.8 million in cash, total assets of $712.2 million and, including the Trust Preferred as debt, a debt to capitalization ratio of 63%. Available borrowing capacity on the Company’s bank lines at June 30, 2001 was $26.2 million at the parent, a net $23.0 million at Great Lakes and $7.1 million at IPF. Long-term debt at June 30, 2001 totaled $412.3 million. This included $88.8 million of parent bank borrowings, a net $77.0 million at Great Lakes and $22.9 million at IPF, as well as $100 million of 8.75% Senior Notes, $33.3 million of 6% Debentures and $90.3 million of Trust Preferred.

      During the six months ended June 30, 2001, 763,594 shares of common stock were exchanged for $4.2 million of 6% Debentures and $2.4 million of Trust Preferred. A $1.3 million extraordinary gain, after $715,000 deferred taxes, was recorded as the Debentures and Trust Preferred were acquired at a discount. In addition, 748,930 common shares were exchanged for $5.3 million of $2.03 Preferred.

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

Cash Flow

      The Company’s principal sources of cash are operating cash flow and bank borrowings. The Company’s cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 70%, 40%, and 20% of its anticipated production on an mcfe basis from existing proved reserves for the remainder of 2001, 2002, and for 2003, respectively. The $33.3 million of capital expenditures in the six months ended June 30, 2001 were funded entirely with internal cash flow. Net cash provided by operations for the six months ended June 30, 2000 and 2001 was $18.7 million and $63.8 million, respectively. Cash flow from operations increased as higher realized prices and lower interest expense more than offset increasing direct operating and general and administrative expenses. Net cash used in investing for the six months ended June 30, 2000 and 2001 was $15.0 million and $25.4 million, respectively. The 2000 period included $15.0 million of additions to oil and gas properties and $2.9 million of IPF investments, more than offset by $10 million of IPF receipts and $23 million in asset sales. The 2001 period included $33.3 million of additions to oil and gas properties and $5.3 million of IPF investments, partially offset by $12.2 million of IPF receipts and $1.0 million in asset sales. Net cash used in financing for the six months ended June 30, 2000 and 2001 was $46.4 million and $38.0 million, respectively. During the first six months of 2001, recourse debt decreased by $32.7 million and total debt decreased by $45.8 million. The reduction in debt was the result of applying excess cash flow, proceeds from asset sales combined with exchanges of common stock.

Capital Requirements

      During the six months ended June 30, 2001, the $33.3 million of capital expenditure was spent primarily on development projects. This represented 52% of internal cash flow. The Company manages its capital budget with the goal of funding it with internal cash flow. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels at or below internal cash flow. Remaining cash flow should be available for debt reduction.

Banking

      The Company maintains three separate revolving credit facilities. A $225 million facility is in place at the parent company. At IPF, a $100 million facility is in place and Great Lakes has a $275 million facility. Each of the facilities is secured by substantially all of the assets of the borrower. The IPF and Great Lakes facilities are non-recourse to Range. As Great Lakes is a 50% owned joint venture, half of the borrowings outstanding on its facility are consolidated in Range’s financial statements. Availability under the facilities is subject to a borrowing base set by the banks which is subject to semi-annual redetermination and in certain other circumstances. The borrowing bases are dependent on a number of factors, primarily the lenders’ assessment of the present value of estimated future cash flows. Redeterminations require approval of 75% of the lenders, increases require unanimous approval.

      At July 31, 2001, the Company had availability under each of its facilities. At the parent company, a $115 million borrowing base was in effect of which $25.6 was available. Borrowings on this facility were increased by $25 million in the second quarter to fund the repurchase of 8.75% Subordinated Notes. At IPF, a $30 million borrowing base was in effect, of which $6.2 was available. At Great Lakes, a $200 million borrowing base was in effect, of which $47.0 million was available. As noted above, half of the Great Lakes borrowings are consolidated by the Company.

Hedging

Oil and Gas Prices

      The Company regularly enters into hedging agreements to reduce the impact of fluctuations in oil and gas prices. The Company’s current policy is to hedge between 50% and 75% of projected production from existing proved reserves on a rolling 12 to 18 month basis. At June 30, 2001, hedges were in place covering 43.6 Bcf of gas and 1.4 million barrels of oil at prices ranging from $3.37 to $5.93 per Mmbtu (averaging $4.17) and from $24.24 to $30.50 per barrel (averaging $26.28). Their fair value at June 30, 2001, the estimated amount that would result from terminating them, was a net gain of $31.5 million. The contracts expire monthly through December 2003 and cover approximately 70% of anticipated remaining 2001 production, 40% of 2002 production, and 20% of 2003 production. Gains or losses on hedging transactions are determined as the difference between contract price and a reference price, generally closing NYMEX prices. Hedging gains and losses are settled monthly and are included in oil and gas revenues in the period the associated production is sold. Net losses relating to oil and gas hedging for the six months ended June 30, 2000 and 2001 were $11.2 and $28.7 million, respectively.

      In mid 2000, 4.1 Bcf of gas hedges were repriced upwards to $3.00 per Mmbtu. In exchange, an average of 22,700 Mmbtu per day from April 2001 through March 2002 was hedged at an average price of $3.20 per Mmbtu. While the payment requirements relating to the repriced hedges was affected, under generally accepted accounting principles the $6.0 million of estimated net losses deferred were recorded as if no repricing occurred. A deferred loss and associated liability of $6.0 million was recorded on the balance sheet at June 30, 2000. At June 30, 2001, $1.4 million of the liability remained.

Interest Rates

      At June 30, 2001, Range had $412.3 million of debt (including Trust Preferred) outstanding. Of this amount, $223.6 million bore interest at fixed rates averaging 7.1%. Bank debt totaling $188.7 million bore interest at floating rates which averaged 6% at June 30, 2001. The Company enters into hedges to limit the impact of interest rate fluctuations on its floating rate debt. At June 30, 2001, Great Lakes had nine interest rate swap agreements totaling $100 million. Two agreements totaling $45 million at rates of 7.09% expire in May 2004, two agreements of $10 million each at 6.2% expire in December 2002, and five agreements totaling $35 million at rates of 4.5%, 4.5%, 4.6%, 4.7% and 4.8% expire in June 2003. The fair value of the swaps, based on then current quotes for equivalent agreements at June 30, 2001, was a net loss of $1.5 million. The 30-day LIBOR rate on June 30, 2001 was 3.86%. A 1% increase or decrease in short-term interest rates on the floating-rate debt outstanding at June 30, 2001 would cost or save the Company approximately $1.4 million in annual interest expense. The agreements expiring in May 2004 and December 2002 may be terminated at the counterparty’s option in May 2002 and December 2001, respectively. The values of these options are marked to market quarterly. In the three months and six months ended June 30, 2001, such losses were insignificant.

Capital Restructuring Program

      As more fully described in Note 1, the Company took a number of steps beginning in late 1998 to strengthen its financial position. These steps included the sale of assets and the exchange of common stock for fixed income securities. These initiatives have helped reduce parent company bank debt to $88.8 million and total debt (including Trust Preferred) to $412.3 million at June 30, 2001. While the Company believes its financial position has stabilized, debt remains too high. To return to its historical posture of consistent profitability and growth, the Company believes it should further reduce debt. The Company currently believes it has sufficient cash flow and liquidity to meet its obligations for at least the next twelve months. However, a significant drop in oil and gas prices or a reduction in production or reserves would reduce the Company’s ability to fund capital expenditures and meet its financial obligations.

Inflation and Changes in Prices

      The Company’s revenues, the value of its assets, its ability to obtain bank loans or to obtain additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company’s ability to control or predict. During the first six months of 2001, the Company received an average of $26.12 per barrel of oil and $4.04 per mcf of gas after hedging. Although certain of the Company’s costs and expenses are affected by the general inflation, inflation does not normally have a significant effect on the Company. However, industry specific inflationary pressure has built up over the past 18 months due to favorable conditions in the oil industry. Should conditions remain favorable, inflationary pressures specific to the industry may continue.

Results of Operations

      The following table identifies certain unusual items included in net income, and presents net income excluding the effect of such items. The table should be read in conjunction with the following discussions of results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

	(In thousands)		(In thousands)
Net income as reported	$8,735	$14,739	$13,016	$33,252

Hedging	9,960	5,250	11,522	28,690

Unusual items:

Writedown of marketable securities	—	—	—	1,310

Adjustment to IPF receivables and loss reserve	(728)	(1,223)	(728)	(2,320)

Effect of SFAS 133	—	(985)	—	(3,250)

Loss (gain) from sales of assets	1,633	(768)	1,909	(1,066)

Reversal of tax provision	(1,101)	(51)	(1,101)	—

Gain on retirement of securities	(6,982)	(895)	(10,515)	(1,327)

	(7,178)	(3,884)	(10,435)	(6,653)

If above items excluded	$11,517	$16,105	$14,103	$55,289

Comparison of 2001 to 2000

      Quarters Ended June 30, 2000 and 2001

      Net income for the second quarter of 2001 totaled $14.7 million, compared to $8.7 million for the comparable period in 2000. Net income excluding the impact of unusual items would have been $16.1 million compared to $11.5 million for the comparable period in 2000. Production rose to 152.7 Mmcfe per day, a 1% increase from the prior year period. Revenues benefited from a 43% increase in average prices per mcfe to $3.94. The average prices received for oil increased 15% to $25.32 per barrel and 56% for gas to $3.86 per mcf. Production expenses increased $2.7 million to $11.7 million as a result of significantly higher production taxes and workover costs in the Gulf of Mexico. Operating cost per mcfe produced averaged $0.67 in 2000 versus $0.84 in 2001. Approximately 36% of the increase related to production taxes.

      Transportation, processing and marketing revenues fell 53% to $719,000. The benefit of higher NGL prices was more than offset by the impact of the Sterling Plant sale in June 2000. IPF’s revenues decreased to $2.3 million, a 25% decline from the 2000 period. The 2001 period included $816,000 of additional income as certain receivables were increased to reflect their full contractual rate of return. During the quarter ended June 30, 2001, IPF expenses included $419,000 of administrative costs and $393,000 of interest. During the comparable 2000 period, IPF expenses included $321,000 of administrative costs and $859,000 of interest.

      Exploration expense increased $822,000 to $1.4 million, primarily due to additional seismic activity. General and administrative expenses increased 45% to $3.5 million in the quarter. The increase was primarily due to additional personnel, occupancy cost and additional costs incurred by now having duplicate administrative functions in both Great Lakes and Range’s corporate office.

      Interest and other income increased from a loss of $1.2 million to a gain of $1.8 million. The 2001 period included $985,000 of hedging gains and $768,000 of gains on asset sales. The 2000 period included $1.6 million of losses on asset sales. Interest expense decreased 22% to $8.0 million primarily as a result of the lower outstandings. Average outstandings on the Parent Facility were $136 million and $80 million for the three months ended June 30, 2000 and 2001, respectively. The weighted average interest rates, excluding swaps, were 9.0% and 6.7%, respectively.

      Depletion, depreciation and amortization (“DD&A”) increased 10% from the second quarter of 2000 as lower proved reserves caused the depletion rate to increase from $1.23 to $1.31 per mcfe. The Company currently expects its DD&A rate for the remainder of 2001 to approximate $1.32 per mcfe. The high DD&A rate will make it more difficult for the Company to remain profitable if commodity prices fall sharply.

      Six Month periods ended June 30, 2000 and 2001

      Net income for the six months ended June 30, 2001 totaled $33.3 million, compared to $13.0 million for the comparable period in 2000. Net income excluding unusual items would have been $55.3 million in 2001 compared to $14.1 million in 2000. Production increased to 151.9 Mmcfe per day, a 1% increase from the prior year period. Revenues benefited from a 47% increase in average prices per mcfe to $4.11. The average prices received for oil increased 25% to $26.12 per barrel and for gas increased 56% to $4.04 per mcf. Production expenses increased $6.1 million to $24.3 million in the quarter as a result of significantly higher production taxes and increased workover costs. Operating cost per mcfe produced averaged $0.67 in 2000 versus $0.89 in 2001. Approximately 36% of the increase related to production taxes.

      Transportation, processing and marketing revenues decreased 52% to $1.7 million. The benefit to processing revenues of higher NGL prices was more than offset by the impact of the Sterling Plant sale in June 2000. IPF’s $6.0 million of revenues rose 18% over that reported in the 2000 period. The 2001 period included $1.9 million of additional income as certain receivables were increased to reflect their full contractual rate of return. During the six months ended June 30, 2001, IPF expenses included $938,000 of administrative costs and $1.1 million of interest. During the comparable period of 2000, IPF expenses included $609,000 of administrative costs and $1.8 million of interest.

      Exploration expense increased 72% to $2.4 million, primarily due to additional seismic activity. General and administrative expenses increased 49% to $6.9 million. The increase was primarily due to additional personnel, occupancy cost and additional costs incurred by now having duplicate administrative functions in both Great Lakes and Range’s corporate office.

      Interest and other income increased from a loss of $1.2 million to $3.3 million. The 2001 period included $3.3 million of hedging gains and $1.1 million of gains on asset sales, partially offset by a $1.3 million writedown of marketable securities. The 2000 period included $1.9 million of losses on asset sales. Interest expense decreased 17% to $17.1 million primarily as a result of the lower average outstandings. Average outstandings on the Parent Facility were $140 million and $89 million for the six months ended June 30, 2000 and 2001, respectively and the average interest rates, excluding swaps, were 8.7% and 7.5%, respectively.

      Depletion, depreciation and amortization increased 7% from the 2000 period as lower proved reserves caused the depletion rate to increase from $1.25 to $1.32 per mcfe.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company’s potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be indicators of expected future losses, but rather indicators of risks. This forward-looking information provides indicators of how Range views and manages its ongoing market risk exposures. The Company’s market risk sensitive instruments were entered into for purposes other than trading.

      Commodity Price Risk. Range’s major market risk exposure is to oil and gas pricing. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to U.S. gas production. Oil and gas prices have been volatile and unpredictable for many years. The Company periodically enters into hedging arrangements with respect to its oil and gas production. Pursuant to these swaps, Range receives a fixed price for its production and pays market prices to the counterparty. This hedging is intended to reduce the impact of price fluctuations. Realized gains or losses are recognized in oil and gas revenues when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or Other comprehensive income. The gains or losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Range does not hold or issue derivative instruments for trading purposes.

      As of June 30, 2001, Range had oil and gas hedges in place covering 43.6 Bcf of gas and 1.4 million barrels of oil. Their fair value, represented by the amount that would be realized on termination, was a net gain of approximately $31.5 million at June 30, 2001. These contracts expire monthly through December and cover approximately 70%, 40% and 20% of anticipated production on an mcfe basis from existing proved reserves for the remainder of 2001, 2002 and 2003, respectively. Gains or losses on hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. Net losses incurred relating to these swaps for the six months ended June 30, 2000 and 2001 were $11.2 million and $28.7 million, respectively.

      In the first six months of 2001, a 10% reduction in oil and gas prices would have reduced revenue by $14.2 million, offset by an increase in hedging gains of $11.4 million. If oil and gas future prices at June 30, 2001 had declined by 10%, the hedging gain at that date would have been increased by $18.0 million.

      At June 30, 2001, Range had $412.3 million of debt (including Trust Preferred) outstanding. Of this amount, $223.6 million bears interest at fixed rates averaging 7.1%. Senior debt and non-recourse debt totaling $188.7 million bears interest at floating rates which averaged 6.92% for the six months then ended. At June 30, 2001, Great Lakes had nine interest rate swap agreements totaling $100 million (See Note 7). The fair value of the swaps at June 30, 2001 was a net loss of $1.5 million and is based on then current quotes for equivalent agreements. A 1% increase or decrease in short-term interest rates on the floating-rate debt outstanding at June 30, 2001 would cost or save the Company approximately $1.4 million in annual interest expense.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on its financial position or results of operations. In 1998, a Domain stockholder filed suit alleging that the terms of the Merger were unfair. Range was alleged to have aided and abetted certain breaches of fiduciary duty by the other defendants. On March 14, 2001, the suit was dismissed without prejudice. In February 2000, a royalty owner filed suit asking for class certification against Great Lakes and the Company in New York, alleging that gas was sold to affiliates and gas marketers at low prices and inappropriate post production expenses reduced proceeds to the royalty owners and that the royalty owners’ share of gas was improperly accounted for. The action sought a proper accounting, an amount equal to the difference in prices paid and the highest obtainable prices, punitive damages and attorneys’ fees. While the outcome is uncertain, Great Lakes believes the suit will be resolved without material adverse effect on its financial position or result of operations.

Item 2. Changes in Securities and Use of Proceeds
(a)	Not applicable
(b)	Not applicable
(c)	At various times during the quarter and six months ended June 30, 2001, Range issued common stock in exchange for fixed income securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the quarter and six months ended June 30, 2001, a total of $2.6 million and $4.2 million face value of the 6% Debentures were retired in exchange for 332,498 and 520,486 shares of common stock, $2.4 million and $2.4 million face value of Trust Preferred were exchanged for 230,708 and 230,708 shares of common stock and a total of $12,500 and $5.3 million face value of $2.03 Preferred was retired in exchange for 1,754 and 748,930 shares of common stock, respectively.
(d)	Not applicable.

Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On May 24, 2001, the Company held its Annual Meeting of Stockholders. At such meeting Robert E. Aikman, Anthony V. Dub, V. Richard Eales, Thomas J. Edelman, Allen Finkelson, Alexander P. Lynch, James E. McCormick, and John H. Pinkerton were reelected as Directors of the Company.

      At the Annual Meeting the shareholders approved the following:

1.	An increase in the Common shares authorized for issuance under the Company’s Stock Option Plan to 3,400,000 shares.
2.	An increase in the Common shares authorized for issuance under the Company’s Stock Purchase Plan to 1,750,000 shares.

Results of Voting:	Votes For	Withheld	Abstentions

1. Directors

Robert E. Aikman	45,327,792	1,271,791	0

Anthony V. Dub	45,334,349	1,265,234	0

V. Richard Eales	45,318,442	1,281,141	0

Thomas J. Edelman	45,284,850	1,314,733	0

Allen Finkelson	45,332,949	1,266,634	0

Alexander P. Lynch	45,334,341	1,265,242	0

James E. McCormick	45,327,122	1,272,461	0

John H. Pinkerton	39,866,958	6,732,625	0

2. Increase in number of shares

authorized under the Company 1999

Stock Option Plan to 3,400,000	39,467,173	6,871,375	261,035

3. Increase in authorized shares under

the Company 1997 Stock Purchase

Plan to 1,750,000	42,309,304	4,069,710	220,569

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The items listed on the accompanying index to exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K – None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

RANGE RESOURCES CORPORATION

By:	/s/ Eddie M. LeBlanc

Eddie M. LeBlanc Chief Financial Officer

August 7, 2001

EXHIBIT TABLE

Sequentially
Exhibit Number		Description of Exhibit	Numbered Page

4.1		1997 Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement No. 333-40380)

4.2		1997 Stock Purchase Plan – Amendment No. 1 (incorporated by reference to the Company’s Registration Statement No. 333-40380)

4.3		1997 Stock Purchase Plan – Amendment No. 2 (incorporated by reference to the Company’s Registration Statement No. 333-40380)

4.4		1997 Stock Purchase Plan – Amendment No. 3 (incorporated by reference to the Company’s Registration Statement No. 333-40380)

4.5		1997 Stock Purchase Plan – Amendment No. 4 (incorporated by reference to the Company’s Registration Statement No. 333-63764)

4.6		Amended and Restated 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement No. 333-63764)

4.7		Amended and Restated 1999 Stock Option Plan – Amendment No. 1 (incorporated by reference to the Company’s Registration Statement No. 333-63764)

10.1	*	$225,000,000 Third Amendment to Credit Agreement among Range Resources Corporation, as Borrower, certain parties, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as syndication Agent, and Bank of America, N.A., as Documentation Agent dated September 30, 1999 (incorporated by reference to the Company’s 10-Q dated August 8, 2000.

10.2	*	$100,000,000 Second Amendment to Credit Agreement between Range Energy Finance Corporation, as Borrower, and Credit Lyonnais New York Branch, as Administrative Agent and Certain Lenders dated December 14, 1999 (incorporated by reference to the Company’s 1999 10K dated March 20, 2000.

10.3	*	Third Amendment to Credit Agreement Among Great Lakes Energy Partners, L.L.C., as Borrower and Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as Syndication Agent, Bankers Trust Company, as Documentation Agent, The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Managing Agents Banc One Capital Markets, Inc., as Co-Leader Arranger and Chase Securities Inc., as Co-Lead Arranger, as dated September 30, 1999. (Incorporated by reference as Exhibit 10.2 of Form 10-Q filed with the commission on November 10, 1999.)

*	Filed herewithin.