Form 10-K
period 2001-12-31
RANGE RESOURCES CORP
filed 2002-03-05
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)

    (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 2001

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transaction period from _______ to _______

                          COMMISSION FILE NUMBER 0-9592

                           RANGE RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     34-1312571
         (State of incorporation)                          (I.R.S. Employer
                                                          Identification No.)

    777 MAIN STREET, FORT WORTH, TEXAS                           76102
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock of the registrant held by non-affiliates (excluding voting shares held by officers and directors) was $237,932,024 on March 1, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of stock on March 1, 2002: Common Stock $.01 par value: 52,841,766.

                      DOCUMENTS INCORPORATED BY REFERENCE:
 Part III of this report incorporates by reference the Proxy Statement relating to the Registrant's 2002 Annual Meeting of Stockholders, to be filed on or about April 18, 2002.

                           RANGE RESOURCES CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Range Resources Corporation ("Range") is engaged in development, acquisition and exploration of oil and gas properties, primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company pursues development drilling and exploitation projects, acquisitions and, to a lesser extent, exploration of its extensive acreage position. All Appalachian assets are held through a 50% interest in a joint venture, Great Lakes Energy Partners L.L.C. ("Great Lakes"). Independent Producer Finance ("IPF"), a wholly owned subsidiary, provides financing to small oil and gas producers through the purchase of overriding royalty interests. Both Great Lakes and IPF are independently financed and all of IPF and Range's proportionate share of Great Lakes' assets and operations are consolidated in the Company's financial statements. At December 31, 2001, the Company had 513 Bcfe of proved reserves, having a pre-tax present value, excluding open hedging contracts, of $399.2 million based on constant prices of $20.38 per barrel and $2.63 per Mmbtu. The fair value of open hedging contracts at December 31, 2001 approximated a net unrealized pre-tax gain of $52.1 million. The Company's proved reserves are 76% natural gas by volume, 70.2% developed and 84.4% operated. At year-end, the Company's properties had a reserve life index of 9.2 years. In addition, the Company owned 558,862 gross (284,028 net) acres of undeveloped leasehold.

HISTORY

         Between 1988 and 1997, the Company actively pursued small acquisitions as well as the further development of its properties. The Company was consistently profitable and steadily increased its production and reserves. Between late 1997 and mid-1998, a series of large acquisitions were consummated which proved extremely disappointing. Production from the acquired properties fell more rapidly than anticipated and further development of the principal fields proved far less attractive than expected. In combination with a steep decline in energy prices which began in late 1997 and the substantial burden imposed by debt and fixed income securities taken on in connection with the purchases, the adverse impact on the Company's operating results, balance sheet and stock price was severe.

         In 1998 and 1999, sharp reductions in staff and capital budgets, sales of properties and the formation of Great Lakes allowed the Company to materially reduce debt and stabilize its financial position. However, production and reserves fell as a result of these actions. In the Great Lakes transaction, the single most significant step in the debt reduction effort, Range and FirstEnergy Corp. ("FirstEnergy") contributed their Appalachian oil and gas properties and associated gas pipeline systems to a joint venture, forming one of the largest production companies in the region. To achieve equal ownership despite Range's contribution of a disproportionate share of the proved reserves, the venture assumed $188.3 million of Range's bank debt and FirstEnergy contributed $2.0 million of cash.

         Faced with high leverage and significant concern from its banks, the Company moved aggressively to hedge its production as the oil and gas markets began to recover in late 1999. These hedges, which covered roughly 80% of the Company's anticipated production through the third quarter of 2000, were designed to assure financial viability while the restructuring was completed. Given the continuing sharp rise in oil and gas prices throughout 2000, these hedges substantially limited the benefits to the Company of the price increases. Because the Company has continued to hedge on a rolling twelve to eighteen month basis since that time, the rise in prices has permitted a substantial increase in the average price at which production is hedged, particularly since September 30, 2000. At year-end 2001, the Company had hedges in place on approximately
47.3 bcf of gas and 700,000 barrels of oil at average prices of $4.02 per mcf and $25.97 per barrel. These hedges cover approximately 55%, 30%, 15% and 5% of the Company's anticipated production from proved reserves on an mcfe basis for 2002 through 2005, respectively.

         In 2000, with the benefit of rising oil and gas prices, the Company began to gradually increase capital expenditures while keeping spending below internal cash flow to allow the continued pay down of debt. Through these repayments and exchanges of common stock for fixed income securities, debt was again substantially reduced. Despite capital constraints, the Company managed to modestly increase production in the course of the year, primarily by bringing proved non-producing reserves on stream. While production rose during the year, it fell 17% from the prior year level primarily due to the impact of the Great Lakes transaction in late 1999. By mid-year 2000, the progress made in restructuring began to be recognized and the market for the Company's stock started to rebound. However, due to the lower capital expenditures the Company was unable to replace production and proved reserves fell 5.4% during the year.

         In 2001, the Company increased its capital spending 84% to roughly $90.0 million. This generated a modest increase in production. The benefits of sharply higher energy prices and reduced fixed charges allowed for continued profitability and a further reduction of debt. By year-end 2001, leverage had been reduced to a more manageable level and the Company was far better positioned to pursue profitable long-term growth. The Company did not replace production in 2001 and proved reserves declined 12.1% during the year. However, the Company replaced production during the fourth quarter of 2001.

         For 2002, the Company has announced a $100.0 million capital budget. Given the current low product price environment, the Company will monitor its capital expenditures carefully and may elect not to expend the entire budget. Any decline in capital spending would have an adverse affect on production and reserve replacement. Based on the authorized level of capital expenditures, the Company expects to sustain or slightly increase reserves in 2002. The 2002 budget includes $86 million for drilling and recompletions, $11 million for land and seismic and $3 million for pipelines and facilities.

         During the fourth quarter of 2001, the Company recognized property impairments of $38.9 million including $5.1 million of acreage and $33.8 million of proved properties. The Company periodically compares the carrying value of its acreage to estimated fair value based on a variety of factors including geological and engineering assessments, other acreage transactions in the area, assessment of value that could be recovered from sale, farmout or exploitation, timing of the associated drilling program, and the unique nature of the property. An impairment evaluation of proved properties includes estimated future cash flows and a risk assessment which includes historical operations and recoverability of reserves. At year-end 2001, the Company's impairment analysis for short reserve life properties included consideration of the current low price environment. Therefore, for such short reserve life properties, the unescalated prices of $20.38 per bbl of oil and $2.63 per Mmbtu of gas were utilized in the calculation of impairment. This resulted in a $33.8 million impairment. The Company's onshore long-life properties were evaluated using a 10-year price strip which averaged $25.29 per bbl of oil and $3.45 per Mmbtu of gas. No impairment was required for these properties. (See Management's Discussion and Analysis - Results of Operations.)

DESCRIPTION OF THE BUSINESS

  Strategy

         Between 1988 and 1997, assets grew from $7 million to $759 million as stockholders' equity increased from less than $1 million to $197 million. In 1998 and 1999, the Company incurred almost $200 million of losses as a result of disappointing results on a series of large acquisitions. These losses led to a series of impairments, up to and including those recorded in the fourth quarter of 2001. These losses materially reduced stockholders' equity and increased leverage. The significant improvement in oil and gas prices since mid-1999 combined with the benefits of reduced costs allowed the Company to return to profitability in 2000 and 2001. In 2001, production began to increase slightly. The 2002 capital budget of $100.0 million is expected to increase production 5% or more and expand the reserve base. The Company's hedge position, which covers approximately 50% of anticipated 2002 production from proved reserves, is expected to allow the capital program to be funded with internal cash flow even in this low price environment. However, in such a low price environment, management expects little excess cash flow to be available for reduction in debt. Should prices decline further, it would be unlikely that the Company would be able to fund its entire capital program with internal cash flow. The Company intends to monitor its capital expenditures closely and results of operations; therefore, this current low price environment may negatively affect the amount of capital spending for the year.

         At year-end, the Company had almost 1,900 proven development projects in inventory. Given current oil and gas prices, the Company's hedge position and this development inventory, the Company believes it can achieve growth in reserves, production, cash flow and earnings over the next several years while further reducing debt. The Company currently anticipates spending $100.0 million on capital expenditures in 2002, although, the current price environment may affect the actual level of spending. The Company's approximately 558,862 gross (284,028 net) acre undeveloped leasehold position provides significant long-term exploration and development potential.

         Development. Development projects include recompletions of existing wells, infill drilling and the installation of secondary recovery projects. Such projects are pursued within core areas where the Company has significant operational and technical experience. At December 31, 2001, the Company had an inventory of 1,604 proven drilling locations and 274 proven recompletions. During 2002, the Company plans to drill 161 proven locations and recomplete 41 wells. In addition, the Company also plans to drill an additional 109 not yet proven projects in 2002. The following table illustrates the activity for development projects during 2001:

                                              Development Projects
                                  ---------------------------------------------
                                   Recompletion      Drilling
                                  Opportunities     Locations          Total
                                  -------------    ------------    ------------

December 31, 2000                           318           1,812           2,130
   Drilled                                  (40)           (167)           (207)
   Added                                     25             151             176
   Deleted & other                          (29)           (192)           (221)
                                   ------------    ------------    ------------
December 31, 2001                           274           1,604           1,878
                                   ============    ============    ============

         Exploration. Onshore exploration projects cover 268,122 gross (106,810 net) acres. These projects target deeper horizons in existing fields as well as prospective fields in trend areas. Offshore exploration focuses on the shallow waters of the Gulf of Mexico where 3D seismic data covering 3.5 million contiguous acres are held. The Company has offshore leases covering 174,724 gross (49,055 net) acres on which it has to date identified eleven specific projects. The Company's exploration strategy is based on limiting risk by allocating no more than 10% to 15% of the capital budget to such projects. At times, other companies pay all or a disproportionate share of exploration costs to earn an interest in a project. The Company currently anticipates participating in up to thirteen exploratory wells in 2002.

         Acquisitions. After a two year period during which the Company withdrew from the acquisition market, it expects to reactivate this effort in 2002. At least initially, the focus will be on modest purchases of incremental interests in existing and adjacent properties. To the extent the acquisition effort is successfully reinitiated and capital constraints are reduced, a more substantial effort will be considered in the latter part of 2002.

DEVELOPMENT AND EXPLORATION

         In 2001, the Company spent $80.6 million on oil and gas related capital expenditures, an increase of 59% over that expended in 2000. Of this amount, $35.8 million was expended in the Southwest, $22.2 million in Appalachia and $22.6 million in the Gulf Coast. These expenditures were primarily focused on placing proved non-producing reserves on stream. They funded 51 recompletions, 264 development and 8 exploratory wells, minor lease acquisitions and seismic work. Exploration and development spending brought 26.1 Bcfe of proved non-producing reserves on stream and added a net 34.4 Bcfe of new reserves. In the absence of price revisions, net reserves added during the year replaced 71% of production.

Development

         Development includes recompletions, infill drilling and to a lesser extent, installation of secondary recovery projects. As described below, the Company currently has 1,878 proven recompletion opportunities and drilling locations in inventory. Drilling prospects are geographically diverse and target a mix of oil and gas, generally at depths of less than 8,000 feet. Approximately 88% of the proved development locations are concentrated in ten fields covering 824,000 gross (446,000 net) acres. The Company believes that such large acreage blocks and concentration of to be drilled wells provides economies of scale, access to competitively priced field services and focused operating and technical expertise. The following table sets forth information pertaining to the proven development inventory at December 31, 2001.

                                 Development Projects
                     -------------------------------------------
                      Recompletion     Drilling
                     Opportunities    Locations        Total
                     -------------   ------------   ------------

Southwest                      176            120            296
Gulf Coast                      47             16             63
Appalachia                      51          1,468          1,519
                      ------------   ------------   ------------
     Total                     274          1,604          1,878
                      ============   ============   ============

Exploration

         Onshore. The Company currently has 117 onshore exploration projects covering 268,122 gross (106,810 net) acres. Each project has multiple drilling prospects, some with several targeted formations. Given the continuing emphasis on debt reduction, it is expected that only a limited amount of work will be done on these projects in 2002.

         Gulf of Mexico. The Company owns exclusive license to a 3D seismic database covering 700 contiguous blocks in the shallow water of the Gulf of Mexico, primarily offshore Louisiana. In February 2001, a joint venture was formed between the Company, Callon Petroleum Co. ("Callon") and Cheyenne Petroleum Company ("Cheyenne") to reprocess the data and utilitze it to identify and capture exploration and exploitation opportunities in a 3.5 million acre area. Callon has a 50% interest in the joint venture with the Company and Cheyenne sharing the remainder. The joint venture was awarded two blocks in the March 2001 OCS lease sale. The Company's current offshore leasehold inventory totals only 174,724 gross (49,055 net) acres. To more fully exploit the 3D seismic data base, it will be necessary to lease or farm in significant additional acreage. To date, the joint venture has identified 24 specific prospects and leads on acreage not currently controlled. These projects target Miocene and Pliocene formations at depths of 3,000 to 16,000 feet.

PRODUCTION

         Production revenue is generated through the sale of natural gas, crude oil and natural gas liquids ("NGL") from properties owned directly or through partnerships and joint ventures. The Company receives additional revenue from royalties. Production is sold to a limited number of purchasers of which three accounted for more than 10% of oil and gas revenues. These three purchasers currently accounted for 50% of oil and gas revenues in 2001. However, the Company believes that the loss of any individual customer would not have a material adverse long-term effect on the Company. Proximity to local markets, availability of competitive fuels and overall supply and demand are factors affecting the prices at which production can be marketed. Factors outside the Company's control, such as international political developments, overall energy supply and demand, weather conditions, economic growth rates and other factors in the United States and world economies have had, and will continue to have, a significant effect on energy prices.

     On an mcfe basis, 76% of the Company's production for 2001 was natural gas. Gas is sold to utilities, marketing companies and industrial users. Gas sales are made pursuant to various contractual arrangements including month-to-month, one to three-year contracts at fixed or variable prices and fixed prices for the life of the well. Contracts other than those with fixed prices contain provisions for price adjustment, termination and other terms customary in the industry. From the inception of Great Lakes through June 30, 2001, the joint venture sold 90% of its gas production to FirstEnergy based on closing prices on the New York Mercantile Exchange ("NYMEX") plus a basis differential. For the last six months of 2001, Great Lakes sold 34% of its gas to First Energy, with the remaining 66% being sold to eight other companies. Currently 91% of Great Lakes gas is sold at prices based on the close of the NYMEX contract each month plus a basis differential. The remainder is sold at a fixed price. Oil is sold under contracts that can be terminated on 30 days notice. The price received is generally equal to a posted price set by major purchasers in the area. Oil purchasers are selected on the basis of price and service. In 2001, gas revenues totaled $154.9 million or 74% of oil and gas revenues while revenues from oil and natural gas liquids totaled $54.6 million. Oil and gas revenues in 2001 increased 21% over the prior year due to a slight increase in production and substantially higher prices.

TRANSPORTATION, PROCESSING AND MARKETING

         Transportation, processing and marketing revenues are comprised of fees for the transportation and processing of gas as well as oil and gas marketing income. Transportation, processing and marketing revenues decreased 35% in 2001 to $3.4 million primarily as a result of the sale of the Sterling Plant in April 2000 and lower NGL prices.

         The Company's gas transportation and processing assets include (i) 50% ownership in approximately 4,600 miles of gas pipelines in Appalachia held through Great Lakes and (ii) a number of smaller gathering systems associated with the Company's producing properties. The Appalachian gathering systems transport a majority of Great Lakes' gas production as well as third party gas to major trunklines and directly to end-users. Third parties who transport gas through the systems are charged a fee based on throughput. In the Southwest and Gulf Coast regions gas production is transported through a combination of Company-owned and third party gathering systems. The Company is typically charged a fee based on throughput to transport its gas through third party systems.

         The Company markets its own gas production and attempts to reduce the impact of price fluctuations through hedging. Only 2% of gas production is currently sold pursuant to fixed price contracts at prices ranging from $1.25 to $4.73 per mcf (averaging $3.80 per mcf). The remaining 98% of gas production is sold at market (generally index) related prices.

HEDGING ACTIVITIES

         The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company's current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling twelve to eighteen month basis. Due to the exceptional gas prices in 2001, the Company extended their hedging program into 2005. At December 31, 2001, hedges were in place covering 47.3 Bcf at prices averaging $4.02 per mcf and 700,000 barrels of oil averaging $25.97 per barrel. Their fair value, excluding hedge contracts with Enron North America Corp. ("Enron"), represented by the estimated amount that would be realized on termination, approximated a net unrealized pre-tax gain of $52.1 million ($41.9 million gain net of $10.2 million of deferred taxes) at December 31, 2001, which is presented on the balance sheet as a short-term gain of $37.2 million and a long-term gain of $14.9 million based on contract expiration. The contracts expire monthly through December 2005 and cover approximately 55%, 30%, 15% and 5% of anticipated 2002 through 2005 production from proved reserves, respectively. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax losses relating to these derivatives in 1999, 2000 and 2001 were $10.6 million, $43.2 million, and $6.2 million, respectively. Over the last three years, the Company has recorded cumulative net pre-tax hedging losses of $60.0 million in income, which, when combined with the $52.1 million unrealized pre-tax gain at year-end 2001, result in a $7.9 million cumulative net loss. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions are recorded at an estimate of fair value which the Company bases on a comparison of the contract price and a reference price, generally NYMEX, on the Company's balance sheet as Other comprehensive income (loss)("OCI"), a component of Stockholders' Equity.

         The Company had hedge agreements with Enron for 22,700 Mmbtus per day, at $3.20 per Mmbtu covering the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on its accountants guidance, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire in March 2002. While an allowance for bad debts for the entire estimated fair value of these hedge contracts with Enron has been recorded, the Company is aware of offers to purchase these contracts at approximately 25% of par.

INDEPENDENT PRODUCER FINANCE ("IPF")

         IPF provides capital to small oil and gas producers to finance acquisition and development projects in exchange for term overriding royalty interests. The overrides are dollar-denominated and calculated to provide a contractual rate of return that typically ranges between 15% and 25%. Almost all of the advances are for less than $5.0 million and most are for $2.0 million or less. IPF funds itself through a combination of internal cash flow and bank borrowings. At December 31, 2001, IPF's portfolio included 44 transactions having an aggregate book value of $41.4 million (net of $17.3 million of valuation allowances). The portfolio balance declined 15% in 2001 primarily due to $19.0 million of repayments received during the year. The reserves underlying IPF's royalty interests are not included in Range's consolidated reserve disclosure.

         IPF provides valuation allowances against advances which may not be recoverable. These allowances reduce reported revenues. IPF recorded valuation allowances of $603,000 against its revenues in early 2000. Because of higher product prices and the resultant increase in cash receipts, IPF reversed $1.9 million of previously reserved amounts in the second half of 2000. Due to the continued favorable oil and gas prices, $1.8 million of increases in receivables were also recorded as additional income in the first nine months of 2001. However, because of lower product prices, IPF increased its reserve allowance by $2.0 million in the fourth quarter of 2001. IPF expenses include general and administrative costs and interest expense, which totaled $4.9 million and $3.6 million, respectively, in 2000 and 2001. At year-end commodity prices, the Company believes that IPFs valuation allowances were adequate.

         IPF has two petroleum engineers with an average of 19 years of experience who identify and evaluate projects. The staff is responsible for defining transaction risk, assessing reserve coverage and negotiating terms. Transactions are structured to minimize risk by focusing on asset coverage and taking direct title to the royalty interests. As dollar-denominated royalties, the transactions leave a portion of the commodity price risk with the producer. However, when extreme price declines occur, as they did in 1998 and 1999, IPF is exposed to substantial losses.

         IPF provides capital to parties who are generally ignored by traditional financial institutions. These producers are typically denied access to financing because: (i) they are too small to access the public securities markets; (ii) private equity and debt financing is too restrictive and expensive; and (iii) few commercial banks are interested in small energy loans as consolidation in the banking industry has raised the size threshold for lending. IPF's portfolio decreased in 2001 as a limited number of fundings were more than offset by principal repayments. IPF's bank debt is non-recourse to Range.

         IPF investments involve the purchase of a term overriding royalty interest pursuant to which it receives a specified share of revenues from specific properties. The producer's obligation is non-recourse unless he fails to operate prudently, there is title failure and in certain other circumstances. Consequently, IPF's success is based on its ability to accurately estimate reserves underlying its royalty, the prices at which the production will be sold, and the operator's ability to recover the reserves on a timely and cost efficient basis. Because the override is considered a property interest, if a producer goes bankrupt, IPF's interest should be beyond the reach of creditors. If a creditor, the producer as debtor-in-possession or a trustee in a bankruptcy proceeding were to argue successfully that the transaction should be characterized as a loan, IPF may have only a creditor's claim for repayment. IPF's ownership in these production payments is a non-operated interest. While IPF is unlikely to be exposed to liabilities associated with direct working interests, such as environmental matters, personal injuries or death and property damage, such events could result in a loss of IPF's economic interest in the properties. The producer's obligation to deliver a specified share of revenues to IPF is subject to the ability of the burdened reserves to produce such revenues. As a result, IPF bears the risk that revenues will not be sufficient to amortize its investment or provide an acceptable return.

         IPF was acquired in 1998. The following table summarizes IPF's historical investments:

                                         Year Ended December 31,
                           ----------------------------------------------------
                             1997       1998       1999       2000       2001
                           --------   --------   --------   --------   --------

Total advances ($000)      $ 40,150   $ 45,822   $  4,259   $  6,985   $ 11,629
Number of advances               39         75         30         26         32
Average advance ($000)     $  1,029   $    611   $    142   $    269   $    363

INTEREST AND OTHER

         The Company earns interest on cash balances and certain receivables. Interest and other income in 2000 was comprised principally of losses on property sales. The Company expects to continue to sell non-strategic properties. In 2001, Interest and other income also includes ineffective hedging gains or losses. The 2001 period included $2.3 million of the ineffective hedging gains and a $689,000 gain on asset sales partially offset by a $1.7 million writedown of marketable securities and a $1.4 million bad debt expense related to the Enron hedges. Interest and other income in 2001 amounted to $490,000, representing 0.2% of revenues.

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

         The Company currently has three issues of debt outstanding in addition to its bank debt. The 8.75% senior subordinated notes, 6% convertible debentures and 5.75% trust preferred had a combined book value of $198.4 million at December 31, 2001. Their combined fair market value, based on market quotes, was $148.5 million. The Company has in the past and expects to continue in the future to exchange equity for these debt instruments. Such exchanges could have a dilutive effect on existing shareholders.

GOVERNMENTAL REGULATION

         The Company's operations are affected in varying degrees by federal, state and local laws and regulations. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws and regulations. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, the Company is unable to precisely predict the future cost or impact of complying.

THE RESTRUCTURING

         A series of significant acquisitions financed principally with debt and convertible securities were completed between late-1997 and mid-1998. Due to the poor performance of the acquired properties compounded by a decline in oil and gas prices which began in late 1997, the Company was forced to take a number of steps. These included a workforce reduction, a significant decrease in capital expenditures, the sale of assets, the formation of Great Lakes and the exchange of common stock for fixed income securities. Between year-end 1998 and December 31, 2001, these initiatives reduced parent company bank debt from over $365.0 million to $95.0 million. Total debt, including trust preferred, has been reduced 46% to $392.2 million. While the Company believes its financial position has stabilized, management believes debt remains too high. To return to its historical posture of consistent profitability and growth, the Company believes it should further reduce debt. The Company expects to utilize excess cash flow to retire debt and to continue to exchange additional stock for indebtedness. Stockholders could be materially diluted if a substantial amount of fixed income securities are exchanged for stock. Since 1998, 8.2 million shares of common stock have been issued in exchange for debt and 5.4 million shares have been exchanged for $2.03 preferred stock for a total of 13.6 million shares. The shares were exchanged for $56.7 million face value of 8.75% senior subordinated notes, 6% convertible debentures, 5.75% trust preferred securities and $28.7 million of $2.03 preferred stock for a total of $85.4 million. The extent of any future dilution will depend on a number of factors, including the number of shares issued, the price at which stock is issued or any newly issued securities are convertible into common stock and the price at which fixed income securities are reacquired. While such exchanges reduce existing stockholders' proportionate ownership, management believes they enhance financial flexibility and will ultimately increase the value of the Company's stock.

         The Company believes it has sufficient liquidity and cash flow to meet its obligations. However, a material decline in oil and gas prices or a reduction in production and/or reserves would reduce its ability to fund capital expenditures, meet financial obligations and reduce leverage. In addition, the Company's high depletion depreciation and amortization ("DD&A") rate may make it difficult to remain profitable if oil and gas prices decline further.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect the Company's operations and financial position, as well as the industry in general. Management believes the Company is in substantial compliance with current applicable environmental laws and regulations. The Company has not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. The Company did not have any material capital expenditures in connection with environmental matters in 2001, nor does it anticipate that such expenditures will be material in 2002.

         The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including crude oil and natural gas, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and that such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of oil and gas wastes are pending in certain states and these initiatives could have a significant impact on the Company.

         The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal National Pollutant Discharge Elimination System general permits applicable to the oil and gas industry generally prohibit the discharge of produced water, sand and some other substances into coastal waters. The cost to comply with zero discharges mandated under federal and state law have not had a material adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

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

         Stricter standards in environmental legislation may be imposed on the oil and gas industry in the future. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" and make the waste subject to more stringent handling, disposal and clean-up restrictions. If such legislation were enacted, it could have a significant impact on the Company's operating costs, as well as the industry in general. Compliance with environmental requirements generally could have a material adverse effect on the capital expenditures, earnings or competitive position of the Company. Although the Company has not experienced any material adverse effect from compliance with environmental requirements, no assurance may be given that this will continue.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain information included in this report, other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC"), as well as information included in oral statements or other written statements made or to be made by the Company contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "assumes," "should," "goal," "anticipates," "expects," "believes," "seeks," "plans," "estimates," "intends," or "projects" and similar expressions that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements. Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results and the difference between assumed facts or bases and the actual results could be material, depending on the circumstances. It is important to note that our actual results could differ materially from those projected by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variance from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace reserves, the substantial capital expenditures required to fund operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition, litigation, government regulation, political risks, and our ability to implement our business strategy. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

         With the previous paragraph in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company or on its behalf.

Common shareholders will be diluted if additional shares are issued

         The Company has filed shelf registration statements which allow it to issue additional common stock and the Company has exchanged common stock for its fixed income securities over the past three years. In 1999, 2000 and 2001, the Company exchanged common stock for 5 3/4% trust convertible preferred securities, 6% convertible debentures, 8.75% senior subordinated notes and $2.03 convertible preferred stock. The exchanges were made based on the relative market value of the common stock and the convertible securities at the time of the exchange, incorporating negotiated terms ranging from a 10% discount to a 4% premium, in 2001. In 2001, the convertible securities were acquired at discounts to their face value ranging from 4% to 44%. During 2000, $25.0 million of trust preferred, $13.8 million of 6% convertible debentures and $23.2 million of $2.03 convertible preferred stock was acquired in exchange for common stock. During 2001, $2.9 million of trust preferred, $5.7 million of 6% convertible debentures, $5.4 million of $2.03 convertible preferred stock and $3.4 million of 8.75% senior subordinated notes was acquired in exchange for common stock. Since 1998, $85.4 million face value of convertible securities have been exchanged for 13,568,000 shares of common stock. See Notes 6 and 9 to the financial statements. While the exchanges reduce interest expense, dividends and future repayment obligations, the larger number of common shares outstanding have a dilutive effect on existing shareholders. The Company's ability to repurchase additional convertible securities is limited by the parent credit facility and the 8.75% senior subordinated notes restricted payment baskets. As of December 31, 2001, the Company has only $3.0 million available under the most restrictive basket. The amount of the restrictive baskets limit the Company's flexibility in repurchasing debt securities at attractive discounts to par, when they become available. Therefore, the Company may seek changes in these covenants.

         The Company continues to review alternatives to further strengthen its balance sheet and to retire debt and convertible securities. Several alternatives involve the issuance of a large number of shares of common stock. Therefore, such alternatives could materially dilute current shareholders. The Company expects to continue to exchange common stock or other equity linked securities for its fixed income securities. While the Company anticipates reacquiring fixed income securities at a discount to face value, existing stockholders will be substantially diluted if material portions of the fixed income securities are exchanged. The extent of dilution will depend on various factors, including the number of shares issued, the price at which newly issued securities are convertible into common stock and the price at which fixed income securities are reacquired. While such exchanges reduce existing stockholders' proportionate ownership, management believes they enhance financial flexibility and will ultimately increase the market value of the Company's common stock. The Company's ability to consummate exchanges and the terms of the exchanges is dependent on a number of factors beyond its control, such as the level of various interest rates, the willingness of other parties to engage in transactions, state and federal regulations covering such transactions and capital market conditions.

Dividend restrictions

         Restrictions on the payment of dividends and other restricted payments as defined are imposed under the Company's bank credit agreements and the 8.75% senior subordinated notes. No common dividends may be paid under the current bank agreement. Partially in response to these restrictions, a new $2.03 Convertible Exchangeable Preferred Stock Series D was authorized in September 2000. The Series D had terms substantially identical to the previously outstanding Series C except that dividends could be paid in common stock. In November 2000, 91% of the Series C was exchanged for Series D. In December 2000, 62% of the Series D was exchanged for common stock and the Company elected to pay fourth quarter 2000 Series D dividends in common stock. Fourth quarter 2000 dividends paid on the Series C amounted to only $10,000. During 2001, all remaining shares of Series D and all remaining shares of Series C were repurchased or exchanged for common stock.

         The terms of the 8.75% senior subordinated notes limited restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings since the issuance of the notes. Given the Company's losses over the past few years, the formula provides no availability. Therefore, the Company must rely on the $20.0 million basket. At December 31, 2001, only $3.0 million of the $20.0 million basket remained available. The covenant limits the Company's flexibility in continuing to reduce debt. The Company may attempt to change this basket restriction.

Oil and gas prices are volatile, which can adversely affect cash flow available for reinvestment

         The oil industry is cyclical and prices for oil and gas are volatile. Historically, the industry has experienced severe downturns characterized by oversupply and/or weak demand. Many factors affect oil and gas prices including general economic conditions, consumer preferences, discretionary spending levels, interest rates and the availability of capital to the industry. In 1998 and early 1999, oil and gas prices fell substantially, which contributed to the substantial losses reported by the Company in those years. By early 2001, oil and gas prices reached levels substantially above their historical norm. Since that time, prices have declined significantly. Decreases in oil and gas prices from current levels could adversely affect the Company's revenues, net income, cash flow and proved reserves. Significant and prolonged price decreases could have a materially adverse effect on the Company's operations and limit its ability to fund capital expenditures. To help limit this risk, the Company has entered into hedging agreements covering approximately 55% and 30% of its anticipated production from proved reserves on an mcfe basis for 2002 and 2003, respectively and lesser amounts of 2004 and 2005 production. However, if prices rise above the level at which the hedges were entered into, they would limit the benefit of the rise in prices.

Hedging activities expose us to certain risks

         We enter into hedging arrangements covering a portion of our future production to limit volatility and increase the predictability of cash flow. Hedging instruments are generally fixed price swaps but have at times included or may include collars, puts and options on futures. While hedging limits our exposure to adverse price movements, hedging limits the benefit of price increases and is subject to a number of risks, including the risk the counterparty to the hedge may not perform.

Estimates of oil and gas reserves may change; we may not replace production

         The information on proved oil and gas reserves included in this document are simply estimates. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment, assumptions used regarding quantities of oil and gas in place, recovery rates and future prices for oil and gas. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those assumed in our estimates, and such variances may be significant. If the assumptions used to estimate reserves later prove incorrect, the actual quantity of reserves and future net cash flow could be materially different from the estimates used herein. In addition, results of drilling, testing and production along with changes in oil and gas prices may result in substantial upward or downward revisions.

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

Our oil and gas properties' carrying value have been and may continue to be written down

         Accounting rules require that the carrying value of oil and gas properties be periodically reviewed for possible impairment. An "impairment" is recognized when the book value of a proven property is greater than the expected undiscounted future cash flows from that property and on acreage when the assessment of fair value is less than the book value. We may be required to write down the carrying value of a property based on oil and gas prices at the time of the impairment review, as well as a continuing evaluation of development results, production data, economics and other factors. While an impairment charge does not impact cash or cash flow from operating activities, it reduces earnings, increases leverage ratios and reflects the long-term ability to recover a prior investment.

         Based primarily on the poor performance of certain properties acquired between late-1997 and mid-1998 and significantly decreased oil and gas prices, we recorded impairments of $197 million in 1998 and $27 million in 1999. In 2000, no impairments were required. At year-end 2001, an impairment of $38.9 million was recorded. (See Management's Discussion and Analysis - Results of Operations.) For a further discussion of our accounting policies with respect to oil and gas properties, see Note 2 to the Consolidated Financial Statements.

We could incur substantial environmental liabilities

         Our industry is subject to numerous federal, state and local laws and regulations relating to the environment. We may incur significant costs and liabilities in complying with existing or future environmental laws and regulations. It is possible that increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning environmental matters, see the "Business-Environmental Matters."

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

         We maintain insurance in amounts and areas of coverage normal for a company of our size and industry. These include, but are not limited to, workers' compensation, employers' liability, automotive liability and general liability. In addition, umbrella liability and operator's extra expense policies are maintained. All such insurance is subject to normal deductible levels. We do not insure against all risks associated with our business either because insurance is unavailable or because we elect not to insure due to cost or other considerations.

         Individuals or companies who feel the Company or those acting on its behalf damaged them physically or financially, have the right under the law to seek recovery in court. In today's legal climate, the likelihood of suits continues to increase. As verdicts or judgments are so uncertain, the Company may elect to settle claims. Settlements may not be covered by insurance and costs might have to be borne solely by the Company. Even when the Company elects to contest a claim, it may be held liable by the courts. Often, the cost of defending oneself or one's rights cannot be recovered from the other parties even if you prove successful and the costs must be borne solely by the Company. Such costs and settlements could have a material adverse effect on the Company's financial position. See Item 3 "Legal Proceedings" included in this report and
Note 8 to Consolidated Financial Statements as to certain proceedings and contingencies.

We are subject to financing and interest rate exposure risks

         Our business and operating results can be harmed by factors such as the availability and cost of capital, increases in interest rates, changes in the tax rates, market perceptions of the oil and gas industry or the Company, or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue opportunities and place us at a competitive disadvantage. At December 31, 2001, the Company had a portion of its borrowings subject to interest rate swap agreements. See Note 7 to the financial statements.

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

Our high fixed charge burden could impact our liquidity, profitability and cash flow

         The Company pays significant interest charges associated with its bank debt, 8.75% senior subordinated notes, 6% convertible debentures and 5.75% trust preferred. The Company's bank debt is at floating interest rates and the other debt securities are at fixed interest rates. At December 31, 2001, the face value of the Company's fixed rate obligations totaled $198.4 million and the annual associated interest payments, based on rates in effect at that date totaled $13.9 million a year.

In addition, these obligations have certain requirements that the Company must meet to avoid the acceleration of the maturity of these instruments. See Note 6 to the Consolidated Financial Statements for their stated maturities. The acceleration of the maturity of one or more of such obligations could have a material adverse effect on the Company.

         The Company's significant debt burden could have other important consequences such as, but not limited to, requiring the sale of assets at unfavorable prices, the impact of an increase in interest rates which would increase financing costs and limit capital available for developing and acquiring new properties, limit the ability to raise capital in the equity and/or debt markets, preclude financing options available to less leveraged companies, and make the Company more vulnerable to losses during periods of low oil and gas prices.

Risks associated with IPF

         IPF purchases term overriding royalty interests through which it receives an agreed upon share of revenues from certain properties. The producer's obligation to deliver revenues to us is non-recourse. Consequently, IPF can only recover its investment and a return through revenues from those properties. These revenues are subject to our ability to accurately estimate reserves and production rates and the operator's ability to produce and recover these reserves. In summary, IPF bears the risk that future revenues it receives will be insufficient to amortize the price paid for its overrides or to provide an acceptable return. IPF's production, on a net equivalent barrel basis, is more than 80% oil. Any further decline in oil prices, may cause additional increases in the IPF valuation allowance.

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

Our Chairman has an interest in another oil and gas company that could compete with us

         Our Chairman also serves as the Chairman and Chief Executive Officer of Patina Oil & Gas Corporation, a publicly traded oil and gas company in which he is a significant investor. He is also an officer, director and/or significant investor in several other public and private companies engaged in various aspects of the energy industry. We currently have no business relationship with any of these companies, none of them owns our securities nor do we hold any of theirs. Historically, no material conflict has arisen with regard to these companies. However, conflicts of interests may arise. Board policies are in place that require Mr. Edelman, along with all other officers and directors, to give us notification of any potential conflicts that arise. However, we cannot assure you that we will not compete with one or more of these companies, particularly for acquisitions, or encounter other conflicts of interest in the future.

Success depends on key members of our management

         The Company's success is highly dependent on its senior management personnel, of which only one is currently subject to an employment contract. The loss of one or more of these individuals could have a material adverse effect on the Company.

EMPLOYEES

         As of January 1, 2002, the Company had 141 full time employees, 54 of whom were field personnel. None are covered by a collective bargaining agreement. Management believes its relationship with employees is good.

ITEM 2. PROPERTIES

         On December 31, 2001, the Company held working interests in 9,719 gross (4,743 net) productive wells and royalty interests in an additional 215 wells. Including its 50% share of Great Lakes' reserves, its properties contained, net to its interest, estimated proved reserves of 389 Bcf of gas and 21 million barrels of oil and NGL or a total of 513 Bcfe.

PROVED RESERVES

         The following table sets forth estimated proved reserves over the past five years.

                                             December 31,
                       --------------------------------------------------------
                         1997        1998        1999        2000        2001
                       --------    --------    --------    --------    --------
Natural gas (Mmcf)
  Developed             369,786     436,062     299,436     305,796     276,162
  Undeveloped           204,632     197,255     144,345     121,871     112,765
                       --------    --------    --------    --------    --------
      Total             574,418     633,317     443,781     427,667     388,927
                       --------    --------    --------    --------    --------

Oil and NGL (Mbbls)
  Developed              14,971      19,649      17,884      17,215      14,066
  Undeveloped            14,803       7,480      10,933       8,787       6,613
                       --------    --------    --------    --------    --------
      Total              29,774      27,129      28,817      26,002      20,679
                       --------    --------    --------    --------    --------

Total (Mmcfe)(a)        753,062     796,091     616,685     583,679     513,001
                       ========    ========    ========    ========    ========
% Developed                61.0%       70.0%       66.0%       69.7%       70.3%

(a)  Oil and NGL are converted to mcfe at a rate of 6 (m)cf per barrel.


         At year-end 2001, the Company engaged the following independent petroleum consultants to evaluate its reserves: H.J. Gruy and Associates, Inc. (Southwest), DeGolyer and MacNaughton (Southwest and Gulf Coast), and Wright and Company, Inc. (Appalachia). These engineers were employed primarily based on their geographic expertise as well as their history in engineering certain properties. At December 31, 2001, these consultants collectively evaluated approximately 82% of the proved reserves set forth above. The remainder were evaluated by the internal engineering staff. All estimates of oil and gas reserves are subject to significant uncertainty.

         The following table sets forth the estimated future net revenues, excluding open hedging contracts, from proved reserves, the Present Value of those revenues and the realized prices over the past five years (in millions).

                                           December 31,
                       ----------------------------------------------------
                         1997       1998       1999       2000       2001
                       --------   --------   --------   --------   --------

Future net revenues    $  1,276   $  1,020   $  1,013   $  3,764   $    750
Present Value
  Pre-tax                   632        555        556      1,964        399
  After tax                 511        517        503      1,506        311
Oil price (per         $  16.00   $  10.26   $  23.49   $  24.46   $  17.59
barrel)
Gas price (per mcf)    $   2.29   $   2.34   $   2.34   $   9.57   $   2.70

         Future net revenues represent future revenues from the sale of proved reserves net of production and development costs (including production and ad valorem taxes and operating expenses). Such calculations, prepared in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," are based on costs and prices in effect at December 31, 2001. Average product prices (average of the last three days NYMEX) at December 31, 2001 were $17.59 per barrel of oil, $12.38 per barrel for natural gas liquids, and $2.70 per mcf of gas using benchmark NYMEX prices of $20.38 per barrel and $2.63 per Mmbtu. There can be no assurance that the proved reserves will be produced within the periods indicated or that prices and costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties. No estimates of reserves have been filed with or included in reports to another federal authority or agency since year-end.

SIGNIFICANT PROPERTIES

         The Company's proved reserves at December 31, 2001 were concentrated in three regions, Southwest, Gulf Coast and Appalachia. The Southwest is divided into the Permian and Midcontinent divisions. The Appalachian properties represent the Company's 50% ownership in Great Lakes. At year-end, the Company's properties included working interests in 9,719 gross (4,743 net) productive oil and gas wells and royalty interests in 215 additional wells. The Company also held interests in 558,862 gross (284,028 net) undeveloped acres. The following table sets forth summary information with respect to estimated proved reserves at December 31, 2001.

                    Pre-tax Present Value
                  ------------------------
                       Amount                Oil & NGL   Natural Gas    Total
                  (In thousands)      %        (Mbbls)      (Mmcf)     (Mmcfe)
                  --------------   -------   ----------  -----------   -------

Southwest
   Permian        $      111,156        28       13,065       68,550   146,940
   Midcontinent           53,987        13          724       54,483    58,827
                  --------------   -------   ----------   ----------   -------
     Subtotal            165,143        41       13,789      123,033   205,767
                  --------------   -------   ----------   ----------   -------
Gulf Coast                94,017        24        1,896       84,288    95,664
Appalachia               139,996        35        4,994      181,606   211,570
                  --------------   -------   ----------   ----------   -------
     Total        $      399,156       100       20,679      388,927   513,001
                  ==============   =======   ==========   ==========   =======


SOUTHWEST REGION

         The Southwest region has production and field operations located in the Permian Basin of West Texas and the East Texas Basin (the Permian division) as well as in the Texas Panhandle and the Anadarko Basin of western Oklahoma (the Midcontinent division.) This region represents 41% of total reserve value and 40% of its total reserve volume. Proved reserves totaled 206 Bcfe, of which 60% was gas. The Southwest's daily production volume of 64.6 Mmcfe per day represents approximately 42% of total daily production.

         At December 2001, the Southwest region properties had a development inventory of 176 proven recompletions and 120 proven drilling locations. Acreage owned by the Southwest region at December 31, 2001 included 269,242 gross (191,813 net) developed acres and 128,372 gross (107,821 net) undeveloped acres. During 2001, 42 development wells (27.4 net) were drilled, of which 38 (24.2 net) were productive. One exploratory well (one net) was drilled which was productive.

         Permian. The Permian division's total proved reserves at December 31, 2001 contained 147 Bcfe, down 16% compared to year-end 2000. This change was due 90% to lower commodity prices year-over-year and 10% to poor well performance. These reserves represented 29% by volume and 28% by value of total proved reserves and were 53% oil and NGL. In the fourth quarter of 2001, net production averaged 3,612 barrels of oil and NGLs and 23.9 Mmcf of gas per day, or 45.6 Mmcfe per day in total. On an annual basis, production increased 1% to 47.6 Mmcfe per day. Producing wells total 1,347 (1,046 net), of which the Company operates approximately 90%. At December 31, 2001, the Permian division had a development inventory of 148 proven recompletions and 108 proven drilling locations. Acreage owned by the Permian division at December 31, 2001 included 68,922 gross (64,673 net) developed acres and 113,561 gross (96,890 net) undeveloped acres. In 2001, $24.9 million of capital funded the drilling of 21 development wells (14.4 net), 18 (12.2 net) were productive and one exploratory well (one net) which was productive. During the year, the division achieved an 86% drilling success rate.

         In East Texas, the Permian division participated in the drilling of two gross (0.4 net) horizontal wells in the James Lime formation, a fractured carbonate. Both wells were successfully completed for combined initial rates of 13 (3.5 net) Mmcfe per day. Also in East Texas, the Company drilled its first Bossier sand test (the Linder #1). The well was unsuccessful in the Bossier formation at depths ranging from 11,500 to 12,500 feet. However, the Linder #1 was successfully recompleted uphole in the Travis Peak formation yielding rates of 3.0 (2.5 net) Mmcfe per day. To date, Range has accumulated an acreage position in East Texas totaling 34,600 (11,000 net) acres in the horizontal James Lime play and 31, 600 (21,400 net) acres in the Bossier sand play. Further Bossier drilling has been deferred, pending the results of a thorough technical review; however the Company plans to continue drilling in the Travis Peak formation. At year-end 2001, acreage in East Texas was impaired by $825,000 to reflect the lack of success in the Bossier sand. (See Management's Discussion and Analysis - Results of Operations.)

         In West Texas, the Permian division had disappointing drilling results in 2001 at the Powell Ranch in Glasscock County, Texas. Between 1997, when Range acquired the property, and year-end 2000, Range drilled 11 seismically identified locations with six successes for a 55% success rate. Of the five wells drilled at Powell Ranch in 2001, three were dry and two were productive. Current total net production from the field is 9.5 Mmcfe per day.

         In other West Texas drilling, 5 gross (5 net) wells successfully drilled in 2001 in the Sterling Field of West Texas. Three of these wells expanded the productive limits of this field on its eastern edge. Current total net production from this field approximates 11.0 Mmcfe per day.

         Midcontinent. In the Midcontinent division, total proved reserves at December 31, 2001 were 58.8 Bcfe, about the same as a year earlier. In 2001, production climbed 14% to an average of 17.0 Mmcfe per day. December 2001 production reached 19.9 Mmcfe per day as the result of successful drilling, recompletion and workover activities. During 2001, $17.8 million of capital was spent to drill 21 (13.0 net) development wells and to recomplete 10 (6.9 net) wells. Twenty (12.0 net) of the development wells proved successful, resulting in a 92% success rate.

         In the Texas Panhandle, 6 (5.9 net) wells were drilled. As of December 2001, four of the wells were producing 4.5 Mmcfe per day net to Range, one of the wells was being completed and one was abandoned as a dry hole. The most significant completion in the Texas Panhandle was the Pioneer #1, which targeted the Upper Morrow sands, and is producing 4 (3.2 net) Mmcfe per day. The offsetting Pioneer #2 is currently being completed in the Upper and Lower Morrow sands. The Saturn #1, which was the only dry hole in the area, was abandoned due to lack of reservoir quality sand in the Upper Morrow.

         In four trends in the Anadarko Basin, including the Sooner, Watonga Chickasha, Granite Wash and Northwest Shelf, 15 (7.8 net) wells were drilled in 2001. The only dry hole in the area was the Dalton #1, which was abandoned due to a pipe failure but later successfully redrilled. Notable in this area was the Gemini #1, which was completed in the Granite Wash and is producing in excess of
1.5 Mmcfe (1.1 net) per day. The division plans to drill at least two offsets to the Gemini #1 in 2002. In addition, a significant workover was performed on the Greene #1, which increased production to 1.8 Mmcfe per day (1.4 net). An offset to the Greene #1 is currently being drilled. The 340 (199 net) producing wells in the Midcontinent are 92% operated.

GULF COAST REGION

         The Gulf Coast region represents 24% of total reserve value and 19% of total reserve volumes of the Company. Proved reserves totaled 95.7 Bcfe, down 13% from 110 Bcfe at year-end 2000. In 2001, the region only partially replaced the reserves lost through property dispositions of 2.6 Bcfe and the production of 20 Bcfe. Gulf Coast reserves are 88% natural gas. Properties are located in the shallow waters of the Gulf of Mexico and onshore in Texas, Louisiana and Mississippi. The region's wells are characterized by high initial rates and relatively short reserve lives. Production by the region represented 36% of the Company's total average daily production. Major onshore fields include Alta Mesa in Brooks County, Texas, which produces from depths of 6,000 to 7,000 in the Frio and Vicksburg formations, and Oakvale, in Jefferson Davis County, Mississippi, which produces at depths ranging from 15,000 to 16,500 feet in the Sligo and Hosston formations. Offshore properties include interests in 50 platforms in water depths ranging from 20 to 210 feet, none of which are operated. The Gulf Coast's development inventory includes 47 recompletions and 16 drilling locations on 155,020 gross (43,277 net) developed acres and 93,388 gross (22,245 net) undeveloped acres. At year-end 2001, the Company impaired acreage by $4.3 million and proved properties by $33.8 million in the Gulf Coast region. (See Management's Discussion and Analysis - Results of Operations.)

         In 2001, the region spent $23.1 million to drill 13 (4.2 net) wells, recomplete 10 (4.1 net) others and to upgrade facilities. In addition, the division participated in the abandonment of one platform and reduced its overall plugging and abandonment exposure through assignment of its Chandeleur 37 facility and a property trade at West Delta 30. In the fourth quarter of 2001, net production averaged 782 barrels of oil and 48.6 Mmcf of gas per day or 53.3 Mmcfe per day in total. On an annual basis, production declined 4% to 55.5 Mmcfe per day due to the natural decline of mature properties. In total, the onshore properties include 56 wells (40 net), of which 77% are operated. These operated onshore properties represent 8.5% of the Company's pre-tax present value of the Gulf Coast properties at December 31, 2001. During 2001, 13 development wells (4.2 net) were drilled, of which 11 (2.7 net) were productive. Two exploratory wells (0.3 net) were drilled, of which both were productive.

         A total of $5.1 million was spent at the Matagorda Island 519 offshore gas field, which is operated by BP Amoco. The Company has a 17% working interest in the field's seven wells, which produce from as deep as 16,800 feet in the lower Miocene sands. While the field is non-operated, the Company assigns technical and operational staff to study and monitor it given its significance. The field contributed 6% (3.3 Bcfe) of the Company's production in 2001. In 2000, the 519 L-3 well was drilled and turned to sales in December. In 2001, the 519 L-4 well was drilled and turned to sales in September. The initial flow rates from both wells were disappointing. To address this problem, an additional interval was opened to production in the L-3 well in September of 2001, increasing the well's rate from 5.0 to 35.0 Mmcfe per day, for a net increase to Range of 3.8 Mmcfe per day. A similar operation is currently in progress in the L-4 well. No additional drilling activity is forecast for Matagorda Island 519 in 2002. The operator has historically significantly overspent its authorized expenditures for capital projects and has consistently encountered numerous delays in completion of those projects. Largely as a result, the Company impaired Matagorda Island 519 by $8.1 million at year-end 2001. (See Management's Discussion - Results of Operations.) Other offshore activity included drilling one well each at West Cameron 206, West Cameron 192, East Cameron 33 and Mobile 864. The four wells are currently producing at a combined rate of 28.1 (5.3 net) Mmcfe per day.

         Onshore, Range was active in the Hartburg play in Orange County, Texas and Calcasieu Parish, Louisiana, where five wells were drilled and one is in progress. These wells targeted Frio sands at depths of approximately 9,000 feet. The Stephenson #1, #2 and #3 as well as the Stark #2 are all online producing at a combined rate of 20.2 (2.0 net) Mmcfe per day. The one disappointment was the Lawton #1, which was abandoned after the target sands proved wet. Currently the Stephenson #4 is completing. In the Oakvale field in Mississippi, Range completed the Polk 36-3 #1 and drilled and completed the 31-7 #1 in 2001. Both wells have been fracture stimulated and are online at a combined rate of 5.5 (3.4 net) Mmcfe per day.

APPALACHIAN REGION

         Through its 50% interest in Great Lakes Energy Partners L.L.C., the Company's Appalachian region represents 212 Bcfe of proved reserves, or 41% by volume and 35% by value of total proved reserves. The Appalachian Region has an interest in 8,128 gross (3,567 net) wells and 4,600 miles of gas gathering lines. Great Lakes sells its gas on a negotiated basis. Effective July 1, 2001, Great Lakes began selling its gas to several different companies, including First Energy. At December 31, 2001, Great Lakes had a development inventory of 51 proven recompletions and 1,468 proven drilling locations.

                              Development Projects
                      -------------------------------------
                      Recompletion     Drilling
                      Opportunities    Locations     Total
                      -------------    ---------    -------
December 31, 2000                74        1,635      1,709
   Drilled                       (8)        (142)      (150)
   Added                         13          148        161
   Deleted                      (28)        (173)      (201)
                      -------------    ---------    -------
December 31, 2001                51        1,468      1,519
                      =============    =========    =======

         Acreage owned by the Appalachian region at December 31, 2001 included 730,142 gross (343,019 net) developed acres and 334,102 gross (153,962 net) undeveloped acres. During 2001, 209 development wells (86.8 net) were drilled, of which 207 (86.0 net) were productive. Five exploratory wells (1.5 net) were drilled, of which three (0.6 net) were productive. At December 31, 2001, Great Lakes operated 99% of the wells. The reserves are 86% gas and produce principally from the upper-Devonian, Medina, Clinton, Knox and Oriskany formations at depths ranging from 2,500 to 7,000 feet. In the fourth quarter of 2001, net daily production averaged 28,915 Mmcf of gas and 869 barrels of oil per day or a total of 34,128 mcfe per day. The region's properties, with 1,468 (663 net) proven projects at year-end, are located in the Appalachian and, to a minor degree, the Michigan

Basins of the northeastern United States. After initial flush production, these properties are characterized by gradual decline rates, on average, producing from 10-35 years.

         In 2001, $22 million in capital expenditures funded the drilling of
193.0 (84.8 net) shallow development wells, 16 (5.7 net) medium depth wells, and five (2.5 net) deep exploitation wells. In addition, capital was expended on 11 (4.2 net) recompletions as well as the purchase of 1,021 miles of 2-D and 3-D seismic data and 48,750 acres of leasehold. Out of 209 development wells drilled, 207 were successful. Three of the five exploration wells were also successful, indicating an overall 98% success rate. Production during the year averaged 32.6 Mmcfe/day net, a 4% increase. Year-end proved reserves decreased approximately 12% to 211.6 Bcfe primarily as a result of lower pricing.

         During 2001 exploration prospects at Great Lakes consisted of activity in the Knox Unconformity, Huntersville-Oriskany, and Trenton Black River plays. The largest effort (14 gross/12.1 net) was directed to the Knox play in Ohio. Great Lakes significantly increased its use of 3D seismic for the Knox Unconformity play in Ohio shooting or acquiring over 30 square miles of data in three separate project areas. Each of these 3D shoots yielded new discovery wells with additional drilling opportunities. Great Lakes shot a moderate amount of 2D seismic and drilled 3 gross (2 net) wells in the Huntersville/Oriskany play in Pennsylvania. While all three wells were completed, initial production rates are below expectations. In the Trenton Black River play, Great Lakes acquired leases on over 125,000 gross acres in four major prospect areas, and has plans for seismic and drilling in 2002. While Great Lakes successfully established land positions in this play, our initial drilling results were unsuccessful on all three gross (0.6 net) wells drilled in 2001.

         Five major geologic plays comprise Great Lakes' exploration and development portfolio. The two major development plays, consisting primarily of shallow low-risk, lower impact wells include the Clinton Medina and Upper Devonian Sandstone plays. Production from these shallower blanket-type, tight-sand formations is characteristically long-lived with estimated ultimate production anywhere from 150-750 Mmcf per well. The three exploration plays, consisting of medium to deep wells with higher-risk and higher potential impact, include the Knox Unconformity play, the Huntersville/Oriskany Sandstone play and the Trenton Black River play. Wells drilled in the Knox Unconformity are characterized by a relatively short well life of 10 years or less and have reserves in the 250 Mmcf to 1 Bcf range. Production from the deeper and more structurally complex formations such as the Oriskany is in the 500 Mmcf to 3 Bcf range with a 15-25 year well life or greater. Recent discoveries in the fault-related Trenton Black River play indicate per well recoveries in the 500 Mmcf to 5 Bcf range, particularly in the deeper structures of the play.


         Management of Great Lakes is directed by a committee comprised of three representatives from each of the Company and FirstEnergy. Disagreements that cannot be resolved by the committee may be resolved through arbitration.

PRODUCTION

         The following table sets forth total company production information for the preceding five years (in thousands, except average sales price and operating cost data).

                                                     Year Ended December 31,
                                       ----------------------------------------------------
                                         1997       1998       1999       2000       2001
                                       --------   --------   --------   --------   --------
Production
    Gas (Mmcf)                           38,409     45,193     50,808     41,039     42,278
    Crude oil (Mbbl)                      1,371      2,175      2,247      2,035      1,916
    Natural gas liquids (Mbbl)              423        480        412        363        326
       Total (Mmcfe)(a)                  49,173     61,123     66,762     55,427     55,730

Revenues
    Gas                                $101,217   $105,509   $108,115   $118,977   $154,928
    Crude oil                            24,967     26,119     33,075     47,414     48,963
    Natural gas liquids                   3,833      3,965      4,302      6,691      5,646
                                       --------   --------   --------   --------   --------
       Total                            130,017    135,593    145,492    173,082    209,537
Direct operating expenses(b)             31,481     39,001     43,074     38,525     44,504
                                       --------   --------   --------   --------   --------
       Gross margin                    $ 98,536   $ 96,592   $102,418   $134,557   $165,033
                                       ========   ========   ========   ========   ========

Average sales price(c)
    Gas (mcf)                          $   2.64   $   2.33   $   2.13   $   2.90   $   3.66
    Crude oil (bbl)                       18.21      12.01      14.72      23.30      25.55
    Natural gas liquids (bbl)              9.06       8.26      10.44      18.43      17.33

    Mcfe(a)(d)                             2.64       2.22       2.18       3.12       3.76

Operating cost (mcfe)
    Direct costs                       $   0.57   $   0.57   $   0.58   $   0.59   $   0.68
    Severance and production taxes         0.07       0.07       0.07       0.11       0.12
                                       --------   --------   --------   --------   --------
       Total                           $   0.64   $   0.64   $   0.65   $   0.70   $   0.80
                                       ========   ========   ========   ========   ========


(a)  Oil and NGL are converted to mcfe at a rate of 6 mcf per barrel.

(b)  Includes severance and production taxes.

(c) Average sales prices are net of hedging, which increased average oil prices in 2001 by $2.21 and decreased average gas prices by $0.25, respectively. In 2000, average sales prices are net of hedging, which reduced average oil and gas prices in 2000 by $4.85 and $0.81, respectively.

(d) Average mcfe prices excluding hedging were $2.34, $3.90, and $3.87, in 1999, 2000 and 2001, respectively.



PRODUCING WELLS

         The following table sets forth information relating to productive wells at December 31, 2001. The Company owns royalty interests in an additional 215 wells. Wells are classified as oil or gas according to their predominant production stream.


                        Wells           Average
                 -------------------    Working
                   Gross       Net     Interest
                 --------   --------   --------

Crude oil           1,430        965        67%
Natural gas         8,289      3,778        46%
                 --------   --------
Total               9,719      4,743        49%
                 ========   ========

ACREAGE

         The following table sets forth total acreage held by the Company at December 31, 2001.


                             Acres                 Average
                  ---------------------------      Working
                     Gross            Net          Interest
                  ------------   ------------   ------------

Developed            1,154,304        578,109             50%
Undeveloped            558,862        284,028             51%
                  ------------   ------------
Total                1,713,166        862,137             50%
                  ============   ============


         The following table sets forth, for the preceding three years, the book value of acreage where the Company has not yet identified proved reserves (in thousands):

                               1999         2000         2001
                            ----------   ----------   ----------
Southwest region            $   50,121   $   38,815   $   20,906
Gulf Coast region                8,870        9,103        3,081
Appalachian region               2,821        1,605        1,743
                            ----------   ----------   ----------
                 Total      $   61,812   $   49,523   $   25,730
                            ==========   ==========   ==========

DRILLING RESULTS

         The following table summarizes drilling activities for the past three years.

                                1999              2000              2001
                          ---------------   ---------------   ---------------
                          Gross      Net     Gross     Net    Gross      Net
                          ------   ------   ------   ------   ------   ------
Development wells
   Productive               43.0     20.6    173.0     82.5    256.0    112.9
   Dry                       3.0      1.7      6.0      4.4      8.0      5.5
Exploratory wells
   Productive                1.0      0.5      9.0      2.9      6.0      1.9
   Dry                       3.0      0.8      7.0      1.7      2.0      0.9
Total wells
   Productive               44.0     21.1    182.0     85.4    262.0    114.8
   Dry                       6.0      2.5     13.0      6.1     10.0      6.4
                          ------   ------   ------   ------   ------   ------
        Total               50.0     23.6    195.0     91.5    272.0    121.2
                          ======   ======   ======   ======   ======   ======

REAL PROPERTY

          The Company leases approximately 59,000 square feet of office space in Texas and Oklahoma under standard office lease arrangements that expire at various dates through March 2006. All facilities are believed adequate to meet the Company's current needs and existing space could be expanded or additional space could be leased if required.

          In March 2000, a tornado struck the Company's headquarters in Fort Worth. The Company temporarily relocated to 801 Cherry Street in Fort Worth. In January 2001, the Company entered into a five-year lease for approximately 26,000 square feet of office space located at 777 Main Street in Fort Worth, and moved in April 2001. The annual lease payments on this office space will average $500,000 for the term of the lease.

          The Company owns various vehicles and other equipment that is used in its field operations. Such equipment is believed to be in good repair and, while such equipment is important to its operations, it can be readily replaced as necessary.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal actions and claims arising in the ordinary course of business. During 2001, the Company incurred approximately $480,000 of litigation costs for such matters. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on its financial position or results of operations.

         In February 2000, a royalty owner filed a suit asking for a class action certification against Great Lakes Energy Partners, LLC in the New York Supreme Court, alleging that gas was sold to affiliates and gas marketers at low prices, that inappropriate post production expenses reduced proceeds to the royalty owners, and that the royalty owners' share of gas was improperly accounted for. The action sought a proper accounting, an amount equal to the difference in prices paid and the highest obtainable prices, punitive damages and attorneys' fees. The case has been remanded to the state court in New York. While the outcome is still uncertain, Great Lakes believes it will be resolved without material adverse effect on its financial position or result of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.


                                     PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED MATTERS

         The Company's common stock is listed on New York Stock Exchange ("NYSE") under the symbol "RRC." Prior to August 1998, the stock was listed under the symbol "LOM." During 2001, trading volume averaged 339,141 shares per day. On March 1, 2002, the closing price of the common stock was $4.78. The following table sets forth the high and low sales prices as reported on the NYSE composite tape over the past two years.

                                                      Average
                                                       Daily
                         High            Low          Volume
                     ------------   ------------   ------------
    2000
First quarter        $       3.44   $       1.88        230,470
Second quarter               3.31           1.44        382,015
Third quarter                5.31           2.88        366,314
Fourth quarter               7.00           4.00        339,306

    2001
First quarter                7.13           5.15        374,390
Second quarter               6.68           4.90        392,240
Third quarter                6.20           4.25        353,008
Fourth quarter               4.76           3.96        240,491

         From January 1, 2002 to March 1, 2002 the common stock has traded at prices between $4.03 and $5.09 per share. The Company's 5.75% trust preferred, 6% convertible debentures and 8.75% senior subordinated notes are not listed on an exchange but trade over the counter. The fair value of these securities, quoted from certain market makers, was $148.5 million or 75% of the par value of $198.4 million.

         At various times during 2001, the Company issued common stock in exchange for fixed income securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the fourth quarter of 2001, a total of $3.4 million face value amount of 8.75% Subordinated Notes was exchanged for 753,601 shares of common stock and a total of $0.5 million face value of Trust Preferred was exchanged for 60,503 shares of common stock.

HOLDERS OF RECORD

         At March 1, 2002 there were approximately 2,368 holders of record of the common stock.

DIVIDENDS

         Common stock dividends were initiated in 1995 and paid quarterly through the third quarter of 1999. In the first quarter of 1999, the dividend was reduced and in the fourth quarter of 1999 it was eliminated in connection with continuing losses.

         In September 2000, the Company authorized a $2.03 Convertible Exchangeable Preferred Stock Series D, having terms substantially identical to the outstanding Series C Preferred, with the exception that dividends could be paid in common stock. In November 2000, 523,140 shares of Series C were exchanged for Series D on a one-for-one basis. In December 2000, 323,140 shares of Series D were exchanged for common stock. The Company elected to pay fourth quarter 2000 Series D dividends in common stock. During 2001, all remaining shares of Series D and all remaining shares of Series C were exchanged for common stock or repurchased for cash. The elimination of the $2.03 Convertible Exchangeable Preferred Stock reduced the Company's annual dividend requirement by $2.3 million.

         The payment of dividends is subject to declaration by the Board of Directors and depends on earnings, capital expenditures and various other factors. The bank credit facility and the 8.75% senior subordinated notes contain restrictions on the ability to pay dividends. The bank credit facility currently prohibits common stock dividends. Under the terms of the 8.75% senior subordinated notes, the Company may pay restrictive payments, including dividends, equal to the greater of: i) $20.0 million or ii) a formula which includes earnings and losses since the issuance of the notes. Given the Company's losses since 1997, the Company cannot make payments under the formula and must rely on the $20.0 million basket. At December 31, 2001, $3.0 million remained available under the basket. The Company may seek to amend this basket covenant.


ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected financial information covering the last five years.

                                                        As of or for the Year Ended December 31,
                                           -----------------------------------------------------------------
                                              1997          1998          1999          2000         2001
                                           ----------    ----------    ----------    ----------   ----------
                                                         (In thousands, except per share data)
OPERATIONS
   Revenues                                $  145,417    $  148,929    $  201,364    $  187,719   $  219,987
   Net income (loss)                          (23,332)     (175,150)       (7,793)       37,961        8,996
   Earnings (loss) per share before
     extraordinary items - basic                (1.31)        (6.82)        (0.34)         0.57         0.11
   Earnings (loss) per share before
    extraordinary items - diluted               (1.31)        (6.82)        (0.34)         0.57         0.11
   Earnings (loss) per share - basic            (1.31)        (6.82)        (0.27)         0.99         0.19
   Earnings (loss) per share - diluted          (1.31)        (6.82)        (0.27)         0.99         0.19
   Dividends per common share                    0.10          0.12          0.03            --           --

BALANCE SHEET
   Working capital                         $   (2,051)   $   (9,484)   $   22,225    $   16,227   $   34,604
   Oil and gas properties, net                623,807       662,099       592,363       571,842      545,095
   Total assets                               758,833       921,612       752,368       689,165      691,565
   Senior debt                                186,712       367,062       140,000        89,900       95,000
   Non-recourse debt                               --        60,100       142,520       113,009       98,801
   Subordinated debt                          180,000       180,000       176,360       162,550      108,690
   Trust Preferred                            120,000       120,000       117,669        92,640       89,740
   Stockholders' equity(a)                    196,950       133,222       127,171       185,207      245,687

(a) Stockholders equity includes other comprehensive income/(loss) of $370, $292, $(7), $(907) and $38,041 in 1997, 1998, 1999, 2000 and 2001,
     respectively.

         The following table sets forth summary unaudited financial information on a quarterly basis for the past two years (in thousands, except per share data).

                                                       2000
                                 -------------------------------------------------
                                  March 31      June 30     Sept. 30      Dec. 31
                                 ----------   ----------   ----------   ----------

Revenues                         $   42,839   $   41,336   $   44,819   $   58,725
Net income                            4,281        8,735        7,756       17,189
 Earnings per share - basic
 and diluted                           0.12         0.23         0.19         0.42
Total assets                        727,214      700,439      687,500      689,165
Senior debt                         142,000      112,000       99,900       89,900
Non-recourse debt                   130,619      124,516      120,012      113,009
Subordinated debt                   176,060      174,810      165,660      162,550
Trust Preferred                     111,490      100,240       97,340       92,640
Stockholders' equity                134,164      147,900      162,371      185,207


                                                       2001
                                 -------------------------------------------------
                                  March 31      June 30     Sept. 30      Dec. 31
                                 ----------   ----------   ----------   ----------

Revenues                         $   64,202   $   59,667   $   51,671   $   44,447
Net income(a)                        18,512       14,739        6,689      (30,944)
Earnings per share - basic
and diluted                            0.38         0.29         0.13        (0.60)
Total assets                        676,476      712,167      739,645      691,565
Senior debt                          76,800       88,800       95,000       95,000
Non-recourse debt                    98,006       99,902      102,501       98,801
Subordinated debt                   160,940      133,340      121,840      108,690
Trust Preferred                      92,640       90,290       90,290       89,740
Stockholders' equity                175,345      243,781      266,852      245,687

(a) Includes extraordinary gains on retirement of securities of $432 in the first quarter. These gains, net of income taxes, were $895 and $319 in the second and third quarters, respectively. In the fourth quarter of 2001, the gain on retirement of securities was $2,305 which included $886 reversal of previously recorded deferred income taxes. The $38,945 impairment recorded at year-end 2001 brought the Company's earnings below the amount required for the Company to record income taxes, at a statutory rate, on income.


         The total of the earnings per share for each quarter does not equal the earnings per share for the full year, either because the calculations are based on the weighted average shares outstanding during each of the individual periods or rounding. During the fourth quarter of 2001, the Company recorded $38.9 million of impairments. (See Management's Discussion and Analysis - Results of Operations.)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CAPITALIZED TERMS HEREIN ARE DEFINED IN THE FOOTNOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN.)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company analyzes its estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized as received. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. At IPF, all receivables are evaluated quarterly and provisions for uncollectible amounts are established. Oil and gas properties are accounted for under the successful efforts method of accounting and are periodically evaluated for possible impairment. The Company records a write down of marketable securities when the decline in market value is considered to be other than temporary. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. The Company's deferred tax assets exceed deferred tax liabilities at year-end 2001, before considering the effects of Other comprehensive income ("OCI"). In determining deferred tax liabilities, accounting rules require OCI to be considered, even though such income (loss) has not yet been earned. The inclusion of OCI causes the deferred tax liabilities to exceed the deferred tax assets by $9.7 million, therefore, such amount is recorded as deferred tax liability at year-end 2001 and is included on the balance sheet of the Company. No statutory taxes are included on the income statement as the Company has not yet earned income sufficient to cause the deferred tax liabilities to exceed the deferred tax assets. The Company needs to earn approximately $20.0 million of pre-tax income from the unrealized hedges included in OCI at year-end before statutory taxes will be recorded on the income statement. Due to the complexity of the accounting rules regarding statutory taxes, the timing of when the Company will record statutory taxes, which will be deferred, is uncertain.

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES

         During 2001, the Company spent $90.1 million on development, exploration and acquisitions. Debt including Trust Preferred and $2.03 Preferred were reduced by a total of $65.9 million. At December 31, 2001, the Company had $3.3 million in cash, total assets of $691.6 million and a debt (including Trust Preferred) to capitalization (including debt, deferred taxes and stockholders equity) ratio of 61%. Available borrowing capacity on the Company's bank lines at December 31, 2001 was $25.0 million on the Parent Facility, $25.0 million on the Great Lakes Facility and $11.2 million on the IPF Facility. Long-term debt (including Trust Preferred) at December 31, 2001 totaled $392.2 million and included $95.0 million of borrowings under the Parent Facility, $75.0 million under the non-recourse Great Lakes Facility, $23.8 million under the non-recourse IPF Facility, $79.1 million of 8.75% Senior Subordinated Notes, $29.6 million of 6% Convertible Subordinated Debentures and $89.7 million of Trust Preferred.

         During 2001, 1.8 million shares of common stock were exchanged for $2.9 million of Trust Preferred, $3.4 million of 8.75% Senior Subordinated Notes and $5.7 million of 6% Debentures. In addition, $2.3 million of 6% Debentures, $42.5 million of 8.75% Senior Subordinated Notes and $50,000 of 5.75% Trust Preferred were repurchased. A $4.0 million extraordinary gain net of costs was recorded as the securities were retired at a discount. In addition, 767,000 shares of common stock were exchanged for $5.4 million of the $2.03 Preferred and the remaining were repurchased for $74,000. Since 1998, there have been 13.6 million shares of common stock exchanged for $85.4 million face value of debt and convertible preferred stock.

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

         The following summarizes the Company's contractual obligations at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                   Less
                                                   than          1-3          After
                                                  1 Year        Years        3 Years       Total
                                                ----------   ----------    ----------   ----------

Long term debt                                  $       --   $  193,801*   $  198,430   $  392,231
Non-cancelable operating lease obligations             820        1,560           126        2,506
                                                ----------   ----------    ----------   ----------
Total contractual cash obligations              $      820   $  195,361    $  198,556   $  394,737
                                                ==========   ==========    ==========   ==========

* Due at termination dates in each of the Company's credit facilities, which the Company expects to renew, but there is no assurance that can be accomplished.

         Total long-term debt (including Trust Preferred) at December 31, 2001, was $392.2 million. Long-term debt of $193.8 million was at floating interest rates. Included in long-term debt was $198.4 million of debt securities which have fixed interest charges. The table below describes the Company's required annual fixed interest payments on these debt instruments (in thousands):

                                           Interest     Annual           Interest              Maturity
         Security              Amount        Rate      Interest          Payable                Dates
         --------             --------     --------    --------          --------              --------
8.75% Sr. Sub. Notes          $ 79,115       8.75%     $ 6,900      January, July                2007
6% Debentures                   29,575       6.00%       1,800      February, August             2007
5.75% Trust Preferred           89,740       5.75%       5,200      Feb., May, Aug., Nov.        2027
                              --------                 -------
                              $198,430                 $13,900
                              ========                 =======

Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 55%, 30%, 15%, and 5% of its anticipated production from proved reserves on an mcfe basis for 2002, 2003, 2004 and 2005, respectively. Decreases in prices and lower production at certain properties reduced cash flow sharply in 1998 and early 1999 and resulted in the reduction of the Company's borrowing base. Simultaneously, the Company sharply reduced its development and exploration spending. While the $90.1 million of capital expenditures for 2001 were funded entirely with internal cash flow, the amount expended was not sufficient to replace production. The 2002 capital budget of $100.0 million is expected to increase production 5% or more and expand the reserve base by more than replacing production. The Company's hedge position is expected to allow the capital program to be funded with internal cash flow even in this low price environment. However, in such a low price environment, management expects little reduction in long-term debt as excess internal cash flow will be limited. With any further decrease in product prices, it would be unlikely that the Company would be able to fund the $100.0 million capital program entirely from internal cash flow. The Company intends to closely monitor its capital expenditure program and results of operations in 2002; therefore, this current low price environment may negatively affect the amount of capital spending for the year.

         Net cash provided by operations in 1999, 2000 and 2001 was $50.2 million, $74.1 million and $130.3 million, respectively. Cash flow from operations increased as higher prices and lower interest expense more than offset increasing direct operating and general and administrative expenses.

         Net cash used in (provided by) investing in 1999, 2000 and 2001 was $(98.2) million, $5.3 million and $78.9 million, respectively. In 1999, a $98.7 million source of cash from the formation of Great Lakes, $17.5 million in asset sales and $13.2 million of IPF receipts, more than offset additions to oil and gas properties and IPF investments. In 2000, $46.8 million of additions to oil and gas properties, offset by $25.9 million proceeds from sales of assets and $24.8 million of IPF repayments were included. The 2001 period included $87.7 million of additions to oil and gas properties and $11.6 million of IPF investments, partially offset by $19.0 million of IPF receipts and $3.8 million of asset sales.

         Net cash used in financing in 1999, 2000 and 2001 was $146.4 million, $79.3 million and $50.6 million, respectively. Sources of financing have been primarily bank borrowings and capital raised through equity and debt offerings. During 2001, recourse debt increased by $5.1 million and total debt (including Trust Preferred) decreased by $65.9 million. The reduction in debt was the result of applying excess cash flow, proceeds from asset sales and from exchanges of common stock. During 2000, recourse debt decreased by $63.9 million and total debt (including Trust Preferred) decreased by $118.5 million. The reduction in debt was the result of applying excess cash flow and proceeds from the sale of assets to debt repayment and exchanges of common stock for fixed income securities. The amount of Trust Preferred outstanding decreased $2.3 million in 1999, $25.0 million in 2000 and $2.9 million in 2001 due primarily to exchanges of such securities into common stock.

Capital Requirements

         During 2001, $90.1 million of capital was expended, primarily on development projects. This represented approximately 69% of internal cash flow. The Company manages its capital budget with the goal of funding it with internal cash flow. The 2002 capital budget of $100.0 million is expected to increase production 5% or more and expand the reserve base by more than replacing production. The Company's hedge position which covers approximately 55% of anticipated 2002 production from proved reserves, is expected to allow the capital program to be funded with internal cash flow even in this low price environment. However, in such a low price environment, management expects little reduction in long-term debt as excess internal cash flow will be limited. With any further decrease in product prices, it would be unlikely that the Company would be able to fund the $100.0 million capital program entirely from internal cash flow. The Company intends to closely monitor the capital expenditure program and results of operations; therefore, this current low price environment may negatively affect the amount of capital spending for the year. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow. See "Business--Development and Exploration Activities."

Banking

         The Company maintains three separate revolving credit facilities: a $225.0 million facility at the parent company; a $100.0 million facility at IPF and a $275.0 million facility at Great Lakes. Each facility is secured by substantially all of the assets of the borrower. The IPF and Great Lakes facilities are non-recourse to Range. As Great Lakes is 50% owned, half of the borrowings on its facility are consolidated in Range's financial statements.

         Availability under the facilities are subject to borrowing bases set by banks semi-annually and in certain other circumstances. The borrowing bases are dependent on a number of factors, primarily the lenders' assessment of future cash flows. Redeterminations require approval of 75% of the lenders, increases require unanimous approval.

         At March 1, 2002, there was availability under each of the Company's facilities. At the parent, a $120.0 million borrowing base was in effect of which $16.5 million was available. At IPF, a $35.0 million borrowing base was in effect of which 11.7 million was available. At Great Lakes, half of which is consolidated at Range, a $200.0 million borrowing base was in effect, of which
54.0 million was available.

Hedging
                               Oil and Gas Prices

         The Company regularly enters into hedging agreements to reduce the impact of fluctuations in oil and gas prices on its operations. The Company's current policy, when futures prices justify, is to hedge between 50% and 75% of projected production from existing proved reserves on a rolling twelve to eighteen month basis. At December 31, 2001, hedges were in place covering 47.3 Bcf of gas at prices averaging $4.02 per mcf and 700,000 barrels of oil averaging $25.97 per barrel. Their fair value, excluding hedge contracts with Enron North America Corp. ("Enron") represented by the estimated amount that would be realized on termination, based on contract versus NYMEX prices, approximate a net unrealized pre-tax gain of $52.1 million ($41.9 million gain net of $10.2 million of deferred taxes) at December 31, 2001, respectively. The contracts expire monthly through December 2005 and cover approximately 55% of anticipated 2002 production from proceed reserves and 30% of 2003 production from proved reserves and lesser amounts of 2004 and 2005 production. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases on oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax losses relating to these derivatives in 1999, 2000 and 2001 were $10.6 million, $43.2 million and $6.2 million, respectively. Over the last three years, the Company has recorded cumulative net pre-tax hedging losses of $60.0 million in income, which, when combined with the $52.1 million unrealized pre-tax gain at year-end 2001, result in a cumulative net loss of $7.9 million. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions are recorded at an estimate of fair value which the company bases on a comparison of the contract price and a reference price, generally NYMEX, on the Company's balance as OCI, a component of Stockholders' Equity.

         The Company had hedge agreements with Enron for 22,700 Mmbtu's per day, at $3.20 per Mmbtu for the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on its accountants guidance, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in 2001 income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire as of March 2002. While an allowance for bad debts for the entire estimated fair value of these hedge contracts with Enron has been recorded, the Company is aware of some market offers for purchasing these contracts at percentages much less than par.

                                 Interest Rates

         At December 31, 2001, Range had $392.2 million of debt (including Trust Preferred) outstanding. Of this amount, $198.4 million bears interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $193.8 million bears interest at floating rates, which averaged 4.0% at year-end 2001, excluding interest rate swaps. At December 31, 2001, Great Lakes had $100.0 million of interest rate swap agreements, of which 50% is consolidated at Range. Two agreements totaling $45.0 million at rates of 7.1% each expire in May 2004. Two agreements of $10.0 million each at 6.2% in December 2002 and five agreements totaling $35.0 million at rates of 4.8%, 4.7%, 4.6%, 4.5%, and 4.5% expire in June 2003. The agreements expiring in May 2004 may be terminated at the counter party's option in May 2002. The 30-day LIBOR rate on December 31, 2001 was 1.9%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2001 would cost the Company approximately $1.4 million in additional annual interest, net of swaps.

Capital Restructuring Program

         As described in Note 1 to the Consolidated Financial Statements, the Company took a number of steps beginning in 1998 to strengthen its financial position. These steps included the sale of assets and the exchange of common stock for fixed income securities. These initiatives have helped reduce Parent company bank debt to $95.0 million and total debt (including Trust Preferred) to $392.2 million at December 31, 2001. While the Company believes its financial position has stabilized, management believes debt remains too high. To return to its historical posture of consistent profitability and growth, the Company believes it should further reduce debt. The Company currently believes it has sufficient liquidity and cash flow to meet its obligations for the next twelve months; however, a drop in oil and gas prices or a reduction in production or reserves would reduce the Company's ability to fund capital expenditures and meet its financial obligations.

INFLATION AND CHANGES IN PRICES

         The Company's revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During 2001, the Company received an average of $25.55 per barrel of oil and $3.66 per Mcf of gas after hedging. Although certain of the Company's costs and expenses are affected by the general inflation, inflation does not normally have a significant effect on the Company. However, industry specific inflationary pressures built up over an 18 month period in 2000 and 2001 due to favorable conditions in the industry. While product prices have recently declined, the cost of services in the oil and gas industry have not declined by the same percentage. Any increases in product prices could cause inflationary pressures specific to the industry to also increase.

RESULTS OF OPERATIONS

         The following table identifies certain items included in the Company's results of operations and is presented to assist in comparison of the last three years. The table should be read in conjunction with the following discussions of results of operations.

                                                   Year Ended December 31,
                                             --------------------------------------
                                                1999          2000          2001
                                             ----------    ----------    ----------
                                                         (in thousands)
Increase/(Decrease) in Revenues:
   Writedown of marketable securities        $       --    $       --    $   (1,715)
   Enron bad debt expense                            --            --        (1,352)
   (Loss) gain from asset sales                    (530)       (1,116)          689
   Effect of SFAS 133                                --            --         2,351
   Hedging gains (losses)                       (10,631)      (43,187)       (6,194)
   Adjustment of IPF valuation allowance             --         1,299          (122)
   Gain on sale - Great Lakes                    38,310            --            --
                                             ----------    ----------    ----------
                                             $   27,149    $  (43,004)   $   (6,343)
                                             ==========    ==========    ==========

Increase/(Decrease) in Expenses:
   Provision for impairment                  $   27,118    $       --    $   38,945
                                             ----------    ----------    ----------
                                             $   27,118    $       --    $   38,945
                                             ==========    ==========    ==========

Extraordinary Items:
   Gain on retirement of securities          $    2,430    $   17,763    $    3,951
                                             ==========    ==========    ==========

Comparison of 2001 to 2000

         Net income for the twelve months totaled $9.0 million compared to $38.0 million for the comparable period in 2000. The twelve-month period of 2000 included a $17.8 million gain on retirement of securities versus $4.0 million in 2001. The fourth quarter of 2001 included an impairment charge of $38.9 million. Production increased to 152.7 Mmcfe per day, a 1% increase from the prior year period. Revenues benefited from a 21% increase in average prices per mcfe to $3.76. The average prices received for oil increased 10% to $25.55 per barrel and for gas increased 26% to $3.66 per mcfe. Production expenses increased $6.0 million to $44.5 million as a result of higher production and property taxes, increased workover costs and slightly higher labor and services and supplies. Therefore, operating cost per mcfe produced averaged $0.80 in 2001 versus $0.70 in 2000.

         Transportation and processing revenues decreased 35% to $3.4 million due to the impact of the sale of a gas processing plant in June 2000 and lower NGL prices. IPF's $6.5 million of revenues is a decline of 35% from the same period of 2000. In 2000, a favorable adjustment of $1.3 million was recorded to IPF reserves. IPF records income from payments on accounts with no reserve accrued against them. For accounts with reserves accrued, IPF reduces the carrying value of the account for payments received and does not record any income from those collections. Due to declining prices in 2001, less income was recorded from payments received. In 2001, a favorable adjustment to IPF reserves of $1.8 million, due to favorable prices at the time, was more than offset by a year-end increase in reserve for doubtful accounts of $2.0 million. During 2001, IPF expenses included $1.8 million of administrative costs and $1.8 million of interest. During 2000, IPF expenses included $1.5 million of administrative costs and $3.4 million on interest costs.

         Exploration expense increased 84% to $5.9 million primarily due to additional seismic activity and increased personnel expenses. General and administrative expenses increased 32% due to additional personnel costs ($1.4 million), higher legal and occupancy costs ($1.2 million) and additional costs ($600,000) incurred by having duplicate functions at Great Lakes and Range. The average number of general and administrative personnel increased 15% from 2000 to 2001. The Company does not expect further increases of this magnitude.

         Interest and other income increased from a loss of $702,000 in 2000 to a gain of $490,000 in 2001. The 2001 period included $2.3 million of ineffective hedging gains and a $689,000 gain on asset sales, partially offset by a $1.7 million writedown of marketable securities and a $1.4 million bad debt expense related to the Enron hedges. The 2000 period included $1.1 million loss on asset sales. Interest expense decreased 23% to $30.7 million primarily as a result of lower average outstanding balances and falling interest rates. Average outstandings on the Parent Facility were $124.7 million and $90.5 million for 2000 and 2001, respectively and the average interest rates were 8.8% and 6.4%, respectively.

         Depletion, depreciation and amortization ("DD&A") increased 8% to $77.8 million as a result of the mix of production between depletion pools. The per mcfe DD&A rate in 2001 was $1.40, a $0.10 increase from the $1.30 rate in 2000. The DD&A rate is determined based on ending reserves (valued at prices management believes appropriate) and the net book value associated with them and to a lesser extent, depreciation on other assets owned at year-end. The DD&A rate in the fourth quarter of 2001 was $1.47 per mcfe as the Company's changed its policy and shortened the depreciable lives of other assets owned. The Company currently estimates that the consolidated DD&A rate for 2002 will approximate $1.29 per mcfe, a decrease of $0.11 from 2001.

         The Company recorded a provision for impairment on acreage and proved properties for the year ended 2001. In evaluating possible impairment, the Company generally evaluates acreage on a separate basis from proved properties. Due to its unique nature, West Delta 30 was evaluated by considering its proved reserves and prospective value in combination.

         Acreage. Acreage is assessed periodically to determine whether there has been a decline in value. If a decline is indicated, an impairment is recognized. The Company compares the carrying value of its properties to the assessment of value that could be recovered from sale, farm-out or exploitation. The Company considers other additional information it believes is relevant in evaluating the properties' fair value, such as geological assessment of the area, other acreage purchases in the area, timing of the associated drilling program or the properties' uniqueness. The following acreage was impaired for the reasons indicated (in thousands):

                                                    Reason for                      Impairment
Acreage Pool                                        Impairment                        Amount
------------------------    ----------------------------------------------------    ----------
   Matagorda Island 519     Probability of drilling reduced based on current
                               assessment of risk and cost                             $1,704
   East/West Cameron        Condemned portion of leasehold through drilling or
                               geologic assessment                                        708
   Offshore Other           Probability of drilling reduced based on current
                               assessment of risk and cost                              1,216
   East Texas               Condemned portion of leasehold through drilling               825
   West Delta 30            Probability of drilling reduced based on
                               current assessment of risk and cost                        688
                                                                                    ----------
               Total                                                                   $5,141
                                                                                    ==========

         Proved Properties. The impairment evaluation on all proved properties utilized proved reserves and for West Delta 30 only, also included possible and probable reserves. Probable reserves are reserves not reasonably certain or proved, yet "more likely to be recovered than not." Possible reserves are reasonably possible but "less likely to be recovered than not." Estimated future cash flows include revenues from anticipated oil and natural gas production, severance taxes, direct operating expenses and capital costs. In assessing the risk associated with proved properties, the Company considers historical operations and the risk associated with recoverability of proved reserves. The risk assessment for West Delta 30 also included the recoverability of probable and possible reserves. Properties in the Gulf Coast region have relatively short reserve lives as production usually declines rapidly. In evaluating the future cash flows on these properties for impairment, the Company used unescalated NYMEX based prices for oil of $20.38 per bbl and $2.63 per Mmbtu for gas. Such prices are consistent with those used in Note 20 to the financial statements, "Unaudited Supplemental Reserve Information." The following properties were impaired based upon an analysis of future cash flows (in thousands):

                                                   Reason for                  Impairment
Property Pool                                      Impairment                    Amount
--------------------------     ---------------------------------------------   ----------

   Matagorda Island 519        Decline in gas price/cost overruns and delays    $  6,418
   Mobile Bay 864              Decline in gas price                                1,088
   East/West Cameron           Decline in gas price/Company increased its
                                  assessment of risk associated with non-
                                  producing reserves                               9,657
   Offshore Other              Decline in gas price/Company increased its
                                  assessment of risk associated with non-
                                  producing reserves                               6,796
   Gulf Coast Onshore          Decline in gas price                                5,903
   West Delta 30               Decline in oil price/delay in
                                  developing gas reserves                          3,942
                                                                                --------
Total                                                                           $ 33,804
                                                                                ========


West Delta 30 currently produces primarily oil and has been adversely affected by the decline in oil prices. Proved undeveloped and probable and possible reserves are primarily gas and will not be developed until the operator (a major oil company) completes interpretation of its proprietary seismic. The Company anticipates significant delays in any drilling schedule. The Company's onshore long life properties were evaluated using a 10-year price strip which averaged $25.29 per bbl of oil and $3.45 per Mmbtu of gas. No impairment was required for these properties.

         Comparison of 2000 to 1999

         Net income in 2000 totaled $38.0 million, compared to a net loss of $7.8 million in 1999. Net income excluding the impact of hedging losses and unusual items would have been $62.1 million in 2000 versus a net loss of $10.3 million in 1999. Production fell to 151,442 mcfe per day, a 17% decrease from 1999. A 4% decrease would have been reported if the effect of the Great Lakes transaction were eliminated. Revenues benefited from a 43% increase in average prices per mcfe to $3.12, partially offset by the production decrease. The average prices received for oil increased 58% to $23.30 per barrel and for gas increased 36% to $2.90 per Mcf. Production expenses fell 11% to $38.5 million largely as a result of the Great Lakes transaction and asset sales. Operating costs per mcfe produced averaged $0.65 in 1999 versus $0.70 in 2000 due to higher production taxes and workovers.

         Transportation, processing and marketing revenues decreased 32% to $5.3 million as benefits of higher NGL prices were more than offset by the impact of the Sterling gas plant sale in April 2000. IPF's $10.0 million of revenues consisted of the return portion of its royalties and a $1.3 million net reversal of valuation allowances previously provided. IPF's income rose 27% over that reported in 1999. During 2000, IPF expenses included $1.5 million of administrative costs and $3.4 million of interest.

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

         Interest and other income decreased $1.1 million primarily due to $1.1 million of losses on sales of assets. Interest expense (excluding IPF) decreased 15% to $40.0 million primarily as a result of the lower outstandings, partially offset by higher interest rates. The average outstanding balance on the bank credit facility fell to $125 million from $308 million in the prior year and the weighted average interest rate rose from 7.1% to 8.8%.

         Depletion, depreciation and amortization ("DD&A") decreased 6% as a result of the mix of production by depletion pool and lower production. The Company-wide DD&A rate rose to $1.30 per mcfe in 2000 compared to $1.04 in 1999 due to lower reserves at year-end 2000 and the net book value of costs associated with them. Acreage is assessed periodically to determine whether there has been an impairment. If an impairment is indicated, a loss is recognized. The Company compares the carrying value of its acreage to estimated fair value based on a variety of factors including an assessment of value that could be recovered from sale, farm-out, or exploitation, a geological and engineering assessment of the area, other acreage transactions in the vicinity, timing of the associated drilling program and the property's uniqueness. In the fourth quarter of 2000, the Company raised its DD&A rate to $1.38 per mcfe to reflect a decline in proved reserves and the increased book value of properties subject to amortization. Reserves were revised downward in 2000 due to the removal of drilling and recompletion locations that, based on perceived risk, will probably not be drilled. See Note 20 to the financial statements. The DD&A rate for 2001 was $1.40 per mcfe. The Company's high DD&A rate will make it more difficult to remain profitable if commodity prices fall sharply.

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

         Commodity Price Risk. Range's major market risk is exposure to oil and gas pricing. Realized pricing is primarily driven by worldwide prices for oil and spot market prices for North American gas production. Oil and gas prices have been volatile and unpredictable for many years.

         The Company periodically enters hedging arrangements with respect to oil and gas production of proved reserves. Pursuant to these swaps, Range receives a fixed price for its production and pays market prices to the contract counterparty. This hedging is intended to reduce the impact of oil and gas price fluctuations. Realized gains and losses are generally recognized in oil and gas revenues when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or Other comprehensive income ("OCI"). The gains and losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Range does not hold or issue derivative instruments for trading purposes.

         As of December 31, 2001, Range had oil and gas hedges in place covering
47.3 Bcf of gas and 700,000 barrels of oil. Their fair value, excluding hedge contracts with Enron, represented by the estimated amount that would be realized upon termination, based on contract versus NYMEX prices, approximated a net unrealized pre-tax gain of $52.1 million ($41.9 million net of $10.2 million of deferred taxes) at December 31, 2001. These contracts expire monthly through December 2005 and cover approximately 55% of anticipated 2002 production from proved reserves and 30% of 2003 production from proved reserves and lesser amounts of 2004 and 2005 production. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax losses relating to these derivatives in 1999, 2000 and 2001 were $10.6 million, $43.2 million and $6.2 million, respectively. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of the fair value based on a comparison of the contract price and a reference price, generally NYMEX, on the Company's balance sheet as OCI, a component of Stockholders' Equity.

         The Company had hedge agreements with Enron for 22,700 Mmbtu's per day, at $3.20 per Mmbtu for the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on its accountants guidance, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in 2001 income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire as of March 2002. While an allowance for bad debts for the entire estimated fair value of these hedge contracts with Enron has been recorded, the Company is aware of some market offers for purchasing these contracts at percentages much less than par.

         In 2001, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $4.4 million. If oil and gas future prices at December 31, 2001 had declined by 10%, the unrealized hedging gain at that date would have increased by $15.2 million.

         At December 31, 2001, Range had $392.2 million of debt (including Trust Preferred) outstanding. Of this amount, $198.4 million bears interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $193.8 million bears interest at floating rates, excluding interest rate swaps, which averaged 4.0% at that date. At December 31, 2001, Great Lakes had interest rate swap agreements totaling $100.0 million, 50% of which is consolidated with Range. Two agreements totaling $45.0 million at rates of 7.1% each expire in May 2004. Two agreements of $10.0 million each at 6.2% expire in December 2002 and five agreements totaling $35.0 million at rates of 4.8%, 4.7%, 4.6%, 4.5% and 4.5% expire in June 2003. The agreements expiring in May 2004 may be terminated at the counterparty's option in May 2002. On December 31, 2001, the 30-day LIBOR rate was 1.9%. A 1% increase in short-term interest rates on the floating-rate debt outstanding (net of amounts fixed through hedging transactions) at December 31, 2001 would cost the Company approximately $1.4 million in additional annual interest.

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

ITEM 9. CHANGE IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The officers and directors are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the Company's 2001 annual stockholders' meeting of stockholders. Officers are appointed by the Board of Directors.

                                          OFFICE
                                            HELD
                               AGE         SINCE                 POSITION
                               ---        -------                --------

Thomas J. Edelman               51          1988        Chairman and Chairman of the Board
John H. Pinkerton               47          1990        President and Director
Robert E. Aikman                70          1990        Director
Anthony V. Dub                  52          1995        Director
V. Richard Eales                65          2001        Director
Allen Finkelson                 55          1994        Director
Alexander P. Lynch              49          2000        Director
James E. McCormick              74          2000        Director
Terry W. Carter                 49          2001        Executive Vice President - Exploration and Production
Eddie M. LeBlanc III            53          2000        Senior Vice President and Chief Financial Officer
Herbert A. Newhouse             57          1998        Senior Vice President - Gulf Coast
Chad L. Stephens                46          1990        Senior Vice President - Southwest
Rodney L. Waller                52          1999        Senior Vice President and Corporate Secretary

         Thomas J. Edelman, Chairman and Chairman of the Board of Directors, joined the Company in 1988. From 1981 to 1997, Mr. Edelman served as a director and President of Snyder Oil Corporation ("SOCO"), a publicly traded independent oil and gas company. In 1996, Mr. Edelman became Chairman and Chief Executive Officer of Patina Oil & Gas Corporation. Prior to 1981, Mr. Edelman was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman serves as a director of Star Gas Partners, L.P., a publicly-traded master limited partnership, which distributes fuel oil and propane.

         John H. Pinkerton, President and a Director, became a director in 1988. He joined the Company and was appointed President in 1990. Previously, Mr. Pinkerton was Senior Vice President-Acquisitions of SOCO. Prior to joining SOCO in 1980, Mr. Pinkerton was with Arthur Andersen & Co. Mr. Pinkerton received his Bachelor of Arts Degree in Business Administration from Texas Christian University and his Master of Arts Degree in Business Administration from the University of Texas. Mr. Pinkerton is a director of Venus Exploration, Inc., a publicly traded exploration and production company in which Range owned approximately a 18% interest at December 31, 2001.

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

         Allen Finkelson became a Director in 1994. Mr. Finkelson has been a partner at Cravath, Swaine & Moore since 1977, with the exception of the period 1983 through 1985, when he was a managing director of Lehman Brothers Kuhn Loeb Incorporated. Mr. Finkelson joined Cravath, Swaine & Moore in 1971. Mr. Finkelson a Bachelor of Arts Degree from St. Lawrence University and a Doctor of Laws Degree from Columbia University School of Law.

         V. Richard Eales became a Director in 2001. Mr. Eales has over 35 years of experience in the energy, high technology and financial industries. He is currently a financial consultant serving energy and information technology businesses. Mr. Eales was employed by Union Pacific Resources Group Inc. from 1991 to 1999 serving as Executive Vice President from 1995 through 1999. Prior to 1991, Mr. Eales served in various financial capacities with Butcher & Singer and Janney Montgomery Scott, investment banking firms, as CFO of Novell, Inc., a technology company, and in the treasury department of Mobil Oil Corporation. Mr. Eales received his Bachelor of Chemical Engineering from Cornell University and his Masters in Business Administration from Stanford University.

         Alexander P. Lynch became a Director in 2000. Mr. Lynch currently serves as Managing Director of J.P. Morgan, a subsidiary of J.P. MorganChase & Co., and Director of Patina Oil and Gas Corporation. Until its merger into J.P. MorganChase, Mr. Lynch was a General Partner of The Beacon Group. Previously, he was Co-President and Chief Executive Officer of The Bridgeford Group, a financial advisory firm that was acquired by Beacon in 1997. Prior to 1991, Mr. Lynch served as a Managing Director with Lehman Brothers, a division of Shearson Lehman Brothers, Inc. Mr. Lynch received a Bachelor of Arts degree from the University of Pennsylvania and a Master's Degree from the Wharton School of Business at the University of Pennsylvania.

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

         Eddie M. LeBlanc III, Senior Vice President and Chief Financial Officer, joined the Company in 2000. Previously Mr. LeBlanc was a founder of Interstate Natural Gas Company, which merged into Coho Energy in 1994. At Coho Energy Mr. LeBlanc served as Senior Vice President and Chief Financial Officer. Mr. LeBlanc's twenty-six years of experience include assignments in the oil and gas subsidiaries of Celeron Corporation and Goodyear Tire and Rubber. Prior to his industry experience, Mr. LeBlanc was with a national accounting firm, he is a certified public accountant, a chartered financial analyst, and received a Bachelor of Science degree from University of Southwestern Louisiana.

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

         Rodney L. Waller, Senior Vice President and Corporate Secretary, joined the Company in 1999. Previously, Mr. Waller had been with Snyder Oil Corporation, now part of Devon Energy Corporation, since 1977, where he served as a senior vice president. Before joining Snyder, Mr. Waller was employed by Arthur Andersen. Mr. Waller received a Bachelor of Arts degree from Harding University.

     The Board has established five committees to assist it in the discharge of its responsibilities.

         Audit Committee. The Audit Committee reviews the professional services provided by independent public accountants and the independence of such accountants from management. This Committee also reviews the scope of the audit coverage, the annual financial statements and such other matters with respect to the accounting, auditing and financial reporting practices and procedures as it may find appropriate or as have been brought to its attention. Messrs. Aikman, Dub, Eales and Lynch are the members of the Audit Committee.

         Compensation Committee. The Compensation Committee reviews and approves officers' salaries and administers the bonus, incentive compensation and stock option plans. The Committee advises and consults with management regarding benefits and significant compensation policies and practices. This Committee also considers nominations of candidates for officer positions. The members of the Compensation Committee are Messrs. Aikman, Finkelson, Lynch and McCormick.

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

         Nominating Committee. The Nominating Committee develops and reviews background information for candidates for the Board of Directors and makes recommendations to the Board regarding such candidates. The members of the Nominating Committee are Messrs. Aikman, Finkelson, Lynch and McCormick.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

         Information with respect to officers' compensation is incorporated herein by reference to the Company's 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's 2002 Proxy Statement.

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

Dated: March 5, 2002
                                           RANGE RESOURCES CORPORATION



                                           By: /s/ John H. Pinkerton
                                               ---------------------------------
                                               John H. Pinkerton
                                               President

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/ Thomas J. Edelman                     Thomas J. Edelman,      March 5, 2002
--------------------------------------
Chairman and Chairman of the Board


/s/ John H. Pinkerton                     John H. Pinkerton,      March 5, 2002
--------------------------------------
President and Director


/s/ Eddie M. LeBlanc III                  Eddie M. LeBlanc III,   March 5, 2002
--------------------------------------
Chief Financial and Accounting Officer


/s/ Robert E. Aikman                      Robert E. Aikman,       March 5, 2002
--------------------------------------
Director


/s/ Anthony V. Dub                        Anthony V. Dub,         March 5, 2002
--------------------------------------
Director


/s/ V. Richard Eales                      V. Richard Eales,       March 5, 2002
--------------------------------------
Director


/s/ Allen Finkelson                       Allen Finkelson,        March 5, 2002
--------------------------------------
Director


/s/ Alexander P. Lynch                    Alexander P. Lynch,     March 5, 2002
--------------------------------------
Director


/s/ James E. McCormick                    James E. McCormick,     March 5, 2002
--------------------------------------
Director

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

Merger. The acquisition via merger of Domain Energy Corporation by Lomak Petroleum, Inc. in August 1998. Simultaneously, Lomak's name was changed to Range Resources Corporation.

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

                           RANGE RESOURCES CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                (ITEM 14[A],[D])


                                                                                                         Page
                                                                                                        Number
                                                                                                        ------

Report of Independent Public Accountants                                                                  43
Consolidated balance sheets at December 31, 2000 and 2001                                                 44
Consolidated statements of income for the years ended December 31, 1999, 2000 and 2001                    45
Consolidated statements of cash flows for the years ended December 31, 1999, 2000 and 2001                46
Consolidated statements of stockholders' equity for the years ended December 31, 1999, 2000 and 2001      47
Notes to consolidated financial statements                                                                48

Exhibits

         All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or footnotes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
RANGE RESOURCES CORPORATION

         We have audited the accompanying consolidated balance sheets of Range Resources Corporation (a Delaware corporation) as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Range Resources Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Range Resources Corporation as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivatives.




                                                   ARTHUR ANDERSEN LLP

Dallas, Texas
March 1, 2002

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      2000            2001
                                                                  ------------    ------------

                             ASSETS
Current assets
     Cash and equivalents                                         $      2,485    $      3,253
     Accounts receivable                                                33,221          27,495
     IPF receivables (Note 4)                                           20,800           7,000
     Unrealized hedging gain (Note 7)                                       --          36,768
     Inventory and other                                                 5,580           4,084
                                                                  ------------    ------------
                                                                        62,086          78,600
                                                                  ------------    ------------

IPF receivables, net (Note 4)                                           28,128          34,402
Unrealized hedging gain (Note 7)                                            --          12,701
Oil and gas properties, successful efforts method (Note 16)          1,014,939       1,057,881
    Accumulated depletion                                             (443,097)       (512,786)
                                                                  ------------    ------------
                                                                       571,842         545,095
                                                                  ------------    ------------

Transportation and field assets (Note 2)                                33,593          31,288
    Accumulated depreciation                                           (12,339)        (13,576)
                                                                  ------------    ------------
                                                                        21,254          17,712
                                                                  ------------    ------------

Other (Note 2)                                                           5,855           3,055
                                                                  ------------    ------------
                                                                  $    689,165    $    691,565
                                                                  ============    ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                             $     26,744    $     26,944
     Accrued liabilities                                                11,341           9,947
     Accrued interest                                                    7,774           7,105
                                                                  ------------    ------------
                                                                        45,859          43,996
                                                                  ------------    ------------

Senior debt (Note 6)                                                    89,900          95,000
Non-recourse debt (Note 6)                                             113,009          98,801
Subordinated notes (Note 6)                                            162,550         108,690

Trust preferred (Note 6)                                                92,640          89,740

Commitments and contingencies (Note 8)
Deferred taxes (Note 12)                                                    --           9,651

Stockholders' equity (Notes 9 and 10)
     Preferred stock, $1 par, 10,000,000 shares authorized,
        $2.03 convertible preferred, 219,935 and -0- issued
        and outstanding, respectively (liquidation preference
        $5,498,375 and $-0-, respectively)                                 220              --
     Common stock, $.01 par, 100,000,000 shares authorized,
        49,187,682 and 52,643,275 issued and outstanding,
        respectively                                                       492             526
     Capital in excess of par value                                    363,625         376,357
     Retained earnings (deficit)                                      (178,223)       (169,237)
     Other comprehensive income (loss) (Note 2)                           (907)         38,041
                                                                  ------------    ------------
                                                                       185,207         245,687
                                                                  ------------    ------------
                                                                  $    689,165    $    691,565
                                                                  ============    ============


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              1999            2000             2001
                                                          ------------    ------------    ------------

Revenues
   Oil and gas sales                                      $    145,492    $    173,082    $    209,537
   Transportation and processing                                 7,770           5,306           3,435
   IPF                                                           7,872          10,033           6,525
   Interest and other                                              420            (702)            490
   Gain on formation of Great Lakes (Note 18)                   39,810              --              --
                                                          ------------    ------------    ------------
                                                               201,364         187,719         219,987
                                                          ------------    ------------    ------------

Expenses
   Direct operating                                             43,074          38,525          44,504
   IPF                                                           5,825           4,865           3,640
   Exploration                                                   2,409           3,187           5,879
   General and administrative                                    8,028          10,323          13,511
   Interest                                                     47,085          39,953          30,689
   Depletion, depreciation and amortization                     76,447          72,242          77,825
   Provision for impairment (Note 2)                            27,118              --          38,945
                                                          ------------    ------------    ------------
                                                               209,986         169,095         214,993
                                                          ------------    ------------    ------------

Pretax income (loss)                                            (8,622)         18,624           4,994

Income taxes (Note 12)
   Current                                                       1,601          (1,574)            (51)
   Deferred                                                         --              --              --
                                                          ------------    ------------    ------------
                                                                 1,601          (1,574)            (51)
                                                          ------------    ------------    ------------

Income (loss) before extraordinary item                        (10,223)         20,198           5,045

Extraordinary item
   Gain on retirement of securities, net (Note 19)               2,430          17,763           3,951
                                                          ------------    ------------    ------------

Net income (loss)                                         $     (7,793)   $     37,961    $      8,996
                                                          ============    ============    ============

Comprehensive income (loss) (Note 2)                      $     (8,566)   $     37,061    $     47,944
                                                          ============    ============    ============

Earnings (loss) per share basic and diluted (Note 14)
   Before extraordinary item                              $      (0.34)   $       0.57    $       0.11
                                                          ============    ============    ============
   After extraordinary item                               $      (0.27)   $       0.99    $       0.19
                                                          ============    ============    ============


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1999             2000           2001
                                                               ------------    ------------    ------------
CASH FLOW FROM OPERATIONS:
  Net income (loss)                                            $     (7,793)   $     37,961    $      8,996
  Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depletion, depreciation and amortization                     76,447          72,242          77,825
        Write-down of marketable securities                              --              --           1,715
        Unrealized hedging gains reclassification                        --              --          (2,351)
        Provision for impairment                                     27,118              --          38,945
        Allowance for bad debts                                          --              --           1,352
        Allowance for IPF receivables                                 3,962          (1,299)            122
        Amortization of deferred offering costs                       1,333           2,020           1,961
        Gain on retirement of securities                             (2,430)        (17,978)         (4,004)
       (Gain) loss on sale of assets                                (39,280)          1,116            (689)
        Changes in working capital:
             Accounts receivable                                      8,738         (11,601)          3,971
             Marketable securities                                      (35)             --              --
              Inventory and other                                    (1,958)           (334)            151
             Accounts payable                                        (7,560)         (3,674)          1,367
             Accrued liabilities                                     (8,355)         (4,345)            948
                                                               ------------    ------------    ------------
                   Net cash provided by operations                   50,187          74,108         130,309
                                                               ------------    ------------    ------------

CASH FLOW FROM INVESTING:
    Investment in Great Lakes                                        98,715              --              --
    Oil and gas properties                                          (25,093)        (46,763)        (87,745)
    Field service assets                                               (656)         (2,263)         (2,331)
    IPF investments                                                  (5,362)         (6,985)        (11,629)
    IPF repayments                                                   13,160          24,764          19,034
    Proceeds from sales of assets                                    17,476          25,944           3,771
                                                               ------------    ------------    ------------
                  Net cash (used in) provided by investing           98,240          (5,303)        (78,900)
                                                               ------------    ------------    ------------

CASH FLOW FROM FINANCING:
    Repayments of indebtedness                                     (145,129)        (79,611)        (52,046)
    Preferred dividends                                              (2,334)         (1,444)            (10)
    Common dividends                                                 (1,107)             --              --
    Issuance of common stock                                          2,152           1,798           1,488
    Repurchase of common stock                                          (26)             --              --
    Repurchase of preferred stock                                        --              --             (73)
                                                               ------------    ------------    ------------
                  Net cash used in financing                       (146,444)        (79,257)        (50,641)
                                                               ------------    ------------    ------------

Change in cash                                                        1,983         (10,452)            768
Cash and equivalents, beginning of year                              10,954          12,937           2,485
                                                               ------------    ------------    ------------
Cash and equivalents, end of year                              $     12,937    $      2,485    $      3,253
                                                               ============    ============    ============

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                            PREFERRED STOCK          COMMON STOCK
                                         --------------------    ---------------------   CAPITAL IN     RETAINED         OTHER
                                                        PAR                     PAR       EXCESS OF     EARNINGS     COMPREHENSIVE
                                          SHARES       VALUE      SHARES       VALUE      PAR VALUE     (DEFICIT)    INCOME (LOSS)
                                         --------    --------    --------   ----------   ----------    ----------    -------------

BALANCE, DECEMBER 31, 1998                  1,150    $  1,150      35,933   $      359   $  334,817    $ (203,396)   $      292

  Preferred dividends                          --          --          --           --           --        (2,334)           --
  Common dividends                             --          --          --           --           --        (1,107)           --
  Issuance of common                           --          --       1,270           13        2,113            --            --
  Conversion of securities                     --          --         699            7        3,349            --            --
  Unrealized gain (loss) on investments        --          --          --           --           --            --          (299)

  Net loss                                     --          --          --           --           --        (7,793)           --
                                         --------    --------    --------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 1999                  1,150       1,150      37,902          379      340,279      (214,630)           (7)

   Preferred dividends                         --          --          --           --           --        (1,554)           --
   Issuance of common                          --          --         974           10        2,713            --            --
   Conversion of securities                  (930)       (930)     10,312          103       20,633            --            --
   Unrealized gain (loss) on
      investments                              --          --          --           --           --            --          (900)
   Net income                                  --          --          --           --           --        37,961            --
                                         --------    --------    --------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 2000                    220         220      49,188          492      363,625      (178,223)         (907)
                                         --------    --------    --------   ----------   ----------    ----------    ----------

   Preferred dividends                         --          --          --           --           --           (10)           --
   Issuance of common                          --          --         858            8        3,261            --            --
   Conversion of securities                  (220)       (220)      2,597           26        9,471            --            --
   Unrealized gain (loss)
      on investments                           --          --          --           --           --            --        38,948
   Net income                                  --          --          --           --           --         8,996            --
                                         --------    --------    --------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 2001                     --    $     --      52,643   $      526   $  376,357    $ (169,237)   $   38,041
                                         ========    ========    ========   ==========   ==========    ==========    ==========



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF BUSINESS

         Range Resources Corporation ("Range") is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company also provides financing to smaller oil and gas producers through a wholly-owned subsidiary, Independent Producer Finance ("IPF"). The Company seeks to increase its reserves and production primarily through development drilling and acquisitions. In 1999, Range and FirstEnergy Corp. ("FirstEnergy") contributed their Appalachian oil and gas properties to an equally owned joint venture, Great Lakes Energy Partners L.L.C. ("Great Lakes").

         After ten years of rapid growth and uninterrupted profitability, Range concluded a series of disastrous acquisitions in 1997 and 1998. Due to the poor performance of the acquired properties, the Company was forced to retrench. Staff was sharply reduced, capital expenditures cut, assets sold, and a program of exchanging common stock for fixed income securities initiated. Since year-end 1998, parent company bank debt has been reduced 74% to $95.0 million. Total debt, including Trust Preferred, has been reduced 46% to $392.2 million. As a result, the Company's financial position has stabilized. The Company expects to continue to retire debt with internal cash flow and may exchange additional common stock or other equity-linked securities for indebtedness. Stockholders could be materially diluted if a substantial amount of the fixed income securities are exchanged for stock. The extent of dilution will depend on a number of factors, including the number of shares issued, the price at which stock is issued or newly issued securities are convertible into common stock and the price at which fixed income securities are reacquired. While such exchanges reduce existing stockholders' proportionate ownership, management believes such exchanges enhance the Company's financial flexibility and should increase the market value of its common stock.

         With its financial strength largely restored, the Company has refocused on increasing production and reserves. As part of this effort, the Company's exploration and production effort was placed under the control of a newly hired Executive Vice President in early 2001. Due to reserve revisions and asset sales, reserves and production fell in 1999 and 2000. In 2001, there was a slight increase in production and reserves decreased as the Company's capital program did not replace production. In 2002, the Company has announced a capital budget of $100.0 million. Due to the current low product price environment, the Company will monitor its capital expenditure program carefully and may elect not to spend the entire amount.

         The Company currently believes it has sufficient liquidity and cash flow to meet its obligations. However, a material drop in oil and gas prices or a reduction in production and reserves would reduce its ability to fund capital expenditures, reduce debt and meet its financial obligations. In addition, the Company's high depletion, depreciation and amortization rate may make it difficult to remain profitable if oil and gas prices decline further. The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire reserves on an attractive basis, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide an attractive return and the highly competitive nature of the industry. The Company's ability to expand its reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, borrowings or the issuance of debt or equity securities.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of Great Lakes. Liquid investments with maturities of ninety days or less are considered cash equivalents. The Company has no other assets or liabilities other than those reported in the consolidated financial statements.

REVENUE RECOGNITION

         The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized as received. Although receivables are concentrated in the oil and gas industry, the Company does not view this as an unusual credit risk. The Company had allowances for doubtful accounts relating to its exploration and production business of $1.7 million and $2.2 million at December 31, 2000 and 2001, respectively. At the same dates, IPF had valuation allowances of $15.3 million and $17.3 million, respectively. A further decrease in oil prices could cause an increase in IPF's valuation allowances and a corresponding decrease in income.

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments." Pursuant to SFAS 115, the Company's holdings of equity securities qualify as available-for-sale and are recorded at fair value. Unrealized gains and losses are reflected in Stockholders' equity as a component of Other comprehensive income. A decline in the market value of a security below cost deemed other than temporary is charged to earnings. Realized gains and losses are reflected in income. In 1998, certain securities classified as available for sale were written down by $10.3 million to their estimated realizable value, because in the opinion of management, the decline in market value was considered to be other than temporary. During 2001, the Company determined that the decline in the market value of an equity security it holds was other than temporary and losses of $1.7 million were recorded as reductions to Interest and other revenues.

GREAT LAKES

         The Company contributed its Appalachian assets to Great Lakes in 1999, retaining a 50% interest in the venture. Great Lakes' proved reserves, 86% of which are natural gas, were 423.1 Bcfe at December 31, 2001. In addition, the joint venture owns 4,600 miles of gas gathering and transportation lines and a leasehold position of approximately 1,064,144 gross (496,981 net) acres. Great Lakes has over 1,400 proved drilling locations within its existing fields. At year-end, Great Lakes has a reserve life index of 17 years.

INDEPENDENT PRODUCER FINANCE

         IPF acquires dollar denominated royalties in oil and gas properties from smaller producers. These royalties are accounted for as receivables because the investment is recovered from an agreed-upon share of revenues until a specified rate of return is received. The portion of payments received relating to the return is recognized as income; remaining receipts are considered a return of capital and reduce receivables. Receivables classified as current represent the return of capital expected to be received within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts are established. At December 31, 2001, the valuation allowance totaled $17.3 million. On certain receivables, income is recorded at rates of return below those specified due to an assessment of risk. Due to favorable oil and gas prices during the last nine months of 2000 and the first six months of 2001, certain of these receivables began to generate all or a greater than anticipated percentage of contract returns. As a result, $1.8 million of increases in receivables were recorded as additional income in the first nine months of 2001. However, because of lower prices, IPF increased its reserve allowance by $2.0 million in the fourth quarter of 2001. During 2000 and 2001, IPF expenses were comprised of $1.5 million and $1.8 million of general and administrative costs and $3.4 million and $1.8 million of interest, respectively. IPF recorded valuation allowances of $603,000 against its revenues in early 2000. However, because of higher product prices and the resultant increase in cash receipts, IPF reversed $1.9 million of previously reserved amounts over the remaining quarters of 2000. The valuation allowance at December 31, 2000 and 2001 was $15.3 million and $17.3 million, respectively.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Costs resulting in discoveries and development costs are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. The depletion, depreciation and amortization ("DD&A") rates were $1.04, $1.30 and $1.40 per mcfe in 1999, 2000 and 2001, respectively. Unproved properties had a net book value of $61.8 million, $49.5 million and $25.7 million at December 31, 1999, 2000 and 2001, respectively.

         The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

         Acreage is assessed periodically to determine whether there has been a decline in value. If such decline is indicated, a loss is recognized. The Company compares the carrying value of its acreage to their estimated fair value, using information such as an assessment of value that could be recovered from sale, farm-out or exploitation, a geological assessment of the acreage, other acreage purchases in the area, timing of the associated drilling program or the property's unique nature. During 1999 and 2001, the Company recorded $6.1 million and $5.1 million, respectively, for impairment of acreage. The amount of impairment was calculated by determining fair value at year-end using management's best estimate of the value of these properties.

         The following acreage was impaired for the reasons indicated (in thousands):

Year Ended                                                                              Impairment
December 31,    Property                Reason for Impairment                             Amount
------------    --------------------    -----------------------------------------     --------------

   1999         Offshore Other          Reserve revisions and lower oil and
                                           gas prices                                 $        6,100
                                                                                      ==============

   2001         Matagorda Island 519    Probability of drilling reduced based on
                                           current assessment of risk and cost/
                                           cost overruns and delays                   $       1,704
                West Delta 30           Probability of drilling reduced based on
                                           current assessment of risk and cost                  688
                East/West Cameron       Condemned portion of leasehold through
                                           drilling or geologic assessment                      708
                Offshore Other          Probability of drilling reduced based on
                                           current assessment of risk and cost                1,216
                East Texas              Condemned portion of leasehold through
                                           drilling                                             825
                                                                                      --------------
                               Total                                                  $        5,141
                                                                                      ==============

         Impairment on proved properties is generally based on the difference between the carrying amount of the assets and the present value of the estimated future cash flows from proved reserves discounted at 10%. Impairment is recognized only if the carrying amount of a property is greater than its expected undiscounted future cash flows. For West Delta 30, the proved, probable and possible reserves were combined for impairment evaluation. (See Management's Discussion and Analysis - Results of Operations).

         Following are the proved property values impaired during 2001 due to the analysis of estimated future cash flows (in thousands):

                                                                                     Impairment
Property                Reason for Impairment                                          Amount
--------------------    --------------------------------------------------------    ------------

Matagorda Island 519    Decline in gas price/cost overruns and delays               $      6,418
Mobile Bay 864          Decline in gas price                                               1,088
East/West Cameron       Decline in gas price/Company increased its assessment of           9,657
                        risk associated with non producing reserves
Offshore Other          Decline in gas price/Company increased its assessment of           6,796
                        risk associated with non producing reserves
Gulf Coast Onshore      Decline in gas price                                               5,903
West Delta 30           Decline in gas price/delay in developing gas reserves              3,942
                                                                                    ------------
              Total                                                                 $     33,804
                                                                                    ============

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company's gas gathering systems are located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company sold its only remaining gas processing facility in June 2000. In connection with the sale of the gas processing plant, an impairment loss of $21.0 million was recorded in 1999. See Note 5.

         The Company receives fees for providing certain field services which are recognized as earned. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives ranging from three to seven years. Buildings are depreciated over ten years.

SECURITY ISSUANCE COSTS

         Expenses associated with the issuance of debt are capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed. At December 31, 2001, such capitalized costs totaled $3.0 million.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than gas produced. At December 31, 2000 and December 31, 2001, gas imbalance liabilities of $318,000 and $114,000 were included in Accrued liabilities, respectively.

COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income," defined as changes in Stockholders' equity from nonowner sources. The following is a calculation of comprehensive income for each of the three years ended December 31, 2001 (in thousands).

                                                 Year Ended December 31,
                                           --------------------------------
                                             1999        2000        2001
                                           --------    --------    --------

Net income (loss)                          $ (7,793)   $ 37,961    $  8,996
   Add: Change in unrealized gain/(loss)
       Gross                                   (299)       (900)     47,566
       Tax effect                                --          --      (9,290)
       Enron (net of taxes)*                     --          --         672
    Less:  Realized gain/(loss)
       Gross                                   (474)         --          --
       Tax effect                                --          --          --
                                           --------    --------    --------
    Comprehensive income (loss)            $ (8,566)   $ 37,061    $ 47,944
                                           ========    ========    ========

         * Includes $1,000 gain related to amounts due from Enron. On adopting SFAS 133 on January 1, 2001, the Company recorded $72.1 million of unrealized pre-tax hedging loss on its balance sheet and an offsetting deficit in Comprehensive income.


USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues and expenses as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates which may significantly impact the Company's financial statements include reserve estimates, analysis of impairment of oil and gas properties, reserve requirement for IPF receivables and fair value estimates of derivatives.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes a new accounting model for the recognition and measurement of retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this Statement on either its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS No. 144, and the guidance will be applied on a prospective basis. The Company adopted the Statement effective January 1, 2002.

         Beginning in 2001, SFAS No. 133, "Accounting for Derivatives," required that derivatives be recorded on the balance sheet as assets or liabilities at fair value. Changes in the fair value of all derivatives are recognized immediately in earnings unless the derivative qualifies as a hedge of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of any changes in fair value is recognized in a component of stockholders' equity called OCI and then reclassified to earnings when the underlying anticipated transaction is consummated. Any ineffective portion of such hedges is recognized in earnings as it occurs. On adopting SFAS No. 133 on January 1, 2001, the Company recorded $72.1 million of unrealized pre-tax hedging loss on its balance sheet and an offsetting deficit in OCI. Due to the decline in oil and gas prices since January 1, 2001, this loss had become a net $52.1 million unrealized pre-tax gain by December 31, 2001. SFAS No. 133 tends to increase earnings volatility in independent oil companies.

         The Company had hedge agreements with Enron North America Corp. ("Enron") for 22,700 Mmbtu per day, at $3.20 per Mmbtu for the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on its accountants guidance, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in 2001 income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire as of March 2002. While an allowance for bad debts for the entire estimated fair value of these hedge contracts with Enron has been recorded, the Company is aware of some market offers for purchasing these contracts at percentages much less than par.

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

         Interest and other revenues in the Consolidated Statements of Income was increased for ineffective hedging gains of $2.3 million in the twelve months ended December 31, 2001. Unrealized hedging gains (excluding Enron), including interest rate swaps, of $49.5 million and OCI of $37.0 million, net of taxes, were recorded on the balance sheet at December 31, 2001. See Note 7.

RECLASSIFICATIONS

         Certain reclassifications have been made to the presentation of prior periods to conform with current classifications.

(3) ACQUISITIONS

         All acquisitions have been accounted for as purchases. Purchase prices were allocated to acquired assets based on their estimated fair value at acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various other properties for consideration of $846,000, $4.7 million and $9.5 million during the years ended December 31, 1999, 2000 and 2001, respectively.

(4) IPF RECEIVABLES

         At December 31, 2000 and 2001, IPF had net receivables of $48.9 million and $41.4 million, respectively. The receivables represent overriding royalty interests payable from an agreed-upon share of revenues until a specified return is achieved. The royalties constitute property interests that serve as security for the receivables. On certain IPF receivables, income has been recorded at rates below those specified in the contract based on assessment of risk. Due to favorable oil and gas prices during the last nine months of 2000 and the first half of 2001, some of these receivables began to generate a greater proportion of their contractual return. In the first nine months of 2001, the book value of the affected receivables was increased and approximately $1.8 million was recorded as additional income. However, because of lower prices, IPF increased its reserve allowance by $2.0 million in the fourth quarter of 2001. The Company estimates that $7.0 million of receivables at December 31, 2001 will be repaid in the next twelve months and has classified them as current. IPF receivables reflected valuation allowances of $15.3 million and $17.3 million at December 31, 2000 and 2001, respectively. A further decline in the price of oil could cause an increase in IPF's valuation allowances and a corresponding decrease in income.

(5) DISPOSITIONS

         In June 2000, the Company sold a gas plant for $19.7 million and recorded a $716,000 loss.

         The following table presents unaudited pro forma operating results as if the sale of the gas plant had occurred on January 1, 2000 (in thousands, except per share data).

                                                   Pro Forma
                                                  Year Ended
                                                 December 31,
                                                     2000
                                                --------------

Revenues                                        $      185,574
Net income                                              38,262
Earnings per share - basic and diluted                    1.00
Total assets                                           686,518
Stockholders' equity                                   182,326


         The pro forma results have been prepared for comparative purposes only. They do not purport to present actual results that would have been achieved or to be indicative of future results.

(6) INDEBTEDNESS

         The Company had the following debt and Trust preferred outstanding as of the dates shown. Interest rates, excluding the impact of interest rate swaps, at December 31, 2001 are shown parenthetically (in thousands):

                                                          December 31,
                                                      -------------------
                                                        2000       2001
                                                      --------   --------

SENIOR DEBT
    Credit Facility (3.9%)                            $ 89,900   $ 95,000

NON-RECOURSE DEBT
    Great Lakes credit facility (3.9%)                  84,509     75,001
    IPF credit facility (4.4%)                          28,500     23,800
                                                      --------   --------

                                                       113,009     98,801
                                                      --------   --------

SUBORDINATED DEBT
    8.75% Senior Subordinated Notes due 2007           125,000     79,115
    6% Convertible Subordinated Debentures due 2007     37,550     29,575
                                                      --------   --------

                                                       162,550    108,690
                                                      --------   --------

TOTAL DEBT                                             365,459    302,491
                                                      ========   ========

TRUST PREFERRED                                         92,640     89,740
                                                      ========   ========

TOTAL                                                 $458,099   $392,231
                                                      ========   ========


         Subsequent to December 31, 2001, the Company exchanged an additional $0.9 million face amount of the 8.75% Notes. Interest paid in cash during the years ended December 31, 2000 and 2001 totaled $42.2 million and $31.2 million, respectively. The Company does not capitalize interest expense.

SENIOR DEBT

         The Company maintains a $225 million secured revolving bank facility (the "Parent Facility"). The Parent Facility provides for a borrowing base which is subject to semi-annual redeterminations in April and October. On March 1, 2002, the borrowing base on the Parent Facility was $120.0 million of which $16.5 million was available. Redeterminations are based on a variety of factors, including banks' projection of future cash flows. Redeterminations require approval by 75% of the lenders, redeterminations which result in an increase require 100% approval. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in February 2003. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.25% to 0.50%. The interest rate on the Parent Facility is LIBOR plus 1.50% to 2.25%, depending on outstandings. At December 31, 2001, the commitment fee was 0.50% and the interest rate margin was 0.75%. The weighted average interest rates on the Parent Facility was 8.8% and 6.4% for the years ended December 31, 2000 and 2001, respectively. As of March 1, 2002, the interest rate was 3.3%.

NON-RECOURSE DEBT

         The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base, which is subject to semi-annual redeterminations in April and October. On March 1, 2002, the borrowing base was $200.0 million of which $54.0 million was available. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in September 2003. The interest rate on the facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid quarterly on the undrawn balance at an annual rate of 0.25% to 0.50%. At December 31, 2001, the commitment fee was 0.50% and the interest rate margin was 0.625%. The weighted average interest rates on these borrowings, excluding interest rate hedges, were 8.5% and 6.4% for the years ended December 31, 2000 and 2001, respectively. After hedging, the rate was 8.6% and 7.6% for the twelve months ended December 30, 2000 and 2001, respectively. At March 1, 2002, the interest rate was 3.6%, excluding interest rate hedges and 6.5% including interest rate hedges.

         IPF has a $100.0 million secured revolving credit facility (the "IPF Facility"). The IPF Facility is non-recourse to Range and matures in January 2004. The borrowing base under the IPF Facility is subject to semi-annual redeterminations in April and October. On March 1, 2002, the borrowing base on the IPF Facility was $35.0 million of which $11.7 million was available. The IPF Facility bears interest at LIBOR plus 1.75% to 2.25% depending on outstandings. Interest expense in the IPF Facility is included in IPF expenses in the Consolidated Statements of Income and amounted to $3.4 million and $1.8 million for the years ended December 31, 2000 and 2001, respectively. A commitment fee is paid quarterly on the undrawn balance at a rate of 0.375% to 0.50%. The weighted average interest rate on these borrowings was 8.5% and 6.4% for the years ended December 31, 2000 and 2001, respectively. As of March 1, 2002, the interest rate was 4.3%.

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") become redeemable beginning on January 15, 2002, in whole or in part, at 104.375% of principal, declining 1.46% each January 15 to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to all senior debt (as defined). The 8.75% Notes are guaranteed on a senior subordinated basis by the Company's subsidiaries. Interest is payable semi-annually in January and July. During the twelve months ended December 31, 2001, the Company repurchased $42.5 million face amount of the 8.75% Notes at a discount. The Company also exchanged $3.4 million of the 8.75% Notes for common stock. Exchanges are not reflected on the cash flow statement. The cash flow reflects a $41.2 million Repayment of debt relating to these repurchases. The gain on these repurchases is included as a Gain on retirement of securities on the Consolidated Statements of Income. The repurchased notes are held in treasury and may be reissued. Subsequent to December 31, 2001, the Company exchanged for common stock an additional $0.9 million face amount of the 8.75% Notes. As of March 1, 2002, $78.2 million of the 8.75% Notes remained outstanding.

         The 6% Convertible Subordinated Debentures Due 2007 (the "6% Debentures") are convertible into common stock at the option of the holder at any time at a price of $19.25 per share. Interest is payable semi-annually in February and August. The 6% Debentures mature in 2007 and are currently redeemable at 103.5% of principal, declining 0.5% each February through 2007. The 6% Debentures are unsecured general obligations subordinated to all senior indebtedness (as defined), including the 8.75% Notes. During 2000 and 2001, $13.8 million and $5.7 million of 6% Debentures were retired at a discount in exchange for 2.5 million and 0.7 million shares of common stock, respectively. In addition, $2.3 million were repurchased in 2001. Exchanges are not reflected on the cash flow statement. Extraordinary gains of $4.3 million and $1.9 million were recorded in 2000 and 2001, respectively. As of March 1, 2002, $29.6 million of the 6% Debentures remained outstanding.

TRUST PREFERRED

         In 1997, a special purpose affiliate, (the "Trust") issued $120 million of 5 3/4% Trust Convertible Preferred Securities (the "Trust Preferred"), represented by 2,400,000 shares of Trust Preferred priced at $50 a share. The Trust Preferred is convertible into common stock at a price of $23.50 per share. The Trust invested the proceeds in 5 3/4% convertible junior subordinated debentures issued by the Company (the "Junior Debentures"), its sole asset. The Junior Debentures and the Trust Preferred mature in November 2027. At December 31, 2001, the Junior Debentures and the related Trust Preferred are redeemable in whole or in part at 103.450% of principal declining 0.58% each November to par in 2007.

         The Company guarantees payments on the Trust Preferred only to the extent the Trust has funds available. Such guarantee, taken together with other obligations provides a full subordinated guarantee of the Trust Preferred. The Company has the right, at its sole discretion, to suspend payment of all distributions on the Trust Preferred for five years without triggering a default. The accounts of the Trust are included in Range's consolidated financial statements after eliminations. Distributions recorded as interest expense are deductible for tax purposes, and are subject to limitations in the Parent Facility as described below. In the twelve months ended December 31, 2001, $2.9 million of Trust Preferred was reacquired at a discount in exchange for 291,000 shares of common stock. In addition, $50,000 of Trust Preferred were repurchased. An extraordinary gain of $1.2 million was recorded in 2001. The exchange transactions are not reflected on the cash flow statement because no cash was involved. As of March 1, 2002, $89.7 million of the Trust Preferred remained outstanding.

         The debt agreements contain various covenants relating to net worth, working capital maintenance, restrictions on dividends and financial ratio. If certain ratio requirements are not met, payments of interest on the Trust Preferred would be restricted. The Parent Facility prohibits the payment of dividends on common stock. The Company was in compliance with all such covenants at December 31, 2001. Under the most restrictive covenant, $3.0 million of dividends or other restricted payments could be paid at December 31, 2001. Under the Parent Facility, common dividends are prohibited and dividends may not be paid on the Trust Preferred unless certain ratio requirements are met.

(7) FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and commodity and interest rate hedges. The book value of cash and equivalents and accounts receivable and payable are considered to be representative of fair value because of their short maturity. The book values of borrowings under the Parent Facility, the Great Lakes Facility, and IPF Facility are believed to approximate fair value because of their floating rate structure.

         A portion of the Company's future oil and gas sales is periodically hedged through the use of option or swap contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to oil and gas revenue. At times, the Company seeks to manage interest rate risk on its credit facilities through the use of swaps. Gains and losses on these swaps are included as an adjustment to interest expense in the relevant periods.

The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                         December 31, 2000           December 31, 2001
                                     ------------------------    ------------------------
                                        Book          Fair          Book          Fair
                                        Value         Value         Value         Value
                                     ----------    ----------    ----------    ----------
Assets
   Cash and equivalents              $    2,485    $    2,485    $    3,253    $    3,253
   Marketable securities                  2,028         2,028         1,220         1,220
   Commodity swaps*                          --            --        52,100        52,100
                                     ----------    ----------    ----------    ----------
         Total                            4,513         4,513        56,573        56,573
                                     ----------    ----------    ----------    ----------

Liabilities
   Commodity swaps                           --       (72,090)           --            --
   Interest rate swaps                       --          (879)       (2,631)       (2,631)
   Long-term debt                      (365,459)     (348,257)     (302,491)     (292,028)
   Trust Preferred                      (92,640)      (53,268)      (89,740)      (50,254)
                                     ----------    ----------    ----------    ----------
         Total                         (458,099)     (474,494)     (394,862)     (344,913)
                                     ----------    ----------    ----------    ----------

         Net financial instruments   $ (453,586)   $ (469,981)   $ (338,289)   $ (288,340)
                                     ==========    ==========    ==========    ==========

* Excluding Enron


         At December 31, 2001, the Company had open hedging contracts (excluding contracts with Enron) covering 47.3 Bcf of gas at prices averaging $4.02 per mcf and 700,000 barrels of oil at prices averaging $25.97 barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on contract versus New York Mercantile Exchange ("NYMEX") price, approximated a net unrealized pre-tax gain of $52.1 million at December 31, 2001. These contracts expire monthly through December 2005. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Net pre-tax losses incurred relating to these derivatives for the years ended December 31, 1999, 2000 and 2001 were $10.6 million, $43.2 million, and $6.2 million, respectively. These hedging positions are recorded on the Company's balance sheet at an estimate of fair value based on a comparison of the contract price and a reference price, generally NYMEX.

         The Company had hedge agreements with Enron for 22,700 Mmbtu per day, at $3.20 per Mmbtu for the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on its accountants guidance, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in 2001 income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire as of March 2002. While an allowance for bad debts for the entire estimated fair value of these hedge contracts with Enron has been recorded, the Company is aware of some market offers for purchasing these contracts at percentages much less than par.

         The following schedule shows the effect of the Company's hedge position for the four quarters ended December 31, 2001 and the projected impact of open contracts (excluding contracts with Enron) as of that date.

                                    Hedging
                                  Gain (Loss)
      Quarter Ended                Exposure
      -------------              ------------

Closed contracts:
  March 31, 2001                 $    (23,440)
  June 30, 2001                        (5,250)
  September 30, 2001                    8,450
  December 31, 2001                    14,047
                                 ------------
                     Total       $     (6,193)
                                 ============
Open Contracts:
  March 31, 2002                       11,010
  June 30, 2002                         9,809
  September 30, 2002                    8,613
  December 31, 2002                     7,732
  March 31, 2003                        3,233
  June 30, 2003                         2,897
  September 30, 2003                    2,828
  December 31, 2003                     2,628
  March 31, 2004                          619
  June 30, 2004                           668
  September 30, 2004                      657
  December 31, 2004                       701
  March 31, 2005                          167
  June 30, 2005                           165
  September 30, 2005                      187
  December 30, 2005                       186
                                 ------------
                     Total       $     52,100
                                 ============

         Interest rate swap agreements are accounted for on the accrual basis. Income or expense resulting from these agreements is recorded as an adjustment to interest expense in the period covered. At December 31, 2001, Great Lakes had interest rate swap agreements totaling $100.0 million, 50% of which is consolidated at Range. Two agreements totaling $45.0 million at rates of 7.1% each expire in May 2004. Two agreements of $10.0 million each at 6.2% which expire in December 2002. Five agreements totaling $35.0 million at rates of 4.8%, 4.7%, 4.6%, 4.5% and 4.5% which expire in June of 2003. Range's share of the fair value of the swaps at December 31, 2001, was a net loss of $2.6 million based on current quotes. The agreements expiring in May 2004 may be terminated at the counterparty's option in May 2002. On December 31, 2001, the 30-day LIBOR rate was 1.9%. The value of these swap agreements is marked to market each quarter. For 2001, GLEP incurred additional interest expense of $1.1 million due to interest swaps.

         The combined fair value of oil and gas hedging contracts and interest rate swaps, totaling $49.5 million appear as an Unrealized hedging gain on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of these counterparties is subject to continuing review.

(8) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position or results of operations. During 2001, the Company incurred approximately $480,000 of litigation costs.

         In 2000, a royalty owner filed a suit asking for a class action certification against Great Lakes and the Company in New York, alleging that gas was sold to affiliates and gas marketers at low prices, inappropriate post production expenses reduced proceeds to the royalty owners, and that Great Lakes improperly accounted for the royalty owners' share of gas. The action sought a proper accounting for all gas sold, an amount equal to the difference in prices paid and the highest obtainable prices, punitive damages and attorneys' fees. The case has been remanded to state court in New York. While the outcome of this suit is uncertain, the Company believes it will be resolved without material adverse effect on its financial position or results of operations.

         The Company leases certain office space and equipment under cancelable and non-cancelable leases, most of which expire within three years and may be renewed by the Company. Rent expense under such arrangements totaled $1.1 million, $1.0 million and $1.1 million in 1999, 2000 and 2001, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

2002                       $     820
2003                             546
2004                             513
2005                             501
2006                             126
2007 and thereafter               --
                           ---------
                           $   2,506
                           =========


(9) STOCKHOLDERS' EQUITY

         In 1995, the Company issued 1,150,000 shares of $2.03 Convertible Exchangeable Preferred Stock (the "$2.03 Preferred") for $28.8 million. The $2.03 Preferred was convertible into 2.632 shares of common stock representing a conversion price of $9.50 per common share. Through December 31, 2000, $23.2 million of the $2.03 Preferred had been exchanged for 4.6 million of common stock. For the twelve months ended December 31, 2001, the majority of the outstanding $2.03 Preferred was exchanged for 767,000 shares of common stock and the remaining shares were repurchased for cash. Gains on exchanges of $2.03 Preferred are not included in net income but they are included in income available to common shareholders. Exchange transactions are not reflected on the cash flow statement because no cash was involved. The elimination of the $2.03 Convertible Preferred stock has reduced the annual dividend requirement by $2.3 million.

         The following is a schedule of changes in outstanding common shares:

                                  Year Ended December 31,
                                ----------------------------
                                    2000             2001
                                ------------    ------------

Beginning Balance                 37,901,789      49,187,682
Issuances:
  Compensation                       289,714         372,398
  Stock options exercised            241,637         223,594
Exchange for:
  6% Debentures                    2,496,789         758,597
  Trust Preferred                  3,231,548         291,211
  $2.03 Preferred                  4,583,993         766,889
  8.75% Senior Notes                      --         779,960
Stock Purchase Plan                  343,422         263,000
In lieu of dividends                 106,597              --
Other                                 (7,807)            (56)
                                ------------    ------------
                                  11,285,893       3,455,593
                                ------------    ------------
Ending Balance                    49,187,682      52,643,275
                                ============    ============

Supplemental disclosures of non-cash investing and financing activities

                                                       Year Ended December 31,
                                                 ------------------------------------
                                                    1999          2000         2001
                                                 ----------   ----------   ----------
                                                            (in thousands)
Common stock issued:
    Under benefit plans                          $    1,783   $      816   $    1,780
    In exchange for fixed income securities      $    2,978   $   37,086   $   14,222
    In payment of preferred dividends            $       --   $      110   $       --


(10) STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers, and employees pursuant to decisions of the Compensation Committee of the Board. Information with respect to the stock option plans is summarized below:

                                               Inactive                         Active
                                     ----------------------------    ----------------------------
                                        Domain           1989          Directors'        1999
                                         Plan            Plan            Plan            Plan           Total
                                     ------------    ------------    ------------    ------------    ------------

Outstanding at December 31, 2000          248,965       1,182,893         136,000         665,200       2,233,058
  Granted                                      --              --          56,000         774,350         830,350
  Exercised                              (111,481)        (59,113)             --         (53,000)       (223,594)
  Expired/canceled                             --        (581,080)        (72,000)        (71,437)       (724,517)
                                     ------------    ------------    ------------    ------------    ------------
Outstanding at December 31, 2001          137,484         542,700         120,000       1,315,113       2,115,297
                                     ============    ============    ============    ============    ============

         Two years ago, shareholders approved the 1999 Stock Option Plan (the "1999 Plan") providing for the issuance of options on 1.4 million common shares. In May 2001, shareholders approved an increase in the number of options issuable to 3.4 million shares. All options issued under the 1999 Plan vest 25% per year beginning a year after grant and expire in 10 years. During the year-ended December 31, 2001, 774,350 options were granted under the 1999 Plan at exercise prices of $4.17 to $6.67 a share. At December 31, 2001, 1.3 million options were outstanding under the 1999 Plan at exercise prices of $1.94 to $6.67.

         The Company also maintains the 1989 Stock Option Plan (the "1989 Plan") which authorized the issuance of options on 3.0 million common shares. No options have been granted under this plan since the 1999 Plan was adopted. Options issued under the 1989 Plan vest 30% after one year, 60% after two years and 100% after three years and expire in 5 years. At December 31, 2001, 542,700 options remained outstanding under the 1989 Plan at exercise prices of $2.63 to $17.75.

         In 1994, shareholders approved the Outside Directors' Stock Option Plan (the "Directors' Plan"). In 2000, shareholders approved an increase in the number of options issuable under the Directors' Plan to 300,000, extended the term of the options to ten years and set the vesting period at 25% per year beginning a year after grant. During the twelve months ended December 31, 2001, 56,000 options were granted under the Directors' Plan at exercise prices of $5.52 to $6.00 a share. At December 31, 2001, 120,000 options were outstanding under the Directors' Plan at exercise prices of $2.81 to $6.00.

         The Domain stock option plan was adopted when Domain was acquired, with existing Domain options becoming exercisable into Range common stock. Since August 1998, no further options have been granted under the Plan. At December 31, 2001, 137,484 options remained outstanding under the Plan at a price of $3.46 a share.

         In total, 2.1 million options are outstanding at December 31, 2001 at exercise prices ranging from $1.94 to $17.75 as follows:

                                          Inactive                   Active
                                   -----------------------   -----------------------
   Range of           Average       Domain         1989      Directors'      1999
Exercise price     Exercise price    Plan          Plan         Plan         Plan        Total
--------------    ---------------  ----------   ----------   ----------   ----------   ----------

  $1.94 - $4.99    $        2.58      137,484      378,487       64,000      563,763    1,143,734
   5.00 - 9.99
                            6.69           --      163,713       56,000      751,350      971,063
  10.00 - 20.00            17.75           --          500           --           --          500
                                   ----------   ----------   ----------   ----------   ----------
                           Total      137,484      542,700      120,000    1,315,113    2,115,297
                                   ==========   ==========   ==========   ==========   ==========

         In 1997, shareholders approved a Stock Purchase Plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted and there is a one year hold requirement. To date, all purchase rights have been granted at 75% of market. In May 2001, shareholders approved an increase in the number of shares authorized under the Plan to 1,750,000. Through December 31, 2001, 1,121,319 shares have been sold under the Plan, for $4.7 million. At December 31, 2001, rights to purchase 203,000 shares were outstanding.

             The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           Year Ended December 31,
                                                    -------------------------------------
                                                       1999          2000         2001
                                                    ----------    ----------   ----------
                                                    (in thousands, except per share data)
As reported -
   Net earnings (loss)                              $   (7,793)   $   37,961   $    8,996
   Earnings (loss) per share, basic and diluted          (0.27)         0.99         0.19

Pro forma -
   Net earnings (loss)                              $   (8,858)   $   37,796   $    8,210
   Earnings (loss) per share, basic and diluted          (0.30)         0.99         0.17

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1999, 2000 and 2001, respectively: fair value of $1.37, $2.14 and

$6.50 per share; dividend yields of $0.03, $0 and $0 per share; expected volatility factors of 3.55, 64.89 and 69.80; risk-free interest rates of 5.10%, 5.51% and 4.98%, and an average expected life of six years.

(11) BENEFIT PLAN

         The Company maintains a 401(k) Plan for its employees. The Plan permits employees to contribute up to 15% of their salary on a pre-tax basis. The Company makes discretionary contributions to the 401(k) Plan annually which are fully vested after four years of service. In 1999, 2000 and 2001, the Company contributed $854,000, $483,000 and $554,000 of common stock (valued at market) to the 401(k) Plan. Employees have a variety of investment options available in the 401K Plan and are encouraged to maintain diversity in accordance with their personal investment strategy.

(12) INCOME TAXES

         The Company's federal income tax provision (benefit) for the years ended December 31, 1999, 2000 and 2001 was $388,000, $0 and $14,505,
respectively. The current portion of income tax provision for 1999 represented state income tax payable. A reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate is as follows:

                                             Year Ended December 31,
                                     ----------------------------------------
                                        1999           2000           2001
                                     ----------     ----------     ----------

Statutory tax rate                         (34)%           34%            35%
Gain on retirement of securities             --             32             28
Permanent differences                        --             11              4
Valuation allowance                          34            (84)           (63)
State                                        --             (6)            (1)
Other                                        19              5             (4)
                                     ----------     ----------     ----------

Effective tax rate                           19%            (8)%           (1)%
                                     ==========     ==========     ==========

Income taxes paid                    $  388,000     $       --     $   14,505
                                     ==========     ==========     ==========

         The Company follows SFAS Statement No. 109, "Accounting for Income Taxes," pursuant to which the liability method is used. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse.

         Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                 December 31,
                                           ------------------------
                                              2000           2001
                                           ----------    ----------
Deferred tax assets
   Net operating loss carryover            $   66,870    $   61,012
   Percentage depletion carryover               4,895         5,256
   AMT credits and other                          660           660
                                           ----------    ----------
   Total deferred tax assets                   72,425        66,928

Deferred tax liabilities
   Depreciation                               (62,249)      (59,887)
   Unrealized gain on hedging                      --       (16,692)
                                           ----------    ----------

Net deferred tax assets (liabilities)      $   10,176    $   (9,651)
                                           ==========    ==========

Valuation allowance                        $  (10,176)   $       --
                                           ==========    ==========

         A valuation allowance on the net deferred tax asset was originally established due to the uncertainty of whether future taxable income would be sufficient to utilize the net deferred tax asset. Increased oil and gas prices in early 2001 allowed the reversal of the valuation allowance during the first half of 2001. Therefore, income taxes were recorded at a statutory rate for financial reporting in the second and third quarters of 2001. Due to the Company's tax loss carryover, percentage depletion carryover and AMT credits, such statutory taxes were deferred. However, due to the property impairments recorded in the fourth quarter of 2001, taxes recorded earlier in the year were reversed and no statutory provision for taxes was required in 2001. A deferred tax liability of $9.7 million is recorded on the balance sheet at year-end 2001. Without considering Other comprehensive income (loss), deferred tax assets exceed deferred tax liabilities by $7.0 million. The inclusion of OCI causes the deferred tax liabilities to exceed deferred tax assets by the amount recorded on the balance sheet. No statutory taxes are included on the income statement as the Company has not yet earned income sufficient to cause the deferred tax liabilities to exceed the deferred tax assets. The Company needs to earn approximately $20.0 million of pre-tax income from the unrealized hedge included in OCI at year-end before statutory taxes will be recorded on the income statement. Due to the complexity of the accounting rules regarding statutory taxes, the timing of when the Company will record statutory taxes, which will be deferred, is uncertain.

         At December 31, 2001, the Company had regular net operating loss ("NOL") carryovers of $174.3 million including alternative minimum tax ("AMT") NOL carryovers of $155.9 million that expire between 2012 and 2020. AMT NOLs generally offset taxable income and to such extent, no income tax payments are required. Regular NOLs utilized in amounts in excess of AMT NOLs generate an alternative minimum tax payment, which can be offset by AMT credits. NOLs generated prior to a change of control are subject to limitations. The Company experienced several change of control events between 1994 and 1998 due to acquisitions. Consequently the use of $34.1 million of NOLs is limited to $10.2 million per year. Remaining NOLs are not limited. At December 31, 2001, the Company had a statutory depletion carryover of $6.6 million and an AMT credit carryovers of $660,000 which are not subject to limitation or expiration.

         The following table sets forth the year of expiration of NOL (pretax) carryovers which generate the largest component of the deferred tax assets listed above:

                   NOL Carryover Amount
                  -----------------------
 Expiration         Regular        AMT
 ----------       ----------   ----------
                    (in thousands)

2002              $       --   $       --
2003                      --           --
2004                      --           --
2005                      --           --
Thereafter           174,319      155,865
                  ----------   ----------

  Total           $  174,319   $  155,865
                  ==========   ==========

(13) RESTRUCTURING COSTS

         In late 1998, the Company initiated a restructuring plan to reduce costs. The restructuring plan included closing field office, eliminating certain geological and exploration positions, canceling certain exploration and drilling obligations and consolidating administrative functions at the remaining locations. The plan was completed in 1999.

(14) EARNINGS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                          Years Ended December 31,
                                                   --------------------------------------
                                                      1999          2000          2001
                                                   ----------    ----------    ----------
Numerator:
    Income (loss) before extraordinary item        $  (10,223)   $   20,198    $    5,045
    Gain on retirement of $2.03 Preferred Stock            --         5,966           556
    Preferred dividends                                (2,334)       (1,554)          (10)
                                                   ----------    ----------    ----------
    Numerator for earnings (loss) per share,
        before extraordinary item                     (12,557)       24,610         5,591
    Extraordinary item
        Gain on retirement of securities, net           2,430        17,763         3,951
                                                   ----------    ----------    ----------
    Numerator for earnings (loss) per share,
        basic and diluted                          $  (10,127)   $   42,373    $    9,542
                                                   ==========    ==========    ==========

Denominator:
   Weighted average shares, basic                      36,933        42,882        51,159
    Dilutive potential common shares
        Stock options                                      --           115           203
                                                   ----------    ----------    ----------
    Denominator for diluted earnings per share         36,933        42,997        51,362
                                                   ==========    ==========    ==========

Earnings (loss) per share basic and diluted:
   Before extraordinary item                       $    (0.34)   $     0.57    $     0.11
                                                   ==========    ==========    ==========
   After extraordinary item                        $    (0.27)   $     0.99    $     0.19
                                                   ==========    ==========    ==========

         During 1999, 2000 and 2001, 505,000, 358,000 and 423,000 stock options were included in the computation of diluted earnings per share. All remaining stock options, the 6% Debentures, Trust Preferred and the $2.03 Preferred were not included in the computation because their inclusion would have been antidilutive.

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

(15) MAJOR CUSTOMERS

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts that are cancelable within 30 days. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service. For the year ended December 31, 2001, three customers accounted for 10% or more of total oil and gas revenues and the combined sales to those three customers accounted for 50% of total oil and gas revenues. Management believes that the loss of any one customer would not have a material long-term adverse effect on the Company.

         From the inception of the Great Lakes joint venture through June 30, 2001, Great Lakes sold approximately 90% of its gas production to FirstEnergy, at prices based on the close of NYMEX each month plus a basis differential. Effective July 1, 2001, Great Lakes began selling its gas to several different companies, including FirstEnergy. Over the next twelve months, Great Lakes expects to sell roughly 33% of its gas to FirstEnergy with the remaining 67% being sold to eight companies. Currently 91% of Great Lakes gas is sold at prices based on the close of NYMEX contracts each month plus a basis differential. The remainder is sold at a fixed price.

(16) OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities:

                                          Year Ended December 31,
                               --------------------------------------------
                                   1999            2000            2001
                               ------------    ------------    ------------
                                              (in thousands)
Oil and gas properties:
    Subject to depletion       $    914,173    $    965,416    $  1,032,150
    Unproved                         61,812          49,523          25,731
                               ------------    ------------    ------------
        Total                       975,985       1,014,939       1,057,881
    Accumulated depletion          (383,622)       (443,097)       (512,786)
                               ------------    ------------    ------------

        Net                    $    592,363    $    571,842    $    545,095
                               ============    ============    ============

Costs incurred:
    Acquisition                $        846    $      4,701    $      9,489
    Development                      30,597          46,032          69,162
    Exploration                       3,604           4,498          11,405
                               ------------    ------------    ------------

        Total                  $     35,047    $     55,231    $     90,056
                               ============    ============    ============

         Acquisition costs in 1999 do not reflect $68 million of value associated with the Company receiving a 50% interest in the reserves contributed by FirstEnergy to Great Lakes. The Company's share of such reserves was 81.6 Bcfe. Exploration costs include capitalized as well as expensed outlays.

(17) INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the interest in Great Lakes' audited financial statements as of or for the year ended December 31, 2001.

                                         December 31, 2001
                                           (In thousands)
                                         ----------------

Current assets                             $       15,558
Oil and gas properties, net                       157,351
Transportation and field assets, net               15,601
Other assets                                          110
Current liabilities                                 9,277
Long-term debt                                     75,001
Members' equity                                   103,352
Revenues                                           50,420
Net income                                         11,936

(18) GAIN ON FORMATION OF GREAT LAKES

         In September 1999, Range transferred all of its Appalachian oil and gas properties and associated gas gathering and transportation systems to Great Lakes in exchange for a 50% ownership interest. Additionally, the Company contributed $188.3 million of indebtedness to Great Lakes. The Great Lakes partners have no commitment to support the operations or obligations of Great Lakes. Great Lakes recorded the assets contributed at fair market value. Range recognized a gain of $39.8 million, which was attributable to the portion of the net assets associated with the 50% interest of the Company's joint venture partner. The gain was calculated by comparing the estimate of the fair market value of the assets and liabilities conveyed to their net book value. The Great Lakes DD&A rate for the Company's proportionate share of production is higher than the Company's DD&A rate for such production due to the lower cost basis attributed to the investment in Great Lakes versus the Company's proportionate share of Great Lakes assets. DD&A is reduced in consolidation to reflect the Company's investment.

(19) EXTRAORDINARY ITEMS

         During 1999, 699,000 shares of common stock were exchanged for $2.3 million of Trust Preferred and $3.6 million of 6% Debentures. During 2000, 5.7 million shares of common stock were exchanged for $25.0 million of Trust Preferred and $13.8 million of 6% Debentures. During 2001, 1.8 million shares of common stock were exchanged for $2.9 million of Trust Preferred, $5.7 million of 6% Debentures and $3.4 million of 8.75% Senior Subordinated Notes. In addition, $50,000 of Trust Preferred, $2.3 million of 6% Debentures and $42.5 million of 8.75% Senior Subordinated Notes were repurchased. Since 1998, there have been
13.6 million shares of common stock exchanged for convertible debt and securities in the amount of $85.4 million. In connection with these exchanges, an extraordinary gain net of costs of $2.4 million, $17.8 million and $4.0 million was recorded in 1999, 2000 and 2001, respectively, because the securities were retired at a discount. In addition, 4.6 million and 767,000 shares of common stock were exchanged for $23.2 million and $5.4 million of the $2.03 Preferred during 2000 and 2001, respectively. In 2001, the remaining of $2.03 Preferred were repurchased for $74,000.

(20) UNAUDITED SUPPLEMENTAL RESERVE INFORMATION

         The Company's proved oil and gas reserves are located in the United States. Proved reserves are those quantities of crude oil and natural gas which, based upon analysis of geological and engineering data, can with reasonable certainty be recovered in the future from known oil and gas reservoirs. Proved developed reserves are those proved reserves, which can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage.

QUANTITIES OF PROVED RESERVES

                                                                               Natural
                                               Crude Oil                         Gas
                                               and NGL's      Natural Gas     Equivalent
                                             ------------    ------------    ------------
                                                (Mbbls)         (Mmcf)          (Mmcfe)

Balance, December 31, 1998                         27,129         633,317         796,091
   Revisions                                        1,294         (39,298)        (31,534)
   Extensions, discoveries and additions              307          11,066          12,908
   Purchases                                        5,241          51,751          83,197
   Sales                                           (2,495)       (162,245)       (177,215)
   Production                                      (2,659)        (50,808)        (66,762)
                                             ------------    ------------    ------------

Balance, December 31, 1999                         28,817         443,783         616,685
   Revisions                                       (1,699)         (1,186)        (11,380)
   Extensions, discoveries and additions            1,226          26,639          33,995
   Purchases                                          226           1,605           2,961
   Sales                                             (170)         (2,135)         (3,155)
   Production                                      (2,398)        (41,039)        (55,427)
                                             ------------    ------------    ------------

Balance, December 31, 2000                         26,002         427,667         583,679
   Revisions                                       (3,359)        (33,575)        (53,728)
   Extensions, discoveries and additions              479          31,542          34,414
   Purchases                                          427           5,761           8,325
   Sales                                             (627)           (190)         (3,955)
   Production                                      (2,242)        (42,278)        (55,730)
                                             ------------    ------------    ------------

Balance, December 31, 2001                         20,680         388,927         513,005
                                             ============    ============    ============

PROVED DEVELOPED RESERVES

   December 31, 1999                               17,884         299,436         406,740
                                             ============    ============    ============
   December 31, 2000                               17,215         305,796         409,086
                                             ============    ============    ============
   December 31, 2001                               14,066         276,162         360,558
                                             ============    ============    ============

         Between late 1997 and mid-1998, a series of large acquisitions were consummated which proved extremely disappointing. Production from the acquired properties fell more rapidly than anticipated and further development results were far less attractive than projected in the acquisition engineering. The steep decline in energy prices, which began in late 1997, combined with the less than expected performance caused certain downward reserve revisions in 1998. In 1999, a series of exhaustive field performance studies were conducted and the properties were re-engineered. The studies included a complete review of 1997 and 1998 capital expenditures and development results, a re-examination of estimates of reservoir thickness, oil and gas in place, ultimate recoverable reserves and the relationship of pressures and production declines to these estimates. Reserve reductions were recorded in 1999, based primarily on performance and a reassessment of the size of the reservoirs offset to a minor degree by upward revisions due to price increases. The 1999 development program in these fields was in part designed to confirm revised engineering forecasts. The downward revisions at year-end 2000 represented what is believed to be the final integration of the field studies, 1999 and 2000 development results, pressure data and production declines. Adjustments at year-end 2000 involved removing from proved reserves drilling and recompletion locations that, based on perceived risk, will probably not be drilled. The downward revision that occurred at year-end 2001 is unlike the previous revisions the Company has experienced. Previous revisions were associated with the disappointing performance of the properties that were acquired during the late 1990's. The entire reserve revision in 2001 is associated with the dramatic reduction in commodity prices between year-end 2000 and year-end 2001. The approximate 73% reduction in gas price on the Company's proved reserves, which are 76% gas by reserve volume, resulted in a significant revision. If there had been no change in commodity prices, the Company would have experienced a slightly positive revision. While there can be no assurance that future reserve revisions will not occur, management believes that it has fully assessed all data available through this date. That assumption is supported by the fact that performance in the fields appears to have stabilized.

         The average prices used at December 31, 2001 to estimate the reserve information were $17.59 per barrel for oil, $12.38 per barrel for natural gas liquids and $2.70 per Mcf for gas using the benchmark NYMEX prices of $20.38 per barrel and $2.63 per Mmbtu. The average prices at December 31, 2000 were $24.46 per barrel for oil, $14.91 per barrel for natural gas liquids and $9.57 per Mcf for gas using the benchmark NYMEX prices of $26.80 per barrel and $9.77 per Mmbtu. The average prices at December 31, 1999 were $23.48 per barrel for oil, $15.69 per barrel for natural gas liquids and $2.34 per mcfe for gas using the benchmark NYMEX prices of $25.60 per barrel and $2.44 per Mmbtu.

         The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves" ("Standardized Measure") is a disclosure requirement of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The Standardized Measure does not purport to present the fair market value of proved oil and gas reserves. This would require consideration of expected future economic and operating conditions, which are not taken into account in calculating the Standardized Measure.

         Future cash inflows were estimated by applying year-end prices to the estimated future production less estimated future production costs based on year-end costs. Future net cash inflows were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

STANDARDIZED MEASURE

                                                          As of December 31,
                                             --------------------------------------------
                                                 1999            2000             2001
                                             ------------    ------------    ------------
                                                            (in thousands)

Future cash inflows                          $  1,689,541    $  4,697,062    $  1,397,897
Future costs:
    Production                                   (486,618)       (755,727)       (471,144)
    Development                                  (189,784)       (177,070)       (176,799)
                                             ------------    ------------    ------------

Future net cash flows                           1,013,139       3,764,265         749,954

Income taxes                                     (131,529)       (457,996)        (87,745)
                                             ------------    ------------    ------------

Total undiscounted future net cash flows          881,610       3,306,269         662,209

10% discount factor                              (378,459)     (1,800,007)       (350,801)
                                             ------------    ------------    ------------

Standardized measure                         $    503,151    $  1,506,262    $    311,408
                                             ============    ============    ============

CHANGES IN STANDARDIZED MEASURE

                                                            As of December 31,
                                               --------------------------------------------
                                                   1999            2000            2001
                                               ------------    ------------    ------------
                                                             (in thousands)

Standardized measure, beginning of year        $    517,095    $    503,151    $  1,506,262
    Revisions:
       Prices                                       128,799       1,184,950      (1,076,168)
       Quantities                                   (37,911)        (89,180)         (8,244)
       Estimated future development cost              8,941          36,650           4,620
       Accretion of discount                         45,420          63,468         196,426
       Income taxes                                 (14,307)       (130,626)        114,556
                                               ------------    ------------    ------------
       Net revisions                                130,942       1,065,262         737,452

    Purchases                                        71,022           8,003           6,245

    Extensions, discoveries and additions            16,354          91,855          25,815

    Production                                      (77,884)       (134,556)       (165,033)

    Sales                                          (136,491)         (8,525)         (2,967)

    Changes in timing and other                     (17,887)        (18,928)       (290,104)
                                               ------------    ------------    ------------

Standardized measure, end of year              $    503,151    $  1,506,262    $    311,408
                                               ============    ============    ============

                           RANGE RESOURCES CORPORATION

                                INDEX TO EXHIBITS


                                 (Item 14[a 3])


EXHIBIT
NO.               DESCRIPTION
-------           -----------

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

  3.2.1 By-laws of the Company (incorporated by reference to the Company's Registration Statement (No. 33-31558)).

  3.2.2*          Amended and Restated By-laws of the Company, dated May 24,
                  2001.

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

  4.5             Form of 5 3/4% Preferred Convertible Securities.

  4.6             Form of 5 3/4% Convertible Junior Subordinated Debentures.

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

  10.2            Advisory Agreement dated September 29, 1988 between Lomak and
                  SOCO (incorporated by reference to the Company's Registration
                  Statement (No. 33-31558)).

  10.3.1          1989 Stock Purchase Plan (incorporated by reference to the
                  Company's Registration Statement (No. 33-31558)).

  10.3.2          Amendment to the Lomak Petroleum, Inc., 1989 Stock Purchase
                  Plan, as amended (incorporated by reference to the Company's
                  Registration Statement (No. 333-44821)).

  10.4 Form of Directors Indemnification Agreement (incorporated by reference to the Company's Registration Statement (No.
                  333-47544)).

  10.5.1 1994 Outside Directors Stock Option Plan (incorporated by reference to the Company's Registration Statement (No.
                  333-47544)).

  10.5.2          1994 Outside Directors Stock Option Plan - Amendment No. 1
                  (incorporated by reference to the Company's Registration
                  Statement No. 333-40380)

  10.5.3          1994 Outside Directors Stock Option Plan - Amendment No. 2
                  (incorporated by reference to the Company's Registration
                  Statement No. 333-40380)

  10.5.4          1994 Outside Directors Stock Option Plan - Amendment No. 3
                  (incorporated by reference to the Company's Registration
                  Statement No. 333-40380)

  10.5.5          1994 Outside Directors Stock Option Plan - Amendment No. 4
                  (incorporated by reference to the Company's Registration
                  Statement No. 333-40380)

  10.6            1994 Stock Option Plan (incorporated by reference to the
                  Company's Registration Statement (No. 33-47544)).

  10.7 Registration Rights Agreement dated October 22, 1997, by and among Lomak Petroleum, Inc., Lomak Financing Trust, Morgan
                  Stanley & Co. Incorporated, Credit Suisse First Boston, Forum
                  Capital Markets L.P. and McDonald Company Securities, Inc.,
                  (incorporated by reference to the Company's Registration
                  Statement (No. 333-43823)).

  10.8.1 1997 Stock Purchase Plan dated June 19, 1997 (incorporated by reference to the Company's Registration Statement (No.
                  333-44821)).

  10.8.2 1997 Stock Purchase Plan, as amended (incorporated by reference to the Company's Registration Statement (No.
                  333-44821)).

  10.8.3          1997 Stock Purchase Plan - Amendment No. 1 dated May 26, 1999
                  (incorporated by reference to the Company's Registration
                  Statement No. 333-40380)

  10.8.4          1997 Stock Purchase Plan - Amendment No. 2 dated September 28,
                  1999 (incorporated by reference to the Company's Registration
                  Statement No. 333-40380)

  10.8.5          1997 Stock Purchase Plan - Amendment No. 3 dated May 24, 2000
                  (incorporated by reference to the Company's Registration
                  Statement No. 333-40380)

  10.8.6*         1997 Stock Purchase Plan - Amendment No. 4 dated May 24, 2001.

  10.9            Second Amended and Restated 1996 Stock Purchase and Option
                  Plan for Key Employees of Domain Energy Corporation and
                  Affiliates (incorporated by reference to the Company's
                  Registration Statement (No. 333-62439)).

  10.10           Domain Energy Corporation 1997 Stock Option Plan for
                  Nonemployee Directors (incorporated by reference to the Company's Registration Statement (No. 333-62439)).

  10.11           $100,000,000 Credit Agreement between Range Energy Finance
                  Corporation, as Borrower, and Credit Lyonnais New York Branch, as Administrative Agent and Certain Lenders dated December 14,
                  1999 (incorporated by reference to the Company's 1999 10K dated March 20, 2000.)

  10.11.1         $100,000,000 Second Amendment to Credit Agreement between
                  Range Energy Finance Corporation, as Borrower, and Credit
                  Lyonnais New York Branch, as Administrative Agent and Certain
                  Lenders dated December 14, 1999 (incorporated by reference to the Company's 1999 10K dated March 20, 2000.)

  10.12           Purchase and Sale Agreement - Dated April 20, 2000 between
                  Range Pipeline Systems, L.P. as Seller and Conoco Inc., as
                  Buyer (incorporated by reference to the Company's 10-Q dated
                  August 8, 2000).

  10.13           Gas Purchase Contract - Dated July 1, 2000 between Range
                  Production I, L.P. as Seller and Conoco Inc., as Buyer
                  (incorporated by reference to the Company's 10-Q dated August
                  8, 2000).

  10.14           Application Service Provider and Outsourcing Agreement - Dated
                  June 1, 2000 between Range Resources and Applied Terravision
                  Systems Inc. (incorporated by reference to the Company's 10-Q dated August 8, 2000).

  10.15.1         $225,000,000 Amended and Restated Credit Agreement among Range
                  Resources Corporation, as Borrower, The Lenders from Time to
                  Time Parties Hereto, as Lenders, Bank One, Texas, N.A., as
                  Administrative Agent, Chase Bank of Texas, N.A., as
                  Syndication Agent, and Bank of America, N.A., as Documentation
                  Agent dated September 30, 1999 incorporated by reference to the Company's 10Q dated November 10, 1999.

  10.15.2         $225,000,000 First Amendment to Credit Agreement among Range
                  Resources Corporation, as Borrower, certain parties, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase
                  Bank of Texas, N.A., as Syndication Agent, and Bank of
                  America, N.A., as Documentation Agent dated September 30, 1999

  10.15.3         $225,000,000 Second Amendment to Credit Agreement among Range
                  Resources Corporation, as Borrower, certain parties, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase
                  Bank of Texas, N.A., as Syndication Agent, and Bank of
                  America, N.A., as Documentation Agent dated September 30, 1999
                  (incorporated by reference to the Company's 10-Q dated August
                  8, 2000.

  10.15.4         $225,000,000 Third Amendment to Credit Agreement among Range
                  Resources Corporation, as Borrower, certain parties as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase
                  Bank of Texas, N.A., as Syndication Agent, and Bank of
                  America, N.A., as Documentation Agent dated September 30, 1999
                  (incorporated by reference to the Company's 10-Q dated August
                  8, 2000).

  10.16           1999 Stock Option Plan (incorporated by reference to the
                  Company's Registration Statement No. 333-40380)).

  10.16.1         1999 Stock Option Plan -- Amended and restated dated April 5,
                  2001 (incorporated by reference to the Company's Proxy
                  Statement on Schedule 14A dated April 20, 2001)

  10.16.2*        1999 Stock Option Plan -- Amendment No. 1 dated May 24, 2001.

  10.19           The Amended and Restated Deferred Compensation Plan for
                  Directors and Selected Employees, effective September 1, 2000.

  21.1*           Subsidiaries of Registrant.

  23.1*           Consent of Independent Public Accountants.

  23.2* Consent of H.J. Gruy and Associates, Inc., independent consulting petroleum engineers.

  23.3* Consent of DeGolyer and MacNaughton, independent consulting petroleum engineers.

  23.4* Consent of Wright and Company, independent consulting engineers.

* Filed herewith.