Form 10-K/A
period 2001-12-31
RANGE RESOURCES CORP
filed 2002-03-20
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
  (MARK ONE)

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

Dated: March 18, 2002
                                                     RANGE RESOURCES CORPORATION



                                                     By: /s/ John H. Pinkerton
                                                         -----------------------
                                                         John H. Pinkerton
                                                         President

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


  /s/ Thomas J. Edelman                           Thomas J. Edelman,                   March 18, 2002
-----------------------------------------
  Chairman and Chairman of the Board


  /s/ John H. Pinkerton                           John H. Pinkerton,                   March 18, 2002
-----------------------------------------
  President and Director


  /s/ Eddie M. LeBlanc III                        Eddie M. LeBlanc III                 March 18, 2002
-----------------------------------------
  Chief Financial and Accounting Officer


  /s/ Robert E. Aikman                            Robert E. Aikman                     March 18, 2002
-----------------------------------------
  Director


  /s/ Anthony V. Dub                              Anthony V. Dub                       March 18, 2002
-----------------------------------------
  Director


  /s/ V. Richard Eales                            V. Richard Eales                     March 18, 2002
-----------------------------------------
  Director


  /s/ Allen Finkelson                             Allen Finkelson                      March 18, 2002
-----------------------------------------
  Director


  /s/ Alexander P. Lynch                          Alexander P. Lynch                   March 18, 2002
-----------------------------------------
  Director


  /s/ James E. McCormick                          James E. McCormick                   March 18, 2002
-----------------------------------------
  Director

                           RANGE RESOURCES CORPORATION

                                INDEX TO EXHIBITS


                                 (Item 14[a 3])


    Exhibit No.       Description
    -----------       -----------
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

         3.2.1    By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No.
                  33-31558).

         3.2.2    Amended and Restated By-laws of the Company dated May 24, 2001.

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

         10.8.1   1997 Stock Purchase Plan (incorporated by reference to the Company's Registration Statement (No.
                  333-44821)).

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

         10.8.5   1997 Stock Purchase Plan - Amendment No. 3 dated May 24, 2000(incorporated by reference to the
                  Company's Registration Statement No. 333-40380)

         10.8.6   1997 Stock Purchase Plan - Amendment No. 4 dated May 24, 2001.

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

         10.16    1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement (No.
                  333-40380)

         10.16.1  1999 Stock Option Plan - Amended and Restated dated April 5, 2001 (incorporated by reference to the Company's Proxy Statement on Schedule 14 dated April 20, 2001)

         10.16.2  1999 Stock Option Plan - Amendment No. 1 dated May 24, 2001.

         10.19    The Amended and Restated Deferred Compensation Plan for Directors and Selected Employees,
                  effective September 1, 2000.

         21.1     Subsidiaries of Registrant.

         23.1*    Consent of Independent Public Accountants.

         23.2     Consent of H.J. Gruy and Associates, Inc., independent consulting petroleum engineers.

         23.3     Consent of DeGoyler and MacNaughton, independent consulting petroleum engineers.

         23.4     Consent of Wright and Company, independent consulting engineers.

_____________ *Filed herewith.