Form 10-Q
period 2002-03-31
RANGE RESOURCES CORP
filed 2002-05-07
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-9592


                           RANGE RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                             34-1312571
         (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)

     777 MAIN STREET, FT. WORTH, TEXAS                 76102
 (Address of principal executive offices)            (Zip Code)


                  Registrant's telephone number: (817) 870-2601

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


            54,616,019 Common Shares were outstanding on May 3, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's latest Form 10-K. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,      MARCH 31,
                                                                  2001            2002
                                                              ------------    ------------
                                                                              (Unaudited)
                                    ASSETS
Current assets
     Cash and equivalents                                     $      3,253    $        557
     Accounts receivable                                            27,495          27,181
     IPF receivables (Note 4)                                        7,000           7,100
     Unrealized hedging gain (Note 2)                               36,768           9,954
     Inventory and other                                             4,084           3,348
                                                              ------------    ------------
                                                                    78,600          48,140
                                                              ------------    ------------

IPF receivables (Note 4)                                            34,402          33,283
Unrealized hedging gain (Note 2)                                    12,701           1,669

Oil and gas properties, successful efforts (Note 14)             1,057,881       1,073,682
    Accumulated depletion                                         (512,786)       (529,359)
                                                              ------------    ------------
                                                                   545,095         544,323
                                                              ------------    ------------

Transportation and field assets (Note 2)                            31,288          31,645
    Accumulated depreciation                                       (13,576)        (14,401)
                                                              ------------    ------------
                                                                    17,712          17,244
                                                              ------------    ------------

Other (Note 2)                                                       3,055           5,004
                                                              ------------    ------------
                                                              $    691,565    $    649,663
                                                              ============    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                         $     26,944    $     21,171
     Accrued liabilities                                             9,947           8,419
     Accrued interest                                                7,105           3,941
                                                              ------------    ------------
                                                                    43,996          33,531
                                                              ------------    ------------

Senior debt (Note 5)                                                95,000          99,600
Non-recourse debt (Note 5)                                          98,801          95,100
Subordinated notes (Note 5)                                        108,690         106,300

Trust Preferred (Note 5)                                            89,740          87,340
Commitments and contingencies (Note 7)                                  --              --
Deferred taxes (Note 11)                                             9,651              --

Stockholders' equity (Notes 8 and 9)
     Common stock, $.01 par, 100,000,000 shares authorized,
        52,643,275 and 53,517,901 outstanding                          526             535
     Capital in excess of par value                                376,357         380,437
     Retained earnings (deficit)                                  (169,237)       (164,726)
     Other comprehensive income (Note 2)                            38,041          11,546
                                                              ------------    ------------
                                                                   245,687         227,792
                                                              ------------    ------------
                                                              $    691,565    $    649,663
                                                              ============    ============



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                   ----------------------------
                                                       2001            2002
                                                   ------------    ------------
Revenues
   Oil and gas sales                               $     58,092    $     44,283
   Transportation and processing                            981             774
   IPF, net                                               2,437            (601)
   Interest and other                                     1,482          (2,009)
                                                   ------------    ------------
                                                         62,992          42,447
                                                   ------------    ------------

Expenses
   Direct operating                                      12,603           9,204
   Exploration                                            1,083           5,271
   General and administrative                             3,470           3,576
   Interest                                               9,117           5,817
   Depletion, depreciation and amortization              18,639          17,439
                                                   ------------    ------------
                                                         44,912          41,307
                                                   ------------    ------------

Pretax income                                            18,080           1,140

Income taxes (Note 11)
    Current                                                  --              --
    Deferred                                                 --          (2,186)
                                                   ------------    ------------
                                                             --          (2,186)
                                                   ------------    ------------

Income before extraordinary item                         18,080           3,326

Gain on retirement of securities (Note 16)                  432           1,185
                                                   ------------    ------------

Net income                                         $     18,512    $      4,511
                                                   ============    ============

Comprehensive income  (loss) (Note 2)              $     58,575    $    (21,984)
                                                   ============    ============

Earnings per share, basic and diluted  (Note 12)
   Before extraordinary item                       $       0.37    $       0.06
                                                   ============    ============
   After extraordinary item                        $       0.38    $       0.08
                                                   ============    ============



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 2001            2002
                                                             ------------    ------------
CASH FLOW FROM OPERATIONS
  Net income                                                 $     18,512    $      4,511
  Adjustments to reconcile to
    net cash provided by operations:
        Deferred taxes                                                 --          (2,186)
        Depletion, depreciation and amortization                   18,639          17,439
        Writedown of marketable securities                          1,310             369
        Unrealized hedging (gains) losses                          (2,266)          1,700
        Adjustment to IPF receivables                              (1,097)          1,126
        Amortization of deferred offering costs                       874             144
        Gain on retirement of securities                             (435)         (1,185)
        (Gain) Loss on sale of assets                                (298)              1
        Changes in working capital:
             Accounts receivable                                       92             378
             Inventory and other                                      875             368
             Accounts payable                                         962          (3,046)
             Accrued liabilities                                   (3,874)         (4,163)
                                                             ------------    ------------
                  Net cash provided by operations                  33,294          15,456
                                                             ------------    ------------

CASH FLOW FROM INVESTING
  Oil and gas properties                                          (14,095)        (19,023)
  IPF investments                                                  (2,428)         (1,599)
  IPF repayments                                                    9,699           1,493
  Asset sales                                                         304              35
                                                             ------------    ------------
                  Net cash used in investing                       (6,520)        (19,094)
                                                             ------------    ------------

CASH FLOW FROM FINANCING
   (Repayment)/borrowing of debt                                  (28,103)            885
    Preferred dividends                                                (4)             --
    Issuance of common stock                                          372              57
                                                             ------------    ------------
                  Net cash (used in) provided by financing        (27,735)            942
                                                             ------------    ------------

Change in cash                                                       (961)         (2,696)
Cash and equivalents, beginning of period                           2,485           3,253
                                                             ------------    ------------
Cash and equivalents, end of period                          $      1,524    $        557
                                                             ============    ============



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND NATURE OF BUSINESS

         Range Resources Corporation ("Range") is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company also provides financing to small oil and gas producers through a subsidiary, Independent Producer Finance ("IPF"). The Company seeks to increase its reserves and production principally through development drilling and acquisitions. Range holds its Appalachian oil and gas assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C. ("Great Lakes").

         After a decade of rapid growth and consistent profitability, Range concluded a series of disastrous acquisitions in 1997 and 1998. Due to the poor performance of the purchased properties, substantial write-downs were required and the Company was forced to retrench. Staff was reduced, capital expenditures cut, assets sold and a program of exchanging common stock for fixed income securities initiated. Since year-end 1998, parent company bank debt has been reduced 73% to $99.6 million. Total debt, including Trust Preferred, has been reduced 46% to $388.3 million. As a result, the Company's financial position has stabilized. The Company expects to continue to retire debt with internal cash flow and may exchange additional common stock or equity-linked securities for indebtedness. Stockholders could be materially diluted if a substantial amount of fixed income securities are exchanged for stock. The extent of dilution will depend on a number of factors, including the number of shares issued, the price at which stock is issued or newly issued securities are convertible into common stock and the price at which fixed income securities are reacquired. While such exchanges reduce existing stockholders' proportionate ownership, management believes they enhance the Company's financial flexibility and should increase the market value of its common stock over time.

         With its financial strength largely restored, the Company has refocused on increasing production and reserves. As part of this effort, the exploration and production effort was placed under the control of a newly hired Executive Vice President in early 2001. Due to reserve revisions and asset sales, reserves and production fell in 1999 and 2000. In 2001, production increased slightly but reserves continued to decrease as the capital program did not replace production. The Company has announced a capital budget of $100 million for 2002 and will seek to increase production and reserves during the year.

         The Company believes it has sufficient liquidity and cash flow to meet its obligations. However, a material drop in oil and gas prices or a reduction in production and reserves would reduce its ability to fund capital expenditures, reduce debt and meet its financial obligations. In addition, the Company's high depletion, depreciation and amortization ("DD&A") rate may make it difficult to remain profitable if oil and gas prices decline. The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire reserves on an attractive basis, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide an attractive return and the highly competitive nature of the industry. The Company's ability to expand its reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, borrowings or the issuance of debt or equity securities.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company, majority-owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of Great Lakes. Liquid investments with maturities of ninety days or less are considered cash equivalents. Certain reclassifications have been made to the presentation of prior periods to conform with current classifications.

REVENUE RECOGNITION

         The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized as received. Although receivables are concentrated in the oil industry, the Company does not view this as an unusual credit risk. At December 31, 2001 and March 31, 2002, IPF had valuation allowances of $17.3 million and $18.4 million and the Company had other allowances for doubtful accounts of $2.2 million and $2.0 million, respectively. A decrease in oil prices could cause an increase in IPF's valuation allowance.

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments," pursuant to which the its holdings of equity securities qualify as available-for-sale and are recorded at fair value. Unrealized gains and losses are reflected in Stockholders' equity as a component of Other comprehensive income. A decline in the market value of a security below cost deemed other than temporary is charged to earnings. Realized gains and losses are reflected in income. During the first quarter of 2001 and 2002, the Company determined that the decline in the market value of an equity security it holds was other than temporary and losses of $1.3 million and $369,000, respectively, were recorded as reductions to Interest and other revenues.

GREAT LAKES

         The Company contributed its Appalachian assets to Great Lakes in 1999, retaining a 50% interest in the venture. The other 50% interest is held by FirstEnergy Corp. Great Lakes' proved reserves, 86% of which are gas, were 423.1 Bcfe at December 31, 2001. In addition, the joint venture owns 4,600 miles of gas gathering and transportation lines and a leasehold position of approximately
1.1 million (497,000 net) acres. Great Lakes has over 1,400 proved drilling locations within existing fields. At year-end, Great Lakes had a reserve life index of 17 years.

INDEPENDENT PRODUCER FINANCE

         IPF acquires royalties in oil and gas properties from small producers. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received believed to relate to the return are recognized as income; remaining receipts reduce receivables. Receivables classified as current represent the return of capital expected within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts established. At March 31, 2002, IPF's valuation allowance totaled $18.4 million. On certain receivables, income is recorded at rates below those specified due to an assessment of risk. Due to favorable oil and gas prices in early 2001, certain of these receivables began to generate greater than anticipated returns. As a result, a $1.1 million increase in receivables was recorded as additional income in the three months ended March 31, 2001. In the first quarter of 2002, based on price declines and the disappointing performance of certain properties, the valuation account was increased $1.1 million which was recorded as a decrease to income. During the quarter, IPF revenues were $1.2 million offset by $394,000 of general and administrative costs, $253,000 of interest and the $1.1 million unfavorable valuation adjustment. During the prior year period, revenues were $2.5 million and the $1.1 million favorable valuation adjustment offset by general and administrative expenses of $519,000 and $691,000 of interest. IPF's receivables have declined from a high of $77.2 million in 1998 to $40.4 million at March 31, 2002, as it has focused on recovering its investments. During this period, IPF's debt declined from $60.1 million to $23.1 million. The Company is assessing alternatives relating to its ownership of IPF. Based on the decreasing significance of IPF, the Company will report IPF net results as one line in the revenue section on the Consolidated Statements of Income.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Costs resulting in discoveries and development costs are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. DD&A rates were $1.37 and $1.30 per mcfe in the quarters ended March 31, 2001 and 2002. Unproved properties had a net book value of $25.7 million and $24.6 million at December 31, 2001 and March 31, 2002, respectively.

TRANSPORTATION AND FIELD ASSETS

         The Company's gas gathering systems are located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company also receives third party income for providing certain field services which are recognized as earned. These earnings approximated $500,000 and $400,000 for the three months ended March 2002 and 2001, respectively. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives of three to seven years. Buildings are depreciated over ten years.

OTHER ASSETS

         The expense of issuing debt is capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed. At March 31, 2002, these capitalized costs totaled $2.8 million. In the first quarter of 2002, the Company generated a $2.2 million deferred tax asset which is included in Other assets.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than gas produced. At March 31, 2002, a gas imbalance liability of $114,000 was included in Accrued liabilities.

COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income," defined as changes in Stockholders' equity from nonowner sources, which is calculated below (in thousands):

                                   Three Months Ended
                                       March 31,
                                 -----------------------
                                    2001         2002
                                 ----------   ----------
Net income                       $   18,512   $    4,511
Change in unrealized gain, net       40,063      (25,823)
Enron hedges contracts, net              --         (672)
                                 ----------   ----------
Comprehensive income (loss)      $   58,575   $  (21,984)
                                 ==========   ==========

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from estimates. Estimates which may significantly impact the financial statements include reserves, impairment tests on oil and gas properties, IPF valuation allowance and the fair value of derivatives.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, SFAS No. 143 "Accounting for Asset Retirement" established rules for the recognition and measurement of retirement obligations associated with long-lived assets. The pronouncement requires that retirement costs be capitalized as part of the cost of related assets and subsequently expensed using a systematic and rational method. The Company will adopt the Statement in 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as the cumulative effect of a change in accounting principle. At this time, the Company cannot estimate the effect of SFAS No. 143's adoption on its financial position or results of operations.

         In 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement requires operating losses from discontinued operations to be recognized in the periods in which they are incurred. This statement was adopted by the Company in 2002 and did not have a material impact on the Company.

         Beginning in 2001, SFAS No. 133, "Accounting for Derivatives," required that derivatives be recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in stockholders' equity as Other Comprehensive Income ("OCI") and reclassified to earnings when the transaction is consummated. Ineffective portions of such hedges are recognized in earnings as they occur. On adopting SFAS No. 133 in January 2001, the Company recorded a $72.1 million net unrealized pre-tax hedging loss on its balance sheet and an offsetting deficit in OCI. Due to the decline in oil and gas prices since then, this loss had become a net $13.6 million unrealized pre-tax gain at March 31, 2002. SFAS No. 133 increases volatility in the earnings and stockholders' equity of independent oil companies. Earnings are affected by the ineffective portion of a hedge contract (changes in realized prices that do not match the changes in the hedge price). Ineffective gains or losses are recorded in Interest and other revenue while the hedge contract is open and may increase or reverse until settlement of the contract. Stockholders' equity is affected by the increase or decrease in OCI. Typically, when oil and gas prices increase, OCI decreases. The reduced OCI at March 31, 2002 related to increases in oil and gas prices since December 31, 2001. Of the $13.6 million unrealized gain at March 31, 2002, $10.1 million would be reclassified to earnings over the next twelve month period if prices remained constant. Actual amounts that will be reclassified will vary as a result of changes in prices.

         The Company had hedge agreements with Enron North America Corp. ("Enron") for 22,700 Mmbtu per day at $3.20 per Mmbtu for the first three months of 2002. At December 31, 2001, based on accountants guidance, an allowance for bad debts of $1.3 million was recorded, offset by a $318,000 ineffective gain included in income and a $1.0 million gain included in OCI related to these amounts. The gain included in OCI at year-end 2001 was included in Interest and other revenue in the first quarter of 2002. The last Enron contract expired in March 2002. If the Company recovers any of its $1.6 million unsecured claim, the recovery will be reported as income at that time.

         The Company enters into contracts to reduce the effect of fluctuations in oil and gas prices. These contracts qualify as cash flow hedges. Prior to 2001, gains and losses were determined monthly and included in revenues in the period the hedged production was sold. Starting in 2001, gains or losses on open contracts are recorded in OCI. The Company also enters into swap agreements to reduce the risk of changing interest rates. These agreements qualify as fair value hedges and related income or expense is recorded as an adjustment to interest expense in the period covered.

         Interest and other revenues in the Consolidated Statements of Income reflected ineffective hedging gains of $2.3 million for the three months ended March 31, 2001 and ineffective hedging losses of $1.7 million in the three months ended March 31, 2002. Unrealized hedging gains of $13.6 million (net of $2.0 million losses on interest rate swaps) and OCI of $11.5 million were recorded on the balance sheet at March 31, 2002. See Note 7.

(3)      ACQUISITIONS

         Acquisitions are accounted for as purchases. Purchase prices are allocated to acquired assets based on estimates of fair value. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various properties for $3.5 million and $1.0 million during the three months ended March 31, 2001 and 2002, respectively.

(4)      IPF RECEIVABLES

         At March 31, 2002, IPF had net receivables of $40.4 million after a $18.4 million valuation allowance. The receivables represent overriding royalty interests payable from an agreed-upon share of revenues until a specified return is achieved. The royalties are property interests that serve as security for receivables. On certain receivables, income has been recorded at rates below those specified based on an assessment of risk. The Company estimates that $7.1 million of receivables at March 31, 2002 will be repaid in the next twelve months and are classified as current. Since IPF's receivables primarily relate to oil properties, a decrease in the oil price could cause an increase in IPF's valuation allowance.

(5)      INDEBTEDNESS

         The Company had the following debt and Trust Preferred outstanding as of the dates shown. Interest rates at March 31, 2002, excluding the impact of interest rate swaps, are shown parenthetically (in thousands):

                                                      December 31,     March 31,
                                                          2001           2002
                                                      ------------   ------------
SENIOR DEBT
    Parent credit facility (4.3%)                     $     95,000   $     99,600
                                                      ------------   ------------

NON-RECOURSE DEBT
    Great Lakes credit facility (3.9%)                      75,001         72,000
    IPF credit facility (4.3%)                              23,800         23,100
                                                      ------------   ------------

                                                            98,801         95,100
                                                      ------------   ------------

SUBORDINATED DEBT
    8.75% Senior Subordinated Notes due 2007                79,115         78,240
    6% Convertible Subordinated Debentures due 2007         29,575         28,060
                                                      ------------   ------------

                                                           108,690        106,300
                                                      ------------   ------------

TOTAL DEBT                                                 302,491        301,000

TRUST PREFERRED                                             89,740         87,340
                                                      ------------   ------------

TOTAL                                                 $    392,231   $    388,340
                                                      ============   ============

Subsequent to March 31, 2002, the Company exchanged $5.6 million of 6% Debentures for 906,000 shares of common stock.

         Interest paid in cash during the three months ended March 31, 2001 and 2002 totaled $12.2 million and $9.1 million, respectively. The Company does not capitalize interest expense.

PARENT SENIOR DEBT

         On May 2, 2002, the Company entered into an amended and restated $225.0 million revolving bank facility (the "Parent Facility"). The Parent Facility provides for a borrowing base subject to redeterminations each April and October. The initial borrowing base is $135.0 million. At the Company's election, the borrowing base may increase by up to $10 million during any six month borrowing base period based on a percentage of the face value of subordinated debt retired by the Company. The loan matures in July 2005. The weighted average interest rate was 8.2% and 4.2% for the three months ended March 31, 2001 and 2002. The interest rate is LIBOR plus a margin of 1.50% to 2.25%, depending on outstandings. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At May 3, 2002, the commitment fee was 0.375% and the interest rate margin was 2.00%. At May 3, 2002, the interest rate was 3.9%.

NON-RECOURSE DEBT

         The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base subject to redeterminations each April and October. On May 3, 2002, the borrowing base was $205.0 million of which $61.0 million was available. The loan matures in January 2005. The interest rate on the Great Lakes Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.25% to 0.50%. At March 31, 2002, the commitment fee was 0.375% and the interest rate margin was 1.75%. The average interest rate on the Great Lakes Facility, excluding hedges, was 8.1% and 4.0% for the three months ended March 31, 2001 and 2002. After hedging (see Note 6), the rate was 8.4% and 6.8% for these periods. At May 3, 2002, the interest rate was 3.7% excluding hedges and 6.6% after hedging.

         IPF has a $100.0 million secured revolving credit facility (the "IPF Facility"). The IPF Facility is non-recourse to Range and matures in January 2004. The borrowing base under the IPF Facility is subject to redeterminations each April and October. On May 3, 2002, the borrowing base was $27 million of which $2.3 million was available. The IPF Facility bears interest at LIBOR plus 1.75% to 2.25% depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.375% to 0.50%. The weighted average interest rate on the IPF Facility was 8.2% and 4.1% for the three months ended March 31, 2001 and 2002, respectively. As of May 3, 2002, the interest rate was 4.2%.

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes Due 2007 (the "8.75% Notes") are redeemable at 104.375% of principal, declining 1.46% each January to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to senior debt (as defined). During the three months ended March 31, 2002, the Company exchanged $875,000 face amount of the 8.75% Notes for 175,000 shares of common stock. Exchanges are not reflected on the cash flow statement. The gain on these exchanges is included as a Gain on retirement of securities on the Consolidated Statements of Income. On May 3, 2002, $78.2 million of the 8.75% Notes were outstanding.

         The 6% Convertible Subordinated Debentures Due 2007 (the "6% Debentures") are convertible into common stock at the option of the holder at a price of $19.25 per share. The 6% Debentures mature in 2007 and are redeemable at 103.0% of principal, declining 0.5% each February to 101% in 2006, remaining at that level until it becomes par at maturity. The 6% Debentures are unsecured general obligations subordinated to all senior indebtedness (as defined), including the 8.75% Notes. During the quarters ended March 31, 2001 and 2002, $1.6 million and $1.5 million of 6% Debentures were retired at a discount in exchange for 193,000 and 245,000 shares of common stock, respectively. In addition, $15,000 of 6% Debentures were repurchased for cash in the quarter ended March 31, 2002. Extraordinary gains of $432,000 and $240,000 were recorded in the first quarter of 2001 and 2002, respectively. Subsequent to March 31, 2002, the Company exchanged $5.6 million of 6% debentures for 906,000 shares of common stock. On May 3, 2002, $22.4 million of 6% Debentures were outstanding.

TRUST PREFERRED

         In 1997, a special purpose affiliate (the "Trust") issued $120 million of 5.75% Trust Convertible Preferred Securities (the "Trust Preferred"). The Trust Preferred is convertible into common stock at a price of $23.50 a share. The Trust invested the proceeds in 5.75% convertible junior subordinated debentures of the Company (the "Junior Debentures"). The Junior Debentures and the Trust Preferred mature in 2027 and are currently redeemable at 103.450% of principal, declining 0.58% each November to par in 2007. The Company guarantees payment on the Trust Preferred to a limited extent, which taken with other obligations, provides a full subordinated guarantee. The Company has the right to suspend distributions on the Trust Preferred for five years without triggering a default. The accounts of the Trust are included in the consolidated financial statements after eliminations. Distributions are recorded as interest expense and are tax deductible. In the quarter ended March 31, 2002, $2.4 million of Trust Preferred was reacquired at a discount in exchange for 283,000 shares of common stock. An extraordinary gain of $915,000 was recorded. On May 3, 2002, $87.3 million face amount of the Trust Preferred was outstanding.

         The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at March 31, 2002. Under the most restrictive covenant, which is embodied in the 8.75% Notes, $3.0 million of other restricted payments could be made at March 31, 2002. As this covenant limits the ability to repurchase the 6% convertible debentures and Trust Preferred, the Company may seek to amend it. Under the Parent Facility, common dividends are permitted beginning January 1, 2003. Dividends on the Trust Preferred may not be paid unless certain ratio requirements are met. The Parent Facility provides for a restricted payment basket of $20.0 million plus 50% of net income (excluding GLEP and IPF) plus
66 2/3% of distributions, dividends or payments of debt from or proceeds from sales of equity interests of GLEP and IPF plus 66 2/3% of net cash proceeds from common stock issuances. The Company estimates that $26 million was available under the bank's restricted payment basket on May 3, 2002.

(6)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The Company's financial instruments include cash and equivalents, receivables, payables, debt and commodity and interest rate hedges. The book value of cash and equivalents, receivables and payables is considered representative of fair value because of their short maturity. The book value of bank borrowings is believed to approximate fair value because of their floating rate structure.

         A portion of future oil and gas sales is periodically hedged through the use of option or swap contracts. Realized gains and losses on these instruments are reflected in the contract month being hedged as an adjustment to oil and gas revenue. At times, the Company seeks to manage interest rate risk through the use of swaps. Gains and losses on interest rate swaps are included as an adjustment to interest expense in the relevant periods.

         At March 31, 2002, the Company had hedging contracts covering 43.5 Bcf of gas at prices averaging $3.95 per mcf and 1.5 million barrels of oil averaging $23.56 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on contract prices versus the New York Mercantile Exchange ("NYMEX") price on March 31, 2002, was a net unrealized gain pre-tax of $13.6 million. The contracts expire monthly through December 2005. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on NYMEX. Transaction gains and losses on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were decreased by $23.4 million and increased by $11.7 million due to hedging in the quarters ended March 31, 2001 and 2002, respectively.

         The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                       December 31, 2001           March 31, 2002
                                     ----------------------    ----------------------
                                       Book         Fair         Book         Fair
                                       Value        Value        Value        Value
                                     ---------    ---------    ---------    ---------
Assets
   Cash and equivalents              $   3,253    $   3,253    $     557    $     557
   Marketable securities                 1,220        1,220          851          851
   Commodity swaps                      52,100       52,100       13,552       13,552
                                     ---------    ---------    ---------    ---------
         Total                          56,573       56,573       14,960       14,960
                                     ---------    ---------    ---------    ---------

Liabilities
   Interest rate swaps                  (2,631)      (2,631)      (2,019)      (2,019)
   Long-term debt                     (302,491)    (292,028)    (301,000)    (295,728)
   Trust Preferred                     (89,740)     (50,254)     (87,340)     (51,531)
                                     ---------    ---------    ---------    ---------
         Total                        (394,862)    (344,913)    (390,359)    (349,278)
                                     ---------    ---------    ---------    ---------

         Net financial instruments   $(338,289)   $(288,340)   $(375,399)   $(334,318)
                                     =========    =========    =========    =========

         The following schedule shows the effect of closed oil and gas hedges since the beginning of 2001 and the value of open contracts as of March 31, 2002 (in thousands):


  Quarter                     Hedging Gain/
   Ended                         (Loss)
  -------                     -------------
               Closed Contracts
      2001
  March 31                      $(23,440)
  June 30                         (5,250)
  March 31                         8,450
  December 31                     14,047
                                --------
            Subtotal              (6,193)

      2002
  March 31                        11,727
                                --------
        Total closed            $  5,534
                                ========

                Open Contracts
      2002
  June 30                       $  3,746
  September 30                     3,320
  December 31                      2,610
                                --------
            Subtotal               9,676

      2003
  March 31                           471
  June 30                            800
  September 30                     1,122
  December 31                        848
                                --------
            Subtotal               3,241

      2004
  March 30                           (77)
  June 30                            180
  September 30                       222
  December 31                        197
                                --------
            Subtotal                 522

      2005
  March 31                            (6)
  June 30                             28
  September 30                        46
  December 31                         45
                                --------
            Subtotal                 113
                                --------

     Total open                 $ 13,552
                                ========


         Interest rate swaps are accounted for on the accrual basis with income or expense being recorded as an adjustment to interest expense in the period covered. For the quarter ended March 31, 2002, the related losses were insignificant. Neither the parent company nor IPF had interest rate swaps in effect. However, Great Lakes had nine interest rate swap agreements totaling $100.0 million. Two agreements totaling $45.0 million at LIBOR rates of 7.1% expire in May 2004. Two agreements totaling $20.0 million at 6.2% expire in December 2002. Five agreements totaling $35.0 million at rates averaging 4.65% expire in June of 2003. The fair value of these swaps at March 31, 2002 approximated a net loss of $4.0 million of which 50% is consolidated at Range. While the agreements expiring in May 2004 may be terminated at the counterparty's option on May 26, 2002, such termination is unlikely.

         The combined fair value of gains on oil and gas hedges and net losses on interest rate swaps totaled $11.6 million and appear as an Unrealized hedging gain on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of these counterparties is subject to continuing review.

(7)      COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position or results of operations.

         In 2000, a royalty owner filed suit asking for class action certification against Great Lakes and the Company in New York, alleging that gas was sold to affiliates and gas marketers at low prices, inappropriate post production expenses reduced proceeds to the royalty owners, and improper accounting for the royalty owners' share of gas. The action sought proper accounting, the difference in prices paid and the highest obtainable prices, punitive damages and attorneys' fees. The case has been remanded to state court in New York. While the outcome of the suit is uncertain, the Company believes it will be resolved without material adverse effect on its financial position or results of operations.

(8)      STOCKHOLDERS' EQUITY

         In 1995, the Company issued $28.8 million of $2.03 Convertible Exchangeable Preferred Stock which was convertible into common stock at a price of $9.50. As of December 31, 2001, the issue had been retired.

         The following is a schedule of changes in outstanding common shares since the beginning of 2001:

                                            Quarter
                                             Ended
                             2001        March 31, 2002
                         ------------    --------------
Beginning Balance          49,187,682        52,643,275

Issuance
   Compensation               372,398           140,685
   Stock options              223,594            21,032
   Stock Purchase Plan        263,000                --
   Exchanges for
      6% Debentures           758,597           247,000
      Trust Preferred         291,211           283,200
      $2.03 Preferred         766,889                --
      8.75% Notes             779,960           182,709
   Other                          (56)               --
                         ------------    --------------
                            3,455,593           874,626
                         ------------    --------------

Ending Balance             52,643,275        53,517,901
                         ============    ==============

Supplemental disclosures of non-cash investing and financing activities

                                                Three months Ended
                                                    March 31,
                                             -----------------------
                                                2001         2002
                                             ----------   ----------
                                                 (In thousands)
Common stock issued
     Under benefit plans                     $    1,173   $      466
     Exchanged for fixed income securities   $    5,970   $    3,565

(9)      STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers, and employees pursuant to decisions of the Compensation Committee of the Board. Information with respect to the option plans is summarized below:

                                           Inactive                     Active
                                   ------------------------    -----------------------
                                     Domain         1989       Directors'      1999
                                      Plan          Plan          Plan         Plan         Total
                                   ----------    ----------    ----------   ----------    ----------
Outstanding on December 31, 2001      137,484       542,700       120,000    1,315,113     2,115,297

  Granted                                  --            --            --      715,250       715,250
  Exercised                            (5,782)      (11,375)           --       (3,875)      (21,032)
  Expired                                  --       (22,213)           --      (70,513)      (92,726)
                                   ----------    ----------    ----------   ----------    ----------
                                       (5,782)      (33,588)           --      640,862       601,492
                                   ----------    ----------    ----------   ----------    ----------

Outstanding on March 31, 2002         131,702       509,112       120,000    1,955,975     2,716,789
                                   ==========    ==========    ==========   ==========    ==========

         In 1999, shareholders approved a stock option plan (the "1999 Plan") authorizing the issuance of up to 1.4 million options. In 2001, shareholders approved an increase in the number of options issuable to 3.4 million. The Company has submitted a proposal to shareholders to increase the number of options issuable to 6.0 million at the May 2002 Annual Meeting. All options issued under the 1999 Plan vest 25% per year beginning after one year and have a maximum term of 10 years. During the quarter ended March 31, 2002, 715,250 options were granted under the 1999 Plan at an exercise price of $4.43 a share to all eligible employees, other than the Chairman and the President . At March 31, 2002, 2.0 million options were outstanding under the 1999 Plan at exercise prices of $1.94 to $6.67. On April 1, 2002, the Chairman and the President were granted 250,000 and 175,000 options, respectively. The Compensation Committee intends to review the size of option awards to employees below the senior executive level and may grant additional options to those employees within the next few months.

         In 1994, shareholders approved the Outside Directors' Stock Option Plan (the "Directors' Plan"). In 2000, shareholders approved an increase in the number of options issuable to 300,000, extended the term of the options to ten years and set the vesting period at 25% per year beginning a year after grant. Director's options are normally granted upon election of a Director or annually upon their reelection at the Annual Meeting. At March 31, 2002, 120,000 options were outstanding under the Directors' Plan at exercise prices of $2.81 to $6.00.

         The Company maintains the 1989 Stock Option Plan (the "1989 Plan") which authorized the issuance of up to 3.0 million options. No options have been granted under this plan since 1999. Options issued under the 1989 Plan vest 30% after a year, 60% after two years and 100% after three years and expire in 5 years. At March 31, 2002, 509,112 options remained outstanding under the 1989 Plan at exercise prices of $2.63 to $7.63 a share.

         The Domain stock option plan was adopted when that company was acquired with existing Domain options becoming exercisable into Range common stock. No options have been granted under the Plan since the acquisition. At March 31, 2002, 131,702 options remained outstanding under the Plan at an exercise price of $3.46 a share.

          In total, 2.7 million options were outstanding at March 31, 2002 at exercise prices of $1.94 to $7.63 a share as follows:

                                              Inactive                  Active
                                        --------------------    ----------------------
     Range of              Average      Domain        1989      Directors'     1999
  Exercise Prices      Exercise Price    Plan         Plan         Plan        Plan         Total
  ---------------      --------------   -------      -------    ----------   ---------    ---------
   $1.94  - $4.99          $ 3.31       131,702      356,887        64,000   1,231,450    1,784,039
    5.00  -  9.99          $ 6.68            --      152,225        56,000     724,525      932,750
                                        -------      -------    ----------   ---------    ---------
      Total                             131,702      509,112       120,000   1,955,975    2,716,789
                                        =======      =======    ==========   =========    =========


         In 1997, shareholders approved a plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Acquired shares are subject to a one year holding requirement. To date, all purchase rights have been granted at 75% of market. In May 2001, shareholders approved an increase in the number of shares authorized under the Plan to 1,750,000. Through March 31, 2002, 1,121,319 shares have been sold under the Plan for $4.7 million. At March 31, 2002, rights to purchase 203,000 shares were outstanding.

(10)     BENEFIT PLAN

         The Company maintains a 401(k) Plan which permits employees to contribute up to 50% of salary (with certain limitations) on a pre-tax basis. Historically, the Company has made discretionary contributions to the Plan annually which fully vest after three years of service. In December 2000 and 2001, the Company contributed $483,000 and $554,000, respectively, of common stock to the 401(k) Plan. Employees have a variety of investment options in the 401(k) Plan and are encouraged to diversify based on their personal investment strategies.

(11)     INCOME TAXES

         The Company follows SFAS No. 109, "Accounting for Income Taxes," pursuant to which the liability method is used. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse. The significant components of deferred tax liabilities and assets were as follows (in thousands):

                                        December 31,      March 31,
                                            2001            2002
                                        ------------    ------------
Deferred tax assets
   Net operating loss carryover               61,012    $     63,198
   Percentage depletion carryover              5,256           5,256
   AMT credits and other                         660             660
                                        ------------    ------------
      Total                                   66,928          69,114

Deferred tax liabilities
   Depreciation                              (59,887)        (60,701)
   Unrealized gain on hedging                (16,692)         (6,227)
                                        ------------    ------------
      Total                                  (76,579)        (66,928)
                                        ------------    ------------

   Net deferred tax (liability) asset         (9,651)   $      2,186
                                        ============    ============

A deferred tax liability of $9.7 million was recorded on the balance sheet at year-end 2001. At March 31, 2002, the Company had generated a deferred tax asset which is expected to be used in the course of the year. Therefore, a tax benefit of $2.2 million was recorded on the income statement.

         At December 31, 2001, the Company had regular net operating loss (NOL) carryovers of $174.3 million including alternative minimum tax ("AMT") NOL carryovers of $155.9 million that expire between 2012 and 2020. AMT NOL's generally offset taxable income and to such extent, no income tax payments are required. Regular NOL's utilized in amounts in excess of AMT NOL's generate an alternative minimum tax payment, which can be offset by AMT credits. NOL's generated prior to a change of control are subject to limitations. The Company experienced several changes of control between 1994 and 1998. Consequently, the use of $34.1 million of NOL's is limited to $10.2 million per year. No such annual limitation exists on the remaining NOL's. At December 31, 2001, the Company had a statutory depletion carryover of $6.6 million and an AMT credit carryovers of $660,000 which are not subject to limitation or expiration.

(12)     EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2001          2002
                                                 ----------    ----------
Numerator
    Income before extraordinary item             $   18,080    $    3,326
    Gain on retirement Preferred Stock                  529            --
    Preferred dividends                                  (4)           --
                                                 ----------    ----------
    Numerator for earnings per share,
        before extraordinary item                    18,605         3,326
    Extraordinary item
        Gain on retirement of securities, net           432         1,185
                                                 ----------    ----------
    Numerator for earnings per share,
        basic and diluted                        $   19,037    $    4,511
                                                 ==========    ==========

Denominator
   Weighted average shares, basic                    50,186        52,978
    Dilutive potential common shares
      Stock options                                     202           200
                                                 ----------    ----------
    Denominator for diluted earnings per share       50,388        53,178
                                                 ==========    ==========

Earnings per share, basic and diluted
    Before extraordinary item                    $     0.37    $     0.06
                                                 ==========    ==========
    After extraordinary item                     $     0.38    $     0.08
                                                 ==========    ==========

During the three months ended March 31, 2001 and 2002, 202,149 and 200,342 stock options were included in the computation of diluted earnings per share. Remaining stock options, the 6% Debentures, the Trust Preferred and the $2.03 Preferred were not included because their inclusion would have been antidilutive.

         The Company has and will continue to consider exchanging common stock or equity-linked securities for fixed income securities. Existing stockholders may be materially diluted if substantial exchanges are consummated. The extent of dilution will depend on the number of shares and price at which common stock is issued, the price at which newly issued securities are convertible, and the price at which fixed income securities are acquired.

(13)     MAJOR CUSTOMERS

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts that are cancelable within 30 days. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service. For the three months ended March 31, 2002, three customers accounted for 10% or more of oil and gas revenues. Management believes that the loss of any one customer would not have a material long-term adverse effect on the Company.

         Between late 1999 and June 30, 2001, Great Lakes sold approximately 90% of its gas production to FirstEnergy, at prices based on the close of NYMEX contracts each month plus a basis differential. In mid-2001, Great Lakes began selling its gas to various purchasers including FirstEnergy. Over the next twelve months, Great Lakes expects to sell approximately a third of its gas to FirstEnergy. At December 31, 2001, 91% of Great Lakes gas was being sold at prices based on the close of NYMEX contracts each month plus a basis differential. The remainder is sold at a fixed price.

(14)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

                                                            Three
                                       Year Ended        Months Ended
                                      December 31,         March 31,
                                          2001               2002
                                      ------------       ------------
Book value
    Properties subject to depletion   $  1,032,150       $  1,049,069
    Unproved properties                     25,731             24,613
                                      ------------       ------------
        Total                            1,057,881          1,073,682
    Accumulated depletion                 (512,786)          (529,359)
                                      ------------       ------------

        Net                           $    545,095       $    544,323
                                      ============       ============

Costs incurred
    Development                       $     69,162       $     10,599
    Exploration                             11,405(a)           6,369(a)
    Acquisition                              9,489(b)           1,018(b)
                                      ------------       ------------

        Total                         $     90,056       $     17,986
                                      ============       ============

(a) Includes $5,879 and $5,271 of exploration costs expensed in 2001 and the three months ended March 31, 2002, respectively.

(b) Includes $3,792 and $51 for oil and gas reserves, the remainder represents acreage purchases in 2001 and the three months ended March 31, 2002, respectively.

(15)     INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes financial statements as of or for the three months ended March 31, 2002 (in thousands):

                                       March 31, 2002
                                       --------------
Balance Sheet
Current assets                         $        8,082
Oil and gas properties, net                   156,594
Transportation and field assets, net           15,354
Other assets                                       79
Current liabilities                             7,106
Long-term debt                                 72,000
Members' equity                                95,796

Income Statement
Revenues                               $       12,804
Net income                                      3,067

(16)     EXTRAORDINARY ITEM

         During the first quarter of 2001, 193,000 shares of common stock were exchanged for $1.6 million of 6% Debentures. An extraordinary gain of $432,000 was recorded because the securities were acquired at a discount. In addition, 747,000 shares of common stock were exchanged for $5.3 million of $2.03 Preferred. In the first quarter of 2002, 703,000 shares of common stock were exchanged for $2.4 million of Trust Preferred, $1.5 million of 6% Debentures and $875,000 of 8.75% Notes and $15,000 of 6% Debentures were repurchased for cash. An extraordinary gain of $1.2 million was recorded because the securities were acquired at a discount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2002, the Company spent $18.0 million on development, exploration and acquisitions and debt and Trust Preferred were reduced by $3.9 million. At March 31, 2002, the Company had $557,000 in cash, total assets of $649.7 million and, including the Trust Preferred as debt, a debt to capitalization (including debt, deferred taxes and stockholders' equity) ratio of 63%. Available borrowing capacity on the Company's bank lines at March 31, 2002 was $20.4 million at the parent, a net $28.0 million at Great Lakes and $11.9 million at IPF. On May 3, 2002, under the amended and restated parent facility, there was $35.0 million available borrowing capacity at the Parent. Long-term debt at March 31, 2002 totaled $388.3 million. This included $99.6 million of parent bank borrowings, a net $72.0 million at Great Lakes, $23.1 million at IPF, $78.2 million of 8.75% Notes, $28.1 million of 6% Debentures and $87.3 million of Trust Preferred.

         During the three months ended March 31, 2002, 703,000 shares of common stock were exchanged for $1.5 million of 6% Debentures, $2.4 million of Trust Preferred and $875,000 of 8.75% Notes. A $1.2 million extraordinary gain was recorded as the securities were acquired at a discount.

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

Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 70%, 40%, 10% and 4% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. The $19.0 million of capital expenditures (which included $4.3 million for abandonment) in the three months ended March 31, 2002 were funded with internal cash flow and bank borrowings. Net cash provided by operations for the three months ended March 31, 2001 and 2002 was $33.3 million and $15.5 million, respectively. Cash flow from operations decreased from the prior year with lower prices and higher exploration expense being somewhat offset by lower direct operating and interest expense. Net cash used in investing for the three months ended March 31, 2001 and 2002 was $6.5 million and $19.1 million, respectively. The 2001 period included $14.1 million of additions to oil and gas properties and $2.4 million of IPF investments partially offset by $9.7 million of IPF receipts and $300,000 in asset sales. The 2002 period included $19.0 million of additions to oil and gas properties and $1.6 million of IPF investments, partially offset by $1.5 million of IPF receipts. Net cash used in (provided by) financing for the three months ended March 31, 2001 and 2002 was $27.7 million and $(942,000), respectively. During the first three months of 2002, total debt, including Trust Preferred, declined $3.9 million. Parent bank debt increased but this was more than offset by decreases in non-recourse bank debt of $3.7 million, Subordinated Notes (8.75% Notes and 6% Debentures) of $2.4 million and the Trust Preferred of $2.4 million. The net reduction in debt was the result of exchanges of common stock.

Capital Requirements

         During the three months ended March 31, 2002, the $19.0 million of capital expenditures was funded through cash flow and bank borrowings. The Company seeks to fund its capital budget with internal cash flow. The 2002 capital budget of $100.0 million will seek to increase production and expand the reserve base. The Company currently anticipates the capital expenditure program will be entirely funded with internal cash flow in 2002.

Banking

         The Company maintains three separate revolving bank credit facilities: a $225.0 million facility at the Parent; a $100.0 million facility at IPF and a $275.0 million facility at Great Lakes. Each facility is secured by substantially all the borrowers' assets. The IPF and Great Lakes facilities are non-recourse to Range. As Great Lakes is 50% owned, half its borrowings are consolidated in Range's financial statements. Availability under the facilities is subject to borrowing bases set by the banks semi-annually and in certain other circumstances. The borrowing bases are dependent on a number of factors, primarily the lenders' assessment of the future cash flows. Redeterminations require approval of 75% of the lenders, increases require unanimous approval.

         At May 3, 2002, the Parent had a $135.0 million borrowing base of which $35.0 million was available. IPF had a $27.0 million borrowing base, of which $2.3 million was available. Great Lakes, half of which is consolidated at Range, had a $205.0 million borrowing base, of which $61.0 million was available.

Hedging
                               Oil and Gas Prices

         The Company regularly enters into hedging agreements to reduce the impact of fluctuations in oil and gas prices. The Company's current policy, when futures prices justify, is to hedge 50% to 75% of anticipated production from existing proved reserves on a rolling 12 to 18 month basis. At March 31, 2002, hedges were in place covering 43.5 Bcf of gas at prices averaging $3.95 per Mmbtu and 1.5 million barrels of oil at prices averaging $23.56 per barrel. Their fair value at March 31, 2002 (the estimated amount that would be realized on termination based on contract versus NYMEX prices) was a net unrealized pre-tax gain of $13.6 million. The contracts expire monthly and cover approximately 70%, 40%, 10% and 4% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings as it occurs. Net decreases to oil and gas revenues from hedging for the three months ended March 31, 2001 were $23.4 million and oil and gas revenues were increased by $11.7 million from hedging for the three months ended March 31, 2002.

                                 Interest Rates

         At March 31, 2002, Range had $388.3 million of debt (including Trust Preferred) outstanding. Of this amount, $193.6 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $194.7 million bore interest at floating rates which averaged 3.7% at that date. At times, the Company enters into interest rate swap agreements to limit the impact of interest rate fluctuations on its floating rate debt. At March 31, 2002, Great Lakes had interest rate swap agreements totaling $100.0 million. Two agreements totaling $45.0 million at rates of 7.1% expire in May 2004, two agreements totaling $20.0 million at 6.2% expire in December 2002, and five agreements totaling $35.0 million at rates averaging 4.65% expire in June 2003. The values of these swaps are marked to market quarterly. The fair value of the swaps, based on then current quotes for equivalent agreements at March 31, 2002, was a net loss of $4.0 million, of which 50% is consolidated at Range. The 30-day LIBOR rate on March 31, 2002 was 1.88%. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.4 million in annual interest expense. While the agreements expiring in May 2004 may be terminated at the counterparty's option on May 26, 2002, such termination is unlikely.

Capital Restructuring Program

         As described in Note 1 to the Consolidated Financial Statements, the Company took a number of steps beginning in 1998 to strengthen its financial position. These steps included asset sales and the exchange of common stock for fixed income securities. These initiatives have helped reduce parent company bank debt from $365.2 million to $99.6 million and total debt (including Trust Preferred) from $727.2 million to $388.3 million at March 31, 2002. While the Company's financial position has stabilized, management believes debt remains too high. To return to its historical posture of consistent profitability and growth, the Company believes it should further reduce debt. Management currently believes the Company has sufficient cash flow and liquidity to meet its obligations for the next twelve months. However, a significant drop in oil and gas prices or a reduction in production or reserves would reduce the Company's ability to fund capital expenditures and meet its financial obligations.

INFLATION AND CHANGES IN PRICES

         The Company's revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During the first three months of 2002, the Company received an average of $22.66 per barrel of oil and $3.26 per mcf of gas after hedging. Although certain of the Company's costs and expenses are affected by the general inflation, such inflation does not normally have a significant effect on the Company. However, industry specific inflationary pressure built up in late 2000 and 2001 due to favorable conditions in the industry. While product prices declined in late 2001 and the first quarter of 2002, the cost of services in the industry have not declined by the same percentage. Further increases in product prices could cause industry specific inflationary pressures to again increase.

RESULTS OF OPERATIONS

         The following table identifies certain items in the results of operations and is presented to assist in comparison of the first quarter 2002 to the same period of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

                                            Three Months Ended
                                                 March 31,
                                         ------------------------
                                            2001          2002
                                         ----------    ----------
Increase (Decrease) in Revenues:
  Writedown of marketable securities     $   (1,310)   $     (369)
  Adjustment to IPF valuation reserves        1,097        (1,126)
  Ineffective portion of hedges               2,266        (1,700)
  (Loss) gain from sales of assets              298            (1)
  Hedging gains (losses)                    (23,440)       11,727
                                         ----------    ----------
                                         $  (21,089)   $    8,531
                                         ==========    ==========

Extraordinary Items:
   Gain on retirement of securities      $      432    $    1,185
                                         ==========    ==========


Comparison of 2002 to 2001

         Quarters Ended March 31, 2001 and 2002

         Net income in the first quarter of 2002 totaled $4.5 million, compared to $18.5 million in the prior year period. Gains on retirement of securities of $432,000 and $1.2 million are included in the three months ended March 31, 2001 and 2002, respectively. Production declined to 149.1 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519. Late in 2001, the operator of Matagorda Island 519 began a workover on the L-4 well with the intent of adding production from a shallower formation. During the workover, the well was damaged and attempts to bring it back have failed to date. Revenues declined primarily due to a decrease in average prices per mcfe to $3.30. The average prices received for oil decreased 16% to $22.66 per barrel and 23% for gas to $3.26 per mcf. Production expenses decreased 27% to $9.2 million as a result of significantly lower production taxes and workover costs in the Gulf of Mexico. Operating cost (including production taxes) per mcfe produced averaged $0.69 in 2002 versus $0.93 in 2001.

         Transportation and processing revenues decreased 21% to $774,000 with significantly lower NGL prices somewhat offset by increased volumes. IPF recorded to a loss of $601,000, a decrease of $3.0 million from the 2001 period, which included a $1.1 million favorable valuation allowance adjustment. The 2002 period includes a $1.1 million unfavorable valuation allowance adjustment. IPF net also declined from the previous year due to lower oil and gas prices and a smaller portfolio balance. During the quarter ended March 31, 2002, IPF expenses included $394,000 of administrative costs and $253,000 of interest, compared to prior year period administrative expenses of $519,000 and interest of $691,000.

         Exploration expense increased $4.2 million to $5.3 million, primarily due to additional seismic activity and $3.5 million of dry hole costs in East Texas. General and administrative expenses increased 3% to $3.6 million in the quarter.

         Interest and other income decreased from a positive $1.5 million in 2001 to a loss of $2.0 million. The 2001 period included $2.3 million of ineffective hedging gains, $298,000 of gains on asset sales offset by a $1.3 million write down of marketable securities. The 2002 period included $1.7 million of ineffective hedging losses and a $369,000 write down of marketable securities. Interest expense decreased 36% to $5.8 million as a result of the lower outstanding debt and falling interest rates. Total debt was $428.4 million and $388.3 million at March 31, 2001 and 2002, respectively. The average interest rates were 8.2% and 5.3%, respectively, at March 31, 2001 and 2002 which includes both fixed and variable rate debt.

         Depletion, depreciation and amortization ("DD&A") decreased 6% from the first quarter of 2001 primarily due to the effect of a provision for impairment of proved properties taken at year-end 2001 and lower production. The per mcfe DD&A rate for the first quarter of 2002 was $1.30, a $0.07 decrease from the rate for the first quarter of 2001. The DD&A rate is determined based on year-end reserves (which are evaluated based on a published ten-year price strip) and the net book value associated with them and, to a lesser extent, deprecation on other assets owned. The Company currently expects its DD&A rate for the remainder of 2002 to approximate $1.30 per mcfe. The high DD&A rate will make it difficult for the Company to remain profitable if commodity prices fall materially.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Range views and manages its ongoing market risk exposures. The Company's market risk sensitive instruments were entered into for purposes other than trading.

         Commodity Price Risk. Range's major market risk exposure is to oil and gas pricing. Realized pricing is primarily driven by worldwide prices for oil and market prices for North American gas production. Oil and gas prices have been volatile and unpredictable for many years.

         The Company periodically enters into hedging arrangements with respect to its oil and gas production. Pursuant to these swaps, Range receives a fixed price for its production and pays market prices to the contract counterparty. This hedging is intended to reduce the impact of oil and gas price fluctuations on the Company's results and not to increase profits. Realized gains or losses are generally recognized in oil and gas revenues when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or other comprehensive income ("OCI"). The gains or losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Of the $13.6 million unrealized pre-tax gain included in OCI at March 31, 2002, $10.1 million would to be reclassified to earnings over the next twelve month period if prices remained constant. The actual amounts that will be reclassified will vary as a result of changes in prices. Range does not hold or issue derivative instruments for trading purposes.

         As of March 31, 2002, oil and gas hedges were in place covering 43.5 Bcf of gas and 1.5 million barrels of oil. Their fair value, represented by the estimated amount that would be realized on termination based on contract versus NYMEX prices, was a net unrealized pre-tax gain of $13.6 million at March 31, 2002. These contracts expire monthly through December 2005 and cover approximately 70%, 40%, 10% and 4% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Net realized losses incurred relating to these swaps for the three months ended March 31, 2001 were $23.4 million and net realized gains were $11.7 million for the three months ended March 31, 2002.

         In the first three months of 2002, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $1.4 million. If oil and gas future prices at March 31, 2002 had declined 10%, the unrealized hedging gain at that date would have increased $18.5 million.

         At March 31, 2002, Range had $388.3 million of debt (including Trust Preferred) outstanding. Of this amount, $193.6 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $194.7 million bore interest at floating rates averaging 3.7%. At March 31, 2002, Great Lakes had nine interest rate swap agreements totaling $100.0 million (See Note 7) which had a fair value loss of $2.0 million at that date. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.4 million in annual interest expense.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on its financial position or results of operations. In February 2000, a royalty owner filed suit asking for class certification against Great Lakes and the Company in New York, alleging that gas was sold to affiliates and gas marketers at low prices and inappropriate post production expenses reduced proceeds to the royalty owners and that the royalty owners' share of gas was improperly accounted for. The action sought a proper accounting, an amount equal to the difference in prices paid and the highest obtainable prices, punitive damages and attorneys' fees. While the outcome is uncertain, Great Lakes believes the suit will be resolved without material adverse effect on its financial position or result of operations.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable

         (b)      Not applicable

         (c) At various times during the quarter ended March 31, 2002, Range issued common stock in exchange for fixed income securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the quarter ended March 31, 2002, a total of $1.5 million face value of the 6% Debentures were retired in exchange for 245,000 shares of common stock, $875,000 face value of $8.75 Notes was retired in exchange for 175,000 shares of common stock, $2.4 million face value of Trust Preferred were exchanged for 283,000 shares of common stock.

         (d)      Not applicable.

Item 3.  Not applicable

Item 4.  Not applicable.

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None.

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                       RANGE RESOURCES CORPORATION



                                       By: /s/ Eddie M. LeBlanc
                                          --------------------------------------
                                          Eddie M. LeBlanc
                                          Chief Financial Officer




May 7, 2002

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                               DESCRIPTION
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

        3.1.12.             Certificate of Amendment of Certificate of
                            Incorporation dated May 25, 2000 (incorporated by reference to the Company's Form 10-Q dated August 8,
                            2000).

         3.2.1. By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No. 33-31558).

         3.2.2              Amended and Restated By-laws of the Company dated
                            May 24, 2001.

          10.1* $225,000,000 amended and restated Credit Agreement among Range Resources Corporation, as Borrower, and
                            Bank One, N.A., and the institutions named herein as lenders, Bank One, NA, as administrative agent and Banc One Capital Markets, Inc., as joint lead arranger and joint bookrunner and JP Morgan Chase
                            Bank, as joint lead arranger and joint bookrunner effective May 2, 2002.

          10.2*             Amended and Restated Range Resources Corporation
                            401(k) Plan and Trust, effective January 1, 1997 including adoption agreement.

* Filed herewithin.