Form 10-Q
period 2002-06-30
RANGE RESOURCES CORP
filed 2002-08-14
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)

      {x}       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

      { }          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


           54,764,002 Common Shares were outstanding on July 26, 2002.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


         The financial statements included herein should be read in conjunction with the Company's latest Form 10-K. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations. All adjustments are of a normal recurring nature unless otherwise disclosed. These financial statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

         On July 11, 2002, the Board of Directors of the Company approved the Audit Committee's recommendation to hire KPMG, LLP ("KPMG") as the Company's independent auditors to replace Arthur Andersen LLP ("Arthur Andersen"), who was dismissed immediately. KPMG's appointment was announced on July 15, 2002. As part of the auditor selection process, KPMG performed its normal client acceptance procedures with respect to the Company. In connection with these procedures, KPMG advised the Company that it believes a different accounting principle should have been used to determine the amount of gain recognized in 1999 upon the formation of the Great Lakes joint venture. The interim financial statements included herein reflect this restatement. For additional details of the transactions involved in the restatement and their impact on the Consolidated Financial Statements, see Note 1 to Consolidated Financial Statements.

         While it was not required, the Company engaged KPMG to reaudit the three years ended December 31, 2001. The reaudits are expected to be completed by September 30, 2002. Upon completion of the reaudits, there could be a change in the estimate of the proper amounts to be recorded for the Great Lakes transaction (see below) as well as other adjustments for the years being reaudited. As in the case of the Great Lakes restatement, adjustments to prior periods would generally have an impact on current and future financial statements due to adjustments to depreciation, depletion and amortization, deferred tax accounting, stockholder's equity or other accounts. Any such adjustments will be fully disclosed upon completion of the reaudits. Because adjustments for the years being reaudited, if any, would likely have an impact on the Company's reported financial statements for the three months ended June 30, 2002, KPMG has informed the Company that it can not complete its review in accordance with statement on Auditing Standards No.71 until the reaudit is substantially complete.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                    DECEMBER 31,        JUNE 30,
                                                                        2001              2002
                                                                    ------------      ------------
                                                                     (Restated)

                                    ASSETS
Current assets
     Cash and equivalents                                           $      3,253      $      4,125
     Accounts receivable                                                  24,572            25,668
     IPF receivables (Note 5)                                              7,000             7,747
     Unrealized hedging gain (Note 3)                                     36,768             7,643
     Inventory and other                                                   4,084             2,018
                                                                    ------------      ------------
                                                                          75,677            47,201
                                                                    ------------      ------------

IPF receivables (Note 5)                                                  34,402            29,609
Unrealized hedging gain (Note 3)                                          12,701               568

Oil and gas properties, successful efforts (Note 15)                   1,050,095         1,083,999
    Accumulated depletion                                               (512,786)         (546,528)
                                                                    ------------      ------------
                                                                         537,309           537,471
                                                                    ------------      ------------

Transportation and field assets (Note 3)                                  31,288            32,225
    Accumulated depreciation                                             (13,576)          (15,298)
                                                                    ------------      ------------
                                                                          17,712            16,927
                                                                    ------------      ------------

Other (Note 3)                                                             3,997             9,173
                                                                    ------------      ------------
                                                                    $    681,798      $    640,949
                                                                    ============      ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Accounts payable                                               $     26,944      $     22,975
     Accrued liabilities                                                   9,947             6,398
     Accrued interest                                                      5,124             4,946
     Unrealized hedging loss                                                  --               834
                                                                    ------------      ------------
                                                                          42,015            35,153
                                                                    ------------      ------------

Senior debt (Note 6)                                                      95,000            98,300
Non-recourse debt (Note 6)                                                98,801            92,000
Subordinated notes (Note 6)                                              108,690            95,691

Trust Preferred (Note 6)                                                  89,740            87,340

Deferred taxes (Note 12)                                                   6,845                --
Unrealized hedging loss (Note 3)                                              --             2,965

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 9 and 10)
     Preferred stock, $1 par, 10,000,000 shares authorized,
        $2.03 Convertible Preferred, none issued or outstanding               --                --
     Common stock, $.01 par, 100,000,000 shares authorized,
        52,643,275 and 54,757,976 outstanding, respectively                  526               548
     Capital in excess of par value                                      376,357           386,375
     Retained earnings (deficit)                                        (177,023)         (163,101)
     Other comprehensive income (Note 3)                                  40,847             5,678
                                                                    ------------      ------------
                                                                         240,707           229,500
                                                                    ------------      ------------
                                                                    $    681,798      $    640,949
                                                                    ============      ============

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              THREE MONTHS                        SIX MONTHS
                                                             ENDED JUNE 30,                      ENDED JUNE 30,
                                                     ------------------------------      ------------------------------
                                                         2001              2002             2001               2002
                                                     ------------      ------------      ------------      ------------
                                                      (Restated)                          (Restated)
Revenues
   Oil and gas sales                                 $     54,787      $     48,626      $    112,880      $     92,909
   Transportation and processing                              719               924             1,701             1,698
   IPF, net                                                 1,513            (1,186)            3,949            (1,787)
   Interest and other                                       1,836            (1,235)            3,318            (3,244)
                                                     ------------      ------------      ------------      ------------
                                                           58,855            47,129           121,848            89,576
                                                     ------------      ------------      ------------      ------------

Expenses
   Direct operating                                        11,742             9,938            24,346            19,142
   Exploration                                              1,363             2,172             2,445             7,443
   General and administrative                               3,455             3,863             6,925             7,439
   Interest                                                 7,976             5,974            17,093            11,791
   Depletion, depreciation and amortization                18,879            18,203            37,402            35,515
                                                     ------------      ------------      ------------      ------------
                                                           43,415            40,150            88,211            81,330
                                                     ------------      ------------      ------------      ------------

Pretax income                                              15,440             6,979            33,637             8,246

Income taxes (Note 12)
    Current                                                   (51)               45               (51)               45
    Deferred                                                   --              (695)               --            (3,691)
                                                     ------------      ------------      ------------      ------------
                                                              (51)             (650)              (51)           (3,646)
                                                     ------------      ------------      ------------      ------------

Income before extraordinary item                           15,491             7,629            33,688            11,892

Gain on retirement of securities (Note 17)                  1,610               845             2,042             2,030
                                                     ------------      ------------      ------------      ------------

Net income                                           $     17,101      $      8,474      $     35,730      $     13,922
                                                     ============      ============      ============      ============

Comprehensive income (loss) (Note 3)                 $     66,534      $        664      $     54,043      $    (21,247)
                                                     ============      ============      ============      ============

Earnings per share, basic and diluted (Note 13)
   Before extraordinary item                         $       0.30      $       0.14      $       0.67      $       0.22
                                                     ============      ============      ============      ============
   After extraordinary item                          $       0.33      $       0.15      $       0.71      $       0.26
                                                     ============      ============      ============      ============






                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                           SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------
                                                           2001              2002
                                                       ------------      ------------
                                                        (Restated)
CASH FLOWS FROM OPERATIONS
  Net income                                           $     35,730      $     13,922
  Adjustments to reconcile net income to
    net cash provided by operations:
        Deferred income taxes                                    --            (3,691)
        Depletion, depreciation and amortization             37,402            35,515
        Writedown of marketable securities                    1,348             1,220
        Unrealized hedging (gains) losses                    (3,250)            2,162
        Adjustment to IPF receivables                        (2,320)            2,567
        Amortization of deferred offering costs               1,382               411
        Gain on retirement of securities                     (1,948)           (2,055)
        Gain on sale of assets                               (1,066)              (26)
        Changes in working capital:
             Accounts receivable                             (5,586)           (1,311)
             Inventory and other                                906               846
             Accounts payable                                 2,480             1,705
             Accrued liabilities                             (1,319)           (5,124)
                                                       ------------      ------------
                  Net cash provided by operations            63,759            46,141
                                                       ------------      ------------

CASH FLOWS FROM INVESTING
  Oil and gas properties                                    (33,306)          (38,604)
  IPF repayments (net of fundings)                            6,862             1,534
  Asset sales                                                 1,031                20
                                                       ------------      ------------
                  Net cash used in investing                (25,413)          (37,050)
                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Repayment)/borrowing of debt                            (39,208)           (9,433)
    Preferred dividends                                          (8)               --
    Issuance of common stock                                  1,214             1,214
                                                       ------------      ------------
                  Net cash used in financing                (38,002)           (8,219)
                                                       ------------      ------------

Change in cash                                                  344               872
Cash and equivalents, beginning of period                     2,485             3,253
                                                       ------------      ------------
Cash and equivalents, end of period                    $      2,829      $      4,125
                                                       ============      ============






                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      RESTATEMENT


         On July 11, 2002, KPMG LLP ("KPMG") was selected as the Company's independent auditors to replace Arthur Andersen LLP ("AA"), who was dismissed immediately. As part of the auditor selection process, KPMG performed its normal client acceptance procedures with respect to the Company. In connection with these procedures, KPMG advised the Company that it believes a different accounting principle should have been used to determine the amount of gain recognized in 1999 upon the formation of the Great Lakes joint venture. Under this accounting principle, (i) the gain recognized in 1999 should be reduced from $39.8 million to $31.0 million and (ii) income recognized in periods subsequent to September 30, 1999 should be increased. The Company has restated the financial statements included herein for the above mentioned item. Due to this restatement, the December 2001 balance sheet, has been modified and; therefore, that balance sheet is now unaudited until the completion of the three year audit. At March 31, 2002, the restatement decreased oil and gas properties $7.7 million, increased the deferred tax asset $0.8 million and decreased stockholders' equity $6.8 million.

         In connection with this process, KPMG advised AA of its different interpretation of the accounting for the transaction. AA advised that it continues to believe that the original amount of gain recognized in 1999 upon the formation of the Great Lakes joint venture is appropriate.

         While it was not required, in order to provide additional assurance to its shareholders, the Company engaged KPMG to reaudit the three years ended December 31, 2001. The reaudits are expected to be completed by September 30, 2002. Upon completion of the reaudits, there could be a change in the estimate of the proper amounts to be recorded for the Great Lakes transaction (see below) as well as other adjustments for the years being reaudited. As in the case of the Great Lakes restatements, adjustments to prior periods would generally have an impact on current and future financial statements due to amortization, deferred tax accounting, stockholder's equity or other accounts. Any such adjustments will be fully disclosed upon completion of the reaudits.

The following shows the effect of the restatement (in thousands, except per share amounts):

         YEARS ENDED DECEMBER 31,                  AS FILED          RESTATED
--------------------------------------------     ------------      ------------

                 1999

Interest and other                               $     40,230      $     31,349
Depletion, depreciation and amortization               76,447            76,319
Pretax loss                                            (8,622)          (17,375)
Net loss                                               (7,793)          (16,546)
Loss per share before extraordinary gain                (0.34)            (0.58)
Loss per share after extraordinary gain                 (0.27)            (0.51)
Oil and gas properties                                978,919           970,166
Retained deficit                                     (214,630)         (223,383)
Stockholders' equity                                  127,171           118,418

                 2000

Depletion, depreciation and amortization         $     72,242      $     71,767
Pretax income                                          18,624            19,099
Net income                                             37,961            38,436
Earnings per share before extraordinary gain             0.57              0.58
Earnings per share after extraordinary gain              0.99              1.00
Oil and gas properties                              1,014,939         1,006,662
Retained deficit                                     (178,223)         (186,500)
Stockholders' equity                                  185,207           176,930

                 2001

Depletion, depreciation and amortization         $     77,825      $     77,334
Pretax income                                           4,994             5,485
Net income                                              8,996             9,487
Earnings per share before extraordinary gain             0.11              0.12
Earnings per share after extraordinary gain              0.19              0.20
Oil and gas properties                              1,057,881         1,050,095
Deferred taxes                                          9,651             6,845
Retained deficit                                     (169,237)         (177,023)
OCI                                                    38,041            40,847
Stockholders' equity                                  245,687           240,707

              QUARTERS ENDED:                      As Filed          Restated
--------------------------------------------     ------------      ------------

                 2000
March 31, 2000
Depletion, depreciation and amortization         $     18,106      $     17,989
Pretax income                                             748               865
Net income                                              4,281             4,398
Earnings per share before extraordinary gain             0.03              0.04
Earnings per share after extraordinary gain              0.12              0.13
Oil and gas properties                                982,483           973,848
Retained deficit                                     (210,869)         (219,504)
Stockholders' equity                                  134,164           125,529

June 30, 2000
Depletion, depreciation and amortization         $     17,216      $     17,095
Pretax income                                             660               780
Net income                                              8,735             8,855
Oil and gas properties                                981,915           973,399
Retained deficit                                     (202,599)         (211,115)
Stockholders' equity                                  147,900           139.384

September 30, 2000
Depletion, depreciation and amortization         $     17,424      $     17,313
Pretax income                                           3,703             3,815
Net income                                              7,756             7,869
Oil and gas properties                                995,757           987,354
Retained deficit                                     (195,292)         (203,695)
Stockholders' equity                                  162,371           153,968

December 31, 2000
Depletion, depreciation and amortization         $     19,496      $     19,370
Pretax income                                          13,513            13,639
Net income                                             17,189            17,314
Oil and gas properties                              1,014,939         1,006,662
Retained deficit                                     (178,223)         (186,500)
Stockholders' equity                                  185,207           176,930

                 2001
March 31, 2001
Depletion, depreciation and amortization         $     18,639      $     18,523
Pretax income                                          18,080            18,196
Net income                                             18,512            18,628
Oil and gas properties                              1,029,022         1,020,861
Retained deficit                                     (159,714)         (167,875)
Stockholders' equity                                  175,345           167,184

              QUARTERS ENDED:                      As Filed          Restated
--------------------------------------------     ------------      ------------

June 30, 2001
Depletion, depreciation and amortization         $     18,998      $     18,879
Pretax income                                          15,321            15,440
Deferred taxes                                          1,528                --
Gain on retirement of securities                          895             1,610
Net income                                             14,739            17,101
Earnings per share before extraordinary gain             0.27              0.30
Earnings per share after extraordinary gain              0.29              0.33
Oil and gas properties                              1,045,871         1,037,829
Deferred tax liability                                 11,615             9,372
Retained deficit                                     (144,979)         (150,779)
Stockholders' equity                                  243,781           237,981

September 30, 2001
Depletion, depreciation and amortization         $     19,330      $     19,203
Pretax income                                           9,800             9,927
Deferred taxes                                          3,430             2,093
Gain on retirement of securities                          319              (396)
Net income                                              6,689             7,438
Earnings per share before extraordinary gain             0.12              0.15
Earnings per share after extraordinary gain              0.13              0.14
Oil and gas properties                              1,076,737         1,068,821
Deferred tax liability                                 23,302            20,437
Retained deficit                                     (138,291)         (143,341)
Stockholders' equity                                  266,852           261,802

December 31, 2001
Depletion, depreciation and amortization         $     20,858      $     20,729
Pretax loss                                           (38,208)          (38,079)
Deferred Taxes                                         (4,958)           (2,093)
Net loss                                              (30,945)          (33,681)
Loss per share before extraordinary gain                (0.64)            (0.69)
Loss per share after extraordinary gain                 (0.59)            (0.65)
Oil and gas properties                              1,057,881         1,050,095
Deferred tax liability                                  9,651             6,845
Retained deficit                                     (169,237)         (177,023)
OCI                                                    38,041            40,847
Stockholders' equity                                  245,687           240,707

                   2002
March 31, 2002
Depletion, depreciation and amortization         $     17,439      $     17,312
Pretax income                                           1,140             1,267
Deferred taxes                                         (2,186)           (2,996)
Net income                                              4,511             5,448
Earnings per share before extraordinary gain             0.06              0.08
Earnings per share after extraordinary gain              0.08              0.10
Oil and gas properties                              1,073,682         1,066,023
Other assets                                            5,004             7,756
Retained deficit                                     (164,726)         (171,575)
OCI                                                    11,546            13,488
Stockholders' equity                                  227,792           222,885

(2)      ORGANIZATION AND NATURE OF BUSINESS


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

         After a decade of rapid growth and consistent profitability, Range concluded a series of unsuccessful acquisitions in 1997 and 1998. Due to the poor performance of the purchases, substantial write-downs were required and the Company was forced to retrench. Staff was reduced, capital expenditures cut, assets sold and a program of exchanging common stock for fixed income securities was initiated. Since year-end 1998, parent company bank debt has been reduced 73% to $98.3 million. Total debt, including Trust Preferred, has been reduced 49% to $373.3 million. As a result, the Company's financial position has improved substantially. The Company expects to continue to retire debt with internal cash flow and may continue to exchange common stock or equity-linked securities for indebtedness. Stockholders could be materially diluted if a substantial amount of debt is exchanged. The extent of dilution will depend on a number of factors, including the number of shares issued, the price at which stock is issued or newly issued securities are convertible into common stock and the price at which debt is reacquired. While such exchanges reduce existing stockholders' proportionate ownership, management believes they enhance the Company's financial flexibility and should increase the market value of its common stock over time.

         With its financial strength largely restored, the Company began to refocus on increasing production and reserves in 2001. As part of this effort, the exploration and production effort was placed under the direction of a newly hired Executive Vice President in early 2001. Due to reserve revisions and asset sales, reserves and production fell in 1999 and 2000. In 2001, production increased slightly but reserves continued to decrease as the capital program did not replace production. The Company has announced a $100 million capital budget of for 2002 and based on that budget, sought to increase production and reserves during the year. Due to certain production interruptions experienced in the first quarter of the year, production in 2002 may not increase over that recorded in 2001. However, the Company believes production will again begin to grow in comparison to prior year quarters by year-end.

         The Company believes it has sufficient liquidity and cash flow to meet its obligations for the next twelve months. However, a material drop in oil and gas prices or a reduction in production and reserves would reduce its ability to fund capital expenditures, reduce debt and meet its financial obligations. In addition, the Company's high depletion, depreciation and amortization ("DD&A") rate may make it difficult to remain profitable if oil and gas prices decline. The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire reserves on an attractive basis, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide an attractive return and the highly competitive nature of the industry. The Company's ability to expand its reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, borrowings or the issuance of debt or equity securities.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company, majority-owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of Great Lakes. Liquid investments with maturities of ninety days or less are considered cash equivalents. Certain reclassifications have been made to the presentation of prior periods to conform with current year presentation. The Company's financial statements for the last three years are currently being reaudited. The reaudits should be completed by September 30, 2002. To date, the historical statements have been restated only with respect to the gain reported on the Great Lakes transaction in 1999. Other revisions may be required as a result of the reaudit. As in the case of the Great Lakes restatement, adjustments to prior periods would generally have an impact on current and future financial statements due to adjustments to depreciation, depletion and amortization, deferred tax accounting, stockholders' equity or other accounts. Any such adjustments will be fully disclosed upon completion of the reaudits.


REVENUE RECOGNITION

         The Company recognizes revenues from the sale of products and services in the period delivered. Payments received at IPF relating to return are recognized as income; remaining receipts reduce receivables. Although receivables are concentrated in the oil industry, the Company does not view this as an unusual credit risk. However, IPF's receivables are from small independent operators who usually have limited access to capital and the assets which underlie the receivables lack diversification. Therefore, operational risk is substantial and there is significant risk that required maintenance and repairs, development and planned exploitation may be delayed or not accomplished. At December 31, 2001 and June 30, 2002, IPF had valuation allowances of $17.3 million and $19.8 million and the Company had other allowances for doubtful accounts of $2.2 million and $825,000, respectively. A decrease in oil prices would be likely to cause an increase in IPF's valuation allowance.

MARKETABLE SECURITIES

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments," pursuant to which the holdings of equity securities qualify as available-for-sale and are recorded at fair value. Unrealized gains and losses are reflected in Stockholders' equity as a component of Other comprehensive income. A decline in the market value of a security below cost deemed other than temporary is charged to earnings. Realized gains and losses are reflected in income. The Company has owned approximately 15% of a very small publicly traded independent exploration and production company. This company has experienced growing difficulties, operationally and financially. During the first six months of 2001 and 2002, the Company determined that the decline in the market value of this equity security it holds was other than temporary and losses of $1.3 million and $1.2 million, respectively, were recorded as reductions to Interest and other revenues. Based on its analysis of the investment and its assessment of the prospects of realizing any value on the stock, the Company determined that the investment had no determinable value at June 30, 2002 and the book value of the investment was fully reserved.

GREAT LAKES

         In 1999, the Company contributed its Appalachian assets to Great Lakes, retaining a 50% interest in the venture. The other 50% is held by FirstEnergy Corp. Great Lakes' proved reserves, 86% of which are gas, were 423.1 Bcfe at December 31, 2001. In addition, the joint venture owned 4,600 miles of gas gathering and transportation lines and a leasehold position of approximately 1.1 million (497,000 net) acres. Great Lakes has over 1,400 proved drilling locations within existing fields. At year-end, Great Lakes had a reserve life index of 17 years. As mentioned in Note 1, the gain recognized in 1999 upon the formation of Great Lakes has been restated in these financial statements.

INDEPENDENT PRODUCER FINANCE

         IPF acquires dollar denominated royalties in oil and gas properties from small producers. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received believed to relate to the return are recognized as income; remaining receipts reduce receivables. Receivables classified as current represent the return of capital expected within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts established. At June 30, 2002, IPF's valuation allowance totaled $19.8 million. On certain receivables, income is recorded at rates below those specified due to an assessment of risk. The receivables are non recourse and are from small independent operators who usually have limited access to capital and the property interests backing the receivables frequently lack diversification. Due to the decreasing significance of IPF to the Company, IPF's net results are currently reported in one line in the revenue section of the Consolidated Statements of Income. Due to favorable oil and gas prices in early 2001, certain of IPF's receivables began to generate greater than anticipated returns. As a result, $816,000 and $1.9 million increases in receivables were recorded as additional income for the three months and the six months ended June 30, 2001, respectively. In addition, the IPF valuation allowance was reduced $406,000 in the second quarter of 2001 which had a favorable impact on IPF reported net revenues. In the first quarter of 2002, based on price declines and the disappointing performance of certain properties, the valuation allowance was increased $1.1 million which was recorded as a decrease to income. In the second quarter of 2002, the valuation allowance was increased again by $1.4 million. During the second quarter of 2002, IPF revenues were $992,000 offset by $476,000 of general and administrative costs and $261,000 of interest. During the same period of the prior year, revenues were $1.1 million, the $406,000 favorable valuation adjustment and the $816,000 favorable increase to receivables offset by general and administrative expenses of $419,000 and $393,000 of interest. IPF's receivables have declined from a high of $77.2 million in 1998 to $37.4 million at June 30, 2002, as it has focused on recovering as much as possible of its investments. During this period, IPF's debt declined from $60.1 million to $23.5 million. The Company is assessing alternatives relating to its ownership of IPF.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Wells subsequently determined to be a dry hole are then charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. DD&A rates were $1.36 and $1.33 per mcfe in the quarters ended June 30, 2001 and 2002 and $1.36 and $1.31 for the six months ended June 30, 2001 and 2002, respectively. Unproved properties had a net book value of $25.7 million and $21.5 million at December 31, 2001 and June 30, 2002, respectively.

TRANSPORTATION AND FIELD ASSETS

         The Company's gas gathering systems are generally located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company also receives third party income for providing certain field services which are recognized as earned. These earnings approximated $500,000 in each of the three month periods ended June 2001 and 2002, and $900,000 and $1,000,000 for the six month periods, respectively. Depreciation on the associated field assets is calculated on the straight-line method based on estimated useful lives of three to seven years. Buildings are depreciated over ten years.

OTHER ASSETS

         The expense of issuing debt is capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities (using the sum-of-the-years digits amortization method). When a security is retired prior to maturity, related unamortized costs are expensed. At June 30, 2002, these capitalized costs totaled $3.6 million. In the second quarter of 2002, the Company had a deferred tax asset of $4.6 million which is included in Other assets. This deferred tax asset was $4.9 million at March 31, 2002. At December 31, 2001, the Company had a $6.8 million net tax liability. At June 30, 2002, Other assets included $3.6 million unamortized debt issuance costs, $4.6 million deferred tax assets and $916,000 of long-term deposits and other assets.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than gas produced. At June 30, 2002, a gas imbalance liability of $114,000 was included in Accrued liabilities.

COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income," defined as changes in Stockholders' equity from nonowner sources, which is calculated below (in thousands):

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                             2001             2002              2001             2002
                                         ------------     ------------      ------------     ------------

Net income                               $     17,101     $      8,474      $     35,730     $     13,922
Change in unrealized gains (losses),
   net of taxes                                49,433           (7,810)           18,313          (34,497)
Defaulted hedge contracts, net                     --               --                --             (672)
                                         ------------     ------------      ------------     ------------
Comprehensive income (loss)              $     66,534     $        664      $     54,043     $    (21,247)
                                         ============     ============      ============     ============



USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from estimates. Estimates which may significantly impact the financial statements include reserves, impairment tests on oil and gas properties, IPF valuation allowance and the fair value of derivatives. As part of the three year audit (See Note 1), these estimates are being reviewed. As in the case of the Great Lakes restatement, adjustments to prior periods generally have an impact on current and future financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking - Fund Requirements. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations. However, it appears that gains or losses on debt extinguishments previously reported as extraordinary will now generally be included in pretax income. The Company intends to adopt SFAS No. 145 effective January 1, 2003.

         In 2001, SFAS No. 143 "Accounting for Asset Retirement" established rules for the recognition and measurement of retirement obligations associated with long-lived assets. The pronouncement requires that retirement costs be capitalized as part of the cost of related assets and subsequently expensed using a systematic and rational method. The Company will adopt the statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as the cumulative effect of a change in accounting principle. At this time, the Company cannot estimate the effect of SFAS No. 143's adoption on its financial position or results of operations. However, given the large number of wells in which the Company owns an interest, the effect could be significant.

         In 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement requires operating losses from discontinued operations to be recognized in the periods in which they are incurred. This statement was adopted by the Company effective January 1, 2002 with no initial effect on its financial statements.

         Beginning in 2001, SFAS No. 133, "Accounting for Derivatives," required that derivatives be recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in stockholders' equity as Other Comprehensive Income ("OCI") and reclassified to earnings when the transaction is consummated. Ineffective portions of such hedges are recognized in earnings as they occur. On adopting SFAS No. 133 in January 2001, the Company recorded a $72.1 million net unrealized pre-tax hedging loss on its balance sheet and an offsetting deficit in OCI. Due to the decline in oil and gas prices since then, the roll off of expiring hedges and the effect of new hedges, this loss had become a $6.8 million unrealized pre-tax gain at June 30, 2002. SFAS No. 133 can greatly increase volatility of earnings and stockholders' equity of independent oil companies which have active hedging programs such as Range. Earnings are affected by the ineffective portion of a hedge contract (changes in realized prices that do not match the changes in the hedge price). Ineffective gains or losses are recorded in Interest and other revenue while the hedge contract is open and may increase or reverse until settlement of the contract. Stockholders' equity is affected by the increase or decrease in OCI. Typically, when oil and gas prices increase, OCI decreases. The reduced OCI at June 30, 2002 related to increases in oil and gas prices since December 31, 2001. Of the $6.8 million unrealized pre-tax gain at June 30, 2002, $7.6 million would be reclassified to earnings over the next twelve month period if prices remained constant. Actual amounts that will be reclassified will vary as a result of changes in prices.

         The Company had hedge agreements with Enron North America Corp. ("Enron") for 22,700 Mmbtu per day at $3.20 per Mmbtu for the first three months of 2002. At December 31, 2001, based on accountants guidance, an allowance for bad debts of $1.3 million was recorded, offset by a $318,000 ineffective gain included in income and a $1.0 million gain included in OCI related to these amounts. The gain included in OCI at year-end 2001 was included in Interest and other revenue in the first quarter of 2002. In the three months ended June 30, 2002, the Company wrote off this receivable against the allowance for bad debts. The last Enron contract expired in March 2002. If the Company recovers any of its $1.6 million unsecured claim, the recovery will be reported as income at that time.

         The Company enters into contracts to reduce the effect of fluctuations in oil and gas prices. These contracts generally qualify as cash flow hedges; however, a portion has an ineffective portion (changes in realized prices that do not match the changes in hedge price) which is recognized in earnings. Prior to 2001, gains and losses were determined monthly and included in revenues in the period the hedged production was sold. Starting in 2001, gains or losses on open contracts were recorded in OCI. The Company also enters into swap agreements to reduce the risk of changing interest rates. These agreements qualify as fair value hedges and related income or expense are recorded as an adjustment to interest expense in the period covered.

         Interest and other revenues in the Consolidated Statements of Income reflected ineffective hedging gains of $1.0 million and $3.3 million for the three months and the six months ended June 30, 2001, respectively. Ineffective hedging losses of $462,000 and $2.2 million are included for the three months and six months ended June 30, 2002, respectively. Net unrealized hedging gains of $4.4 million (net of $2.4 million losses on interest rate swaps) and OCI of $5.7 million (net of tax) were recorded on the balance sheet at June 30, 2002. See Note 7.

(4)      ACQUISITIONS

         Acquisitions are accounted for as purchases. Purchase prices are allocated to acquired assets based on estimates of fair value. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various properties for $2.2 million and $2.7 million during the six months ended June 30, 2001 and 2002, respectively.

(5)      IPF RECEIVABLES

         At June 30, 2002, IPF had net receivables of $37.4 million after a $19.8 million valuation allowance. The receivables represent overriding royalty interests payable from an agreed-upon share of revenues until a specified return is achieved. The royalties are property interests that serve as security for receivables. On certain receivables, income has been recorded at rates below those specified based on an assessment of risk. The Company estimates that $7.7 million of receivables at June 30, 2002 will be repaid in the next twelve months and are classified as current. Since IPF's receivables primarily relate to oil properties, a decrease in the oil price could cause an increase in IPF's valuation allowance.

(6)      INDEBTEDNESS

         The Company had the following debt and Trust Preferred (as hereinafter defined) outstanding as of the dates shown. Interest rates at June 30, 2002, excluding the impact of interest rate swaps, are shown parenthetically (in thousands):

                                                        December 31,       June 30,
                                                            2001             2002
                                                        ------------     ------------

SENIOR DEBT
    Parent credit facility (3.6%)                       $     95,000     $     98,300
                                                        ------------     ------------

NON-RECOURSE DEBT
    Great Lakes credit facility (3.6%)                        75,001           68,500
    IPF credit facility (4.0%)                                23,800           23,500
                                                        ------------     ------------

                                                              98,801           92,000
                                                        ------------     ------------

SUBORDINATED DEBT
    8.75% Senior Subordinated Notes due 2007                  79,115           73,271
    6% Convertible Subordinated Debentures due 2007           29,575           22,420
                                                        ------------     ------------

                                                             108,690           95,691
                                                        ------------     ------------

TOTAL DEBT                                                   302,491          285,991

TRUST PREFERRED                                               89,740           87,340
                                                        ------------     ------------

TOTAL                                                   $    392,231     $    373,331
                                                        ============     ============

Subsequent to June 30, 2002, the Company repurchased $3.0 million of 8.75% Notes and $500,000 of 6% Debentures at a discount.

         Interest paid in cash during the three months ended June 30, 2001 and 2002 totaled $4.9 million and $2.9 million, respectively. Interest paid in cash during the six months ended June 30, 2001 and 2002 totaled $17.1 million and $12.0 million, respectively. The Company does not capitalize interest expense.

PARENT SENIOR DEBT

         On May 2, 2002, the Company entered into an amended and restated $225.0 million revolving bank facility (the "Parent Facility"). The Parent Facility provides for a borrowing base subject to redeterminations each April and October. The initial borrowing base was $135.0 million. The Company has the right to increase the borrowing base by up to $10 million during any six month borrowing base period based on a percentage of the face value of subordinated debt (8.75% Notes, 6% Debentures or Trust Preferred) retired by the Company. In July 2002, the Company elected to increase the borrowing base to $141.0 million under this provision. On July 26, 2002, the borrowing base was $141.0 million, of which $39.5 million was available. The loan matures in July 2005. The weighted average interest rate was 6.7% and 4.0% for the three months ended June 30, 2001 and 2002, and 7.5% and 4.1% for the six months then ended, respectively. The interest rate is LIBOR plus a margin of 1.50% to 2.25%, depending on outstandings. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At June 30, 2002, the commitment fee was 0.375% and the interest rate margin was 1.75%. At July 26, 2002, the interest rate was 3.6%.

NON-RECOURSE DEBT

         The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base subject to redeterminations each April and October. On July 26, 2002, the borrowing base was $205.0 million of which $62.0 million was available. The loan matures in January 2005. The interest rate on the Great Lakes Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.25% to 0.50%. At June 30, 2002, the commitment fee was 0.375% and the interest rate margin was 1.75%. The average interest rate on the Great Lakes Facility, excluding hedges, was 6.7% and 3.9% for the three months ended June 30, 2001 and 2002 and 7.4% and 3.9% for the six months then ended, respectively. After hedging (see Note 6), the rate was 7.7% and 6.8% for the quarters and 8.0% and 6.8% for the six months ended June 30, 2001 and 2002, respectively. At July 26, 2002, the interest rate was 3.6% excluding hedges and 6.6% after hedging.

         IPF has a $100.0 million secured revolving credit facility (the "IPF Facility"). The IPF Facility is non-recourse to Range and matures in January 2004. The borrowing base under the IPF Facility is subject to redeterminations each April and October. On July 26, 2002, the borrowing base was $27 million of which $3.5 million was available. The IPF Facility bears interest at LIBOR plus 1.75% to 2.25% depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.375% to 0.50%. The weighted average interest rate on the IPF Facility was 6.6% and 4.1% for the three months ended June 30, 2001 and 2002, and 7.4% and 4.1% for the six months ended June 30, 2001 and 2002, respectively. As of July 26, 2002, the interest rate was 4.4%.

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes Due 2007 (the "8.75% Notes") are redeemable at 104.375% of principal, declining 1.46% each January to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to senior debt. During the six month period ended June 30, 2002, the Company exchanged $875,000 face amount of the 8.75% Notes for 183,000 shares of common stock. In addition, during the second quarter ended June 30, 2002, the Company repurchased $5.0 million face amount of the 8.75% Notes. During the six months ended June 30, 2001, the Company repurchased $25.0 million face amount of the 8.75% Notes in the market at a discount. Only cash repurchases are reflected on the cash flow statement. The gain on all exchanges is included as a Gain on retirement of securities on the Consolidated Statements of Income. Subsequent to June 30, 2002, the Company repurchased $3.0 million face amount of the 8.75% Notes at a discount. On July 26, 2002, $70.2 million of the 8.75% Notes were outstanding.

         The 6% Convertible Subordinated Debentures Due 2007 (the "6% Debentures") are convertible into common stock at the option of the holder at a price of $19.25 per share. The 6% Debentures mature in 2007 and are redeemable at 103.0% of principal, declining 0.5% each February to 101% in 2006, remaining at that level until it becomes par at maturity. The 6% Debentures are unsecured general obligations subordinated to all senior indebtedness, including the 8.75% Notes. During the quarters ended June 30, 2001 and 2002, $2.6 million and

$5.6 million of 6% Debentures were retired at a discount in exchange for 340,000 and 919,000 shares of common stock, respectively. During the six months ended June 30, 2001 and 2002, $4.2 million and $7.1 million of 6% Debentures were retired at a discount in exchange for 533,000 and 1,166,000 shares of common stock, respectively. In addition, $15,000 face amount were repurchased in the six months ended June 30, 2002. Extraordinary gains of $365,000 and $914,000 were recorded in the second quarter of 2001 and 2002, and $647,000 and $1,154,000 for the six months ended June 30, 2001 and 2002, respectively. Subsequent to June 30, 2002, the Company repurchased $500,000 face amount of the 6% Debentures at a discount. On July 26, 2002, $21.9 million of 6% Debentures were outstanding.

TRUST PREFERRED

         In 1997, a special purpose affiliate (the "Trust") issued $120 million of 5.75% Trust Convertible Preferred Securities (the "Trust Preferred"). The Trust Preferred is convertible into the Company's common stock at a price of $23.50 a share. The Trust invested the proceeds in 5.75% convertible junior subordinated debentures of the Company (the "Junior Debentures"). The Junior Debentures and the Trust Preferred mature in 2027 and are currently redeemable at 103.450% of principal, declining 0.58% each November to par in 2007. The Company guarantees payment on the Trust Preferred to a limited extent, which taken with other obligations, provides a full subordinated guarantee. The Company has the right to suspend distributions on the Trust Preferred for five years without triggering a default. During such suspension, accumulated distributions accrue additional interest at a rate of 5.75% per annum. The accounts of the Trust are included in the consolidated financial statements after eliminations. Distributions are recorded as interest expense and are tax deductible. In the quarter ended June 30, 2001, $2.4 million of Trust Preferred was reacquired at a discount in exchange for 231,000 shares of common stock. During the six months ended June 30, 2001 and 2002, $2.4 million and $2.4 million of Trust Preferred were reacquired at a discount in exchange for 231,000 and 283,000 shares of common stock. An extraordinary gain of $619,000 was recorded for the quarter ended June 30, 2001 and $619,000 and $900,000 for the six months ended June 30, 2001 and 2002, respectively. On July 26, 2002, $87.3 million face amount of the Trust Preferred was outstanding.

         The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at June 30, 2002. Under the most restrictive covenant, which is embodied in the 8.75% Notes, approximately $3.0 million of other restricted payments could be made at June 30, 2002. As this covenant limits the ability to repurchase the 6% Convertible Debentures and Trust Preferred, the Company may seek to amend it. Subsequent to June 30, 2002, the Company repurchased $500,000 face amount of the 6% Debentures for cash which reduced the restricted payment basket to approximately $2.5 million. Under the Parent Facility, common dividends are permitted beginning January 1, 2003. Dividends on the Trust Preferred may not be paid unless certain ratio requirements are met. The Parent Facility provides for a restricted payment basket of $20.0 million plus 50% of net income (excluding Great Lakes and IPF) plus 66 2/3% of distributions, dividends or payments of debt from or proceeds from sales of equity interests of Great Lakes and IPF plus 66 2/3% of net cash proceeds from common stock issuances. The Company estimates that $23.0 million was available under the Parent Facility's restricted payment basket on June 30, 2002.

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

         At June 30, 2002, the Company had hedging contracts covering 52.7 Bcf of gas at prices averaging $3.97 per mcf and 1.2 million barrels of oil averaging $23.25 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on contract prices versus the New York Mercantile

Exchange ("NYMEX") price on June 30, 2002, was a net unrealized pre-tax gain of $6.8 million. The contracts expire monthly through December 2005. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, which is closing prices on the NYMEX. Transaction gains and losses on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were decreased by $5.3 million and increased by $3.6 million due to hedging in the quarters ended June 30, 2001 and 2002 and decreased by $28.7 million and increased by $15.4 million for the six months then ended, respectively.


         The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                              December 31, 2001                    June 30, 2002
                                       ------------------------------      ------------------------------
                                           Book              Fair              Book             Fair
                                          Value             Value             Value             Value
                                       ------------      ------------      ------------      ------------
Assets
   Cash and equivalents                $      3,253      $      3,253      $      4,125      $      4,125
   Marketable securities                      1,220             1,220                --                --
   Commodity swaps                           52,100            52,100             6,767             6,767
                                       ------------      ------------      ------------      ------------
         Total                               56,573            56,573            10,892            10,892
                                       ------------      ------------      ------------      ------------

Liabilities
   Interest rate swaps                       (2,631)           (2,631)           (2,355)           (2,355)
   Long-term debt(1)                       (302,491)         (292,028)         (285,991)         (281,671)
   Trust Preferred(1)                       (89,740)          (50,254)          (87,340)          (49,976)
                                       ------------      ------------      ------------      ------------
         Total                             (394,862)         (344,913)         (375,686)         (334,002)
                                       ------------      ------------      ------------      ------------

         Net financial instruments     $   (338,289)     $   (288,340)     $   (364,794)     $   (323,110)
                                       ============      ============      ============      ============

(1) Fair value based on quotes received from certain brokerage houses. Quotes were 99.5% for the 8.75% Notes, 84% for the 6% Debentures and 57.2% for the 5.75% Trust Preferred.

         The following schedule shows the effect of closed oil and gas hedges since January 1, 2001 and the value of open contracts at June 30, 2002 (in thousands):

      Quarter                           Hedging Gain/
       Ended                                (Loss)
--------------------                   ---------------

                    Closed Contracts
        2001
  March 31                             $       (23,440)
  June 30                                       (5,250)
  March 31                                       8,450
  December 31                                   14,047
                                       ---------------
            Subtotal                            (6,193)

        2002
  March 31                                      11,727
  June 30                                        3,638
                                       ---------------
            Subtotal                            15,365
                                       ---------------
        Total closed                   $         9,172
                                       ===============

                    Open Contracts
        2002
  September 30                         $         3,719
  December 31                                    2,886
                                       ---------------
            Subtotal                             6,605

        2003
  March 31                                         731
  June 30                                          119
  September 30                                     457
  December 31                                     (180)
                                       ---------------
            Subtotal                             1,127

        2004
  March 30                                        (318)
  June 30                                          (21)
  September 30                                    (112)
  December 31                                     (160)
                                       ---------------
            Subtotal                              (611)

        2005
  March 31                                        (146)
  June 30                                          (77)
  September 30                                     (63)
  December 31                                      (68)
                                       ---------------
            Subtotal                              (354)
                                       ---------------

     Total open                        $         6,767
                                       ===============
     Total gain                        $        15,939
                                       ===============

         Interest rate swaps are accounted for on the accrual basis with income or expense being recorded as an adjustment to interest expense in the period covered. For the quarter and the six months ended June 30, 2002, the related losses were insignificant. Neither the Parent Company nor IPF had interest rate swaps in effect. However, Great Lakes had nine interest rate swap agreements totaling $100.0 million, of which 50% is consolidated at Range. Two agreements totaling $45.0 million at LIBOR rates of 7.1% expire in May 2004. Two agreements totaling $20.0 million at 6.2% expire in December 2002. Five agreements totaling $35.0 million at rates averaging 4.63% expire in June of 2003. Since January 1, 2001, the total loss of interest rate hedges at Great Lakes, net to Range has been $2.2 million. The fair value of these swaps at June 30, 2002 approximated a net loss of $4.7 million of which 50% is consolidated at Range.

         The combined fair value of gains on oil and gas hedges and net losses on interest rate swaps totaled $4.4 million and appear as short-term and long-term Unrealized hedging gains and short-term and long-term Unrealized hedging losses on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of these counterparties is subject to continuing review.

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

(9)      STOCKHOLDERS' EQUITY

         The Company has authorized capital stock of 110 million shares which includes 100 million of common stock and 10 million of preferred stock. In 1995, the Company issued $28.8 million of $2.03 Convertible Exchangeable Preferred Stock which was convertible into common stock at a price of $9.50. The issue was retired in December 2001. Stockholders Equity was $229.5 million at June 30, 2002.

         The following is a schedule of changes in the number of outstanding common shares since the beginning of 2001:

                                                                Six Months
                                                                   Ended
                                         2001                  June 30, 2002
                                    ---------------           ---------------

Beginning Balance                        49,187,682                52,643,275

Issuance
   Compensation                             372,398                   294,828
   Stock options exercised                  223,594                    95,764
   Stock purchase plan                      263,000                    92,500
   Exchanges for
      6% Debentures                         758,597                 1,165,700
      Trust Preferred                       291,211                   283,200
      $2.03 Preferred                       766,889                        --
      8.75% Notes                           779,960                   182,709
   Other                                        (56)                       --
                                    ---------------           ---------------
                                          3,455,593                 2,114,701
                                    ---------------           ---------------

Ending Balance                           52,643,275                54,757,976
                                    ===============           ===============


Supplemental disclosures of non-cash investing and financing activities

                                                            Six months Ended
                                                                 June 30,
                                                    ----------------------------------
                                                        2001                  2002
                                                    ------------          ------------
                                                              (in thousands)
Common stock issued
     Under benefit plans                            $      1,196          $      1,066
     Exchanged for fixed income securities          $      9,380          $      8,359

(10)     STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers and employees pursuant to decisions of the Compensation Committee of the Board of Directors (the "Board"). Information with respect to the option plans is summarized below:

                                            Inactive                                Active
                                     ------------------------------      -----------------------------
                                        Domain             1989           Directors'         1999
                                         Plan              Plan              Plan            Plan              Total
                                     ------------      ------------      ------------     ------------      ------------

Outstanding on December 31, 2001          137,484           542,700           120,000        1,315,113         2,115,297

  Granted                                      --                --            48,000        1,428,850         1,476,850
  Exercised                                (5,782)          (40,857)               --          (49,125)          (95,764)
  Expired                                      --           (30,338)               --         (124,263)         (154,601)
                                     ------------      ------------      ------------     ------------      ------------
                                           (5,782)          (71,195)           48,000        1,255,462         1,226,485
                                     ------------      ------------      ------------     ------------      ------------

Outstanding on June 30, 2002              131,702           471,505           168,000        2,570,575         3,341,782
                                     ============      ============      ============     ============      ============


         In 1999, shareholders approved a stock option plan (the "1999 Plan") authorizing the issuance of up to 1.4 million options. In 2001, shareholders approved an increase in the number of options issuable to 3.4 million. The Company submitted a proposal to shareholders, which was approved at the annual meeting of shareholders in May 2002, increasing the number of options issuable to 6.0 million. All options issued under the 1999 Plan from August 5, 1999 through May 22, 2002 vest 25% per year beginning after one year and have a maximum term of 10 years. Options issued under the 1999 Plan after May 23, 2002 vest 30%/30%/40% over a three year period and have a maximum term of 5 years. During the six months ended June 30, 2002, 1,428,850 options were granted under the 1999 Plan at exercise prices of $4.43, $5.19 and $5.49 a share to eligible employees, including 250,000 and 175,000 options granted to the Chairman and the President, respectively. At June 30, 2002, 2.6 million options were outstanding under the 1999 Plan at exercise prices of $1.94 to $6.67.

         In 1994, shareholders approved the Outside Directors' Stock Option Plan (the "Directors' Plan"). In 2000, shareholders approved an increase in the number of options issuable to 300,000, extended the term of the options to ten years and set the vesting period at 25% per year beginning a year after grant. Effective May 22, 2002, the term of the options was changed to five years with vesting immediately upon grant. Director's options are normally granted upon election of a Director or annually upon their reelection at the Annual Meeting. At June 30, 2002, 168,000 options were outstanding under the Directors' Plan at exercise prices of $2.81 to $6.00.

         The Company maintains the 1989 Stock Option Plan (the "1989 Plan") which authorizes the issuance of up to 3.0 million options. No options have been granted under this plan since March 1999. Options issued under the 1989 Plan vest 30% after a year, 60% after two years and 100% after three years and expire in 5 years. At June 30, 2002, 471,505 options remained outstanding under the 1989 Plan at exercise prices of $2.63 to $7.63 a share.

         The Domain stock option plan was adopted when that company was acquired with existing Domain options becoming exercisable into Range common stock. No options have been granted under the Plan since the acquisition. At June 30, 2002, 131,702, all of which were vested, options remained outstanding under the Plan at an exercise price of $3.46 a share.

          In total, 3.3 million options were outstanding at June 30, 2002 at exercise prices of $1.94 to $7.62 a share as follows:

                                                Inactive                           Active
                                      -----------------------------     -----------------------------
     Range of           Average         Domain             1989          Directors'          1999
 Exercise Prices    Exercise Price       Plan              Plan             Plan             Plan            Total
----------------    --------------    ------------     ------------     ------------     ------------     ------------

$ 1.94 - $ 4.99      $       3.34          131,702          326,405           64,000        1,155,825        1,677,932
$ 5.00 - $ 9.99      $       6.06               --          145,100          104,000        1,414,750        1,663,850
                                      ------------     ------------     ------------     ------------     ------------
      Total          $       4.69          131,702          471,505          168,000        2,570,575        3,341,782
                                      ============     ============     ============     ============     ============


         In 1997, shareholders approved a plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Acquired shares are subject to a one year holding requirement. To date, all purchase rights have been granted at 75% of market. Those individuals receiving stock under the Stock Purchase Plan have additional compensation for the difference between 75% and 85% of market value. This was valued at $50,000 for the first six months of 2002. In May 2001, shareholders approved an increase in the number of shares authorized under the Stock Purchase Plan to 1,750,000. Through June 30, 2002, 1,213,819 shares have been sold under the Stock Purchase Plan for $5.1 million. At June 30, 2002, rights to purchase 110,500 shares were outstanding.

(11)     BENEFIT PLAN

         The Company maintains a 401(k) Plan which permits employees to contribute up to 50% of their salary (subject to Internal Revenue limitations) on a pre-tax basis. Historically, the Company has made discretionary contributions to the 401(k) Plan annually. All Company contributions become fully vested after the individual employee has three years of service with the Company. In December 2000 and 2001, the Company contributed $483,000 and $554,000, at then market value, respectively, of the Company's common stock to the 401(k) Plan. Employees have a variety of investment options in the 401(k) Plan. The Company does not require that employees hold the contributed stock in their account and are encouraged to diversify out of Company stock based on their personal investment strategies.

(12)     INCOME TAXES

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


                                            December 31,         June 30,
                                               2001                2002
                                          --------------      --------------
                                            (Restated)
Deferred tax assets
   Net operating loss carryover           $       61,012      $       61,012
   Percentage depletion carryover                  5,256               5,256
   AMT credits and other                             660                 660
                                          --------------      --------------
      Total                                       66,928              66,928

Deferred tax liabilities
   Depreciation                                  (57,081)            (60,677)
   Unrealized gain on hedging                    (16,692)             (1,679)
                                          --------------      --------------
      Total                                      (73,773)            (62,356)
                                          --------------      --------------

   Net deferred tax (liability) asset     $       (6,845)     $        4,572
                                          ==============      ==============



         A deferred tax liability of $6.8 million was recorded on the balance sheet at December 31, 2001. At March 31, 2002, the Company had generated a deferred tax asset of $4.9 million which was expected to be used in the course of the year. As of June 30, 2002, the deferred tax asset had been reduced to $4.6 million. During the three and six months ended June 30, 2002, the Company recorded a deferred tax benefit in the income statement of $0.7 million and $3.7 million, respectively. The deferred tax benefit included $3.9 million and $3.4 million which was reclassified from other comprehensive income during the first and second quarters of 2002. The Company estimates an additional $2.6 million deferred tax benefit will be reclassified from other comprehensive income to income in the third quarter.

         At December 31, 2001, the Company had regular net operating loss (NOL) carryovers of $174.3 million and alternative minimum tax ("AMT") NOL carryovers of $155.9 million that expire between 2012 and 2020. Regular NOL's generally offset taxable income. To the extent that AMT NOL's offset AMT Income, no alternative minimum tax payment is due. NOL's generated prior to a change of control are subject to limitations. The Company experienced several changes of control between 1994 and 1998. Consequently, the use of $34.1 million of NOL's is limited to $10.2 million per year. No such annual limitation exists on the remaining NOL's. At December 31, 2001, the Company had a statutory depletion carryover of $6.6 million and an AMT credit carryover of $660,000 which are not subject to limitation or expiration.

(13)     EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                        Three Months Ended,                 Six Months Ended,
                                                             June 30,                             June 30,
                                                   ------------------------------     ------------------------------
                                                       2001              2002             2001              2002
                                                   ------------      ------------     ------------      ------------
                                                    (Restated)                         (Restated)

Numerator
    Income before extraordinary item               $     15,491      $      7,629     $     33,688      $     11,892
    Gain on retirement Preferred Stock                        3                --              532                --
    Preferred dividends                                      (4)               --               (8)               --
                                                   ------------      ------------     ------------      ------------
    Numerator for earnings per share,
        before extraordinary item                        15,490             7,629           34,212            11,892
    Extraordinary item
        Gain on retirement of securities, net             1,610               845            2,042             2,030
                                                   ------------      ------------     ------------      ------------
    Numerator for earnings per share,
        basic and diluted                          $     17,100      $      8,474     $     36,254      $     13,922
                                                   ============      ============     ============      ============

Denominator
   Weighted average shares, basic                        50,919            54,540           50,554            53,763
    Dilutive potential common shares
      Stock options                                         233               242              238               266
                                                   ------------      ------------     ------------      ------------
    Denominator for diluted earnings per share           51,152            54,782           50,792            54,029
                                                   ============      ============     ============      ============

Earnings per share, basic and diluted
    Before extraordinary item                      $       0.30      $       0.14     $       0.67      $       0.22
                                                   ============      ============     ============      ============
    After extraordinary item                       $       0.33      $       0.15     $       0.71      $       0.26
                                                   ============      ============     ============      ============

         During the three months ended June 30, 2001 and 2002, 233,000 and 242,000 stock options were included in the computation of diluted earnings per share and for the six months then ended, 238,000 and 266,000 stock options were included in such computation. Remaining stock options, the 6% Debentures, the Trust Preferred and the $2.03 Preferred were not included because their inclusion would have been antidilutive.

         The Company has and will continue to consider exchanging common stock or equity-linked securities for debt. Existing stockholders may be materially diluted if substantial exchanges are consummated. The extent of dilution will depend on the number of shares and price at which common stock is issued, the price at which newly issued securities are convertible and the price at which debt is acquired.

         The Company's financial statements for the last three years are currently being reaudited. As in the case of the Great Lakes restatement, adjustments to prior periods would generally have an impact on current and future financial statements due to adjustments to depreciation, depletion and amortization, deferred tax accounting, stockholders' equity or other accounts. Any such adjustments will be fully disclosed upon completion of the reaudits.

(14)     MAJOR CUSTOMERS

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts that are cancelable within 30 days. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service. For the six months ended June 30, 2002, two customers, Duke Energy Trading and Marketing and Petrocom Energy Group, LTD, accounted for 10%
and 11%, respectively, or more of oil and gas revenues. Management believes that the loss of any one customer would not have a material long-term adverse effect on the Company.

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

(15)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

                                                               Six
                                         Year Ended       Months Ended
                                        December 31,        June 30,
                                           2001               2002
                                        ------------      ------------
                                         (Restated)
Book value
    Properties subject to depletion     $  1,024,364      $  1,062,496
    Unproved properties                       25,731            21,503
                                        ------------      ------------
        Total                              1,050,095         1,083,999
    Accumulated depletion                   (512,786)         (546,528)
                                        ------------      ------------

        Net                             $    537,309      $    537,471
                                        ============      ============

Costs incurred
    Development                         $     69,162      $     25,179
    Exploration(a)                            11,405             8,994
    Acquisition(b)                             9,489             2,689
                                        ------------      ------------

        Total                           $     90,056      $     36,862
                                        ============      ============

(a) Includes $5,879 and $7,443 of exploration costs expensed in 2001 and the six months ended June 30, 2002, respectively.

(b) Includes $3,792 and $75 for oil and gas reserves, the remainder represents acreage purchases in 2001 and the six months ended June 30, 2002, respectively.

(16)     INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes financial statements as of or for the six months ended June 30, 2002 (in thousands):

                                                 June 30,
                                                   2002
                                              ------------
Balance Sheet
Current assets                                $      8,607
Oil and gas properties, net                        157,356
Transportation and field assets, net                15,266
Other assets                                           199
Current liabilities                                  9,253
Long-term debt                                      68,500
Members' equity                                     95,886

Income Statement
Revenues                                      $     25,660
Net income                                           6,145


(17)     EXTRAORDINARY ITEM

         During the second quarter of 2001, 571,000 shares of common stock were exchanged for $2.6 million of 6% Debentures, and $2.3 million of Trust Preferred. In addition, $25.0 million face amount of 8.75% Notes were repurchased. An extraordinary gain of $1.6 million was recorded because the securities were acquired at a discount. In addition, 1,800 shares of common stock were exchanged for $12,500 of $2.03 Preferred. In the second quarter of 2002, 919,000 shares of common stock were exchanged for $5.6 million of 6% Debentures and $5.0 million of 8.75% Notes were repurchased for cash. An extraordinary gain of $845,000 was recorded because the securities were acquired at a discount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company analyzes its estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes and contingencies litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognized revenues from the sales of products and services in the period delivered. Revenues at IPF are recognized as received. We provide an allowance for doubtful accounts against specific receivables we judge unlikely to be collected in full. At IPF, all receivables are evaluated quarterly and provisions for uncollectible amounts are established. Oil and gas properties are accounted for under the successful efforts method of accounting and are periodically evaluated for possible impairment. The Company records a write down of marketable securities when the decline in market value is considered to be other than temporary. Impairments are recorded when management believes that a property's net book value is not fully recoverable based on current estimates of expected future cash flows. Upon completion of the reaudits, there could be changes in certain policies and estimates. (See Note 1 to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002, the Company spent $36.9 million on development, exploration and acquisitions. During the period, debt and Trust Preferred were reduced by $18.9 million. At June 30, 2002, the Company had $4.1 million in cash, total assets of $640.9 million and, including the Trust Preferred as debt, a debt to capitalization (including debt, deferred taxes and stockholders' equity) ratio of 62%. Excluding the Trust Preferred as debt, the debt to Capitalization ratio was 55%. Available borrowing capacity on the Company's bank lines at June 30, 2002 was $39.5 million at the parent, a net $31.0 million at Great Lakes and $3.5 million at IPF. Long-term debt at June 30, 2002 totaled $373.3 million. This included $98.3 million of parent bank borrowings, a net $68.5 million at Great Lakes, $23.5 million at IPF, $73.3 million of 8.75% Notes, $22.4 million of 6% Debentures and $87.3 million of Trust Preferred.

         During the six months ended June 30, 2002, 1.6 million shares of common stock were exchanged for $7.1 million of 6% Debentures, $2.4 million of Trust Preferred and $875,000 of 8.75% Notes. In addition, $15,000 face amount of 6% Debentures and $5.0 million face amount of 8.75% Notes were repurchased for cash. A $2.0 million extraordinary gain was recorded as the securities were acquired at a discount. Subsequent to June 30, 2002, the Company repurchased $500,000 face amount of the 6% Debentures and $3.0 million of 8.75% Notes.

         The Company believes its capital resources are adequate to meet its requirements for at least the next twelve months; however, future cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain planned capital expenditures.

Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 70%, 55%, 30% and 5% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. The $38.6 million of capital expenditures (which included

$6.0 million for abandonment) in the six months ended June 30, 2002 was funded with internal cash flow. Net cash provided by operations for the six months ended June 30, 2001 and 2002 was $63.8 million and $46.1 million, respectively. Cash flow from operations decreased from the prior year with lower prices and higher exploration expense being somewhat offset by lower direct operating and interest expense. Net cash used in investing for the six months ended June 30, 2001 and 2002 was $25.4 million and $37.1 million, respectively. The 2001 period included $33.3 million of additions to oil and gas properties partially offset by $6.9 million of IPF receipts (net of fundings) and $1.0 million in asset sales. The 2002 period included $38.6 million of additions to oil and gas properties partially offset by $1.5 million of IPF receipts (net of fundings). Net cash used in (provided by) financing for the six months ended June 30, 2001 and 2002 was $38.0 million and $8.2 million, respectively. During the first six months of 2002, total debt (including Trust Preferred) declined $18.9 million. Parent bank debt increased which was more than offset by decreases in non-recourse bank debt of $6.8 million, Subordinated Notes (8.75% Notes and 6% Debentures) of $13.0 million and the Trust Preferred of $2.4 million. The net reduction in debt was the result of exchanges of common stock and the use of excess cash flow to reduce debt.

Capital Requirements

         During the six months ended June 30, 2002, the $38.6 million of capital expenditures was funded with internal cash flow. The Company seeks to entirely fund its capital budget with internal cash flow. Based on the 2002 capital budget of $100.0 million, the Company sought to increase production and expand the reserve base. Due to certain production interruptions experienced in the first quarter of this year, production during the year may not increase. However, the Company believes production will grow on a quarterly basis by year-end. The Company currently anticipates the capital expenditure program will be entirely funded with internal cash flow in 2002.

Banking

         The Company maintains three separate revolving bank credit facilities: a $225.0 million facility at the Parent; a $100.0 million facility at IPF and a $275.0 million facility at Great Lakes. Each facility is secured by substantially all the borrowers' assets. The IPF and Great Lakes facilities are non-recourse to Range. As Great Lakes is 50% owned, half its borrowings are consolidated in Range's financial statements. Availability under the facilities is subject to borrowing bases set by the banks semi-annually and in certain other circumstances. The borrowing bases are dependent on a number of factors, primarily the lenders' assessment of the future cash flows. Redeterminations, other than increases, require approval of 75% of the lenders, increases require unanimous approval.

         At July 26, 2002, the Parent had a $141.0 million borrowing base of which $39.5 million was available. IPF had a $27.0 million borrowing base, of which $3.5 million was available. Great Lakes, half of which is consolidated at Range, had a $205.0 million borrowing base, of which $62.0 million was available.

Hedging
                               Oil and Gas Prices

         The Company regularly enters into hedging agreements to reduce the impact of fluctuations in oil and gas prices. The Company's current policy, when futures prices justify, is to hedge 50% to 75% of anticipated production from existing proved reserves on a rolling 12 to 18 month basis. At June 30, 2002, hedges were in place covering 52.7 Bcf of gas at prices averaging $3.97 per Mmbtu and 1.2 million barrels of oil at prices averaging $23.25 per barrel. Their fair value at June 30, 2002 (the estimated amount that would be realized on termination based on contract versus NYMEX prices) was a net unrealized pre-tax gain of $6.8 million. The contracts expire monthly and cover approximately 70%, 55%, 30% and 5% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings as it occurs. Net decreases to oil and gas revenues from hedging for the six months ended June 30, 2001 were

$28.7 million and oil and gas revenues were increased by $15.4 million from hedging for the six months ended June 30, 2002.

Interest Rates

         At June 30, 2002, Range had $373.3 million of debt (including Trust Preferred) outstanding. Of this amount, $183.0 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $190.3 million bore interest at floating rates which averaged 3.7% at that date. At times, the Company enters into interest rate swap agreements to limit the impact of interest rate fluctuations on its floating rate debt. At June 30, 2002, Great Lakes had interest rate swap agreements totaling $100.0 million, 50% of which is consolidated at Range. Two agreements totaling $45.0 million at rates of 7.1% expire in May 2004, two agreements totaling $20.0 million at 6.2% expire in December 2002, and five agreements totaling $35.0 million at rates averaging 4.65% expire in June 2003. The values of these swaps are marked to market quarterly. The fair value of the swaps, based on then current quotes for equivalent agreements at June 30, 2002, was a net loss of $4.7 million, of which 50% is consolidated at Range. The 30-day LIBOR rate on June 30, 2002 was 1.8%. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.4 million in annual interest expense.

Capital Restructuring Program

         As described in Note 2 to the Consolidated Financial Statements, the Company took a number of steps beginning in 1998 to strengthen its financial position. These steps included asset sales and the exchange of common stock for fixed income securities. These initiatives have helped reduce parent company bank debt from $365.2 million to $98.3 million and total debt (including Trust Preferred) from $727.2 million to $373.3 million at June 30, 2002. While the Company's financial position has stabilized, management believes debt remains too high. To return to its historical posture of consistent profitability and growth, the Company believes it should further reduce debt. Management currently believes the Company has sufficient cash flow and liquidity to meet its obligations for the next twelve months. However, a significant drop in oil and gas prices or a reduction in production or reserves would reduce the Company's ability to fund capital expenditures and meet its financial obligations.

INFLATION AND CHANGES IN PRICES

         The Company's revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During the first six months of 2002, the Company received an average of $22.46 per barrel of oil and $3.42 per mcf of gas after hedging compared to $26.12 per barrel of oil and $4.04 per mcf of gas in the same period of the prior year. Although certain of the Company's costs and expenses are affected by the general inflation, such inflation does not normally have a significant effect on the Company. However, industry specific inflationary pressure built up in late 2000 and 2001 due to favorable conditions in the industry. While product prices declined in late 2001 and the first quarter of 2002, the cost of services in the industry have not declined by the same percentage. Increases in product prices could cause industry specific inflationary pressures to again increase.

RESULTS OF OPERATIONS

         The following table identifies certain items in the results of operations and is presented to assist in comparison of the second quarter and six month period of 2002 to the same periods of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

                                                 Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                           ------------------------------      ------------------------------
                                               2001              2002              2001              2002
                                           ------------      ------------      ------------      ------------

Increase (Decrease) in Revenues:
  Writedown of marketable securities       $        (38)     $       (851)     $     (1,348)     $     (1,220)
  Adjustment to IPF valuation
       reserves/receivables                       1,223            (1,442)            2,320            (2,567)
  Ineffective portion of hedges                     984              (462)            3,250            (2,162)
  Gain from sales of assets                         768                27             1,066                26
  Hedging gains (losses)                         (5,250)            3,638           (28,690)           15,365
                                           ------------      ------------      ------------      ------------
                                           $     (2,313)     $        910      $    (23,402)     $      9,442
                                           ============      ============      ============      ============

Extraordinary Items:
      Gain on retirement of securities     $      1,610      $        845      $      2,042      $      2,030
                                           ============      ============      ============      ============


Comparison of 2002 to 2001

         The Company's financial statements for the last three years are currently being reaudited. As in the case of the Great Lakes restatement, adjustments to prior periods would generally have an impact on current and future financial statements due to adjustments to depreciation, depletion and amortization, deferred tax accounting, stockholders' equity or other accounts. Any such adjustments will be fully disclosed upon completion of the reaudits.

         Quarters Ended June 30, 2001 and 2002

         Net income in the second quarter of 2002 totaled $8.5 million, compared to $17.1 million in the prior year period. Gains on retirement of securities of $1.6 million and $845,000 are included in the three months ended June 30, 2001 and 2002, respectively. Production declined to 150.7 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519 and other natural production declines in the Gulf Coast area. Late in 2001, the operator of Matagorda Island 519 began a workover on the L-4 well with the intent of adding production from a shallower formation. During the workover, the well was damaged and attempts to bring it back have failed to date. Revenues declined primarily due to a decrease in average prices per mcfe to $3.55. The average prices received for oil decreased 12% to $22.27 per barrel, 7% for gas to $3.59 per mcf and 47% for NGL's to $12.58 per barrel. Production expenses decreased 15% to $9.9 million as a result of significantly lower production taxes and workover costs in the Gulf of Mexico. Operating cost (including production taxes) per mcfe produced averaged $0.72 in 2002 versus $0.84 in 2001.

         Transportation and processing revenues increased 29% to $924,000 with significantly lower compressor rental expense and higher oil trading margins due to lower oil inventories. IPF recorded a loss of $1.2 million, a decrease of $2.7 million from the 2001 period. The 2001 period included a $406,000 favorable valuation allowance adjustment and an $816,000 favorable increase to receivables. The 2002 period includes a $1.4 million unfavorable valuation allowance adjustment. IPF net also declined from the previous year due to lower oil and gas prices and a smaller portfolio balance. During the quarter ended June 30, 2002, IPF expenses included $476,000 of administrative costs and $261,000 of interest, compared to prior year period administrative expenses of $419,000 and interest of $393,000.

         Exploration expense increased $809,000 to $2.2 million, primarily due to additional seismic activity. General and administrative expenses increased 12% to $3.9 million in the quarter primarily due to higher accounting and engineering technical consulting costs, information systems programming costs and salary related expenses.

         Interest and other income decreased from a positive $1.8 million in 2001 to a loss of $1.2 million. The 2001 period included $1.0 million of ineffective hedging gains and $768,000 of gains on asset sales. The 2002 period included $462,000 of ineffective hedging gains and a $851,000 write down of marketable securities. Interest expense decreased 25% to $6.0 million as a result of the lower outstanding debt and falling interest rates. Total debt was $412.3 million and $373.3 million at June 30, 2001 and 2002, respectively. The average interest rates were 6.6% and 5.3%, respectively, at June 30, 2001 and 2002 including fixed and variable rate debt.

         Depletion, depreciation and amortization ("DD&A") decreased 4% from the second quarter of 2001 primarily due to the effect of a provision for impairment of proved properties taken at year-end 2001 and lower production. The per mcfe DD&A rate for the second quarter of 2002 was $1.33, a $0.03 decrease from the rate for the second quarter of 2001. The DD&A rate is determined based on year-end reserves (which are evaluated based on a published ten-year price forecast) and the net book value associated with them and, to a lesser extent, deprecation on other assets owned. The Company currently expects its DD&A rate for the remainder of 2002 to approximate $1.32 per mcfe. The high DD&A rate will make it difficult for the Company to remain profitable if commodity prices fall materially.

Six Month Periods Ended June 30, 2001 and 2002

         Net income for the six months ended June 30, 2002 totaled $13.9 million compared to $35.7 million for the comparable period of 2001. Gains on retirement of securities of $2.0 million are included in each of the six months ended June 30, 2001 and 2002, respectively. Production for the six months declined to 149.9 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519 and other natural production declines in the Gulf Coast area. Revenues declined primarily due to a decrease in average prices per Mcfe to $3.42. The average prices received for oil decreased 14% to $22.46 per barrel, 15% for gas to $3.42 per mcf and 49% for NGL's to $11.79 per barrel. Production expenses decreased 21% to $19.1 million as a result of lower production taxes and workover costs in the Gulf of Mexico. Operating cost (including production taxes) per mcfe produced averaged $0.71 in 2002 versus $0.89 in 2001.

         Transportation and processing revenues were the same as the prior year at $1.7 million. IPF recorded a loss of $1.8 million, a decrease of $5.7 million from the 2001 period, which included $1.9 million of favorable valuation allowance adjustments and increases to receivables. The 2002 period includes $2.5 million unfavorable valuation allowance adjustments. IPF net also declined from the previous year due to lower oil and gas prices and a smaller portfolio balance. During the six months ended June 30, 2002, IPF expenses included $870,000 of administrative costs and $513,000 of interest, compared to prior year period administrative expenses of $938,000 and interest of $1,084,000.

         Exploration expense increased $5.0 million to $7.4 million, primarily due to additional seismic activity and the first quarter $3.5 million dry hole cost in East Texas. General and administrative expenses increased 7% to $7.4 million in the six months ended June 30, 2002 due to higher accounting and engineering consulting costs, information systems programming costs and salary related expenses.

         Interest and other income decreased from a positive $3.3 million to a loss of $3.2 million. The 2001 period included $3.3 million of ineffective hedging gains, $1.1 million of gains on asset sales offset by a $1.3 million write down of marketable securities. The 2002 period included $2.2 million of ineffective hedging losses and a $1.2 million write down of marketable securities. Interest expense decreased 31% to $11.8 million as a result of lower outstanding debt and falling interest rates.

         Depletion, depreciation and amortization decreased 5% from the six month period of 2001 primarily due to the effect of a provision for impairment of proved properties taken at year-end 2001 and lower production. The per mcfe DD&A rate for the six months of 2002 was $1.31, a $0.05 decrease from the rate for the same period of the prior year.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. In the Company's case, the term "market risk" refers primarily to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Range views and manages its ongoing market risk exposures. The Company's market risk sensitive instruments were entered into for purposes other than trading.

         Commodity Price Risk. Range's major market risk exposure is to oil and gas pricing. Realized pricing is primarily driven by worldwide prices for oil and market prices for North American gas production. Oil and gas prices have been volatile and unpredictable for many years.

         The Company periodically enters into hedging arrangements with respect to its oil and gas production. Pursuant to these swaps, Range receives a fixed price for its production and pays market prices to the contract counterparty. This hedging is intended to reduce the impact of oil and gas price fluctuations on the Company's results and not to increase profits. Realized gains or losses are generally recognized in oil and gas revenues when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or other comprehensive income ("OCI"). The gains or losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Of the $6.8 million unrealized pre-tax gain included in OCI at June 30, 2002, $7.6 million would be reclassified to earnings over the next twelve month period if prices remained constant. The actual amounts that will be reclassified will vary as a result of changes in prices. Range does not hold or issue derivative instruments for trading purposes.

         As of June 30, 2002, oil and gas hedges were in place covering 52.7 Bcf of gas and 1.2 million barrels of oil. Their fair value, represented by the estimated amount that would be realized on termination based on contract versus NYMEX prices, was a net unrealized pre-tax gain of $6.8 million at June 30, 2002. These contracts expire monthly through December 2005 and cover approximately 70%, 55%, 30% and 5% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Net realized losses incurred relating to these swaps for the six months ended June 30, 2001 were $28.7 million and net realized gains were $15.4 million for the six months ended June 30, 2002.

         In the first six months of 2002, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $7.8 million. If oil and gas future prices at June 30, 2002 had declined 10%, the unrealized hedging gain at that date would have increased $22.3 million.

         Interest rate risk. At June 30, 2002, Range had $373.3 million of debt (including Trust Preferred) outstanding. Of this amount, $183.0 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $190.3 million bore interest at floating rates averaging 3.7%. At June 30, 2002, Great Lakes had nine interest rate swap agreements totaling $100.0 million (See Note 7), 50% of which is consolidated at Range, which had a fair value loss (Range's share) of $2.4 million at that date. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.4 million in annual interest expense.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on its financial position or results of operations. In February 2000, a royalty owner filed suit asking for class certification against Great Lakes and the Company in New York federal district court, alleging that gas was sold to affiliates and gas marketers at low prices and inappropriate post production expenses reduced proceeds to the royalty owners and that the royalty owners' share of gas was improperly accounted for. The action sought a proper accounting, an amount equal to the difference in prices paid and the highest obtainable prices, punitive damages and attorneys' fees. While the outcome is uncertain, the Company believes the suit will be resolved without material adverse effect on its financial position or result of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable

         (b)      Not applicable

         (c) At various times during the quarter and six months ended June 30, 2002, the Company issued common stock in exchange for fixed income securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the quarter and the six months ended June 30, 2002, a total of $5.6 million and $7.1 million face value of the 6% Debentures were retired in exchange for 919,000 and 1.2 million shares of common stock, $875,000 face value of $8.75 Notes was retired in exchange for 175,000 shares of common stock, $2.4 million face value of Trust Preferred were exchanged for 283,000 shares of common stock.

         (d)      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 23, 2002, the Company held its Annual Meeting of Stockholders. At such meeting Robert E. Aikman, Anthony Dub, V. Richard Eales, Thomas J. Edelman, Allen Finkelson, Alexander P. Lynch and John H. Pinkerton were reelected as Directors of the Company. Jonathan S. Linker was also elected as a Director of the Company.

         At the Annual Meeting, the shareholders approved the following:

                  1. An increase in the Common shares authorized for issuance under the Company's Stock Option Plan to 6,000,000 shares.

      Results of Voting            Votes For     Withheld      Abstentions
      -----------------            ---------     --------      -----------

      1.  Directors
              Robert E. Aikman     47,369,411    3,807,902               -
                   Anthony Dub     47,404,873    3,772,440               -
              V. Richard Eales     47,396,053    3,781,260               -
             Thomas J. Edelman     47,558,930    3,618,383               -
               Allen Finkelson     47,578,714    3,598,599               -
            Alexander P. Lynch     46,633,453    4,543,860               -
            Jonathan S. Linker     47,558,924    3,618,389               -
             John H. Pinkerton     47,586,550    3,590,763               -


                                   Votes For       Against       Abstentions
                                   ---------     -----------     -----------

      2.  Increase in number of    34,091,333     16,980,529         105,451
      shares authorized under
      the Company's 1999 Stock
      Option Plan to 6,000,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

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

         3.2.1. By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No. 33-31558).

         3.2.2    Amended and Restated By-laws of the Company dated May 24,
                  2001.


         (b)      Reports on Form 8-K

                  Form 8K/A dated July 17, 2002 (filed on July 17, 2002) reporting under Item 4 - Changes in Registrant's Certifying Accountant.

                  Form 8-K dated July 15, 2002 (filed on July 15, 2002) reporting under Item 4 - Changes in Registrant's Certifying Accountant.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                      RANGE RESOURCES CORPORATION



                                      By:      /s/ Eddie M. LeBlanc
                                          ------------------------------------
                                               Eddie M. LeBlanc
                                               Chief Financial Officer








July 26, 2002

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                       DESCRIPTION OF EXHIBIT
      -------     -------------------------------------------------------------
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