Form 10-K/A
period 2001-12-31
RANGE RESOURCES CORP
filed 2002-10-24
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2
      (MARK ONE)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

         The aggregate market value of voting stock of the registrant held by non-affiliates (excluding voting shares held by officers and directors) was $237,932,024 on March 1, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of stock on March 1, 2002: Common Stock $.01 par value: 52,841,766.

                      DOCUMENTS INCORPORATED BY REFERENCE:
      Part III of this report incorporates by reference the Proxy Statement relating to the Registrant's 2002 Annual Meeting of
                     Stockholders, filed on April 17, 2002.

                                Explanatory Note

         This Amendment No. 2 on Form 10-K/A to the Registrant's Form 10-K for the year ended December 31, 2001 is being filed as certain amounts in the accompanying 1999, 2000 and 2001 consolidated financial statements were restated. Other than the information affected by the restatement, all other information is presented as of the original filing on March 5, 2002.

                           RANGE RESOURCES CORPORATION

                  ANNUAL REPORT ON FORM 10-K/A AMENDMENT NO. 2
                          YEAR ENDED DECEMBER 31, 2001

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

RESTATEMENT

         In July 2002, the Company selected KPMG LLP as its new independent auditor. The Company also chose to have KPMG reaudit its consolidated financial statements for the three years ended December 31, 2001, even though a reaudit was not required. The reaudit was intended to provide additional assurance to shareholders, insure the Company's ongoing access to the capital markets and to avoid any possible impediment to future transactions.

         As a result of the reaudits, the Company restated the financial statements included herein. For the three years ended December 31, 2001, the cumulative impact of the restatements reduced net income by $8.4 million, of which, $7.8 million reduced the gain associated with the formation of Great Lakes in 1999. The restatement increased the 1999 net loss by $15.7 million, reduced 2000 net income by $1.4 million and increased 2001 net income by $8.7 million. The changes comprising the restatement are more fully described hereafter.

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

         During the fourth quarter of 2001, the Company recognized property impairments of $31.1 million, including $5.1 million relating to unproved acreage and $26.0 million relating to proven properties. The Company periodically compares the carrying value of its acreage to estimated fair value based on a variety of factors including geological and engineering assessments, acreage transactions in the area, the value that could be recovered from sale, farmout or exploitation, the timing of potential drilling, and the nature of the specific property. An impairment evaluation of proven properties includes estimated future cash flows including historical operating results and the estimated recoverability of reserves. (See Management's Discussion and Analysis
- Results of Operations.)

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

                                                   Development Projects
                                       ----------------------------------------
                                       Recompletion     Drilling
                                       Opportunities    Locations         Total
                                       -------------    ---------         -----

December 31, 2000                           318           1,812           2,130
   Drilled                                  (40)           (167)           (207)
   Added                                     25             151             176
   Deleted & other                          (29)           (192)           (221)
                                         ------          ------          ------
December 31, 2001                           274           1,604           1,878
                                         ======          ======          ======

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

                                 Development Projects
                     ------------------------------------------
                     Recompletion         Drilling
                     Opportunities        Locations       Total
                     -------------        ---------       -----

Southwest                 176                 120           296
Gulf Coast                 47                  16            63
Appalachia                 51               1,468         1,519
                        -----               -----         -----
     Total                274               1,604         1,878
                        =====               =====         =====

Exploration

         Onshore. The Company currently has 117 onshore exploration projects covering 268,122 gross (106,810 net) acres. Each project has multiple drilling prospects, some with several targeted formations. Given the continuing emphasis on debt reduction, it is expected that only a limited amount of work will be done on these projects in 2002.

         Gulf of Mexico. The Company owns exclusive license to a 3D seismic database covering 700 contiguous blocks in the shallow water of the Gulf of Mexico, primarily offshore Louisiana. In February 2001, a joint venture was formed between the Company, Callon Petroleum Co. ("Callon") and Cheyenne Petroleum Company ("Cheyenne") to reprocess the data and utilize it to identify and capture exploration and exploitation opportunities in a 3.5 million acre area. Callon has a 50% interest in the joint venture with the Company and Cheyenne sharing the remainder. The joint venture was awarded two blocks in the March 2001 OCS lease sale. The Company's current offshore leasehold inventory totals only 174,724 gross (49,055 net) acres. To more fully exploit the 3D seismic data base, it will be necessary to lease or farm in significant additional acreage. To date, the joint venture has identified 24 specific prospects and leads on acreage not currently controlled. These projects target Miocene and Pliocene formations at depths of 3,000 to 16,000 feet.

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

     On an mcfe basis, 76% of the Company's production for 2001 was natural gas. Gas is sold to utilities, marketing companies and industrial users. Gas sales are made pursuant to various contractual arrangements including month-to-month, one to three-year contracts at fixed or variable prices and fixed prices for the life of the well. Contracts other than those with fixed prices contain provisions for price adjustment, termination and other terms customary in the industry. From the inception of Great Lakes through June 30, 2001, the joint venture sold 90% of its gas production to FirstEnergy based on closing prices on the New York Mercantile Exchange ("NYMEX") plus a basis differential. For the last six months of 2001, Great Lakes sold 33% of its gas to First Energy, with the remaining 67% being sold to eight other companies. Currently 91% of Great Lakes gas is sold at prices based on the close of the NYMEX contract each month plus a basis differential. The remainder is sold at a fixed price. Oil is sold under contracts that can be terminated on 30 days notice. The price received is generally equal to a posted price set by major purchasers in the area. Oil purchasers are selected on the basis of price and service. In 2001, gas revenues totaled $154.2 million or 74% of oil and gas revenues while revenues from oil and natural gas liquids totaled $54.7 million. Oil and gas revenues in 2001 increased 21% over the prior year due to a slight increase in production and substantially higher prices.

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

HEDGING ACTIVITIES

         The Company regularly enters into hedging agreements to reduce the impact on its operations of fluctuations in oil and gas prices. All such contracts are entered into solely to hedge prices and limit volatility. The Company's current policy is to hedge between 50% and 75% of its production, when futures prices justify, on a rolling twelve to eighteen month basis. Due to the exceptional gas prices in 2001, the Company extended their hedging program into 2005. At December 31, 2001, hedges were in place covering 47.3 Bcf at prices averaging $4.02 per mcf and 700,000 barrels of oil averaging $25.97 per barrel. Their fair value, excluding hedge contracts with Enron North America Corp. ("Enron"), represented by the estimated amount that would be realized on termination, approximated a net unrealized pre-tax gain of $52.1 million at December 31, 2001, which is presented on the balance sheet as a short-term gain of $37.2 million and a long-term gain of $14.9 million based on contract expiration. The contracts expire monthly through December 2005 and cover approximately 55%, 30%, 15% and 5% of anticipated 2002 through 2005 production from proved reserves, respectively. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and a reference price, generally NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax losses relating to these derivatives in 1999, 2000 and 2001 were $10.6 million, $43.2 million, and $6.2 million, respectively. Over the last three years, the Company has recorded cumulative net pre-tax hedging losses of $60.0 million in income, which, when combined with the $52.1 million unrealized pre-tax gain at year-end 2001, result in a $7.9 million cumulative net loss. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions are recorded at an estimate of fair value which the Company bases on a comparison of the contract price and a reference price, generally NYMEX, on the Company's balance sheet as Other comprehensive income
(loss) ("OCI"), a component of Stockholders' Equity.

         The Company had hedge agreements with Enron for 22,700 Mmbtus per day, at $3.20 per Mmbtu covering the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on accounting regulations, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire in March 2002.

INDEPENDENT PRODUCER FINANCE ("IPF")

         IPF provides capital to small oil and gas producers to finance acquisition and development projects in exchange for term overriding royalty interests. The overrides are dollar-denominated and calculated to provide a contractual rate of return that typically ranges between 15% and 25%. Interest earned on the overrides is reported as IPF revenues. Almost all of the advances are for less than $5.0 million and most are for $2.0 million or less. IPF funds itself through a combination of internal cash flow and bank borrowings. At December 31, 2001, IPF's portfolio included 44 transactions having an aggregate book value of $41.4 million (net of $17.3 million of valuation allowances). The portfolio balance declined 15% in 2001 primarily due to $19.0 million of repayments received during the year. The reserves underlying IPF's royalty interests are not included in Range's consolidated reserve disclosure.

         IPF provides valuation allowances against advances which may not be recoverable. Increases and decreases in the valuation allowances are reported in IPF expenses. IPF expenses include general and administrative costs and interest expense, which totaled $4.9 million and $3.6 million, respectively, in 2000 and 2001. IPF recorded valuation allowances of $603,000 in early 2000. Because of higher product prices and the resultant increase in cash receipts, IPF reversed $1.9 million of previously reserved amounts in the second half of 2000. Due to the continued favorable oil and gas prices, $1.8 million of increases in receivables were also recorded as a reduction to IPF expenses in the first nine months of 2001. However, because of lower product prices, IPF increased its reserve allowance by $2.0 million in the fourth quarter of 2001. At year-end commodity prices, the Company believes that IPFs valuation allowances were adequate.

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

         IPF was acquired in 1998. The following table summarizes IPF's historical investments:

                                           Year Ended December 31,
                           -------------------------------------------------------
                            1997        1998        1999        2000        2001
                           -------     -------     -------     -------     -------

Total advances ($000)      $40,150     $45,822     $ 4,259     $ 6,985     $11,629
Number of advances              39          75          30          26          32
Average advance ($000)     $ 1,029     $   611     $   142     $   269     $   363

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

Common shareholders will be diluted if additional shares are issued

         The Company has filed shelf registration statements which allow it to issue additional common stock and the Company has exchanged common stock for its fixed income securities over the past three years. In 1999, 2000 and 2001, the Company exchanged common stock for 5-3/4% trust convertible preferred securities, 6% convertible debentures, 8.75% senior subordinated notes and $2.03 convertible preferred stock. The exchanges were made based on the relative market value of the common stock and the convertible securities at the time of the exchange, incorporating negotiated terms ranging from a 10% discount to a 4% premium, in 2001. In 2001, the convertible securities were acquired at discounts to their face value ranging from 4% to 44%. During 2000, $25.0 million of trust preferred, $13.8 million of 6% convertible debentures and $23.2 million of $2.03 convertible preferred stock was acquired in exchange for common stock. During 2001, $2.9 million of trust preferred, $5.7 million of 6% convertible debentures, $5.4 million of $2.03 convertible preferred stock and $3.4 million of 8.75% senior subordinated notes was acquired in exchange for common stock. Since 1998, $85.4 million face value of convertible securities have been exchanged for 13,568,000 shares of common stock. See Notes 7 and 10 to the financial statements. While the exchanges reduce interest expense, dividends and future repayment obligations, the larger number of common shares outstanding have a dilutive effect on existing shareholders. The Company's ability to repurchase additional convertible securities is limited by the parent credit facility and the 8.75% senior subordinated notes restricted payment baskets. As of December 31, 2001, the Company has only $3.0 million available under the most restrictive basket. The amount of the restrictive baskets limit the Company's flexibility in repurchasing debt securities at attractive discounts to par, when they become available. Therefore, the Company may seek changes in these covenants.

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

         Between late 1997 and mid-1998, a series of large acquisitions were consummated which proved extremely disappointing. Production from the acquired properties fell more rapidly than anticipated and further development results were far less attractive than projected in the acquisition engineering. The steep decline in energy prices, which began in late 1997, combined with the less than expected performance caused certain downward reserve revisions in 1998. In 1999, a series of exhaustive field performance studies were conducted and the properties were re-engineered. The studies included a complete review of 1997 and 1998 capital expenditures and development results, a re-examination of estimates of reservoir thickness, oil and gas in place, ultimate recoverable reserves and the relationship of pressures and production declines to these estimates. Reserve reductions were recorded in 1999, based primarily on performance and a reassessment of the size of the reservoirs offset to a minor degree by upward revisions due to price increases. The 1999 development program in these fields was in part designed to confirm revised engineering forecasts. Downward revisions at year-end 2000 represented what is believed to be the final integration of the field studies, 1999 and 2000 development results, pressure data and production declines. Adjustments at year-end 2000 involved removing from proved reserves drilling and recompletion locations that, based on perceived risk, will probably not be drilled. A downward revision that occurred at year-end 2001 is unlike the previous revisions the Company has experienced. Previous revisions were associated with the disappointing performance of the properties that were acquired during the late 1990's. The entire reserve revision in 2001 is associated with the dramatic reduction in commodity prices between year-end 2000 and year-end 2001. The approximate 73% reduction in gas price on the Company's proved reserves, which are 76% gas by reserve volume, resulted in a significant revision. If there had been no change in commodity prices, the Company would have experienced a slightly positive revision. While there can be no assurance that future reserve revisions will not occur, management believes that it has fully assessed all data available through this date. That assumption is supported by the fact that performance in the fields appears to have stabilized.

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

         Based primarily on the poor performance of certain properties acquired between late-1997 and mid-1998 and significantly decreased oil and gas prices, impairments of $215 million in 1998 and $29.9 million in 1999 were recorded. In 2000, no impairments were required. At year-end 2001, an impairment of $31.1 million was recorded. (See Management's Discussion and Analysis - Results of Operations.) For a further discussion of accounting policies related to oil and gas properties, see Note 3 to the Consolidated Financial Statements.

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

         Individuals or companies who feel the Company or those acting on its behalf damaged them physically or financially, have the right under the law to seek recovery in court. In today's legal climate, the likelihood of suits continues to increase. As verdicts or judgments are so uncertain, the Company may elect to settle claims. Settlements may not be covered by insurance and costs might have to be borne solely by the Company. Even when the Company elects to contest a claim, it may be held liable by the courts. Often, the cost of defending oneself or one's rights cannot be recovered from the other parties even if you prove successful and the costs must be borne solely by the Company. Such costs and settlements could have a material adverse effect on the Company's financial position. See Item 3 "Legal Proceedings" included in this report and
Note 9 to Consolidated Financial Statements as to certain proceedings and contingencies.

We are subject to financing and interest rate exposure risks

         Our business and operating results can be harmed by factors such as the availability and cost of capital, increases in interest rates, changes in the tax rates, market perceptions of the oil and gas industry or the Company, or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue opportunities and place us at a competitive disadvantage. At December 31, 2001, the Company had a portion of its borrowings subject to interest rate swap agreements. See Note 8 to the financial statements.

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

         In addition, these obligations have certain requirements that the Company must meet to avoid the acceleration of the maturity of these instruments. See Note 7 to the Consolidated Financial Statements for their stated maturities. The acceleration of the maturity of one or more of such obligations could have a material adverse effect on the Company.

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

PROVED RESERVES

         The following table sets forth estimated proved reserves over the past five years.

                                                 December 31,
                        -----------------------------------------------------------
                         1997         1998         1999         2000         2001
                        -------      -------      -------      -------      -------
Natural gas (Mmcf)
  Developed             369,786      436,062      299,437      305,796      276,162
  Undeveloped           204,632      197,255      144,346      121,871      112,765
                        -------      -------      -------      -------      -------
      Total             574,418      633,317      443,783      427,667      388,927
                        -------      -------      -------      -------      -------

Oil and NGL (Mbbls)
  Developed              14,971       19,649       17,884       17,215       14,066
  Undeveloped            14,803        7,480       10,933        8,787        6,613
                        -------      -------      -------      -------      -------
      Total              29,774       27,129       28,817       26,002       20,679
                        -------      -------      -------      -------      -------

Total (Mmcfe) (a)       753,062      796,091      616,685      583,679      513,001
                        =======      =======      =======      =======      =======
% Developed                61.0%        69.6%        66.0%        70.1%        70.3%

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

                                             December 31,
                        --------------------------------------------------
                         1997       1998       1999       2000       2001
                        ------     ------     ------     ------     ------

Future net revenues     $1,276     $1,020     $1,013     $3,764     $  750
Present Value
  Pre-tax                  632        555        556      1,964        399
  After tax                511        517        503      1,506        311
Oil price (per
barrel)                 $16.00     $10.26     $23.49     $24.46     $17.59
Gas price (per mcf)     $ 2.79     $ 2.34     $ 2.34     $ 9.57     $ 2.70

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


                   Pre-tax Present Value
                 ------------------------
                     Amount                  Oil & NGL    Natural Gas     Total
                 (In thousands)     %         (Mbbls)       (Mmcf)       (Mmcfe)
                 --------------  --------     -------       ------       -------
Southwest

   Permian          $111,156           28       13,065       68,550      146,940
   Midcontinent       53,987           13          724       54,483       58,827
                    --------     --------     --------     --------     --------
     Subtotal        165,143           41       13,789      123,033      205,767
                    --------     --------     --------     --------     --------
Gulf Coast            94,017           24        1,896       84,288       95,664
Appalachia           139,996           35        4,994      181,606      211,570
                    --------     --------     --------     --------     --------
     Total          $399,156          100       20,679      388,927      513,001
                    ========     ========     ========     ========     ========

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

         In East Texas, the Permian division participated in the drilling of two gross (0.4 net) horizontal wells in the James Lime formation, a fractured carbonate. Both wells were successfully completed for combined initial rates of 13 (3.5 net) Mmcfe per day. Also in East Texas, the Company drilled its first Bossier sand test (the Linder #1). The well was unsuccessful in the Bossier formation at depths ranging from 11,500 to 12,500 feet. However, the Linder #1 was successfully recompleted uphole in the Travis Peak formation yielding rates of 3.0 (2.5 net) Mmcfe per day. To date, Range has accumulated an acreage position in East Texas totaling 34,600 (11,000 net) acres in the horizontal James Lime play and 31,600 (21,400 net) acres in the Bossier sand play. Further Bossier drilling has been deferred, pending the results of a thorough technical review; however the Company plans to continue drilling in the Travis Peak formation. At year-end 2001, acreage in East Texas was impaired by $825,000 to reflect the lack of success in the Bossier sand. (See Management's Discussion and Analysis - Results of Operations.)

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

GULF COAST REGION

         The Gulf Coast region represents 24% of total reserve value and 19% of total reserve volumes of the Company. Proved reserves totaled 95.7 Bcfe, down 13% from 110 Bcfe at year-end 2000. In 2001, the region only partially replaced the reserves lost through property dispositions of 2.6 Bcfe and the production of 20 Bcfe. Gulf Coast reserves are 88% natural gas. Properties are located in the shallow waters of the Gulf of Mexico and onshore in Texas, Louisiana and Mississippi. The region's wells are characterized by high initial rates and relatively short reserve lives. Production by the region represented 36% of the Company's total average daily production. Major onshore fields include Alta Mesa in Brooks County, Texas, which produces from depths of 6,000 to 7,000 in the Frio and Vicksburg formations, and Oakvale, in Jefferson Davis County, Mississippi, which produces at depths ranging from 15,000 to 16,500 feet in the Sligo and Hosston formations. Offshore properties include interests in 50 platforms in water depths ranging from 20 to 210 feet, none of which are operated. The Gulf Coast's development inventory includes 47 recompletions and 16 drilling locations on 155,020 gross (43,277 net) developed acres and 93,388 gross (22,245 net) undeveloped acres. At year-end 2001, the Company impaired acreage by $4.3 million and proved properties by $25.9 million in the Gulf Coast region. (See Management's Discussion and Analysis - Results of Operations.)

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

                                     Development Projects
                           -------------------------------------
                           Recompletion       Drilling
                           Opportunities     Locations     Total
                           -------------     ---------     -----

December 31, 2000                 74           1,635       1,709
   Drilled                        (8)           (142)       (150)
   Added                          13             148         161
   Deleted                       (28)           (173)       (201)
                              ------          ------      ------
December 31, 2001                 51           1,468       1,519
                              ======          ======      ======

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

         In 2001, $22 million in capital expenditures funded the drilling of
193.0 (84.8 net) shallow development wells, 16 (5.7 net) medium depth wells, and five (2.5 net) deep exploitation wells. In addition, capital was expended on 11 (4.2 net) recompletions as well as the purchase of 1,021 miles of 2-D and 3-D seismic data and 48,750 acres of leasehold. Out of 209 development wells drilled, 207 were successful. Three of the five exploration wells were also successful, indicating an overall 98% success rate. Production during the year averaged 32.6 Mmcfe/day net, a 4% increase. Year-end proved reserves decreased approximately 12% to 211.6 Bcfe primarily as a result of lower pricing. At year-end 2001, Great Lakes recorded an impairment of $99,000 on their Oceana property.

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

                                                           Year Ended December 31,
                                       ------------------------------------------------------------
                                         1997         1998         1999         2000         2001
                                       --------     --------     --------     --------     --------
                                                                 Restated     Restated     Restated
Production

    Gas (Mmcf)                           38,409       45,193       50,808       41,039       42,278
    Crude oil (Mbbl)                      1,371        2,175        2,247        2,035        1,916
    Natural gas liquids (Mbbl)              423          480          412          363          326
       Total (Mmcfe) (a)                 49,173       61,123       66,762       55,427       55,730

Revenues

    Gas                                $101,217     $105,509     $108,115     $118,977     $154,175
    Crude oil                            24,967       26,119       33,075       47,414       49,033
    Natural gas liquids                   3,833        3,965        4,302        6,691        5,646
                                       --------     --------     --------     --------     --------
       Total                            130,017      135,593      145,492      173,082      208,854
Direct operating expenses (b)            31,481       39,001       43,074       40,552       43,430
                                       --------     --------     --------     --------     --------
       Gross margin                    $ 98,536     $ 96,592     $102,418     $132,530     $165,284
                                       ========     ========     ========     ========     ========

Average sales price(c)
    Gas (mcf)                          $   2.64     $   2.33     $   2.13     $   2.90     $   3.65
    Crude oil (bbl)                       18.21        12.01        14.72        23.30        25.59
    Natural gas liquids (bbl)              9.06         8.26        10.44        18.43        17.33

    Mcfe (a) (d)                           2.64         2.22         2.18         3.12         3.75

Operating cost (mcfe)
    Direct costs                       $   0.57     $   0.57     $   0.58     $   0.62     $   0.66
    Severance and production taxes         0.07         0.07         0.07         0.11         0.12
                                       --------     --------     --------     --------     --------
       Total                           $   0.64     $   0.64     $   0.65     $   0.73     $   0.78
                                       ========     ========     ========     ========     ========


(a)  Oil and NGL are converted to mcfe at a rate of 6 mcf per barrel.

(b)  Includes severance and production taxes.

(c) Average sales prices are net of hedging, which increased average oil prices in 2001 by $2.21 a barrel and decreased average gas prices by $0.25 per mcf, respectively. In 2000, average sales prices are net of hedging, which reduced average oil and gas prices in 2000 by $4.85 a barrel and $0.81 per mcf, respectively.

(d) Average prices realized excluding hedging were $2.34, $3.90, and $3.86 per mcfe, in 1999, 2000 and 2001, respectively.

PRODUCING WELLS

         The following table sets forth information relating to productive wells at December 31, 2001. The Company owns royalty interests in an additional 215 wells. Wells are classified as oil or gas according to their predominant production stream.


                                    Wells                        Average
                             -------------------------           Working
                             Gross                Net           Interest
                             -----               -----          --------
Crude oil                    1,430                 965             67%
Natural gas                  8,289               3,778             46%
                             -----               -----
Total                        9,719               4,743             49%
                             =====               =====

ACREAGE

         The following table sets forth total acreage held by the Company at December 31, 2001.


                                         Acres                      Average
                             -----------------------------          Working
                               Gross                 Net            Interest
                             ---------             -------          --------
Developed                    1,154,304             578,109             50%
Undeveloped                    558,862             284,028             51%
                             ---------             -------
Total                        1,713,166             862,137             50%
                             =========             =======


         The following table sets forth, for the preceding three years, the book value of acreage where the Company has not yet identified proved reserves (in thousands):

                                       1999        2000        2001
                                     -------     -------     -------
Southwest region                     $50,121     $38,815     $20,906
Gulf Coast region                      8,870       9,103       3,081
Appalachian region                     2,821       1,605       1,743
                                     -------     -------     -------
                           Total     $61,812     $49,523     $25,730
                                     =======     =======     =======

DRILLING RESULTS

         The following table summarizes drilling activities for the past three years.

                            1999              2000               2001
                      --------------    ---------------    ---------------
                      Gross     Net     Gross      Net     Gross      Net
                      -----    -----    -----     -----    -----     -----
Development wells
   Productive          43.0     20.6    173.0      82.5    256.0     112.9
   Dry                  3.0      1.7      6.0       4.4      8.0       5.5
Exploratory wells
   Productive           1.0      0.5      9.0       2.9      6.0       1.9
   Dry                  3.0      0.8      7.0       1.7      2.0       0.9
Total wells
   Productive          44.0     21.1    182.0      85.4    262.0     114.8
   Dry                  6.0      2.5     13.0       6.1     10.0       6.4
                      -----    -----    -----     -----    -----     -----
        Total          50.0     23.6    195.0      91.5    272.0     121.2
                      =====    =====    =====     =====    =====     =====

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

                                                           Average
                                                            Daily
                              High            Low           Volume
                              ----            ---           ------
       2000

First quarter                $ 3.44         $ 1.88         230,470
Second quarter                 3.31           1.44         382,015
Third quarter                  5.31           2.88         366,314
Fourth quarter                 7.00           4.00         339,306

       2001

First quarter                  7.13           5.15         374,390
Second quarter                 6.68           4.90         392,240
Third quarter                  6.20           4.25         353,008
Fourth quarter                 4.76           3.93         240,491

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial information covering the last five years.

                                                                     As of or for the Year Ended December 31,
                                                         ------------------------------------------------------------------
                                                         1997           1998           1999          2000           2001
                                                         ----           ----           ----          ----           ----
                                                                      (In thousands, except per share data)
                                                                      Restated       Restated       Restated      Restated
OPERATIONS

   Revenues                                           $ 145,417      $ 148,929      $ 193,047      $ 184,828     $ 219,425
   Net income (loss)                                    (23,332)      (181,273)       (23,542)        36,578        17,663
   Earnings (loss) per share before extraordinary
     items - basic                                        (1.31)         (7.11)         (0.78)          0.55          0.28
   Earnings (loss) per share before extraordinary
    items - diluted                                       (1.31)         (7.11)         (0.78)          0.54          0.28
   Earnings (loss) per share - basic                      (1.31)         (7.11)         (0.71)          0.97          0.36
   Earnings (loss) per share - diluted                    (1.31)         (7.11)         (0.71)          0.96          0.36
   Dividends per share                                     0.10           0.12           0.03             --            --

BALANCE SHEET

   Working capital                                    $  (2,051)     $  (8,198)     $  20,011      $   9,665     $  29,856
   Oil and gas properties, net                          623,807        653,260        570,643        553,173       533,357
   Total assets                                         758,833        913,970        732,228        671,826       682,462
   Senior debt                                          186,712        367,062        140,000         89,900        95,000
   Non-recourse debt                                         --         60,100        142,520        113,009        98,801
   Subordinated debt                                    180,000        180,000        176,360        162,550       108,690
   Trust Preferred                                      120,000        120,000        117,669         92,640        89,740
   Stockholders' equity (a)                             196,950        125,669        103,238        159,944       235,621

(a) Stockholders equity includes other comprehensive income/(loss) of $370, $292, $189, $(639) and $45,523 in 1997, 1998, 1999, 2000 and 2001,
     respectively.

         The following table sets forth summary unaudited financial information on a quarterly basis for the two years ended December 31, 2001 (in thousands, except per share data).



                                                                               2000
                                   -------------------------------------------------------------------------------------------------
                                           March 31                           June 30                            September 30
                                   -------------------------------------------------------------------------------------------------
                                   As Filed        Restated          As Filed         Restated             As Filed        Restated
                                   --------        --------          --------         --------             --------        --------
 Revenues                           $42,839         $42,951           $41,336          $40,195              $44,819         $43,455
 Net income (a)                       4,281           6,643             8,735            9,229                7,756           7,366
 Earnings per share - basic            0.12            0.19              0.23             0.25                 0.19            0.18
 Earnings per share - diluted          0.12            0.19              0.23             0.24                 0.19            0.18
 Total assets                       727,214         705,885           700,439          680,566              687,500         669,147
 Senior debt                        142,000         142,000           112,000          112,000               99,900          99,900
 Non-recourse debt                  130,619         130,619           124,516          124,516              120,012         120,012
 Subordinated debt                  176,060         176,060           174,810          174,810              165,660         165,660
 Trust Preferred                    111,490         111,490           100,240          100,240               97,340          97,340
 Stockholder's equity               134,164         112,715           147,900          126,793              162,371         141,062

                                                                      2000
                                  ----------------------------------------------------------------------
                                                  December 31                          Total
                                           -------------------------------------------------------------
                                           As Filed         Restated          As Filed          Restated
                                           --------         --------          --------          --------
 Revenues                                  $ 58,725         $ 58,227         $ 187,719         $ 184,828
 Net income (a)                              17,189           13,340            37,961            36,578
 Earnings per share - basic                    0.42             0.34              0.99              0.97
 Earnings per share - diluted                  0.42             0.34              0.99              0.96
 Total assets                               689,165          671,826           689,165           671,826
 Senior debt                                 89,900           89,900            89,900            89,900
 Non-recourse debt                          113,009          113,009           113,009           113,009
 Subordinated debt                          162,550          162,550           162,550           162,550
 Trust Preferred                             92,640           92,640            92,640            92,640
 Stockholder's equity                       185,207          159,944           185,207           159,944


                                                                               2001
                                   -------------------------------------------------------------------------------------------------
                                           March 31                           June 30                            September 30
                                   -------------------------------------------------------------------------------------------------
                                   As Filed        Restated          As Filed         Restated             As Filed        Restated
                                   --------        --------          --------         --------             --------        --------
 Revenues                           $64,202         $63,105           $59,668          $58,445              $51,671         $52,143
 Net income (loss) (a)               18,512          20,053            14,740           16,968                6,689           8,198
 Earnings per share - basic            0.38            0.42              0.29             0.34                 0.13            0.16
 Earnings per share - diluted          0.38            0.41              0.29             0.33                 0.13            0.16
 Total assets                       676,476         658,825           712,167          695,418              739,645         584,373
 Senior debt                         76,800          76,800            88,800           88,800               95,000          95,000
 Non-recourse debt                   98,006          98,006            99,902           99,902              102,501         102,501
 Subordinated debt                  160,940         160,940           133,340          133,340              121,840         121,840
 Trust Preferred                     92,640          92,640            90,290           90,290               90,290          90,290
 Stockholder's equity               175,345         151,136           243,781          222,064              266,852         247,635

                                                                      2001
                                   ----------------------------------------------------------------------
                                                   December 31                          Total
                                            -------------------------------------------------------------
                                            As Filed         Restated         As Filed           Restated
                                            --------         --------         --------           --------
 Revenues                                   $ 44,446         $ 45,732         $ 219,987         $ 219,425
 Net income (loss) (a)                      (30,945)         (27,556)             8,996            17,663
 Earnings per share - basic                   (0.60)           (0.54)              0.19              0.36
 Earnings per share - diluted                 (0.60)           (0.54)              0.19              0.36
 Total assets                                691,565          682,462           691,565           682,462
 Senior debt                                  95,000           95,000            95,000            95,000
 Non-recourse debt                            98,801           98,801            98,801            98,801
 Subordinated debt                           108,690          108,690           108,690           108,690
 Trust Preferred                              89,740           89,740            89,740            89,740
 Stockholder's equity                        245,687          235,621           245,687           235,621


(a) Includes extraordinary gains on retirement of securities of $3.5 million, $7.0 million, $4.3 million and $3.0 million in the first, second, third and fourth quarters, respectively.

(b) Includes extraordinary gains on retirement of securities of $432,000 in the first quarter. These gains were $1.6 million and a loss of $396,000 in the second and third quarters, respectively. In the fourth quarter of 2001, the gain on retirement of securities was $2.3 million.

         The total of the earnings per share for each quarter does not equal the earnings per share for the full year, either because the calculations are based on the weighted average shares outstanding during each of the individual periods or rounding. During the fourth quarter of 2001, the Company recorded $31.1 million of impairments. (See Management's Discussion and Analysis - Results of Operations.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CAPITALIZED TERMS HEREIN ARE DEFINED IN THE FOOTNOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN.)

As described in Note 2 to the consolidated financial statements, a restatement has been made to correct previously reported financial results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Application of certain of the Company's accounting policies, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes and contingencies and litigation require significant estimates. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Proved oil and natural gas reserves - Proved reserves are defined by the U.S. Securities and Exchange Commission (SEC) as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although the Company's engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation rates utilized by the Company. The Company can not predict the types of reserve revisions that will be required in future periods.

         Successful efforts accounting - The Company utilizes the successful efforts method to account for exploration and development expenditures. Unsuccessful exploration wells are expensed and can have a significant effect on operating results. Successful exploration drilling costs and all development capital expenditures are capitalized and systematically charged to expense using the units of production method based on proved developed oil and natural gas reserves as estimated by the Company's engineers. The Company also uses proved developed reserves to recognize expense for future estimated dismantlement and abandonment costs. Costs of exploration wells in progress at year-end 2001 were not significant.

         Impairment of properties - The Company continually monitors its long-lived assets recorded in Property, Plant and Equipment in the Consolidated Balance Sheet to make sure that they are fairly presented. The Company must evaluate its properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustment to reserves, or other changes to contracts environmental regulations or tax laws. All of these same factors must be considered when testing a property's carrying value for impairment. The Company can not predict the amount of impairment charges that may be recorded in the future.

         Income taxes - The Company is subject to income and other similar taxes in all areas in which it operates. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of its calendar year; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when income tax expenses and benefits are recognized by the Company. The Company has deferred tax assets relating to tax operating loss carryforwards and other deductible differences. The Company routinely evaluates all deferred tax assets to determine the likelihood of their realization. A valuation allowance is recognized for deferred tax assets when management believes that certain of these assets are not likely to be realized.

         The Company's deferred tax assets exceed deferred tax liabilities at year-end 2001, before considering the effects of Other comprehensive income ("OCI"). In determining deferred tax liabilities, accounting rules require OCI to be considered, even though such income (loss) has not yet been earned. The inclusion of OCI causes deferred tax liabilities to exceed deferred tax assets by $4.5 million therefore, such amount is recorded as deferred tax liability at year-end 2001 on the Company's balance sheet. The Company needs to earn approximately $34.8 million of pre-tax income from the unrealized hedges included in OCI at year-end before statutory taxes will be recorded on the income statement. Due to the complexity of the accounting rules regarding taxes, the timing of when the Company will record deferred taxes is uncertain.

         The Company occasionally is challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in its various income tax returns. Although the Company believes that it has adequate accruals for matters not resolved with various taxing authorities, gains or losses could occur in future years from changes in estimates or resolution of outstanding matters.

         Legal, environmental and other contingent matters - A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, the Company often must estimate the amount of such losses. In many cases, management's judgment is based on interpretation of laws and regulations, which can be interpreted differently by regulators and/or courts of law. The Company's management closely monitors known and potential legal, environmental and other contingent matters, and makes its best estimate of when the Company should record losses for these based on information available to the Company.

         Other significant accounting policies requiring estimates include the following: The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized as earned. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. At IPF, all receivables are evaluated quarterly and provisions for uncollectible amounts are established. The Company records a write down of marketable securities when the decline in market value is considered to be other than temporary. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows.

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES

         During 2001, the Company spent $89.4 million on development, exploration and acquisitions. Fixed income obligations including Trust Preferred and $2.03 Preferred, were reduced by $65.9 million. At December 31, 2001, the Company had $3.4 million in cash, total assets of $682.5 million and a debt (including Trust Preferred) to capitalization (including debt, deferred taxes and stockholders equity) ratio of 63%. Available borrowing capacity on the Company's bank lines at December 31, 2001 was $25.0 million on the Parent Facility, $25.0 million on the Great Lakes Facility and $11.2 million on the IPF Facility. Long-term debt (including Trust Preferred) at December 31, 2001 totaled $392.2 million and included $95.0 million of borrowings under the Parent Facility, $75.0 million under the non-recourse Great Lakes Facility, $23.8 million under the non-recourse IPF Facility, $79.1 million of 8.75% Senior Subordinated Notes, $29.6 million of 6% Convertible Subordinated Debentures and $89.7 million of Trust Preferred.

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

         The following summarizes the Company's contractual obligations at December 31, 2001 and their future maturities (in thousands):


                                            Less than    1 - 3       After
                                              1 Year     Years      3 Years     Total
                                              ------     -----      -------     -----

Long term debt                               $     --   $193,801*   $198,430   $392,231
Non-cancelable operating lease obligations        820      1,560         126      2,506
                                             --------   --------    --------   --------
Total contractual cash obligations           $    820   $195,361    $198,556   $394,737
                                             ========   ========    ========   ========

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

         Total long-term debt (including Trust Preferred) at December 31, 2001, was $392.2 million. Long-term debt of $193.8 million was at floating interest rates. Included in long-term debt was $198.4 million of debt securities which have fixed interest charges. The table below describes the Company's required annual fixed interest payments on these debt instruments (in thousands):

                                              Interest          Annual           Interest              Maturity
         Security                 Amount        Rate           Interest          Payable                Dates
         --------                 ------        ----           --------          -------                -----
8.75% Sr. Sub. Notes              $79,115       8.75%           $6,900       January, July               2007
6% Debentures                      29,575       6.00%            1,800       February, August            2007
5.75% Trust Preferred              89,740       5.75%            5,200       Feb., May, Aug., Nov.       2027
                                 --------                      -------
                                 $198,430                      $13,900
                                 ========                      =======

Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 55%, 30%, 15%, and 5% of its anticipated production from proved reserves on an mcfe basis for 2002, 2003, 2004 and 2005, respectively. Decreases in prices and lower production at certain properties reduced cash flow sharply in 1998 and early 1999 and resulted in the reduction of the Company's borrowing base. Simultaneously, the Company sharply reduced its development and exploration spending. While the $89.4 million of capital expenditures for 2001 were funded entirely with internal cash flow, the amount expended was not sufficient to replace production. The 2002 capital budget of $100.0 million is expected to increase production 5% or more and expand the reserve base by more than replacing production. The Company's hedge position is expected to allow the capital program to be funded with internal cash flow even in this low price environment. However, in such a low price environment, management expects little reduction in long-term debt as excess internal cash flow will be limited. With any further decrease in product prices, it would be unlikely that the Company would be able to fund the $100.0 million capital program entirely from internal cash flow. The Company intends to closely monitor its capital expenditure program and results of operations in 2002; therefore, this current low price environment may negatively affect the amount of capital spending for the year.

         Net cash provided by operations in 1999, 2000 and 2001 was $50.2 million, $74.9 million and $129.6 million, respectively. Cash flow from operations increased as higher prices and lower interest expense more than offset increasing direct operating.

         Net cash used in (provided by) investing in 1999, 2000 and 2001 was $(98.2) million, $6.0 million and $78.2 million, respectively. In 1999, a $98.7 million source of cash from the formation of Great Lakes, $17.5 million in asset sales and $13.2 million of IPF receipts, more than offset additions to oil and gas properties and IPF investments. In 2000, $47.5 million of additions to oil and gas properties, offset by $25.9 million proceeds from sales of assets and $24.8 million of IPF repayments were included. The 2001 period included $87.0 million of additions to oil and gas properties and $11.6 million of IPF investments, partially offset by $19.0 million of IPF receipts and $3.8 million of asset sales.

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

Capital Requirements

         During 2001, $89.4 million of capital was expended, primarily on development projects. This represented approximately 69% of internal cash flow. The Company manages its capital budget with the goal of funding it with internal cash flow. The 2002 capital budget of $100.0 million is expected to increase production 5% or more and expand the reserve base by more than replacing production. The Company's hedge position which covers approximately 55% of anticipated 2002 production from proved reserves, is expected to allow the capital program to be funded with internal cash flow even in this low price environment. However, in such a low price environment, management expects little reduction in long-term debt as excess internal cash flow will be limited. With any further decrease in product prices, it would be unlikely that the Company would be able to fund the $100.0 million capital program entirely from internal cash flow. The Company intends to closely monitor the capital expenditure program and results of operations; therefore, this current low price environment may negatively affect the amount of capital spending for the year. Development and exploration activities are highly discretionary, and, for the foreseeable future, management expects such activities to be maintained at levels equal to or below internal cash flow. See "Business--Development and Exploration Activities."

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

         At March 1, 2002, there was availability under each of the Company's facilities. At the parent, a $120.0 million borrowing base was in effect of which $16.5 million was available. At IPF, a $35.0 million borrowing base was in effect of which $11.7 million was available. At Great Lakes, half of which is consolidated at Range, a $200.0 million borrowing base was in effect, of which $54.0 million was available.

Hedging

                               Oil and Gas Prices

         The Company regularly enters into hedging agreements to reduce the impact of fluctuations in oil and gas prices on its operations. The Company's current policy, when futures prices justify, is to hedge between 50% and 75% of projected production from existing proved reserves on a rolling twelve to eighteen month basis. At December 31, 2001, hedges were in place covering 47.3 Bcf of gas at prices averaging $4.02 per mcf and 700,000 barrels of oil averaging $25.97 per barrel. Their fair value, excluding hedge contracts with Enron North America Corp. ("Enron"), represented by the estimated amount that would be realized on termination, based on contract versus NYMEX prices, approximate a net unrealized pre-tax gain of $52.1 million at December 31, 2001, respectively. The contracts expire monthly through December 2005 and cover approximately 55% of anticipated 2002 production from proved reserves and 30% of 2003 production from proved reserves and lesser amounts of 2004 and 2005 production. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases on oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax losses relating to these derivatives in 1999, 2000 and 2001 were $10.6 million, $43.2 million and $6.2 million, respectively. Over the last three years, the Company has recorded cumulative net pre-tax hedging losses of $60.0 million in income, which, when combined with the $52.1 million unrealized pre-tax gain at year-end 2001, result in a cumulative net loss of $7.9 million. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions are recorded at an estimate of fair value which the company bases on a comparison of the contract price and a reference price, generally NYMEX, on the Company's balance as OCI, a component of Stockholders' Equity.

         The Company had hedge agreements with Enron for 22,700 Mmbtu's per day, at $3.20 per Mmbtu for the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on accounting regulations, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in 2001 income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire as of March 2002.

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

INFLATION AND CHANGES IN PRICES

         The Company's revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During 2001, the Company received an average of $25.59 per barrel of oil and $3.65 per Mcf of gas after hedging. Although certain of the Company's costs and expenses are affected by the general inflation, inflation does not normally have a significant effect on the Company. However, industry specific inflationary pressures built up over an 18 month period in 2000 and 2001 due to favorable conditions in the industry. While product prices have recently declined, the cost of services in the oil and gas industry have not declined by the same percentage. Any increases in product prices could cause inflationary pressures specific to the industry to also increase.

RESULTS OF OPERATIONS

         The following table identifies certain items included in the Company's results of operations and is presented to assist in comparison of the last three years. The table should be read in conjunction with the following discussions of results of operations.

                                               Year Ended December 31,
                                           --------------------------------
                                             1999        2000        2001
                                           --------    --------    --------
                                                   (in thousands)
                                           Restated    Restated    Restated
Increase/(Decrease) in Revenues:
   Writedown of marketable securities      $     --    $     --    $ (1,715)
   Enron bad debt expense                        --          --      (1,352)
   Gain/(Loss) from asset sales                (530)     (1,116)        689
   Effect of SFAS 133                            --          --       2,351
   Hedging gains (losses)                   (10,631)    (43,187)     (6,194)
   Gain on sale - Great Lakes                30,929          --          --
                                           --------    --------    --------
                                           $ 19,768    $(44,303)   $ (6,221)
                                           ========    ========    ========

Increase/(Decrease) in Expenses:
   Provision for impairment                $ 29,901    $     --    $ 31,085
   Mark-to-market non-cash
     compensation expense                       160       3,405      (2,410)
   Bad debt expense                              --         615         688
   Effect of SFAS 133                            --          --       1,332
   Adjustment of IPF valuation allowance        564      (2,891)        122
                                           --------    --------    --------
                                           $ 30,625    $  1,129    $ 30,817
                                           ========    ========    ========

Extraordinary Items:
   Gain on retirement of securities        $  2,430    $ 17,763    $  3,951
                                           ========    ========    ========

Comparison of 2001 to 2000

         Net income in 2001 totaled $17.7 million compared to $36.6 million in 2000. A $17.8 million gain on retirement of securities was realized in 2000 versus $4.0 million in 2001. The fourth quarter of 2001 included an impairment charge of $31.1 million. Production increased to 152.7 Mmcfe per day, a 1% increase from the prior year period. Revenues benefited from a 20% increase in average prices per mcfe to $3.75. The average prices received for oil increased 10% to $25.59 per barrel and for gas increased 26% to $3.65 per mcfe. Production expenses increased $2.9 million to $43.4 million as a result of higher production and property taxes, increased workover costs and slightly higher labor and services and supplies. Therefore, operating cost per mcfe produced averaged $0.78 in 2001 versus $0.73 in 2000.

         Transportation and processing revenues decreased 35% to $3.4 million due to the impact of the sale of a gas processing plant in June 2000 and lower NGL prices. IPF's $6.6 million of revenues declined 7% from 2000. IPF records income from payments on accounts with no reserve accrued against them. On accounts with reserves, IPF reduces the carrying value of the account for payments received and does not record income. Due to declining prices in 2001, less income was recorded from payments received. During 2001, IPF expenses included $1.8 million of administrative costs and $1.8 million of interest. In 2001, a favorable adjustment to IPF reserves of $1.8 million, due to favorable prices at the time, was more than offset by a year-end increase in reserve for doubtful accounts of $2.0 million. During 2000, IPF expenses included $1.5 million of administrative costs and $3.4 million of interest costs. In 2000, a favorable adjustment of $1.3 million was recorded to IPF loss reserves and a favorable $1.6 million adjustment to the reserve for doubtful accounts.

         Exploration expense increased 84% to $5.9 million primarily due to additional seismic activity and increased personnel expenses. General and administrative expenses decreased 18% due to a decline in non-cash mark-to-market compensation expense of $5.8 million offset by additional personnel costs ($1.4 million), higher legal and occupancy costs ($1.2 million) and additional costs ($600,000) incurred from having duplicate functions at Great Lakes and Range. The average number of general and administrative personnel increased 15% from 2000 to 2001.

         Interest and other income increased from a loss of $722,000 in 2000 to a gain of $490,000 in 2001. The 2001 period included $2.3 million of ineffective hedging gains and a $689,000 gain on asset sales, partially offset by a $1.7 million writedown of marketable securities and a $1.4 million bad debt expense related to the Enron hedges. The 2000 period included $1.1 million loss on asset sales. Interest expense decreased 19% to $32.2 million primarily as a result of lower average outstanding balances and falling interest rates. Average outstandings on the Parent Facility were $124.7 million and $90.5 million for 2000 and 2001, respectively and the average interest rates were 8.8% and 6.4%, respectively.

         Depletion, depreciation and amortization ("DD&A") increased 16% to $77.6 million as a result of the mix of production between depletion pools and higher depletion rates. The per mcfe DD&A rate in 2001 was $1.39, a $0.18 increase from the $1.21 rate in 2000. The DD&A rate is determined based on ending reserves (valued at prices management believed appropriate at the time) and the net book value associated with them and to a lesser extent, depreciation on other assets owned at year-end. The DD&A rate in the fourth quarter of 2001 was $1.60 per mcfe. The Company currently estimates that the consolidated DD&A rate for 2002 will approximate $1.38 per mcfe.

         The Company recorded a provision for impairment on acreage and proved properties for the year ended 2001. In evaluating possible impairment, the Company evaluates acreage on a separate basis from proved properties.

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

                                                          Reason for                        Impairment
Acreage Pool                                              Impairment                          Amount
------------                                              ----------                          ------
   Matagorda Island 519           Probability of drilling reduced based on current
                                     assessment of risk and cost                              $1,704
   East/West Cameron              Condemned portion of leasehold through drilling or
                                     geologic assessment                                         708
   Offshore Other                 Probability of drilling reduced based on current
                                     assessment of risk and cost                               1,216
   East Texas                     Condemned portion of leasehold through drilling                825
   West Delta 30                  Probability of drilling reduced based on
                                     current assessment of risk and cost                         688
                                                                                              ------
               Total                                                                          $5,141
                                                                                              ======

         Proved Properties. The impairment evaluation on proven properties is based on proved reserves. Estimated future cash flows include revenues from anticipated oil and production, severance taxes, direct operating expenses and capital costs. The following properties were impaired based upon an analysis of future cash flows (in thousands):

                                          Reason for                 Impairment
Property Pool                             Impairment                   Amount
-------------                             ----------                   ------
   Matagorda Island 519             Decline in gas price              $ 14,401
   Offshore Other                   Decline in gas price                 3,302
   Gulf Coast Onshore               Decline in gas price                 8,542
   Oceana (GLEP)                    Decline in oil price                    99
                                                                      --------
Total                                                                 $ 25,944
                                                                      ========


Comparison of 2000 to 1999

         Net income in 2000 totaled $36.6 million, compared to a net loss of $23.5 million in 1999. Production fell to 151,442 mcfe per day, a 17% decrease from 1999. A 4% decrease would have been reported if the effect of the Great Lakes transaction were eliminated. Revenues benefited from a 43% increase in average prices per mcfe to $3.12, partially offset by the production decrease. The average prices received for oil increased 58% to $23.30 per barrel and for gas increased 36% to $2.90 per Mcf.

Production expenses fell 6% to $40.6 million largely as a result of the Great Lakes transaction and asset sales. Operating costs per mcfe produced averaged $0.65 in 1999 versus $0.73 in 2000 due to higher production taxes and workovers.

         Transportation, processing and marketing revenues decreased 32% to $5.3 million as benefits of higher NGL prices were more than offset by the impact of the Sterling gas plant sale in April 2000. IPF's $7.2 million of revenues consisted of the return portion of its royalties. IPF's income declined 16% over that reported in 1999. During 2000, IPF expenses included $1.5 million of administrative costs, $3.4 million of interest, a $1.3 million favorable adjustment to IPF reserves and a $1.6 million favorable adjustment to the reserve for doubtful accounts.

         Exploration expense increased 32% to $3.2 million, primarily due to higher dry hole costs.

         General and administrative expenses increased 70% to $14.9 million. The increase was primarily due to an increase in non-cash mark-to-market compensation expense of $3.2 million and lower recoupments from third parties for operations which fell due to the Great Lakes transaction, the expense of establishing duplicate financial and administrative departments in Fort Worth and higher bad debt expenses.

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

         Depletion, depreciation and amortization ("DD&A") decreased 17% as a result of the mix of production by depletion pool and lower production. The Company-wide DD&A rate was $1.21 per mcfe in 2000 compared to $1.21 in 1999. Acreage is assessed periodically to determine whether there has been an impairment. If an impairment is indicated, a loss is recognized. The Company compares the carrying value of its acreage to estimated fair value based on a variety of factors including the value that could be recovered from sale, farm-out, or exploitation, a geological and engineering assessment, acreage transactions in the area, the timing of potential drilling and the nature of the specific property. In the fourth quarter of 2000, the Company raised its DD&A rate to $1.34 per mcfe to reflect a decline in proved reserves and the increased book value of properties subject to amortization. Reserves were revised downward in 2000 due to the removal of drilling and recompletion locations that, based on perceived risk, will probably not be drilled. See Note 22 to the financial statements. The Company's high DD&A rate will make it more difficult to remain profitable if commodity prices fall sharply.

         The Company recorded a provision for impairment on acreage ($6.1 million), proved properties ($2.8 million) and a gas plant ($21.0 million) for the year ended 1999. In evaluating possible impairment, the Company evaluates acreage on a separate basis from proved properties.

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

         As of December 31, 2001, Range had oil and gas hedges in place covering
47.3 Bcf of gas and 700,000 barrels of oil. Their fair value, excluding hedge contracts with Enron, represented by the estimated amount that would be realized upon termination, based on contract versus NYMEX prices, approximated a net unrealized pre-tax gain of $52.1 million at December 31, 2001. These contracts expire monthly through December 2005 and cover approximately 55% of anticipated 2002 production from proved reserves and 30% of 2003 production from proved reserves and lesser amounts of 2004 and 2005 production. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net pre-tax losses relating to these derivatives in 1999, 2000 and 2001 were $10.6 million, $43.2 million and $6.2 million, respectively. Effective January 1, 2001, the unrealized gains (losses) on these hedging positions were recorded at an estimate of the fair value based on a comparison of the contract price and a reference price, generally NYMEX, on the Company's balance sheet as OCI, a component of Stockholders' Equity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Index to Financial Statements on page 43 for a list of financial statements and notes thereto and supplementary schedules. Schedules I, III, IV, V, VI, VII, VIII, IX, X, XI, XII and XIII have been omitted as not required or not applicable, or because the information required to be presented is included in the financial statements and related notes.

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

         The Company's independent auditors, KPMG LLP, are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report whether the financial statements present fairly, in all material respects, the financial position and results of operations in accordance with generally accepted accounting principles.

ITEM 9. CHANGE IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In July 2002, the Company appointed KPMG LLP as its new independent auditor.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The officers and directors are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the Company's 2001 annual stockholders' meeting of stockholders. Officers are appointed by the Board of Directors.

                                           OFFICE
                               AGE       HELD SINCE          POSITION
                               ---       ----------          --------

Thomas J. Edelman               51          1988        Chairman and Chairman of the Board
John H. Pinkerton               47          1990        President and Director
Robert E. Aikman                70          1990        Director
Anthony V. Dub                  52          1995        Director
V. Richard Eales                65          2001        Director
Allen Finkelson                 55          1994        Director
Alexander P. Lynch              49          2000        Director
James E. McCormick              74          2000        Director
Terry W. Carter                 49          2001        Executive Vice President - Exploration and Production
Eddie M. LeBlanc III            53          2000        Senior Vice President and Chief Financial Officer
Herbert A. Newhouse             57          1998        Senior Vice President - Gulf Coast
Chad L. Stephens                46          1990        Senior Vice President - Southwest
Rodney L. Waller                52          1999        Senior Vice President and Corporate Secretary


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

Dated: October 24, 2002
                                                  RANGE RESOURCES CORPORATION

                                                  By:   /s/ John H. Pinkerton
                                                        ------------------------
                                                        John H. Pinkerton
                                                        President

I, John H. Pinkerton, certify that:

1. I have reviewed this annual report on Form 10-K/A of Range Resources Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 24, 2002


                                     /s/ John H. Pinkerton
                                     -------------------------------------------
                                     John H. Pinkerton, President



I, Eddie M. LeBlanc, certify that:

1. I have reviewed this annual report on Form 10-K/A of Range Resources Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 24, 2002


                                     /s/ Eddie M. LeBlanc
                                     -------------------------------------------
                                     Eddie M. LeBlanc, Chief Financial Officer

GLOSSARY

The terms defined in this glossary are used throughout this Form 10-K/A.

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

RANGE RESOURCES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(ITEM 14[A], [D])

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
Independent Auditors' Report                                                                                  44
Consolidated balance sheets at December 31, 2000 and 2001                                                     45
Consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001                    46
Consolidated statements of cash flows for the years ended December 31, 1999, 2000 and 2001                    47
Consolidated statements of stockholders' equity for the years ended December 31, 1999, 2000 and 2001          48
Notes to consolidated financial statements                                                                    49

Exhibits

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or footnotes.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
RANGE RESOURCES CORPORATION:

      We have audited the accompanying consolidated balance sheets of Range Resources Corporation as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Range Resources Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Range Resources Corporation as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company has restated their consolidated balance sheets as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, which were audited by other auditors who have ceased operations.

      As discussed in Note 3 to the financial statements, effective January 1, 2001, the Company changed their method of accounting for derivative, financial instruments and hedging activities.

                                                                       KPMG LLP

Dallas, Texas
September 20, 2002

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                   2000              2001
                                                                                -----------       -----------
                                        ASSETS                                   RESTATED          RESTATED
Current assets
    Cash and equivalents                                                        $     2,612       $     3,380
    Accounts receivable                                                              33,278            25,295
    IPF receivables (Note 5)                                                         20,800             7,000
    Unrealized derivative hedging gain (Note 8)                                        --              37,165
    Inventory and other                                                               6,196             4,895
                                                                                -----------       -----------
                                                                                     62,886            77,735
                                                                                -----------       -----------
IPF receivables, net (Note 5)                                                        28,128            34,402
Unrealized derivative hedging gain (Note 8)                                            --              14,936

Oil and gas properties, successful efforts method (Note 18)                         997,049         1,047,629
Accumulated depletion                                                              (443,876)         (514,272)
                                                                                -----------       -----------
                                                                                    553,173           533,357
                                                                                -----------       -----------
Transportation and field assets (Note 3)                                             33,593            31,288
    Accumulated depreciation                                                        (12,339)          (13,108)
                                                                                -----------       -----------
                                                                                     21,254            18,180
                                                                                -----------       -----------
Other (Note 3)                                                                        6,385             3,852
                                                                                -----------       -----------
                                                                                $   671,826       $   682,462
                                                                                ===========       ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                                             $    27,823       $    27,202
   Accrued liabilities                                                               16,888            15,036
   Accrued interest                                                                   7,774             5,244
   Unrealized derivative hedging loss (Note 8)                                          736               397
                                                                                -----------       -----------
                                                                                     53,221            47,879
                                                                                -----------       -----------
Senior debt (Note 7)                                                                 89,900            95,000
Non-recourse debt (Note 7)                                                          113,009            98,801
Subordinated notes (Note 7)                                                         162,550           108,690

Trust preferred - mandatorily redeemable securities
    of subsidiary (Note 7)                                                           92,640            89,740

Commitments and contingencies (Note 9)
Deferred taxes (Note 14)                                                               --               4,496
Unrealized derivative hedging loss  (Note 8)                                            562             2,235

Stockholders' equity (Notes 10 and 11)
    Preferred stock, $1 par, 10,000,000 shares authorized,
      $2.03 convertible preferred, 219,935 and -0- issued
      and outstanding, respectively (liquidation preference
      $5,498,375 and $-0-, respectively)                                                220              --
    Common stock, $.01 par, 100,000,000 shares authorized,
      49,187,682 and 52,643,275 issued and outstanding, respectively                    492               526
    Capital in excess of par value                                                  364,925           378,426
    Stock held by employee benefit trust, 851,140 and 1,038,242
       shares, respectively (Note 12)                                                (3,496)           (4,890)
    Retained earnings (deficit)                                                    (201,478)         (183,825)
    Deferred compensation expense                                                       (80)             (139)
    Other comprehensive income (loss) (Note 3)                                         (639)           45,523
                                                                                -----------       -----------
                                                                                    159,944           235,621
                                                                                -----------       -----------
                                                                                $   671,826       $   682,462
                                                                                ===========       ===========

                            SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                               1999            2000            2001
                                                             ---------       ---------       ---------
                                                             RESTATED        RESTATED        RESTATED
Revenues
   Oil and gas sales                                         $ 145,492       $ 173,082       $ 208,854
   Transportation and processing                                 7,770           5,306           3,435
   IPF                                                           8,513           7,162           6,646
   Interest and other                                              343            (722)            490
   Gain on formation of Great Lakes (Note 20)                   30,929            --              --
                                                             ---------       ---------       ---------
                                                               193,047         184,828         219,425
                                                             ---------       ---------       ---------
Expenses
   Direct operating                                             43,074          40,552          43,430
   IPF                                                           6,389           1,974           3,761
   Exploration                                                   2,409           3,187           5,879
   General and administrative                                    8,793          14,953          12,212
   Interest expense and dividends on trust preferred            47,085          39,953          32,179
   Depletion, depreciation and amortization                     80,598          66,968          77,573
   Provision for impairment (Note 3)                            29,901            --            31,085
                                                             ---------       ---------       ---------
                                                               218,249         167,587         206,119
                                                             ---------       ---------       ---------

Pretax income (loss)                                           (25,202)         17,241          13,306

Income taxes (benefit) (Note 14)
   Current                                                         770          (1,574)           (406)
   Deferred                                                       --              --              --
                                                             ---------       ---------       ---------
                                                                   770          (1,574)           (406)

Income (loss) before extraordinary item                        (25,972)         18,815          13,712

Extraordinary item

   Gain on retirement of debt securities, net (Note 21)          2,430          17,763           3,951
                                                             ---------       ---------       ---------

Net income (loss)                                            $ (23,542)      $  36,578       $  17,663
                                                             =========       =========       =========
Comprehensive income (loss) (Note 3)                         $ (23,645)      $  35,750       $  63,825
                                                             =========       =========       =========
Earnings (loss) per share basic and diluted (Note 16)
   Before extraordinary item
            Basic                                            $   (0.78)      $    0.55       $    0.28
                                                             =========       =========       =========
            Diluted                                          $   (0.78)      $    0.54       $    0.28
                                                             =========       =========       =========
   After extraordinary item
             Basic                                           $   (0.71)      $    0.97       $    0.36
                                                             =========       =========       =========
             Diluted                                         $   (0.71)      $    0.96       $    0.36
                                                             =========       =========       =========


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  1999            2000            2001
                                                                ---------       ---------       ---------
                                                                RESTATED        RESTATED        RESTATED

CASH FLOW FROM OPERATIONS:
  Net income (loss)                                             $ (23,542)      $  36,578       $  17,663
  Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depletion, depreciation and amortization                   80,598          66,968          77,573
        Write-down of marketable securities                          --              --             1,715
        Unrealized hedging gains reclassification                    --              --            (1,019)
        Provision for impairment                                   29,901            --            31,085
        Allowance for bad debts                                      --               615           2,040
        Allowance for IPF receivables                               1,224          (2,891)            122
        Amortization of deferred offering costs                     1,333           2,020           1,961
        Non-cash compensation expense                               2,217           4,366            (295)
        Gain on retirement of securities                           (2,430)        (17,978)         (4,004)
        (Gain) loss on sale of assets                             (30,399)          1,116            (689)
        Changes in working capital:
             Accounts receivable                                    7,978          (6,568)          5,540
             Inventory and other                                   (1,589)           (522)            226
             Accounts payable                                      (4,062)         (5,627)            548
             Accrued liabilities and other                        (11,042)         (3,198)         (2,868)
                                                                ---------       ---------       ---------
                   Net cash provided by operations                 50,187          74,879         129,598
                                                                ---------       ---------       ---------

CASH FLOW FROM INVESTING:
    Investment in Great Lakes                                      98,715            --              --
    Oil and gas properties                                        (25,093)        (47,474)        (87,034)
    Field service assets                                             (656)         (2,263)         (2,331)
    IPF investments                                                (5,362)         (6,985)        (11,629)
    IPF repayments                                                 13,160          24,764          19,034
    Proceeds from sales of assets                                  17,476          25,944           3,771
                                                                ---------       ---------       ---------
                  Net cash provided by (used in) investing         98,240          (6,014)        (78,189)
                                                                ---------       ---------       ---------

CASH FLOW FROM FINANCING:
    Repayments of indebtedness                                   (145,129)        (79,611)        (52,046)
    Preferred dividends                                            (2,334)         (1,444)            (10)
    Common dividends                                               (1,107)           --              --
    Issuance of common stock                                        2,152           1,798           1,488
    Repurchase of common stock                                        (26)           --              --
    Repurchase of preferred stock                                    --              --               (73)
                                                                ---------       ---------       ---------
                  Net cash used in financing                     (146,444)        (79,257)        (50,641)
                                                                ---------       ---------       ---------

Change in cash                                                      1,983         (10,392)            768
Cash and equivalents, beginning of year                            11,021          13,004           2,612
                                                                ---------       ---------       ---------
Cash and equivalents, end of year                                $ 13,004       $   2,612       $   3,380
                                                                =========       =========       =========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                     STOCK
                             PREFERRED                                                HELD
                               STOCK        COMMON STOCK                 CAPITAL       BY
                         -----------------  -------------    DEFERRED      IN       EMPLOYEE   RETAINED        OTHER
                                    PAR              PAR   COMPENSATION  EXCESS OF   BENEFIT   EARNINGS    COMPREHENSIVE
                         SHARES    VALUE    SHARES  VALUE     EXPENSE    PAR VALUE    TRUST    (DEFICIT)       INCOME       TOTAL
                         -------  --------  ------  -----  ------------  ---------  ---------  ---------   -------------  ---------
BALANCE
DECEMBER 31, 1998         1,150   $ 1,150   35,933  $ 359     $ --       $ 335,232  $ (1,845)  $(209,519)  $     292      $ 125,669
(Restated)

  Preferred dividends      --        --       --     --         --            --        --        (2,334)       --           (2,334)

  Common dividends         --        --       --     --         --            --        --        (1,107)       --           (1,107)

  Issuance of common       --        --      1,270     13        (69)        2,596    (1,241)       --          --            1,299
  Conversion of
    securities             --        --        699      7       --           3,349      --          --          --            3,356
  Other comprehensive
     income                --        --       --     --         --            --        --          --          (103)          (103)

  Net income               --        --       --     --         --            --        --       (23,542)       --          (23,542)
                         -------  --------  ------  -----  ---------     ---------  ---------   --------   ---------     ----------
BALANCE
DECEMBER 31, 1999         1,150     1,150   37,902    379        (69)      341,177    (3,086)   (236,502)        189        103,238
(Restated)


  Preferred dividends      --        --       --     --         --            --        --        (1,554)       --           (1,554)

  Issuance of common       --        --        974     10        (11)        3,115      (410)       --          --            2,704
  Conversion of
     securities            (930)     (930)  10,312    103       --          20,633      --          --          --           19,806
  Other comprehensive
     income                --        --       --     --         --            --        --          --          (828)          (828)

  Net income               --        --       --     --         --            --        --        36,578        --           36,578
                         -------  --------  ------  -----  ---------     ---------  ---------  ----------  ---------      ---------
BALANCE
DECEMBER 31, 2000           220       220   49,188    492        (80)      364,925    (3,496)   (201,478)       (639)       159,944
(Restated)


  Preferred dividends      --        --       --     --         --            --        --           (10)       --              (10)

  Issuance of common       --        --        858      8        (59)        4,030    (1,394)       --          --            2,585
  Conversion of
     securities            (220)     (220)   2,597     26       --           9,471      --          --          --            9,277
  Other comprehensive
     income                --        --       --     --         --            --        --          --        46,162         46,162

  Net income               --        --       --     --         --            --        --        17,663        --           17,663
                         -------  --------  ------  -----  ---------     ---------  ---------  ----------  ---------      ---------
BALANCE
DECEMBER 31, 2001          --     $  --     52,643  $ 526     $ (139)    $ 378,426  $ (4,890)  $(183,825)  $  45,523      $ 235,621
                         =======  ========  ======  =====  =========     =========  =========  ==========  =========      =========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND NATURE OF BUSINESS

      Range Resources Corporation ("Range") is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company also provides financing to smaller oil and gas producers through a wholly-owned subsidiary, Independent Producer Finance ("IPF"). The Company seeks to increase its reserves and production primarily through development drilling and acquisitions. In 1999, Range and FirstEnergy Corp. ("FirstEnergy") contributed their Appalachian oil and gas properties to an equally owned joint venture, Great Lakes Energy Partners L.L.C. ("Great Lakes"). The Company's financial statements for the three years ended 2001 have been restated (See Note
2).

(2)   RESTATEMENT

      In July 2002, the Company selected KPMG LLP as its new independent auditor. The Company also chose to have KPMG reaudit its consolidated financial statements for the three years ended December 31, 2001, even though a reaudit was not required. The reaudit was intended to provide additional assurance to shareholders, insure the Company's ongoing access to the capital markets and to avoid any possible impediment to future transactions. As part of the selection process, KPMG performed its normal client acceptance procedures and advised the Company that it believed a different accounting principle should have been used to determine the gain recognized in September 1999 on the formation of the Great Lakes joint venture. Specifically, the gain recognized in September 1999 should be reduced from $39.8 to $30.9 million and income in subsequent periods should increase as a result of lower depletion expense.

      As a result of the actual reaudit, a series of additional issues came to light which required restatement of the Company's previously reported operating results and financial condition. These issues and their impact on pretax income is outlined below.

      In 1998, the Company acquired Domain Energy. In recording the transaction, the purchase price was not appropriately allocated to the individual oil and gas properties, causing a subsequent purchase price adjustment to be miscalculated. As a result of correcting for this matter, impairments recognized at year-end 2001 were reduced. In addition, properties in Appalachia and Michigan, that had been combined into accounting pools for the purpose of calculating depletion, were subdivided into smaller pools, as the combined Michigan properties lacked a common geological formation, and the depreciation rates historically applied on non-oil and gas assets were reduced. As a result of these changes, pretax income decreased $7.1 million in 1999, increased $4.8 million in 2000 and increased $7.6 million in 2001.

      The Company maintains a deferred compensation plan (the "Plan"), under which eligible employees can defer all or a portion of their cash compensation and invest those amounts in a variety of investment options (including Company common stock) which are placed in a rabbi trust (the "Trust"). Eligible employees can also place common stock awards in the Trust. Pursuant to a consensus of the Emerging Issues Task Force, assets and liabilities of the Trust must be consolidated on the Company's balance sheet. While the Trust's assets and liabilities are of identical value, Company common stock held in the Trust is treated as if it were treasury stock (it is deducted from outstanding shares as shares held by an employee benefit plan). Furthermore, because the Plan allows participants to diversify their investments, the liability to Plan participants must be revalued on the balance sheet each accounting period at the then-quoted market prices of the Company's common stock held by the Trust and increases or decreases between accounting periods reflected on the statement of operations as increases or decreases in compensation expense. Historically, the Company did not consolidate the Trust in its consolidated financial statements nor added or subtracted changes in the market value of the Company's common stock held by the Trust on its statement of operations. However, all material information about the Plan has historically been disclosed in footnotes to the financial statements and in proxy statements. In addition, the Company offers designated employees the ability to purchase shares at a discount under a shareholder-approved Stock Purchase Plan or to receive bonuses or a portion of their base pay in restricted common stock issued at a discount from quoted market prices. Previously, such shares had always been accounted for based on the Company's estimate of the fair value of the stock granted or purchased. In the restated financial statements, stock purchased through the Plan or granted to employees was expensed based on the quoted market value without regard to the Company's estimate of fair value. The difference between previously reported values and market value will be included as additional compensation expense on the restated statements of operations. As a result of these changes, pretax income decreased $561,000 in 1999, decreased $3.8 million in 2000 and increased $1.7 million in 2001.

      At June 30, 2002, the Company corrected a series of unreconciled balance sheet accounts that had a net minimal statement of operations impact. These balance sheet general ledger accounts were not supported by the underlying subsidiary ledger detail when the Company's accounting department moved from Ohio to Fort Worth. In the restatement, these corrections were reflected in the periods in which they applied, rather than in the second quarter of 2002 when the Company originally corrected for the differences. As a result, pretax income for periods prior to 1999 increased by $1.9 million, increased by $627,000 in 1999, decreased $2.9 million in 2000 increased by $190,000 in 2001.

      Finally, certain of GLEP's interest rate swaps had early cancellation provisions but had been accounted for as cash flow hedges. Upon further review, the swaps did not meet the documentation and effectiveness provisions of SFAS 133, requiring changes in fair value to be reported as interest expense on the restated financial statements as opposed to changes in Other Comprehensive Income. As a result, pretax income decreased $1.4 million in 2001 and will increase by a corresponding amount in future periods. Additionally, the ineffective portion of certain commodity hedges increased income $71,000 in 2001.

      In total, all of the current changes (including the previously announced change in the gain on the Great Lakes' transaction) increased net loss by $15.7 million in 1999, decreased net income by $1.4 million in 2000 and increased net income by $8.7 million in 2001.

The following shows the effect of the restatement (in thousands, except per share amounts):

                                               PREVIOUSLY
                     1999                      REPORTED        RESTATED
                     ----                      --------        --------
Gain on formation of Great Lakes               $  39,810        $  30,929
General and administrative                         8,028            8,793
Depletion, depreciation and amortization          76,447           80,598
Provision for impairment                          27,118           29,901
Pretax loss                                       (8,622)         (25,202)
Income taxes                                       1,601              770
Loss before extraordinary item                   (10,223)         (25,972)
Net loss                                          (7,793)         (23,542)
Loss per share before extraordinary gain
          Basic                                    (0.34)           (0.78)
           Diluted                                 (0.34)           (0.78)
Loss per share after extraordinary gain
          Basic                                    (0.27)           (0.71)
           Diluted                                 (0.27)           (0.71)
Cash and equivalents                              12,937           13,004
Accounts receivable                               21,646           25,759
Inventory and other                                6,196            6,530
Oil and gas properties                           978,919          959,843
Accumulated depletion                           (383,622)        (389,200)
Accounts payable                                  23,925           26,957
Accrued liabilities                               16,074           16,835
Stock held by employee benefit trust                  --           (3,086)
Capital in excess of par value                   340,279          341,177
Other comprehensive income (loss)                     (7)             189
Retained earnings (deficit)                     (214,630)        (236,502)
Deferred compensation expense                         --              (69)
Stockholders' equity                             127,171          103,307

                                                      PREVIOUSLY
                     2000                              REPORTED          RESTATED
                     ----                              --------          --------
Direct operating                                      $    38,525        $    40,552
General and administrative                                 10,323             14,953
Depletion, depreciation and amortization                   72,242             66,968
Pretax income                                              18,624             17,241
Income before extraordinary item                           20,198             18,815
Net income                                                 37,961             36,578
Earnings per share before extraordinary gain
          Basic                                              0.57               0.55
           Diluted                                           0.57               0.54
Earnings per share after extraordinary gain
          Basic                                              0.99               0.97
           Diluted                                           0.99               0.96
Cash and equivalents                                        2,485              2,612
Accounts receivable                                        33,221             33,278
Inventory and other                                         5,580              6,196
Oil and gas properties                                  1,014,939            997,049
Accumulated depletion                                    (443,097)          (443,876)
Other                                                       5,855              6,385
Accounts payable                                           26,744             27,823
Accrued liabilities                                        11,341             16,888
Unrealized derivative hedging loss - current                   --                736
Unrealized derivative hedging loss - noncurrent                --                562
Stock held by employee benefit trust                           --             (3,496)
Capital in excess of par  value                           363,625            364,925
Other comprehensive loss                                     (907)              (639)
Retained earnings (deficit)                              (178,223)          (201,478)
Deferred compensation expense                                  --                (80)
Stockholders' equity                                      185,207            159,944
Cash flows -
     Net cash provided by operations                       74,108             74,879
     Net cash used in investing                            (5,303)            (6,014)

                                                      PREVIOUSLY
                     2001                              REPORTED          RESTATED
                     ----                              --------          --------
Oil and gas sales                                     $   209,537        $   208,854
Direct operating                                           44,504             43,430
General and administrative                                 13,511             12,212
Interest                                                   30,689             32,179
Depletion, depreciation and amortization                   77,825             77,573
Provision for impairment                                   38,945             31,085
Pretax income                                               4,994             13,306
Current income taxes                                          (51)              (406)
Income before extraordinary item                            5,045             13,712
Net income                                                  8,996             17,663
Earnings per share before extraordinary gain
          Basic                                              0.11               0.28
           Diluted                                           0.11               0.28
Earnings per share after extraordinary gain
          Basic                                              0.19               0.36
           Diluted                                           0.19               0.36
Cash and equivalents                                        3,253              3,380
Accounts receivable                                        27,495             25,295
Inventory and other                                         4,084              4,895
Unrealized derivative hedging gain - current               36,768             37,165
Unrealized derivative hedging gain - noncurrent            12,701             14,936
Oil and gas properties                                  1,057,881          1,047,629
Accumulated depletion                                    (512,786)          (514,272)
Accumulated depreciation                                  (13,576)           (13,108)
Other                                                       3,055              3,852
Accounts payable                                           26,944             27,202
Accrued liabilities                                         9,947             15,036
Accrued interest                                            7,105              5,244
Unrealized derivative hedging loss - current                   --                397
Unrealized derivative hedging loss - noncurrent                --              2,235
Deferred taxes                                              9,651              4,496
Stock held by employee benefit trust                           --             (4,890)
Capital in excess of par value                            376,357            378,426
Retained earnings (deficit)                              (169,237)          (183,825)
Other comprehensive income                                 38,041             45,523
Deferred compensation expense                                  --               (139)
Stockholders' equity                                      245,687            235,621
Cash flows --
     Net cash provided by operations                      130,309            129,598
     Net cash used in investing                           (78,900)           (78,189)


(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of Great Lakes. Liquid investments with maturities of ninety days or less are considered cash equivalents. The Company has no other off balance sheet assets or liabilities other than those reported in the consolidated financial statements.

REVENUE RECOGNITION

      The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized as received. The Company's receivables are concentrated in the oil and gas industry. The Company had allowances for doubtful accounts relating to its exploration and production business of $2.3 million and $2.9 million at December 31, 2000 and 2001, respectively. At the same dates, IPF had valuation allowances of $15.3 million and $17.3 million, respectively. A decrease in oil prices could cause an increase in IPF's valuation allowances and a corresponding decrease in income.

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

INDEPENDENT PRODUCER FINANCE

      IPF acquires dollar denominated royalties in oil and gas properties from smaller producers. These royalties are accounted for as receivables because the investment is recovered from an agreed-upon share of revenues until a specified rate of return is received. The portion of payments received relating to the return is recognized as income; remaining receipts are considered a return of capital and reduce receivables. Receivables classified as current represent the return of capital expected to be received within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts are established based on the Company's valuation of its royalty interest in the oil and gas properties. At December 31, 2001, the valuation allowance totaled $17.3 million. Due to favorable oil and gas prices during the last nine months of 2000 and the first six months of 2001, certain of these receivables began to generate all or a greater than anticipated cash flow which favorably impacted the valuation of the receivables. As a result, $1.8 million of increases in receivables were recorded as a reduction in IPF expenses in the first nine months of 2001. However, because of lower prices, IPF increased its reserve allowance by $2.0 million in the fourth quarter of 2001. During 2000 and 2001, IPF expenses were comprised of $1.5 million and $1.8 million of general and administrative costs and $3.4 million and $1.8 million of interest, respectively. In 2000, IPF recorded a $2.9 million favorable adjustment to their valuation allowance. The valuation allowance at December 31, 2000 and 2001 was $13.7 million and $17.3 million, respectively.

OIL AND GAS PROPERTIES

      The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Costs resulting in discoveries and development costs are capitalized. Geological and geophysical costs, delay rentals and costs to drill unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. The depletion, depreciation and amortization ("DD&A") rates (as restated) were $1.21, $1.21 and $1.39 per mcfe in 1999, 2000 and 2001, respectively. Unproved properties had a net book value of $61.8 million, $49.5 million and $25.7 million at December 31, 1999, 2000 and 2001, respectively.

      The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. SFAS No. 121 requires a review for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

      Acreage is assessed periodically to determine whether there has been a decline in value. If such decline is indicated, a loss is recognized. The Company compares the carrying value of its acreage to their estimated fair value, using information such as an assessment of value that could be recovered from sale, farm-out or exploitation, a geological assessment of the acreage, other acreage purchases in the area, timing of the associated drilling program or the property's unique nature. During 1999 and 2001, the Company recorded $6.1 million and $5.1 million, respectively, for impairment of acreage. The amount of impairment was calculated by determining fair value using management's best estimate of the value of these properties.

      The following acreage was impaired for the reasons indicated (in thousands):

Year Ended                                                                                       Impairment
December 31,          Property                       Reason for Impairment                         Amount
------------          --------                       ---------------------                       ----------
      1999            Offshore Other                 Reserve revisions and lower oil and
                                                        gas prices                               $    6,100
                                                                                                 ==========
      2001            Matagorda Island 519           Probability of drilling reduced based on
                                                        current assessment of risk and cost/
                                                        cost overruns and delays                 $    1,704
                      West Delta 30                  Probability of drilling reduced based
                                                        on current assessment of risk and cost          688
                      East/West Cameron              Condemned portion of leasehold through
                                                        drilling or geologic assessment                 708
                      Offshore Other                 Probability of drilling reduced based
                                                        on current assessment of risk and cost        1,216
                      East Texas                     Condemned portion of leasehold
                                                     through drilling                                   825
                                                                                                 ----------
                                           Total                                                 $    5,141
                                                                                                 ==========

      Impairment is recognized only if the carrying amount of a property is greater than its expected undiscounted future cash flows. Impairment on proved properties is generally based on the difference between the carrying amount of the assets and the present value of the estimated future cash flows from proved reserves.

      The following are the proved property values impaired, due to declines in gas prices, in 1999 and 2001 based on the analysis of estimated future cash flows (in thousands):


    Year Ended                                                                  Impairment
   December 31,        Property                     Reason for Impairment         Amount
   ------------        --------                     ---------------------       ----------
                                                                                  Restated
1999                   Oceana (GLEP)                Decline in gas price        $    1,566
                       Permian Other                Decline in gas price             1,217
                                                                                ----------
                                                                                $    2,783
                                                                                ==========

2001                   Matagorda Island 519         Decline in gas price        $   14,001
                       Offshore Other               Decline in gas price             3,302
                       Gulf Coast Onshore           Decline in gas price             8,542
                       Oceana (GLEP)                Decline in gas price                99
                                                                                ----------
                                          Total                                 $   25,944
                                                                                ==========


TRANSPORTATION, PROCESSING AND FIELD ASSETS

      The Company's gas gathering systems are located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company sold its only remaining gas processing facility in June 2000. In connection with the sale of the gas processing plant, an impairment loss of $21.0 million was recorded in 1999. See Note 6.

      The Company receives fees for providing certain field services which are recognized as earned. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives ranging from three to seven years. Buildings are depreciated over ten years.

SECURITY ISSUANCE COSTS

      Expenses associated with the issuance of debt are capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed. At December 31, 2001, such deferred financing costs totaled $3.0 million.

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

                                                                    Year Ended December 31,
                                                          -------------------------------------------
                                                            1999             2000             2001
                                                          ---------        ---------        ---------
                                                          Restated         Restated         Restated
Net income (loss)                                         $ (23,542)       $  36,578        $  17,663
Cumulative effect of change in accounting principle              --               --          (72,100)
Change in unrealized hedging gain/(losses), net                  --               --          116,659
Unrealized loss from available-for-sale securities             (103)            (828)             931
Defaulted hedge contracts, net*                                  --               --              672
                                                          ---------        ---------        ---------
Comprehensive income (loss)                               $ (23,645)       $  35,750        $  63,825
                                                          =========        =========        =========

      * Includes $1.0 million gain related to amounts due from Enron. On adopting SFAS 133 on January 1, 2001, the Company recorded a $72.1 million liability for an unrealized pre-tax hedging loss on its balance sheet and an offsetting deficit in Comprehensive income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations" and 142 "Goodwill". SFAS 141 required that business combinations initiated after June 30, 2001 be accounted for as purchases and SFAS 142 required that goodwill be reviewed for impairment instead of amortized. To date, these statements have had no impact on the Company.

      In April 2002, the FASB issued SFAS 145 relating to the extinguishment of debt. The Company has not yet determined the effects of this Statement but it appears gains or losses on debt extinguishment will no longer be treated as extraordinary. The Company intends to adopt SFAS 145 on January 1, 2003.

      In June 2001, FASB issued SFAS 143 "Asset Retirement Obligations" establishing a new accounting model for the recognition of retirement obligations associated with tangible long-lived assets and requiring that retirement cost should be capitalized as part of an asset's cost and subsequently systematically expensed. The Company will adopt SFAS 143 on January 1, 2003 and the related transition adjustment will be reported as a cumulative effect of a change in accounting principle. The Company cannot yet reasonably estimate the effect of the adoption on either its financial position or results of operations.

      In August 2001, the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived Assets" establishing a single accounting model for long-lived assets to be disposed of by sale and providing additional guidance for assets to be held and used and assets to be disposed of other than by sale. The Company adopted the Statement on January 1, 2002.

      Beginning in 2001, SFAS 133 "Derivatives" required that derivatives be recorded on the balance sheet as assets or liabilities at fair value and that changes in fair value should be recognized immediately in earnings unless the derivative qualified as a hedge of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of any changes in fair value is recognized in a component of stockholders' equity called OCI and then reclassified to earnings when the underlying transaction is consummated. Any ineffective portion of such hedges is recognized in earnings as it occurs. On adopting SFAS 133 in January 2001, the Company recorded $72.1 million of unrealized pre-tax hedging loss on its balance sheet and an offsetting deficit in OCI. Due to the decline in oil and gas prices between January 1, 2001 and December 31, 2001, this loss had become a net $52.1 million unrealized pre-tax gain by year-end. SFAS 133 tends to increase earnings volatility in independent oil companies.

      The Company had hedge agreements with Enron North America Corp. ("Enron") for 22,700 Mmbtu per day, at $3.20 per Mmbtu covering the first three months of 2002. Based on accounting requirements, the Company recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in 2001 income and $1.0 million gain included in OCI at year-end 2001 due to Enron's collapse. The gain included in OCI at year-end 2001 was included in income in the first quarter of 2002. The last Enron contracts expired in March 2002.

      The Company regularly enters into contracts to reduce the effect of fluctuations in oil and gas prices. These contracts generally qualify as cash flow hedges. Prior to 2001, gains and losses were determined monthly and included in oil and gas revenues in the period the hedged production was sold. Starting in 2001, gains or losses on open contracts are recorded either in current period income or in OCI. The Company also enters into swap agreements to reduce the risk of changing interest rates. These agreements qualify as fair value hedges and related income or expense is recorded as an adjustment to interest expense in the period covered.

      Interest and other revenues in the Consolidated Statements of Operations was increased for ineffective hedging gains of $2.3 million in the year ended December 31, 2001. Unrealized hedging gains and losses (excluding Enron), including interest rate swaps, of $49.5 million and restated OCI of $45.5 million, net of taxes, were recorded on the balance sheet at December 31, 2001. See Note 8.

RECLASSIFICATIONS

      Certain reclassifications have been made to the presentation of prior periods to conform with current classifications.

(4)   ACQUISITIONS

      All acquisitions have been accounted for as purchases. Purchase prices were allocated to acquired assets and assumed liabilities based on their estimated fair value at acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various other properties for consideration of $846,000, $4.7 million and $9.5 million during the years ended December 31, 1999, 2000 and 2001, respectively.

(5)   IPF RECEIVABLES

      At December 31, 2000 and 2001, IPF had net receivables of $48.9 million and $41.4 million, respectively. The receivables represent overriding royalty interests payable from an agreed-upon share of revenues until a specified return is achieved. The royalties constitute property interests that serve as security for the receivables. Due to favorable oil and gas prices during the last nine months of 2000 and the first half of 2001, some of these receivables began to generate a greater proportion of their contractual return. In the first nine months of 2001, the book value of the affected receivables was increased and approximately $1.8 million was recorded as a reduction to IPF expense. However, because of lower prices, IPF increased its reserve allowance by $2.0 million in the fourth quarter of 2001. The Company estimates that $7.0 million of receivables at December 31, 2001 will be repaid in the next twelve months and has classified them as current. IPF receivables reflected valuation allowances of $13.7 million and $17.3 million at December 31, 2000 and 2001, respectively. A further decline in the price of oil could cause an increase in IPF's valuation allowances and a corresponding decrease in income.

(6)   DISPOSITIONS

      In June 2000, the Company sold a gas plant for $19.7 million and recorded a $716,000 loss.

      The following table presents unaudited pro forma operating results as if the sale of the gas plant had occurred on January 1, 2000 (in thousands, except per share data).

                                              Pro Forma
                                             Year Ended
                                            December 31,
                                                2000
                                            ------------
                                              Restated
Revenues                                     $182,683
Net income                                     36,879
Earnings per share - basic and diluted           0.98
Total assets                                  669,179
Stockholders' equity                          157,063

      The pro forma results have been prepared for comparative purposes only. They do not purport to present actual results that would have been achieved or to be indicative of future results.

(7)   INDEBTEDNESS

      The Company had the following debt and Trust preferred outstanding as of the dates shown. Interest rates, excluding the impact of interest rate swaps, at December 31, 2001 are shown parenthetically (in thousands):

                                                                               December 31,
                                                                        -----------------------
                                                                          2000           2001
                                                                        --------       --------
SENIOR DEBT
    Credit Facility (3.9%)                                              $ 89,900       $ 95,000

NON-RECOURSE DEBT
    Great Lakes credit facility (3.9%)                                    84,509         75,001
    IPF credit facility (4.4%)                                            28,500         23,800
                                                                        --------       --------

                                                                         113,009         98,801
                                                                        --------       --------
SUBORDINATED DEBT
    8.75% Senior Subordinated Notes due 2007                             125,000         79,115
    6% Convertible Subordinated Debentures due 2007                       37,550         29,575
                                                                        --------       --------

                                                                         162,550        108,690
                                                                        --------       --------
TOTAL DEBT
                                                                         365,459        302,491
                                                                        ========       ========

TRUST PREFERRED - MANDITORILY REDEEMABLE SECURITIES OF SUBSIDIARY         92,640         89,740
                                                                        ========       ========

TOTAL                                                                   $458,099       $392,231
                                                                        ========       ========

      From January 1, 2002 to March 1, 2002, the Company exchanged an additional $0.9 million face amount of the 8.75% Notes. Interest paid in cash during the years ended December 31, 2000 and 2001 totaled $42.2 million and $31.2 million, respectively. No interest expense was capitalized during 1999, 2000 or 2001.

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

NON-RECOURSE DEBT

      The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base, which is subject to semi-annual redeterminations in April and October. On March 1, 2002, the borrowing base was $200.0 million of which $54.0 million was available. Interest is payable the earlier of quarterly or as LIBOR notes mature. The loan matures in September 2003. The interest rate on the facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid quarterly on the undrawn balance at an annual rate of 0.25% to 0.50%. At December 31, 2001, the commitment fee was 0.50% and the interest rate margin was 0.625%. The weighted average interest rates on these borrowings, excluding interest rate hedges, were 8.5% and 6.4% for the years ended December 31, 2000 and 2001, respectively. After hedging, the rate was 8.6% and 9.4% for the twelve months ended December 30, 2000 and 2001, respectively. At March 1, 2002, the interest rate was 3.6%, excluding interest rate hedges and 6.5% including interest rate hedges.

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

SUBORDINATED NOTES

      The 8.75% Senior Subordinated Notes due 2007 (the "8.75% Notes") become redeemable beginning on January 15, 2002, in whole or in part, at 104.375% of principal, declining 1.46% each January 15 to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to all senior debt (as defined). The 8.75% Notes are guaranteed on a senior subordinated basis by the Company's subsidiaries. Interest is payable semi-annually in January and July. During the twelve months ended December 31, 2001, the Company repurchased $42.5 million face amount of the 8.75% Notes at a discount. The Company also exchanged $3.4 million of the 8.75% Notes for common stock. Exchanges are not reflected on the cash flow statement. The cash flow reflects a $41.2 million Repayment of debt relating to these repurchases. The gain on these repurchases is included as a Gain on retirement of securities on the Consolidated Statements of Operations. The repurchased notes are held in treasury and may be reissued. Subsequent to December 31, 2001, the Company exchanged for common stock an additional $0.9 million face amount of the 8.75% Notes. As of March 1, 2002, $78.2 million of the 8.75% Notes remained outstanding.

      The 6% Convertible Subordinated Debentures Due 2007 (the "6% Debentures") are convertible into common stock at the option of the holder at any time at a price of $19.25 per share. Interest is payable semi-annually in February and

August. The 6% Debentures mature in 2007 and are currently redeemable at 103.5% of principal, declining 0.5% each February to 101% in 2006, remaining at that level until it becomes par at maturity. The 6% Debentures are unsecured general obligations subordinated to all senior indebtedness (as defined), including the 8.75% Notes. During 2000 and 2001, $13.8 million and $5.7 million of 6% Debentures were retired at a discount in exchange for 2.5 million and 0.7 million shares of common stock, respectively. In addition, $2.3 million were repurchased in 2001. Exchanges are not reflected on the cash flow statement. Extraordinary gains of $4.3 million and $1.9 million were recorded in 2000 and 2001, respectively. As of March 1, 2002, $29.6 million of the 6% Debentures remained outstanding.

TRUST PREFERRED - MANDITORILY REDEEMABLE SECURITIES OF SUBSIDIARY

      In 1997, a special purpose affiliate, (the "Trust") issued $120 million of 5-3/4% Trust Convertible Preferred Securities (the "Trust Preferred"), represented by 2,400,000 shares of Trust Preferred priced at $50 a share. The Trust Preferred is convertible into common stock at a price of $23.50 per share. The Trust invested the proceeds in 5-3/4% convertible junior subordinated debentures issued by the Company (the "Junior Debentures"), its sole asset. The Junior Debentures and the Trust Preferred mature in November 2027. At December 31, 2001, the Junior Debentures and the related Trust Preferred are redeemable in whole or in part at 103.450% of principal declining 0.58% each November to par in 2007.

      The Company guarantees payments on the Trust Preferred only to the extent the Trust has funds available. Such guarantee, taken together with other obligations provides a full subordinated guarantee of the Trust Preferred. The Company has the right, at its sole discretion, to suspend payment of all distributions on the Trust Preferred for five years without triggering a default. The accounts of the Trust are included in Range's consolidated financial statements after eliminations. Distributions recorded as interest expense in the statement of operations are deductible for tax purposes, and are subject to limitations in the Parent Facility as described below. In the twelve months ended December 31, 2001, $2.9 million of Trust Preferred was reacquired at a discount in exchange for 291,000 shares of common stock. In addition, $50,000 of Trust Preferred were repurchased. An extraordinary gain of $1.2 million was recorded in 2001. The exchange transactions are not reflected on the cash flow statement because no cash was involved. As of March 1, 2002, $89.7 million of the Trust Preferred remained outstanding.

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

Following is the principal maturity schedule for the long-term debt outstanding as of December 31, 2001 (in thousands):

Year ending December 31:
      2002                      $     --
      2003                       170,001
      2004                        23,800
      2005                            --
      2006                            --
      2007                       108,690
   Thereafter                     89,740
                                --------
                                $392,231
                                ========

(8)   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and commodity and interest rate derivatives. The book value of cash and equivalents and accounts receivable and payable are considered to be representative of fair value because of their short maturity. The book values of borrowings under the Parent Facility, the Great Lakes Facility, and IPF Facility are believed to approximate fair value because of their floating rate structure.

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

The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                                          December 31, 2000                    December 31, 2001
                                                ------------------------------------    ---------------------------------
                                                      Book                Fair               Book              Fair
                                                     Value               Value              Value              Value
                                                ---------------      ---------------    ---------------    --------------
                                                    Restated            Restated           Restated           Restated
          Assets

              Cash and equivalents              $         2,612      $         2,612    $         3,380    $        3,380
              Marketable securities                       2,861                2,861              2,323             2,323
              Commodity swaps*                                -                    -             52,100            52,100
                                                ---------------      ---------------    ---------------    --------------
                Total                                     5,473                5,473             57,803            57,803
                                                ---------------      ---------------    ---------------    --------------

          Liabilities

              Commodity swaps                                 -              (72,090)                 -                 -
              Interest rate swaps                             -                 (879)            (2,631)           (2,631)
              Long-term debt                           (365,459)            (348,257)          (302,491)         (292,028)
              Trust Preferred                           (92,640)             (53,268)           (89,740)          (50,254)
                                                ---------------      ---------------    ---------------    --------------
                Total                                  (458,099)            (474,494)          (394,862)         (344,913)
                                                ---------------      ---------------    ---------------    --------------

                Net financial instruments       $      (452,626)     $      (469,021)   $      (337,059)   $     (287,110)
                                                ===============      ===============    ===============    ==============

*    Excluding hedge agreements with Enron (see below)


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

         The Company had hedge agreements with Enron for 22,700 Mmbtu per day, at $3.20 per Mmbtu for the first three months of 2002. Amounts due from Enron are not included in the open hedges described in the previous paragraph. Based on accounting requirements, the Company has recorded an allowance for bad debts at year-end 2001 of $1.4 million, offset by a $318,000 ineffective gain included in 2001 income and $1.0 million gain included in OCI at year-end 2001 related to these amounts due from Enron. The gain included in OCI at year-end 2001 will be included in income in the first quarter of 2002. The last of the Enron contracts will expire as of March 2002.

         The following schedule shows the effect of the Company's hedge position for the four quarters ended December 31, 2001 and the projected impact of open contracts (excluding contracts with Enron) as of that date.

                                 Hedging
                               Gain (Loss)
     Quarter Ended              Exposure
    --------------            --------------
Closed contracts:
  March 31, 2001              $      (23,440)
  June 30, 2001                       (5,250)
  September 30, 2001                   8,450
  December 31, 2001                   14,047
                              --------------
                   Total      $       (6,193)
                              ==============
Open Contracts:
  March 31, 2002                      11,010
  June 30, 2002                        9,809
  September 30, 2002                   8,613
  December 31, 2002                    7,732
  March 31, 2003                       3,233
  June 30, 2003                        2,897
  September 30, 2003                   2,828
  December 31, 2003                    2,628
  March 31, 2004                         619
  June 30, 2004                          668
  September 30, 2004                     657
  December 31, 2004                      701
  March 31, 2005                         167
  June 30, 2005                          165
  September 30, 2005                     187
  December 30, 2005                      186
                              --------------
                   Total      $       52,100
                              ==============

         Interest rate swap agreements are accounted for on the accrual basis. Income or expense resulting from these agreements is recorded as an adjustment to interest expense in the period covered. At December 31, 2001, Great Lakes had interest rate swap agreements totaling $100.0 million, 50% of which is consolidated at Range. Two agreements totaling $45.0 million at rates of 7.1% each expire in May 2004. Two agreements of $10.0 million each at 6.2% which expire in December 2002. Five agreements totaling $35.0 million at rates of 4.8%, 4.7%, 4.6%, 4.5% and 4.5% which expire in June of 2003. Range's share of the fair value of the swaps at December 31, 2001, was a net loss of $2.6 million based on current quotes. The agreements expiring in May 2004 may be terminated at the counterparty's option in May 2002. On December 31, 2001, the 30-day LIBOR rate was 1.9%. The value of these swap agreements is marked to market each quarter. In 2001, GLEP incurred additional interest expense of $2.5 million due to interest swaps.

         The combined fair value of oil and gas hedging contracts and interest rate swaps, totaling $49.5 million appear as Unrealized derivative hedging gains and Unrealized derivative hedging losses on the balance sheet at December 31, 2001. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of these counterparties is subject to continuing review.

(9)      COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position or results of operations. During 2001, the Company incurred approximately $480,000 of litigation costs. During 1998, the Company recorded a $2.5 million liability as part of the consideration for the Domain acquisition. The provision was designed to cover the anticipated costs of resolving a shareholder suit and certain other litigation and contingent liabilities. During 2000, certain of the litigation and disputes were settled at a cost including legal fees of $621,000, a level well below that anticipated. As a result, the liability was able to be reduced by $1.0 million which was credited to general and administrative expense. In 2001, a further $817,000 was expended on legal fees and in settlement of litigation and disputes related to the $2.5 million liability.

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

         The Company leases certain office space and equipment under cancelable and non-cancelable leases, most of which expire within three years and may be renewed by the Company. Rent expense under such arrangements totaled $1.1 million, $1.0 million and $1.1 million in 1999, 2000 and 2001, respectively. Future minimum rental commitments under non-cancelable leases are as follows (in thousands):

                2002                          $ 820
                2003                            546
                2004                            513
                2005                            501
                2006                            126
                                             ------
                                             $2,506
                                             ======

(10)     STOCKHOLDERS' EQUITY

         In 1995, the Company issued 1,150,000 shares of $2.03 Convertible Exchangeable Preferred Stock (the "$2.03 Preferred") for $28.8 million. The $2.03 Preferred was convertible into 2.632 shares of common stock representing a conversion price of $9.50 per common share. Through December 31, 2000, $23.2 million of the $2.03 Preferred had been exchanged for 4.6 million of common stock. For the twelve months ended December 31, 2001, the majority of the outstanding $2.03 Preferred was exchanged for 767,000 shares of common stock and the remaining shares were repurchased for cash. Gains on exchanges of $2.03 Preferred are not included in net income but they are included in income available to common shareholders for earnings per share purposes. Exchange transactions are not reflected on the cash flow statement because no cash was involved. The elimination of the $2.03 Convertible Preferred stock has reduced the annual dividend requirement by $2.3 million.

         The following is a schedule of changes in outstanding common shares:

                                     Year Ended December 31,
                                  ------------------------------
                                     2000               2001
                                  ----------          ----------
Beginning Balance                 37,901,789          49,187,682
Issuances:
  Benefit plans                      269,714             372,398
  Stock options exercised            241,637             223,594
Exchange for:
  6% Debentures                    2,496,789             758,597
  Trust Preferred                  3,231,548             291,211
  $2.03 Preferred                  4,583,993             766,889
  8.75% Senior Notes                       -             779,960
Stock Purchase Plan                  363,422             263,000
In lieu of dividends                 106,597                   -
Other                                 (7,807)                (56)
                                  ----------          ----------
                                  11,285,893           3,455,593
                                  ----------          ----------
Ending Balance                    49,187,682          52,643,275
                                  ==========          ==========

Supplemental disclosures of non-cash investing and financing activities

                                                         Year Ended December 31,
                                             ----------------------------------------------
                                                   1999             2000            2001
                                             ---------------   -------------    -----------
                                                              (in thousands)
                                                 Restated         Restated        Restated
Common stock issued:
    Under benefit plans                      $       1,440     $        650     $    1,385
    In exchange for fixed income securities  $       2,978     $     37,086     $   14,222
    In payment of preferred dividends        $           -     $        110     $        -


(11)     STOCK OPTION AND PURCHASE PLANS

         The Company has five stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers, and employees pursuant to decisions of the Compensation Committee of the Board. Information with respect to the stock option plans is summarized below:

                                                    Inactive                          Active
                                      ----------------------------------------------------------------------------
                                                   Domain                                                              Average
                                       Domain    Directors'        1989      Directors'      1999                     Exercise
                                        Plan        Plan           Plan         Plan         Plan         Total         Price
                                      ----------    ----------    ----------   ----------   ----------  ----------        ----------
Outstanding at December 31, 1998        934,141        9,670      2,159,102     140,000            -     3,242,913        $   8.39
  Granted                                     -            -        904,150      40,000       60,000     1,004,150            2.89
  Exercised                            (374,264)           -        (70,000)          -            -      (444,264)           0.68
  Expired/cancelled                      (1,445)           -       (483,562)    (12,000)           -      (497,007)           8.64
                                      ----------    ----------    ----------   ----------   ----------  ----------        ----------

Outstanding at December 31, 1999        558,432        9,670      2,509,690     168,000       60,000     3,305,792            7.72
  Granted                                     -            -              -      56,000      643,200       699,200            2.12
  Exercised                             (98,697)           -       (246,575)     (8,000)           -      (353,272)           2.57
  Expired/cancelled                    (210,770)      (9,670)    (1,080,222)    (80,000)     (38,000)   (1,418,662)           8.58
                                      ----------    ----------    ----------   ----------   ----------  ----------        ----------

Outstanding at December 31, 2000        248,965            -      1,182,893     136,000      665,200     2,233,058            6.23
   Granted                                    -            -              -      56,000      774,350       830,350            6.46
   Exercised                           (111,481)           -        (59,113)          -      (53,000)     (223,594)           1.63
   Expired/cancelled                          -            -       (581,080)    (72,000)     (71,437)     (724,517)          13.05
                                      ----------    ----------    ----------   ----------   ----------  ----------        ----------

Outstanding at December 31, 2001        137,484            -        542,700     120,000    1,315,113     2,115,297        $   4.47
                                      ==========    ==========    ==========   ==========   ==========  ==========        ==========

There were options exercisable of 1,995,242 (weighted average price of $7.81), 1,043,452 (weighted average price of $9.32) and 585,526 (weighted average price of $4.04) at December 31, 1999, 2000 and 2001.

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

         The Company also maintains the 1989 Stock Option Plan (the "1989 Plan") which authorized the issuance of options on 3.0 million common shares. Options have been granted under this plan since the 1989 Plan was adopted. Options issued under the 1989 Plan vest 30% after one year, 60% after two years and 100% after three years and expire in 5 years. At December 31, 2001, 542,700 options remained outstanding under the 1989 Plan at exercise prices of $2.63 to $17.75.

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

         In total, 2.1 million options are outstanding at December 31, 2001 at exercise prices ranging from $1.94 to $17.75 as follows:

                                                               Inactive                           Active
                                                          -------------------       --------------------------------
    Range of          Average      Weighted Average       Domain        1989        Directors'   1999
 Exercise price    Exercise price  Remaining Life(Yrs)     Plan         Plan        Plan         Plan          Total
 --------------    --------------  -------------------     ----         ----        ----         ----          -----
      $1.94-$4.99      $ 2.58           $7.3              137,484      378,487      64,000       563,763     1,143,734
        5.00-9.99        6.69            8.2                    -      163,713      56,000       751,350       971,063
            17.75       17.75             .2                    -          500           -             -           500

                                                          -------      -------     -------     ---------     ---------
                                          Total           137,484      542,700     120,000     1,315,113     2,115,297
                                                          =======      =======     =======     =========     =========

         In 1997, shareholders approved a Stock Purchase Plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted and there is a one year hold requirement. To date, all purchase rights have been granted at 75% of market. Due to the discount from market value, in the restatement, the Company recorded additional compensation expense of $140,000, $236,000 and $375,000 during 1999, 2000 and 2001, respectively (restated). In May 2001, shareholders approved an increase in the number of shares authorized under the Plan to 1,750,000. Through December 31, 2001, 1,121,319 shares have been sold under the Plan for $4.7 million. At December 31, 2001, rights to purchase 203,000 shares were outstanding with terms expiring in May, 2003.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                            1999               2000                2001
                                                            ----               ----                ----
                                                          Restated           Restated            Restated
                                                                 (in thousands, except per share data)
As reported -
Net income (loss)                                      $      (23,542)    $    36,578        $     17,663
Earnings (loss) per share
  -basic                                                        (0.71)           0.97                0.36
  -diluted                                                      (0.71)           0.96                0.36

Pro forma -
Net income (loss)                                      $      (24,607)    $    36,412        $     16,877
Earnings (loss) per share
  -basic                                                        (0.74)           0.97                0.35
  -diluted                                                      (0.74)           0.95                0.34

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

(12)     DEFERRED COMPENSATION

         In 1996, the Board of Directors of the Company adopted a deferred compensation plan (the Plan) to encourage employees to invest in the shares of the Company. The Plan gives employees the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. The stock held in the employee benefit trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability of the Company and is marked-to-market, with any necessary adjustment to general and administrative expense. The Company recorded total expenses related to deferred compensation of $421,000 and $3.5 million in 1999 and 2000 respectively, and a net benefit of $2.1 million in 2001.

(13)     BENEFIT PLAN

         The Company maintains a 401(k) Plan for its employees. The Plan permits employees to contribute up to 15% of their salary on a pre-tax basis. The Company makes discretionary contributions to the 401(k) Plan annually which are fully vested after four years of service. In 1999, 2000 and 2001, the Company contributed $854,000, $483,000 and $554,000 of common stock (valued at market) to the 401(k) Plan. Employees have a variety of investment options available in the 401K Plan and are encouraged to maintain diversity in accordance with their personnal investment strategy.

(14)     INCOME TAXES

         The Company's federal income tax provision (benefit) for the years ended December 31, 1999, 2000 and 2001 was $388,000, ($355,000) and $14,505,
respectively. The current portion of income tax provision for 1999 represented state income tax payable. A reconciliation between the statutory federal income tax rate and the Company's effective federal income tax rate is as follows:

                                                     Year Ended December 31,
                                     ----------------------------------------------------
                                        1999               2000                   2001
                                     --------            --------              ----------
                                                          Restated               Restated
 Statutory tax rate                       (34)%                 34%                  35 %
Gain on retirement of securities            -                   34                   10
Permanent differences                       -                   11                    1
Valuation allowance                        34                  (88)                 (45)
State                                      19                   (6)                  (1)
Other                                       -                  (14)                  (4)
                                     --------            ---------              -------
 Effective tax rate                        19 %                (29)%                  0 %
                                     --------            ---------              -------

Income taxes paid (refunded)         $388,000            ($355,000)             $14,505
                                     ========            =========              =======

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

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                            December 31,
                                                   -----------------------------
                                                     2000                2001
                                                   ---------           ---------
                                                    Restated            Restated
Deferred tax assets

   Net operating loss carry over                   $   55,180          $  53,977
   Allowance for doubtful accounts                      6,125              7,035
   Percentage depletion carryover                       4,895              5,256
   AMT credits and other                                  660                660
                                                   ---------           ---------
   Total deferred tax assets                           72,425             66,928

Deferred tax liabilities

   Depreciation                                      (54,110)            (54,732)
   Unrealized gain on hedging                              -             (16,692)
                                                   ---------           ---------

Net deferred tax assets (liabilities)              $  18,315           $  (4,496)
                                                   =========           =========

Valuation allowance                                $ (18,315)          $       -
                                                   =========           =========



         A valuation allowance on the net deferred tax asset was originally established due to the uncertainty of whether future taxable income would be sufficient to utilize it. Increased oil and gas prices in early 2001 allowed the reversal of the valuation allowance during the first half of 2001. Therefore, income taxes were recorded at a statutory rate for financial reporting in the second and third quarters of 2001. Due to the Company's tax loss carryover, percentage depletion carryover and AMT credits, such statutory taxes were deferred. However, due to the property impairments recorded in the fourth quarter of 2001, taxes recorded earlier in the year were reversed and no statutory provision for taxes was required in 2001. A deferred tax liability of $4.5 million is recorded on the balance sheet at year-end 2001. Without considering Other comprehensive income (loss), deferred tax assets exceed deferred tax liabilities by $12.2 million. The inclusion of OCI causes the deferred tax liabilities to exceed deferred tax assets by the amount recorded on the balance sheet and accordingly, the valuation allowance on the deferred tax asset was reversed in 2001. As of January 1, 2002, the Company needs to earn approximately $35.0 million of pre-tax income from the unrealized hedge included in OCI at year-end before statutory taxes will be recorded on the statement of operations. Timing of when the Company will record deferred taxes is uncertain.

         At December 31, 2001, the Company had regular net operating loss ("NOL") carryovers of $174.3 million and alternative minimum tax ("AMT") NOL carryovers of $155.9 million that expire between 2012 and 2020. Regular NOLs generally offset taxable income and to such extent, no income tax payments are required. To the extent that AMT NOLs offset AMT income, no alternative minimum tax payment is due. NOLs generated prior to a change of control are subject to limitations. The Company experienced several change of control events between 1994 and 1998 due to acquisitions. Consequently the use of $34.1 million of NOLs is limited to $10.2 million per year. Remaining NOLs are not limited. At December 31, 2001, the Company had a statutory depletion carryover of $6.6 million and an AMT credit carryovers of $660,000 which are not subject to limitation or expiration.

         The following table sets forth the year of expiration of NOL (pretax) carryovers which generate the largest component of the deferred tax assets listed above:

                                               NOL Carryover Amount
                                               --------------------
                                 Expiration     Regular      AMT
                                 ----------    --------    --------
                                            in thousands)
                                     2002      $   --      $   --
                                     2003          --          --
                                     2004          --          --
                                     2005          --          --
                                 Thereafter     174,319     155,865
                                               --------    --------

                                 Total         $174,319    $155,865
                                               ========    ========

(15)     RESTRUCTURING COSTS

         In late 1998, the Company initiated a restructuring plan to reduce costs. The restructuring plan included closing field office, eliminating certain geological and exploration positions, canceling certain exploration and drilling obligations and consolidating administrative functions at the remaining locations. The plan was completed in 1999.

(16)     EARNINGS (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands except per share amounts):

                                                                         Year Ended December 31,
                                                              ---------------------------------------------
                                                                1999                  2000          2001
                                                              --------              --------       --------
                                                              Restated              Restated       Restated
Numerator:
    Income (loss) before extraordinary item                   $ (25,972)            $ 18,815       $13,712
    Gain on retirement of $2.03 Preferred Stock                       -                5,966           556
    Preferred dividends                                          (2,334)              (1,554)          (10)
                                                              ---------             --------       -------
    Numerator for earnings (loss) per share,
        before extraordinary item                               (28,306)              23,227        14,258
    Extraordinary item

        Gain on retirement of securities, net                     2,430               17,763         3,951
                                                              ---------             --------       -------
    Numerator for earnings (loss) per share,
        basic and diluted                                     $ (25,876)            $ 40,990       $18,209
                                                              =========             ========       =======

 Denominator:
 Weighted average shares                                         36,933               42,882        51,159
 Stock held by employee benefit trust                              (407)                (767)       (1,002)
                                                              ---------             --------       -------
 Weighted average shares - basic                                 36,526               42,115        50,157
 Stock held by employee benefit trust                               407                  767         1,002
 Dilutive potential common shares stock options                       -                   50           106
                                                              ---------             --------       -------
 Denominator for diluted earnings per share                      36,933               42,932        51,265
                                                              =========             ========       =======

 Earnings (loss) per share basic and diluted:
 Before extraordinary item
             Basic                                            $   (0.78)            $   0.55       $  0.28
             Diluted                                          $   (0.78)            $   0.54       $  0.28
 After extraordinary item
             Basic                                            $   (0.71)            $   0.97       $  0.36
             Diluted                                          $   (0.71)            $   0.96       $  0.36

         During 2000 and 2001, 75,000 and 129,000 stock options were included in the computation of diluted earnings per share. All remaining stock options, the 6% Debentures, Trust Preferred and the $2.03 Preferred were not included because their inclusion would have been antidilutive. In 1999, 18 common shares held by the employee benefit trust are excluded because they are antidilutive.

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

(17)     MAJOR CUSTOMERS

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

         From the inception of the Great Lakes joint venture through June 30, 2001, Great Lakes sold approximately 90% of its gas production to FirstEnergy, at prices based on the close of NYMEX each month plus a basis differential. Effective July 1, 2001, Great Lakes began selling its gas to several different companies, including FirstEnergy. In the year ended December 31, 2001, approximately 91% of Great Lakes gas was sold at prices based on the close of NYMEX contracts each month plus a basis differential. The remainder is sold at a fixed price.

(18)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities (in thousands):

                                                  Year Ended December 31,
                                         ---------------------------------------------
                                           1999             2000              2001
                                         ---------         ---------       -----------
                                         Restated         Restated          Restated
Oil and gas properties:
    Subject to depletion                 $ 898,031         $ 947,526       $ 1,021,898
    Unproved                                61,812            49,523            25,731
                                         ---------         ---------       -----------
        Total                              959,843           997,049         1,047,629
    Accumulated depletion                 (389,200)         (443,876)         (514,272)
                                         ---------         ---------       -----------

        Net                              $ 570,643         $ 553,173       $   533,357
                                         =========         =========       ===========

Costs incurred:
    Acquisition                          $     846         $   4,701       $     9,489
    Development                             30,597            46,032            69,162
    Exploration                              3,604             4,498            11,405
                                         ---------         ---------       -----------

        Total                            $  35,047         $  55,231       $    90,056
                                         =========         =========       ===========

         Acquisition costs in 1999 do not reflect $68 million of value associated with the Company receiving a 50% interest in the reserves contributed by FirstEnergy to Great Lakes. The Company's share of such reserves was 81.6 Bcfe. Exploration costs include capitalized as well as expensed outlays.

(19)     INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the interest in Great Lakes' audited financial statements as of or for the year ended December 31, 2001.

                                                    December 31, 2001
                                                      (In thousands)
                                                   -----------------
                                                        Restated
    Current assets                                   $ 15,954
    Oil and gas properties, net                       168,090
    Transportation and field assets, net               15,645
    Other assets                                          110
    Current liabilities                                11,248
    Long-term debt                                     75,000
    Members' equity                                   111,206
    Revenues                                           52,735
    Net income                                         11,528

(20)     GAIN ON FORMATION OF GREAT LAKES

         In September 1999, Range transferred all of its Appalachian oil and gas properties and associated gas gathering and transportation systems to Great Lakes in exchange for a 50% ownership interest. Additionally, the Company contributed $188.3 million of indebtedness to Great Lakes. The Great Lakes partners have no commitment to support the operations or obligations of Great Lakes. Range recognized a gain of $30.9 million (restated), which was attributable to the portion of the net assets associated with the 50% interest of the Company's joint venture partner. The gain was calculated by comparing the estimate of the fair value of the assets and liabilities conveyed to their net book value for the assets deemed sold by Range. Great Lakes' DD&A rate is higher than the Company's DD&A rate for its share of such production due to the lower cost basis attributed to Range's investment in Great Lakes versus its proportionate share of Great Lakes assets. DD&A is reduced in consolidation to reflect the Company's investment.

(21)     EXTRAORDINARY ITEMS

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

(22)     UNAUDITED SUPPLEMENTAL RESERVE INFORMATION

         The Company and its 50% pro rata portion of Great Lakes' proved oil and gas reserves are located in the United States. Proved reserves are those quantities of crude oil and natural gas which, based upon analysis of geological and engineering data, can with reasonable certainty be recovered in the future from known oil and gas reservoirs. Proved developed reserves are those proved reserves, which can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage.

         The following schedules are presented in accordance with SFAS No. 69 ("SFAS 69"), "Disclosures about Oil and Gas Producing Activities", to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies. Additional background information allows concerning four of the schedules.

         Estimated Net Proved Oil and Natural Gas Reserves - Reserves of crude oil, condensate, natural gas liquids and natural gas estimated by the Company's engineers and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.

         The U.S. Securities and Exchange Commission defines proved reserves as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved undeveloped reserves are volumes expected to be recovered as a result of additional investments for drilling new wells to offset productive units, recompleting existing wells, and/or installing facilities to collect and transport production.

         Production quantities shown are net volumes withdrawn from reservoirs. These may differ from sales quantities due to inventory changes, and especially in the case of natural gas, volumes consumed for fuel and/or shrinkage from extraction of natural gas liquids.

         SFAS 69 requires calculation of future net cash flows using a 10% annual discount factor and year-end prices, costs and statutory tax rates, except for known future changes such as contracted prices and legislated tax rates. The reported value of proved reserves is not necessarily indicative of either fair market value or present value of future cash flows because prices, costs and governmental policies do not remain static; appropriate discount rates may vary; and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts.

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

QUANTITIES OF PROVED RESERVES

                                                Crude Oil                       Natural
                                                  and                             Gas
                                                  NGLs        Natural Gas      Equivalent
                                                ---------     -----------      ----------
                                                (Mbbls)         (Mmcf)           (Mmcfe)
Balance, December 31, 1998                       27,129         633,317         796,091
   Revisions                                      1,294         (39,298)        (31,534)
   Extensions, discoveries and additions            307          11,066          12,908
   Purchases                                      5,241          51,751          83,197
   Sales                                         (2,495)       (162,245)       (177,215)
   Production                                    (2,659)        (50,808)        (66,762)
                                                 ------        --------        --------

Balance, December 31, 1999                       28,817         443,783         616,685
   Revisions                                     (1,699)         (1,186)        (11,380)
   Extensions, discoveries and additions          1,226          26,639          33,995
   Purchases                                        226           1,605           2,961
   Sales                                           (170)         (2,135)         (3,155)
   Production                                    (2,398)        (41,039)        (55,427)
                                                 ------        --------        --------

Balance, December 31, 2000                       26,002         427,667         583,679
   Revisions                                     (3,360)        (33,575)        (53,735)
   Extensions, discoveries and additions            479          31,542          34,416
   Purchases                                        427           5,761           8,323
   Sales                                           (627)           (190)         (3,952)
   Production                                    (2,242)        (42,278)        (55,730)
                                                 ------        --------        --------

Balance, December 31, 2001                       20,679         388,927         513,001
                                                 ======        ========        ========

PROVED DEVELOPED RESERVES

   December 31, 1999                             17,884         299,436         406,740
                                                 ======        ========        ========
   December 31, 2000                             17,215         305,796         409,086
                                                 ======        ========        ========
   December 31, 2001                             14,066         276,162         360,558
                                                 ======        ========        ========

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

STANDARDIZED MEASURE


                                                               As of December 31,
                                               -------------------------------------------------
                                                   1999               2000              2001
                                               -----------        -----------        -----------
                                                                 (in thousands)
Future cash inflows                            $ 1,689,541        $ 4,697,062        $ 1,397,897
Future costs:
    Production                                    (486,618)          (755,727)          (471,144)
    Development                                   (189,784)          (177,070)          (176,799)
                                               -----------        -----------        -----------

Future net cash flows                            1,013,139          3,764,265            749,954

Income taxes                                      (131,529)          (457,996)           (87,745)
                                               -----------        -----------        -----------

Total undiscounted future net cash flows           881,610          3,306,269            662,209

10% discount factor                               (378,459)        (1,800,007)          (350,801)
                                               -----------        -----------        -----------

Standardized measure                           $   503,151        $ 1,506,262        $   311,408
                                               ===========        ===========        ===========


CHANGES IN STANDARDIZED MEASURE

                                                                As of December 31,
                                                -------------------------------------------------
                                                    1999               2000              2001
                                                -----------        -----------        -----------
                                                                 (in thousands)
Standardized measure, beginning of year         $   517,095        $   503,151        $ 1,506,262
    Revisions:
       Prices                                       128,799          1,184,950         (1,076,168)
       Quantities                                   (37,911)           (89,180)            (8,244)
       Estimated future development cost              8,941             36,650              4,620
       Accretion of discount                         45,420             63,468            196,426
       Income taxes                                 (14,307)          (130,626)           114,556
                                                -----------        -----------        -----------
       Net revisions                                130,942          1,065,262           (768,810)

    Purchases                                        71,022              8,003              6,245

    Extensions, discoveries and additions            16,354             91,855             25,815

    Production                                      (77,884)          (134,556)          (165,033)

    Sales                                          (136,491)            (8,525)            (2,967)

    Changes in timing and other                     (17,887)           (18,928)          (290,104)
                                                -----------        -----------        -----------

Standardized measure, end of year               $   503,151        $ 1,506,262        $   311,408
                                                ===========        ===========        ===========

                           RANGE RESOURCES CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14[a 3])


Exhibit No.          Description
-----------          -----------
       3.1.1.        Certificate of Incorporation of Lomak dated March 24, 1980 (incorporated by reference to the
                     Company's Registration Statement (No. 33-31558)).
       3.1.2.        Certificate of Amendment of Certificate of Incorporation dated July 22, 1981 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
       3.1.3.        Certificate of Amendment of Certificate of Incorporation dated September 8, 1982 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
       3.1.4.        Certificate of Amendment of Certificate of Incorporation dated December 28, 1988 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
       3.1.5.        Certificate of Amendment of Certificate of Incorporation dated August 31, 1989 (incorporated by reference to the Company's Registration Statement (No. 33-31558)).
       3.1.6.        Certificate of Amendment of Certificate of Incorporation dated May 30, 1991 (incorporated by reference to the Company's Registration Statement (No. 333-20259)).
       3.1.7.        Certificate of Amendment of Certificate of Incorporation dated November 20, 1992 (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
       3.1.8.        Certificate of Amendment of Certificate of Incorporation dated May 24, 1996 (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
       3.1.9.        Certificate of Amendment of Certificate of Incorporation dated October 2, 1996 (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
       3.1.10.       Restated Certificate of Incorporation as required by Item 102 of Regulation S-T (incorporated by reference to the Company's Registration Statement (No. 333-20257)).
       3.1.11.       Certificate of Amendment of Certificate of Incorporation dated August 25, 1998 (incorporated by reference to the Company's Registration Statement (No. 333-62439)).
       3.1.12        Certificate of Amendment of Certificate of Incorporation dated May 25, 2000 (incorporated by reference to the Company's Form 10-Q dated August 8, 2000).
       3.2           By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No.
                     33-31558)).
       4.1           Specimen certificate of Lomak Petroleum, Inc. (incorporated by reference to the Company's
                     Registration Statement (No. 333-20257)).
       4.2           Certificate of Trust of Lomak Financing Trust (incorporated by reference to the Company's
                     Registration Statement (No. 333-43823)).
       4.3           Amended and Restated Declaration of Trust of Lomak Financing Trust dated as of October 22, 1997 by
                     The Bank of New York (Delaware) and the Bank of New York as Trustees and Lomak Petroleum, Inc. as
                     Sponsor (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
       4.4.1         Indenture dated as of October 22, 1997, between Lomak Petroleum, Inc. and The Bank of New York
                     (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
       4.4.2         First Supplemental Indenture dated as of October 22, 1997, between Lomak Petroleum, Inc. and The Bank of New York (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
       4.5           Form of 5-3/4% Preferred Convertible Securities.
       4.6           Form of 5-3/4% Convertible Junior Subordinated Debentures.
       4.7           Convertible Preferred Securities Guarantee Agreement dated October 22, 1997, between Lomak Petroleum,
                     Inc., as Guarantor, and The Bank of New York as Preferred Guarantee Trustee (incorporated by reference to the Company's Registration Statement (No. 333-43823)).
       4.8           Common Securities Guarantee Agreement dated October 22, 1997, between Lomak Petroleum, Inc., as
                     Guarantor, and The Bank of New York as Common Guarantee Trustee. (incorporated by reference to the
                     Company's Registration Statement No. 333-43823)).

Exhibit No.          Description
-----------          -----------
       4.9           Form of Trust Indenture relating to the Senior Subordinated Notes due 2007 between Lomak Petroleum,
                     Inc., and Fleet National Bank as trustee (incorporated on the Company' s Registration Statement (No.
                     333-20257)).
       4.10          Credit Agreement, dated as of June 7, 1996, between Domain Finance Corporation and Compass Bank --
                     Houston (including the First and the Second Amendment thereto) (incorporated by reference to Exhibit
                     10.3 of Domain Energy Corporation's Registration Statement on Form S-1 filed with the Commission on
                     April 4, 1997 and Exhibit 10.3 of Amendment No. 1 to Domain Energy Corporation's Registration
                     Statement on Form S-1 filed with the Commission on May 21, 1997) (File No. 333-24641).
       4.11          Corrected Certificate of Designations of Preferred Stock of Range Resources Corporation Designated As
                     $2.03 Convertible Exchangeable Preferred Stock, Series D (incorporated by reference to the Company's
                     Form 10-Q dated November 6, 2000).
       10.1          Incentive and Non-Qualified Stock Option Plan dated March 13, 1989 (incorporated by reference to the
                     Company's Registration Statement (No. 33-31558)).
       10.2          Advisory Agreement dated September 29, 1988 between Lomak and SOCO (incorporated by reference to the
                     Company's Registration Statement (No. 33-31558)).
       10.3.1        1989 Stock Purchase Plan (incorporated by reference to the Company's Registration Statement (No.
                     33-31558)).
       10.3.2        Amendment to the Lomak Petroleum, Inc., 1989 Stock Purchase Plan, as amended (incorporated by reference to the Company's Registration Statement (No. 333-44821)).
       10.4          Form of Directors Indemnification Agreement (incorporated by reference to the Company's Registration
                     Statement (No. 333-47544)).
       10.5.1        1994 Outside Directors Stock Option Plan (incorporated by reference to the Company's Registration
                     Statement (No. 33-47544)).
       10.5.2        1994 Outside Directors Stock Option Plan - Amendment No. 1 (incorporated by reference to the
                     Company's Registration Statement No. 333-40380)
       10.5.3        1994 Outside Directors Stock Option Plan - Amendment No. 2 (incorporated by reference to the
                     Company's Registration Statement No. 333-40380)
       10.5.4        1994 Outside Directors Stock Option Plan - Amendment No. 3 (incorporated by reference to the
                     Company's Registration Statement No. 333-40380)
       10.5.5        1994 Outside Directors Stock Option Plan - Amendment No. 4 (incorporated by reference to the
                     Company's Registration Statement No. 333-40380)
       10.6          1994 Stock Option Plan (incorporated by reference to the Company's Registration Statement (No.
                     33-47544)).
       10.7          Registration Rights Agreement dated October 22, 1997, by and among Lomak Petroleum, Inc., Lomak
                     Financing Trust, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston, Forum Capital Markets
                     L.P. and McDonald Company Securities, Inc., (incorporated by reference to the Company's Registration
                     Statement (No. 333-43823)).
       10.8.1        1997 Stock Purchase Plan (incorporated by reference to the Company's Registration Statement (No.
                     333-44821)).
       10.8.2        1997 Stock Purchase Plan, as amended (incorporated by reference to the Company's Registration
                     Statement (No. 333-44821)).
       10.8.3        1997 Stock Purchase Plan - Amendment No. 1 (incorporated by reference to the Company's Registration
                     Statement No. 333-40380)
       10.8.4        1997 Stock Purchase Plan - Amendment No. 2 (incorporated by reference to the Company's Registration
                     Statement No. 333-40380)
       10.8.5        1997 Stock Purchase Plan - Amendment No. 3 (incorporated by reference to the Company's Registration
                     Statement No. 333-40380)
       10.9          Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy
                     Corporation and Affiliates (incorporated by reference to the Company's Registration Statement (No.
                     333-62439)).
       10.10         Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company's Registration Statement (No. 333-62439)).
       10.11         $100,000,000 Credit Agreement between Range Energy Finance Corporation, as Borrower, and Credit
                     Lyonnais New York Branch, as Administrative Agent and Certain Lenders dated December 14, 1999
                     (incorporated by reference to the Company's 1999 10K dated March 20, 2000.)

Exhibit No.          Description
-----------          -----------
       10.11.1       $100,000,000 Second Amendment to Credit Agreement between Range Energy Finance Corporation, as
                     Borrower, and Credit Lyonnais New York Branch, as Administrative Agent and Certain Lenders dated
                     December 14, 1999 (incorporated by reference to the Company's 1999 10K dated March 20, 2000.)
       10.12         Purchase and Sale Agreement - Dated April 20, 2000 between Range Pipeline Systems, L.P. as Seller and
                     Conoco Inc., as Buyer (incorporated by reference to the Company's 10-Q dated August 8, 2000).
       10.13         Gas Purchase Contract - Dated July 1, 2000 between Range Production I, L.P. as Seller and Conoco Inc., as Buyer (incorporated by reference to the Company's 10-Q dated August 8, 2000).
       10.14         Application Service Provider and Outsourcing Agreement - Dated June 1, 2000 between Range Resources and Applied Terravision Systems Inc. (incorporated by reference to the Company's 10-Q dated August 8,
                     2000).
       10.15.1       $225,000,000 Amended and Restated Credit Agreement among Range Resources Corporation, as Borrower, The
                     Lenders from Time to Time Parties Hereto, as Lenders, Bank One, Texas, N.A., as Administrative Agent,
                     Chase Bank of Texas, N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent
                     dated September 30, 1999 incorporated by reference to the Company's 10Q dated November 10, 1999.
       10.15.2       $225,000,000 First Amendment to Credit Agreement among Range Resources Corporation, as Borrower, certain parties, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas,
                     N.A., as Syndication Agent, and Bank of America, N.A., as Documentation Agent dated September 30, 1999
       10.15.3       $225,000,000 Second Amendment to Credit Agreement among Range Resources Corporation, as Borrower, certain parties, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A., as
                     Syndication Agent, and Bank of America, N.A., as Documentation Agent dated September 30, 1999
                     (incorporated by reference to the Company's 10-Q dated August 8, 2000.
       10.15.4       $225,000,000 Third Amendment to Credit Agreement among Range Resources Corporation, as Borrower, certain parties as Lenders, Bank One, Texas, N.A., as Administrative Agent, Chase Bank of Texas, N.A.,
                     as Syndication
       10.15.5       Agent, and Bank of America, N.A., as Documentation Agent dated September 30, 1999 (incorporated by reference to the Company's 10-Q dated August 8, 2000).
       10.19         The Amended and Restated Deferred Compensation Plan for Directors and Selected Employees, effective
                     September 1, 2000.
       21.1*         Subsidiaries of Registrant.
       23.1*         Consent of Independent Public Accountants.
       23.2*         Consent of H.J. Gruy and Associates, Inc., independent consulting petroleum engineers.
       23.3*         Consent of DeGoyler and MacNaughton, independent consulting petroleum engineers.
       23.4*         Consent of Wright and Company, independent consulting engineers.
                       *Filed herewith.