Form 10-Q/A
period 2002-03-31
RANGE RESOURCES CORP
filed 2002-10-24
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

  (MARK ONE)

     {x}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY ENDED MARCH 31, 2002.

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

        Introductory Note - Restatement

        This Quarterly Amendment No. 1 to Form 10-Q/A amends Item 1 and 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 including the consolidated financial statements therein, originally filed on May 7, 2002. As described in Note 2 to the consolidated financial statements, a restatement has been made to correct previously reported financial results. This amendment does not otherwise update the other information in the originally filed form 10-Q to reflect events after the original filing date.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        The financial statements included herein should be read in conjunction with the Company's latest Form 10-K/A. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairy present the Company's financial position and results of operations. All adjustments are of a normal recurring nature unless otherwise disclosed. These financial statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  DECEMBER 31,     MARCH 31,
                                                                      2001           2002
                                                                  -----------     -----------
                                                                    Restated       Restated
                                                                                  (Unaudited)
                                     ASSETS
Current assets

    Cash and equivalents                                          $     3,380     $       684
    Accounts receivable                                                25,295          26,493
    IPF receivables (Note 5)                                            7,000           7,100
    Unrealized derivative hedging gain (Note 3)                        37,165           9,954
    Inventory and other                                                 4,895           4,580
                                                                  -----------     -----------
                                                                       77,735          48,811
                                                                  -----------     -----------

IPF receivables (Note 5)                                               34,402          33,283
Unrealized derivative hedging gain (Note 3)                            14,936           1,669

Oil and gas properties, successful efforts (Note 16)                1,047,629       1,063,558
   Accumulated depletion                                             (514,272)       (531,701)
                                                                  -----------     -----------
                                                                      533,357         531,857
                                                                  -----------     -----------

Transportation and field assets (Note 3)                               31,288          31,645
   Accumulated depreciation                                           (13,108)        (13,865)
                                                                  -----------     -----------
                                                                       18,180          17,780
                                                                  -----------     -----------

Other (Note 3)                                                          3,852          11,102
                                                                  -----------     -----------
                                                                  $   682,462     $   644,502
                                                                  ===========     ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                              $    27,202     $    21,429
    Accrued liabilities                                                15,036          14,571
    Accrued interest                                                    5,244           3,941
    Unrealized derivative hedging loss (Note 3)                           397              --
                                                                  -----------     -----------
                                                                       47,879          39,941
                                                                  -----------     -----------

Senior debt (Note 6)                                                   95,000          99,600
Non-recourse debt (Note 6)                                             98,801          95,100
Subordinated notes (Note 6)                                           108,690         106,300

Trust Preferred - manditorily redeemable securities
   of subsidiary (Note 6)                                              89,740          87,340
Commitments and contingencies (Note 8)
Deferred taxes (Note 13)                                                4,496              --
Unrealized derivative hedging loss (Note 3)                             2,235              --

Stockholders' equity (Notes 9 and 10)
    Preferred stock, $1 par, 10,000,000 shares authorized,
       $2.03 Convertible Preferred, none issued or outstanding             --              --
    Common stock, $.01 par, 100,000,000 shares authorized,
       52,643,275 and 53,517,901 issued and outstanding,
       respectively                                                       526             535


    Capital in excess of par value                                    378,426         382,643
    Stock held by employee benefit trust, 1,038,242 and
        1,170,864 shares, respectively (Note 11)                       (4,890)         (5,420)
    Retained earnings (deficit)                                      (183,825)       (179,483)
    Deferred compensation expense                                        (139)           (164)
    Other comprehensive income (Note 3)                                45,523          18,110
                                                                  -----------     -----------
                                                                      235,621         216,221
                                                                  -----------     -----------
                                                                  $   682,462     $   644,502
                                                                  ===========     ===========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                    ---------------------
                                                      2001         2002
                                                    --------     --------
                                                    Restated     Restated
Revenues

  Oil and gas sales                                 $ 58,092     $ 44,283
  Transportation and processing                          981          774
  IPF                                                  2,550        1,171
  Interest and other                                   1,482       (2,009)
                                                    --------     --------
                                                      63,105       44,219
                                                    --------     --------

Expenses

  Direct operating                                    12,603        9,204
  IPF                                                    113        1,772
  Exploration                                          1,083        5,271
  General and administrative                           2,069        4,470
  Interest expense and dividends on trust
    preferred                                          9,807        5,357
  Depletion, depreciation and amortization            17,809       18,100
                                                    --------     --------
                                                      43,484       44,174
                                                    --------     --------

Pretax income                                         19,621           45

Income taxes (Note 13)
    Current                                               --           --
    Deferred                                              --       (3,111)
                                                    --------     --------
                                                          --       (3,111)
                                                    --------     --------

Income before extraordinary item                      19,621        3,156

Gain on retirement debt of securities (Note 18)          432        1,185
                                                    --------     --------

Net income                                          $ 20,053     $  4,341
                                                    ========     ========

Comprehensive income  (loss) (Note 3)               $ 50,532     $(22,772)
                                                    ========     ========

Earnings per share, basic and diluted  (Note 14)
  Before extraordinary item
     Basic                                          $   0.41     $   0.06
                                                    ========     ========
     Diluted                                        $   0.40     $   0.06
                                                    ========     ========
  After extraordinary item

     Basic                                          $   0.42     $   0.08
                                                    ========     ========
     Diluted                                        $   0.41     $   0.08
                                                    ========     ========


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------
                                                                      2001         2002
                                                                    --------     --------
                                                                    Restated     Restated
CASH FLOW FROM OPERATIONS
  Net income                                                        $ 20,053     $  4,341
  Adjustments to reconcile to
    net cash provided by operations:
        Deferred taxes                                                    --       (3,111)
        Depletion, depreciation and amortization                      17,809       18,100
        Writedown of marketable securities                             1,310          369
        Unrealized hedging (gains) losses                             (1,576)       1,328
        Adjustment to IPF receivables                                 (1,097)       1,126
        Amortization of deferred offering costs                          874          144
        Gain on retirement of securities                                (435)      (1,185)
        Non-cash compensation expense                                    (20)       1,044
        (Gain) Loss on sale of assets                                   (298)           1
        Changes in working capital:
             Accounts receivable                                         149       (1,134)
              Inventory and other                                        658          (69)
             Accounts payable                                            672       (3,046)
             Accrued liabilities                                      (5,516)      (2,452)
                                                                    --------     --------
                   Net cash provided by operations                    32,583       15,456
                                                                    --------     --------

CASH FLOW FROM INVESTING

  Oil and gas properties                                             (13,384)     (19,023)
  IPF repayments (net of fundings)                                     7,271         (106)
  Asset sales                                                            304           35
                                                                    --------     --------
                  Net cash used in investing                          (5,809)     (19,094)
                                                                    --------     --------

CASH FLOW FROM FINANCING

   (Repayment)/borrowing of debt                                     (28,103)         885
    Preferred dividends                                                   (4)          --
    Issuance of common stock                                             372           57
                                                                    --------     --------
                  Net cash (used in) provided by financing           (27,735)         942
                                                                    --------     --------


Change in cash                                                          (961)      (2,696)
Cash and equivalents, beginning of period                              2,612        3,380
                                                                    --------     --------
Cash and equivalents, end of period                                 $  1,651     $    684
                                                                    ========     ========


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND NATURE OF BUSINESS

         Range Resources Corporation ("Range") is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company also provides financing to small oil and gas producers through a subsidiary, Independent Producer Finance ("IPF"). The Company seeks to increase its reserves and production principally through development drilling and acquisitions. Range holds its Appalachian oil and gas assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C. ("Great Lakes"). The Company's financial statements for the three years ended 2001 have been restated.

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

(2)      RESTATEMENT

         In July 2002, the Company selected KPMG LLP as its new independent auditor. The Company also chose to reaudit its consolidated financial statements for the three years ended December 31, 2001, even though a reaudit was not required. The reaudit was intended to provide additional assurance to shareholders, insure the Company's ongoing access to the capital markets and to avoid any possible impediment to future transactions. As part of the selection process, KPMG performed its normal client acceptance procedures and advised the Company that it believed a different accounting principle should have been used to determine the gain recognized in September 1999 on the formation of the Great Lakes joint venture. Specifically, the gain recognized in September 1999 should be reduced from $39.8 to $30.9 million and income in subsequent periods should increase as a result of lower depletion expense.

         As a result of the actual reaudit, a series of additional issues came to light which required restatement of the Company's previously reported operating results and financial condition. These issues and their impact on pretax income is outlined below.

         In 1998, the Company acquired Domain Energy. In recording the transaction, the purchase price was not appropriately allocated to the individual oil and gas properties, causing a subsequent purchase price adjustment to be miscalculated. As a result, impairments recognized at year-end 2001 were reduced. In addition, properties in Appalachia and Michigan, that had been combined into accounting pools for the purpose of calculating depletion, were subdivided into smaller pools and the depreciation rates historically applied on non-oil and gas assets were reduced. As a result of these changes, pretax income decreased $7.1 million in 1999, increased $4.8 million in 2000, increased $7.6 million in 2001 and decreased $788,000 in the first three months of 2002.

         The Company maintains a deferred compensation plan (the "Plan"), under which eligible employees can defer all or a portion of their cash compensation and invest those amounts in a variety of investment options (including Company common stock) which are placed in a rabbi trust (the "Trust"). Eligible employees can also place common stock awards in the Trust. Pursuant to a consensus of the Emerging Issues Task Force, assets and liabilities of the Trust must be consolidated on the Company's balance sheet. While the Trust's assets and liabilities are of identical value, Company common stock held in the Trust is treated as if it were treasury stock (it is deducted from outstanding shares as shares held by an employee benefit plan). Furthermore, because the Plan allows participants to diversify their investments, the liability to Plan participants must be revalued on the balance sheet each accounting period at the assets' then-quoted market prices and increases or decreases between accounting periods reflected on the statement of operations as increases or decreases in compensation expense. Historically, the Company did not consolidate the Trust in its consolidated financial statements nor added or subtracted changes in the market value of the Plan's assets on its statement of operations. However, all material information about the Plan has historically been disclosed in footnotes to the financial statements and in proxy statements. In addition, the Company offers designated employees the ability to purchase shares at a discount under a shareholder-approved Stock Purchase Plan or to receive bonuses or a portion of their base pay in restricted common stock issued at a discount from quoted market prices. Previously, such shares had always been accounted for based on the Company's estimate of the fair value of the stock granted or purchased. In the restated financial statements, stock purchased through the Plan or granted to employees was expensed based on the quoted market value without regard to the Company's estimate of fair value. The difference between previously reported values and market value will be included as additional compensation expense on the restated statements of operations. As a result of these changes, pretax income decreased $561,000 in 1999, decreased $3.8 million in 2000, increased $1.7 million in 2001 and decreased $892,000 in the first three months of 2002.

         At June 30, 2002, the Company corrected a series of unreconciled balance sheet accounts that had a net minimal statement of operations impact. These balance sheet general ledger accounts were not supported by the underlying subsidiary ledger detail when the Company's accounting department moved from Ohio to Fort Worth. In the restatement, these corrections were reflected in the periods in which they applied, rather than in the second quarter of 2002. As a result, pretax income for periods prior to 1999 increased by $1.9 million, increased by $627,000 in 1999, decreased $2.9 million in 2000, increased by $190,000 in 2001 and increased by $88,000 in the first three months of 2002.

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

         In total, all of the current changes (including the previously announced change in the gain on the Great Lakes' transaction) increased net loss by $15.7 million in 1999, decreased net income by $1.4 million in 2000 and increased net income by $8.7 million in 2001. The changes decreased net income by $170,000 in the three months of 2002 but are projected to increase net income by approximately $1.9 million in the last nine months of 2002.

                                                    PREVIOUSLY
                                                     REPORTED        RESTATED
                     2001
Oil and gas sales                                  $   209,537     $   208,854
Direct operating                                        44,504          43,430
General and administrative                              13,511          12,212
Interest                                                30,689          32,179
Depletion, depreciation and amortization                77,825          77,573
Provision for impairment                                38,945          31,085
Pretax income                                            4,994          13,306
Current income taxes                                       (51)           (406)
Income before extraordinary item                         5,045          13,712
Net income                                               8,996          17,663
Earnings per share before extraordinary gain
          Basic                                           0.11            0.28
           Diluted                                        0.11            0.28
Earnings per share after extraordinary gain
          Basic                                           0.19            0.36
           Diluted                                        0.19            0.36
Cash and equivalents                                     3,253           3,380
Accounts receivable                                     27,495          25,295
Inventory and other                                      4,084           4,895
Unrealized derivative hedging gain - current            36,768          37,165
Unrealized derivative hedging gain - noncurrent         12,701          14,936
Oil and gas properties                               1,057,881       1,047,629
Accumulated depletion                                 (512,786)       (514,272)
Accumulated depreciation                               (13,576)        (13,108)
Other                                                    3,055           3,852
Accounts payable                                        26,944          27,202
Accrued liabilities                                      9,947          15,036
Accrued interest                                         7,105           5,244
Unrealized derivative hedging loss - current                --             397
Unrealized derivative hedging loss - noncurrent             --           2,235
Deferred taxes                                           9,651           4,496
Stock held by employee benefit trust                        --          (4,890)
Capital in excess of par value                         376,357         378,426
Retained earnings (deficit)                           (169,237)       (183,825)
Other comprehensive income                              38,041          45,523
Deferred compensation expense                               --            (139)
Stockholders' equity                                   245,687         235,621
Cash flows -
     Net cash provided by operations                   130,309         129,598
     Net cash used in investing                        (78,900)        (78,189)

                                                PREVIOUSLY
                                                 REPORTED         RESTATED
                    1ST QUARTER 2001
General and administrative                      $     3,470     $     2,069
Interest expense                                      9,117           9,807
D,D&A expense                                        16,639          17,809
Pretax income                                        18,080          19,621
Net income                                           18,512          20,053
Earnings per share before extraordinary gain
    Basic                                              0.37            0.41
    Diluted                                            0.37            0.40
Earnings per share after extraordinary gain
    Basic                                              0.38            0.42
    Diluted                                            0.38            0.41
Cash and equivalents                                  1,524           1,651
Inventory and other                                   3,977           4,748
Oil and gas properties                            1,029,022       1,010,538
Accumulated depletion                              (460,342)       (460,407)
Accounts payable                                     21,939          22,728
Accrued liabilities                                  16,270          22,039
Stock held by employee benefit trust                     --          (5,010)
Capital in excess of par value                      366,573         368,325
Retained earnings (deficit)                        (159,714)       (181,427)
Other comprehensive income                          (32,027)        (31,118)
Deferred compensation expense                            --            (147)
Stockholders' equity                                175,345         151,116
Cash flows -
     Net cash provided by operations                 33,294          32,583
     Net cash used in investing                      (6,520)         (5,809)

                    1ST QUARTER 2002

General and administrative                            3,576           4,470
Interest expense                                      5,817           5,357
D,D&A expense                                        17,439          18,100
Pretax income                                         1,140              45
Deferred tax expense                                (2,186)         (3,111)
Net income                                            4,511           4,341
Cash and equivalents                                    557             684
Accounts receivable, net                             27,181          26,493
Inventory and other                                   3,348           4,580
Oil and gas properties                            1,073,682       1,063,558
Accumulated depletion                             (529,359)       (531,701)
Accumulated depreciation                           (14,401)        (13,865)
Other                                                 5,004          11,102
Accounts payable                                     21,171          21,429
Accrued liabilities                                   8,419          14,571
Stock held by employee benefit trust                      -         (5,420)
Capital in excess of par value                      380,437         382,643
Retained earnings (deficit)                       (164,726)       (179,483)
Deferred compensation expense                             -           (164)
Other comprehensive income                           11,546          18,110
Stockholders' equity                                227,792         216,221

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

REVENUE RECOGNITION

      The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized as received. The Company's receivables are concentrated in the oil and gas industry. At December 31, 2001 and March 31, 2002, IPF had valuation allowances of $17.3 million and $18.4 million and the Company had other allowances for doubtful accounts of $2.9 million and $2.0 million, respectively. A decrease in oil prices could cause an increase in IPF's valuation allowance.

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

INDEPENDENT PRODUCER FINANCE

      IPF acquires royalties in oil and gas properties from small producers. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received believed to relate to the return are recognized as income; remaining receipts reduce receivables. Receivables classified as current represent the return of capital expected within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts established based on the Company's valuation of its royalty interest in the oil and gas properties. At March 31, 2002, IPF's valuation allowance totaled $18.4 million. Due to favorable oil and gas prices in early 2001, certain of these receivables began to generate cash flows which favorably impacted the valuation of the receivable. As a result, a $1.1 million increase in receivables was recorded as a reduction to IPF expenses in the three months ended March 31, 2001. In the first quarter of 2002, based on price declines and the disappointing performance of certain properties, the valuation account was increased $1.1 million which was recorded as a increase to IPF expenses. During the quarter, IPF revenues were $1.2 million offset by $394,000 of general and administrative costs, $253,000 of interest and the $1.1 million unfavorable valuation adjustment. During the prior year period, revenues were $2.6 million and the $1.1 million favorable valuation adjustment offset by general and administrative expenses of $519,000 and $691,000 of interest. IPF's receivables have declined from a high of $77.2 million in 1998 to $40.4 million at March 31, 2002, as it has focused on recovering its investments. During this period, IPF's debt declined from $60.1 million to $23.1 million. The Company is assessing alternatives relating to its ownership of IPF.

OIL AND GAS PROPERTIES

      The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Costs resulting in discoveries and development costs are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. DD&A rates were $1.31 and $1.35 per mcfe in the quarters ended March 31, 2001 and 2002. Unproved properties had a net book value of $25.7 million and $24.6 million at December 31, 2001 and March 31, 2002, respectively.

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

OTHER ASSETS

      The expense of issuing debt is capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed. At March 31, 2002, these capitalized costs totaled $2.8 million. In the first quarter of 2002, the Company generated a $8.3 million deferred tax asset which is included in Other assets.

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

COMPREHENSIVE INCOME

      The Company follows SFAS No. 130, "Reporting Comprehensive Income," defined as changes in Stockholders' equity from nonowner sources, which is calculated below (in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                    2001             2002
                                                  Restated         Restated
                                                  --------        ---------
Net income                                        $ 20,053        $   4,341
Change in unrealized gain, net                      30,479          (26,741)
Enron hedges contracts, net                              -             (672)
                                                  --------        ---------
Comprehensive income (loss)                       $ 50,532        $ (23,072)
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

         The Company had hedge agreements with Enron North America Corp. ("Enron") for 22,700 Mmbtu per day at $3.20 per Mmbtu for the first three months of 2002. At December 31, 2001, based on accounting requirements, an allowance for bad debts of $1.3 million was recorded, offset by a $318,000 ineffective gain included in income and a $1.0 million gain included in OCI related to these amounts. The gain included in OCI at year-end 2001 was included in Interest and other revenue in the first quarter of 2002. The last Enron contract expired in March 2002. If the Company recovers any of its $1.6 million unsecured claim, the recovery will be reported as income at that time.

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

         Interest and other revenues in the Consolidated Statements of Operations reflected ineffective hedging gains of $2.3 million for the three months ended March 31, 2001 and ineffective hedging losses of $1.7 million in the three months ended March 31, 2002. Unrealized hedging gains of $13.6 million (net of $2.0 million losses on interest rate swaps) and restated OCI of $18.1 million, net of taxes, were recorded on the balance sheet at March 31, 2002. See
Note 7.

(4)      ACQUISITIONS

         Acquisitions are accounted for as purchases. Purchase prices are allocated to acquired assets and assumed liabilities based on estimates of fair value. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various properties for $3.5 million and $1.0 million during the three months ended March 31, 2001 and 2002, respectively.

(5)      IPF RECEIVABLES

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

(6)      INDEBTEDNESS

         The Company had the following debt and Trust Preferred outstanding as of the dates shown. Interest rates at March 31, 2002, excluding the impact of interest rate swaps, are shown parenthetically (in thousands):

                                                       December 31,   March 31,
                                                           2001          2002
                                                       ------------   ---------
SENIOR DEBT

    Parent credit facility (4.3%)                      $     95,000   $  99,600
                                                       ------------   ---------

NON-RECOURSE DEBT

    Great Lakes credit facility (3.9%)                       75,001      72,000
    IPF credit facility (4.3%)                               23,800      23,100
                                                       ------------   ---------
                                                             98,801      95,100
                                                       ------------   ---------

SUBORDINATED DEBT

    8.75% Senior Subordinated Notes due 2007                 79,115      78,240
    6% Convertible Subordinated Debentures due 2007          29,575      28,060
                                                       ------------   ---------
                                                            108,690     106,300
                                                       ------------   ---------

TOTAL DEBT                                                  302,491     301,000

TRUST PREFERRED - MANDITORILY REDEEMABLE SECURITIES
    OF SUBSIDIARIES                                          89,740      87,340
                                                       ------------   ---------

TOTAL                                                  $    392,231   $ 388,340
                                                       ============   =========

Subsequent to March 31, 2002, the Company exchanged $5.6 million of 6% Debentures for 906,000 shares of common stock.

         Interest paid in cash during the three months ended March 31, 2001 and 2002 totaled $12.2 million and $9.1 million, respectively. No interest expense was capitalized during the three months ended March 31, 2001 and 2002, respectively.

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

NON-RECOURSE DEBT

         The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base subject to redeterminations each April and October. On May 3, 2002, the borrowing base was $205.0 million of which $61.0 million was available. The loan matures in January 2005. The interest rate on the Great Lakes Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.25% to 0.50%. At March 31, 2002, the commitment fee was 0.375% and the interest rate margin was 1.75%. The average interest rate on the Great Lakes Facility, excluding hedges, was 8.1% and 4.0% for the three months ended March 31, 2001 and 2002. After hedging (see Note 7), the rate was 11.6% and 4.9% for these periods. At May 3, 2002, the interest rate was 3.7% excluding hedges and 6.6% after hedging.

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

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes Due 2007 (the "8.75% Notes") are redeemable at 104.375% of principal, declining 1.46% each January to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to senior debt (as defined). During the three months ended March 31, 2002, the Company exchanged $875,000 face amount of the 8.75% Notes for 175,000 shares of common stock. Exchanges are not reflected on the cash flow statement. The gain on these exchanges is included as a Gain on retirement of debt securities on the Consolidated Statements of Operations. On May 3, 2002, $78.2 million of the 8.75% Notes were outstanding.

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

TRUST PREFERRED - MANDITORILY REDEEMABLE SECURITIES OF SUBSIDIARIES

         In 1997, a special purpose affiliate (the "Trust") issued $120 million of 5.75% Trust Convertible Preferred Securities (the "Trust Preferred"). The Trust Preferred is convertible into common stock at a price of $23.50 a share. The Trust invested the proceeds in 5.75% convertible junior subordinated debentures of the Company (the "Junior Debentures"). The Junior Debentures and the Trust Preferred mature in 2027 and are currently redeemable at 103.450% of principal, declining 0.58% each November to par in 2007. The Company guarantees payment on the Trust Preferred to a limited extent, which taken with other obligations, provides a full subordinated guarantee. The Company has the right to suspend distributions on the Trust Preferred for five years without triggering a default. The accounts of the Trust are included in the consolidated financial statements after eliminations. Distributions are recorded as interest expense in the statement of operations and are tax deductible. In the quarter ended March 31, 2002, $2.4 million of Trust Preferred was reacquired at a discount in exchange for 283,000 shares of common stock. An extraordinary gain of $915,000 was recorded. On May 3, 2002, $87.3 million face amount of the Trust Preferred was outstanding.

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

(7)      FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The Company's financial instruments include cash and equivalents, receivables, payables, debt and commodity and interest rate derivatives. The book value of cash and equivalents, receivables and payables is considered representative of fair value because of their short maturity. The book value of bank borrowings is believed to approximate fair value because of their floating rate structure.

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

         The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                         December 31, 2001            March 31, 2002
                                         Book         Fair           Book         Fair
                                        Value         Value         Value         Value
                                      Restated      Restated      Restated      Restated
Assets

   Cash and equivalents               $   3,380     $   3,380     $     557     $     557
   Marketable securities                  2,323         2,323         1,938         1,938
   Commodity swaps                       52,100        52,100        13,552        13,552
                                      ---------     ---------     ---------     ---------
         Total                           57,803        57,803        16,047        16,047
                                      ---------     ---------     ---------     ---------

Liabilities

   Interest rate swaps                   (2,631)       (2,631)       (2,019)       (2,019)
   Long-term debt                      (302,491)     (292,028)     (301,000)     (295,728)
   Trust Preferred                      (89,740)      (50,254)      (87,340)      (51,531)
                                      ---------     ---------     ---------     ---------
         Total                         (394,862)     (344,913)     (390,359)     (349,278)
                                      ---------     ---------     ---------     ---------

         Net financial instruments    $(337,059)    $(287,110)    $(374,312)    $(333,231)
                                      =========     =========     =========     =========

         The following schedule shows the effect of closed oil and gas hedges since the beginning of 2001 and the value of open contracts as of March 31, 2002 (in thousands):

      Quarter                    Hedging Gain/
       Ended                        (Loss)
-------------------              -------------
               Closed Contracts

        2001

  March 31                         $(23,440)
  June 30                            (5,250)
  March 31                            8,450
  December 31                        14,047
                                 -------------
            Subtotal                 (6,193)

        2002

  March 31                           11,727
                                 -------------
        Total closed               $  5,534
                                 =============
                Open Contracts

        2002

  June 30                          $  3,746
  September 30                        3,320
  December 31                         2,610
                                 -------------
            Subtotal                  9,676

        2003

  March 31                              471
  June 30                               800
  September 30                        1,122
  December 31                           848
                                 -------------
            Subtotal                  3,241

        2004

  March 30                             (77)
  June 30                               180
  September 30                          222
  December 31                           197
                                 -------------
            Subtotal                    522

        2005

  March 31                               (6)
  June 30                                28
  September 30                           46
  December 31                            45
                                 -------------
            Subtotal                    113
                                 -------------

     Total open                    $ 13,552
                                 =============

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

         The combined fair value of gains on oil and gas hedges and net losses on interest rate swaps totaled $11.6 million and appear as an Unrealized derivative hedging gain on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of these counterparties is subject to continuing review.

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

         The following is a schedule of changes in outstanding common shares since the beginning of 2001:

                                                                    Quarter
                                                                     Ended
                                                2001             March 31, 2002
                                             ----------          --------------
Beginning Balance                            49,187,682             52,643,275

Issuance

   Employee benefit plans                       372,398                140,685
   Stock options                                223,594                 21,032
   Stock purchase plan                          263,000                      -
   Exchanges for
      6% Debentures                             758,597                247,000
      Trust Preferred                           291,211                283,200
      $2.03 Preferred                           766,889                      -
      8.75% Notes                               779,960                182,709
   Other                                           (56)                      -
                                             ----------          --------------
                                              3,455,593                874,626
                                             ----------          --------------

Ending Balance                               52,643,275             53,517,901
                                             ==========          ==============

Supplemental disclosures of non-cash investing and financing activities

                                                   Three months Ended
                                                       March 31,
                                                  2001             2002
                                                Restated         Restated
                                                     (In thousands)
Common stock issued
     Under benefit plans                         $   803         $   329
     Exchanged for fixed income securities       $ 5,970         $ 3,565

(10)     STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers, and employees pursuant to decisions of the Compensation Committee of the Board. Information with respect to the option plans is summarized below:

                                              Inactive                     Active
                                        ---------------------       ---------------------
                                        Domain         1989         Directors'    1999
                                         Plan          Plan           Plan        Plan          Total
                                        -------       -------       ---------   ---------     ---------
Outstanding on December 31, 2001        137,484       542,700        120,000    1,315,113     2,115,297

  Granted                                     -             -              -      715,250       715,250
  Exercised                              (5,782)      (11,375)             -       (3,875)      (21,032)
  Expired                                     -       (22,213)             -      (70,513)      (92,726)
                                        -------       -------       ---------   ---------     ---------
                                         (5,782)      (33,588)             -      640,862       601,492
                                        -------       -------       ---------   ---------     ---------

Outstanding on March 31, 2002           131,702       509,112        120,000    1,955,975     2,716,789
                                        =======       =======       =========   =========     =========

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

          In total, 2.7 million options were outstanding at March 31, 2002 at exercise prices of $1.94 to $7.63 a share as follows:

                                     Inactive             Active
                                 ----------------  ---------------------
   Range of          Average     Domain    1989    Directors'     1999
Exercise Prices  Exercise Price   Plan     Plan      Plan         Plan      Total
---------------  --------------  -------  -------  ----------  ---------  ----------
  $1.94 - $4.99         $ 3.31   131,702  356,887   64,000     1,231,450  1,784,039

   5.00 - 9.99          $ 6.68         -  152,225   56,000       724,525    932,750
                                 -------  -------  -------     ---------  ---------
     Total                       131,702  509,112  120,000     1,955,975  2,716,789
                                 =======  =======  =======     =========  =========

         In 1997, shareholders approved a plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted and there is a one year hold requirement. To date, all purchase rights have been granted at 75% of market. Due to the discount from market value, in the restatement, the Company recorded additional compensation expense of $82,000 in the three months ended March 31, 2001. In May 2001, shareholders approved an increase in the number of shares authorized under the Plan to 1,750,000. Through March 31, 2002, 1,121,319 shares have been sold under the Plan for $4.7 million. At March 31, 2002, rights to purchase 203,000 shares were outstanding with terms expiring in May 2003.

(11)     DEFERRED COMPENSATION

         In 1996, the Board of Directors of the Company adopted a deferred compensation plan (the Plan) to encourage employees to invest in the shares of the Company. The Plan gives employees the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. The stock held in the benefit trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability of the Company and is marked-to-market, with any necessary adjustment to general and administrative expense. The Company recorded total expenses related to deferred compensation of ($1.2 million) and $894,000 the first three months of 2001 and 2002, respectively.

(12)     BENEFIT PLAN

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

(13)     INCOME TAXES

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

                                                December 31,      March 31,
                                                    2001            2002
                                                 Restated         Restated
Deferred tax assets
   Net operating loss carryover                  $ 53,977         $ 56,078
   Allowance for doubtful accounts                  7,035            7,120
   Percentage depletion carryover                   5,256            5,256
   AMT credits and other                              660              660
                                                 --------         --------
      Total                                        66,928           69,114

Deferred tax liabilities

   Depreciation                                   (54,732)         (54,603)
   Unrealized gain on hedging                     (16,692)          (6,227)
                                                 --------         --------
      Total                                       (71,424)         (60,830)
                                                 --------         --------

   Net deferred tax (liability) asset            $ (4,496)        $  8,284
                                                 ========         ========

A deferred tax liability, generated by gains in Other Comprehensive Income ("OCI") of $4.5 million, was recorded on the balance sheet at year-end 2001. The deferred tax asset of $12.2 million at December 31, 2001 was used to offset the majority of the deferred tax liability generated by OCI. Therefore, the benefit of the reduced liability will be recorded in 2002 as the hedges creating the gains in OCI transfer to realized revenue. At March 31, 2002 a tax benefit of $3.1 million was recorded on the income statement.

         At December 31, 2001, the Company had regular net operating loss (NOL) carryovers of $174.3 million and alternative minimum tax ("AMT") NOL carryovers of $155.9 million that expire between 2012 and 2020. Regular NOL's generally offset taxable income and to such extent, no income tax payments are required. To the extent that AMT NOL's offset AMT income, no alternative minimum tax payment is due. NOL's generated prior to a change of control are subject to limitations. The Company experienced several changes of control between 1994 and 1998. Consequently, the use of $34.1 million of NOL's is limited to $10.2 million per year. No such annual limitation exists on the remaining NOL's. At December 31, 2001, the Company had a statutory depletion carryover of $6.6 million and an AMT credit carryovers of $660,000 which are not subject to limitation or expiration.

(14)     EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                     2001         2002
                                                   --------     --------
                                                   Restated     Restated
Numerator

    Income before extraordinary item               $ 19,621     $  3,156
    Gain on retirement Preferred Stock                  529           --
    Preferred dividends                                  (4)          --
                                                   --------     --------
    Numerator for earnings per share,
        before extraordinary item                    20,146        3,156
    Extraordinary item

        Gain on retirement of securities, net           432        1,185
                                                   --------     --------
    Numerator for earnings per share,
        basic and diluted                          $ 20,578     $  4,341
                                                   ========     ========

Denominator

   Weighted average shares, basic                    50,186       52,978
    Stock held by employee benefit trust               (854)      (1,040)
                                                   --------     --------
    Weighted average shares - basic                  49,332       51,938
    Stock held by employee benefit trust                854        1,040
    Dilutive potential of stock options                 106          166
                                                   --------     --------
    Denominator for dilutive earnings per share      50,292       53,144
                                                   ========     ========

Earnings per share basic and diluted:

    Before extraordinary item

         Basic                                     $   0.41     $   0.06
         Diluted                                   $   0.40     $   0.06
    After extraordinary item

          Basic                                    $   0.42     $   0.08
          Diluted                                  $   0.41     $   0.08

During the three months ended March 31, 2001 and 2002, 131,000 and 203,000 stock options were included in the computation of diluted earnings per share. Remaining stock options, the 6% Debentures, the Trust Preferred and the $2.03 Preferred were not included because their inclusion would have been antidilutive.

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

(16)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

                                                                    Three
                                          Year Ended             Months Ended
                                          December 31,             March 31,
                                             2001                    2002
                                          -----------            ------------
                                           Restated                Restated
Book value

    Properties subject to depletion        $1,021,898            $1,038,945
    Unproved properties                        25,731                24,613
                                           ----------            ----------
        Total                               1,047,629             1,063,558
    Accumulated depletion                    (514,272)             (531,701)
                                           ----------            ----------
        Net                                $  533,357            $  531,857
                                           ==========            ==========

Costs incurred

    Development                            $   69,162            $   10,599
    Exploration (a)                            11,405                 6,369
    Acquisition (b)                             9,489                 1,018
                                           ----------            ----------
        Total                              $   90,056            $   17,986
                                           ==========            ==========

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

(17)     INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes financial statements as of or for the three months ended March 31, 2002 (in thousands):

                                                          March 31, 2002
                                                          --------------
                                                             Restated
    Balance Sheet
    Current assets                                           $  8,768
    Oil and gas properties, net                               167,663
    Transportation and field assets, net                       15,397
    Other assets                                                   78
    Current liabilities                                         9,628
    Long-term debt                                             72,000
    Members' equity                                            96,778

    Income Statement
    Revenues                                                 $ 12,650
    Net income                                                  3,409

(18)     EXTRAORDINARY ITEM

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

CRITICAL ACCOUNTING POLICIES

      The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally adopted in the Unites States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Application of certain of the Companies accounting policies, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes and contingencies and litigation, require significant estimates. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

      Income taxes - The Company is subject to income and other similar taxes in all areas in which it operates. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of its calendar year; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when income tax expenses and benefits are recognized by the Company. The Company has deferred tax assets relating to tax operating loss carryforwards and other deductible differences. The Company routinely evaluates all deferred tax assets to determine the likelihood of their realization. A valuation allowance has been recognized for deferred tax assets due to management's belief that certain of these assets are not likely to be realized.

      The Company's deferred tax assets exceed deferred tax liabilities at year-end 2001, before considering the effects of Other comprehensive income ("OCI"). In determining deferred tax liabilities, accounting rules require OCI to be considered, even though such income (loss) has not yet been earned. The inclusion of OCI causes deferred tax liabilities to exceed deferred tax assets by $4.5 million of pre-tax income from the unrealized hedges included in OCI at year-end before statutory taxes will be recorded on the income statement. Due to the complexity of the accounting rules regarding taxes, the timing of when the Company will record deferred taxes is uncertain.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 2002, the Company spent $18.0 million on development, exploration and acquisitions and debt and Trust Preferred were reduced by $3.9 million. At March 31, 2002, the Company had $684,000 in cash, total assets of $644.5 million and, including the Trust Preferred as debt, a debt to capitalization (including debt, deferred taxes and stockholders' equity) ratio of 64%. Available borrowing capacity on the Company's bank lines at March 31, 2002 was $20.4 million at the parent, a net $28.0 million at Great Lakes and $11.9 million at IPF. On May 3, 2002, under the amended and restated parent facility, there was $35.0 million available borrowing capacity at the Parent. Long-term debt at March 31, 2002 totaled $388.3 million. This included $99.6 million of parent bank borrowings, a net $72.0 million at Great Lakes, $23.1 million at IPF, $78.2 million of 8.75% Notes, $28.1 million of 6% Debentures and $87.3 million of Trust Preferred.

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

Cash Flow

      The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 70%, 40%, 10% and 4% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. The $19.0 million of capital expenditures (which included $4.3 million for abandonment) in the three months ended March 31, 2002 were funded with internal cash flow and bank borrowings. Net cash provided by operations for the three months ended March 31, 2001 and 2002 was $32.6 million and $15.5 million, respectively. Cash flow from operations decreased from the prior year with lower prices and higher exploration expense being somewhat offset by lower direct operating and interest expense. Net cash used in investing for the three months ended March 31, 2001 and 2002 was $5.8 million and $19.1 million, respectively. The 2001 period included $13.4 million of additions to oil and gas properties and $2.4 million of IPF investments partially offset by $9.7 million of IPF receipts and $300,000 in asset sales. The 2002 period included $19.0 million of additions to oil and gas properties and $1.6 million of IPF investments, partially offset by $1.5 million of IPF receipts. Net cash used in (provided by) financing for the three months ended March 31, 2001 and 2002 was $27.7 million and $(942,000), respectively. During the first three months of 2002, total debt, including Trust Preferred, declined $3.9 million. Parent bank debt increased but this was more than offset by decreases in non-recourse bank debt of $3.7 million, Subordinated Notes (8.75% Notes and 6% Debentures) of $2.4 million and the Trust Preferred of $2.4 million. The net reduction in debt was the result of exchanges of common stock.

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

Hedging

                               Oil and Gas Prices

      The Company regularly enters into hedging agreements to reduce the impact of fluctuations in oil and gas prices. The Company's current policy, when futures prices justify, is to hedge 50% to 75% of anticipated production from existing proved reserves on a rolling 12 to 18 month basis. At March 31, 2002, hedges were in place covering 43.5 Bcf of gas at prices averaging $3.95 per Mmbtu and 1.5 million barrels of oil at prices averaging $23.56 per barrel. Their fair value at March 31, 2002 (the estimated amount that would be realized on termination based on contract versus NYMEX prices) was a net unrealized pre-tax gain of $13.6 million. The contracts expire monthly and cover approximately 70%, 40% and 4% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings as it occurs. Net decreases to oil and gas revenues from hedging for the three months ended March 31, 2001 were $23.4 million and oil and gas revenues were increased by $11.7 million from hedging for the three months ended March 31, 2002.

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

RESULTS OF OPERATIONS

      The following table identifies certain items in the results of operations and is presented to assist in comparison of the first quarter 2002 to the same period of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

                                                                       Three Months Ended
                                                                             March 31,
                                                                      -------------------------
                                                                        2001             2002
                                                                      --------         --------
                                                                      Restated         Restated
  Increase (Decrease) in Revenues:
  Writedown of marketable securities .........................        $ (1,310)        $   (369)
  Ineffective portion of hedges ..............................           2,266           (1,700)
  (Loss) gain from sales of assets ...........................             298               (1)
  Hedging gains (losses) .....................................         (21,779)           8,903
                                                                      --------         --------
                                                                      $(20,525)        $  6,833
                                                                      ========         ========

  Increase (decrease) in expenses:
  Mark-to-market non-cash compensation expense ...............        $ (1,496)        $    782
  Adjustment to IPF valuation reserves .......................          (1,097)           1,126

  Ineffective portion of hedges ..............................             690             (372)
                                                                      --------         --------
                                                                      $ (1,903)        $  1,536
                                                                      ========         ========
Extraordinary Items:
   Gain on retirement of securities ..........................        $    432         $  1,185
                                                                      ========         ========

Comparison of 2002 to 2001

      Quarters Ended March 31, 2001 and 2002

      Net income in the first quarter of 2002 totaled $4.3 million, compared to $20.0 million in the prior year period. Gains on retirement of securities of $432,000 and $1.2 million are included in the three months ended March 31, 2001 and 2002, respectively. Production declined to 149.1 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519. Late in 2001, the operator of Matagorda Island 519 began a workover on the L-4 well with the intent of adding production from a shallower formation. During the workover, the well was damaged and attempts to bring it back have failed to date. Revenues declined primarily due to a decrease in average prices per mcfe to $3.30. The average prices received for oil decreased 16% to $22.66 per barrel and 23% for gas to $3.26 per mcf. Production expenses decreased 27% to $9.2 million as a result of significantly lower production taxes and workover costs in the Gulf of Mexico. Operating cost (including production taxes) per mcfe produced averaged $0.69 in 2002 versus $0.93 in 2001.

      Transportation and processing revenues decreased 21% to $774,000 with significantly lower NGL prices somewhat offset by increased volumes. IPF recorded income of $1.2 million, a decrease of $1.4 million from the 2001 period. IPF expenses in 2001 include a $1.1 million favorable valuation allowance adjustment. The 2002 period includes a $1.1 million unfavorable valuation allowance adjustment. IPF declined from the previous year due to lower oil and gas prices and a smaller portfolio balance. During the quarter ended March 31, 2002, IPF expenses included $394,000 of administrative costs and $253,000 of interest, compared to prior year period administrative expenses of $519,000 and interest of $691,000.

      Exploration expense increased $4.2 million to $5.3 million, primarily due to additional seismic activity and $3.5 million of dry hole costs in East Texas. General and administrative expenses increased 116% to $4.5 million in the quarter primarily due to mark-to-market non-cash compensation expenses of $2.1 million related to the deferred compensation plan.

      Interest and other income decreased from a positive $1.5 million in 2001 to a loss of $2.0 million. The 2001 period included $2.3 million of ineffective hedging gains, $298,000 of gains on asset sales offset by a $1.3 million write down of marketable securities. The 2002 period included $1.7 million of ineffective hedging losses and a $369,000 write down of marketable securities. Interest expense decreased 45% to $5.4 million as a result of the lower outstanding debt and falling interest rates. Total debt was $428.4 million and $388.3 million at March 31, 2001 and 2002, respectively. The average interest rates were 8.2% and 5.3%, respectively, at March 31, 2001 and 2002 which includes both fixed and variable rate debt.

      Depletion, depreciation and amortization ("DD&A") increased 2% from the first quarter of 2001. The per mcfe DD&A rate for the first quarter of 2002 was $1.35, a $0.04 increase from the rate for the first quarter of 2001. The DD&A rate is determined based on year-end reserves (which are evaluated based on a published ten-year price strip) and the net book value associated with them and, to a lesser extent, deprecation on other assets owned. The Company currently expects its DD&A rate for the remainder of 2002 to approximate $1.38 per mcfe. The high DD&A rate will make it difficult for the Company to remain profitable if commodity prices fall materially.

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

Item 2.     Changes in Securities and Use of Proceeds

      (a)   Not applicable
      (b)   Not applicable
      (c) At various times during the quarter ended March 31, 2002, Range issued common stock in exchange for fixed income securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the quarter ended March 31, 2002, a total of $1.5 million face value of the 6% Debentures were retired in exchange for 245,000 shares of common stock, $875,000 face value of 8.75% Notes was retired in exchange for 183,000 shares of common stock, $2.4 million face value of Trust Preferred were exchanged for 283,000 shares of common stock.
      (d)   Not applicable.

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

      3.2.2       Amended and Restated By-laws of the Company dated May 24,
                  2001.


      (b)   Reports on Form 8-K

            Form 8K/A dated July 17, 2002 (filed on July 17, 2002) reporting under Item 4 - Changes in Registrant's Certifying Accountant.

            Form 8-K dated July 15, 2002 (filed on July 15, 2002) reporting under Item 4 - Changes in Registrant's Certifying Accountant.

            Form 8-K dated August 14, 2002 (filed on August 14, 2002) reporting under Item 9 - Regulation FD Disclosure.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                           RANGE RESOURCES CORPORATION

                           By:   /s/ Eddie M. LeBlanc
                                 --------------------------------
                                 Eddie M. LeBlanc
                                 Chief Financial Officer



October 24, 2002

I, John H. Pinkerton, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of Range Resources Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 24, 2002


                                        /s/ John H. Pinkerton
                                        -------------------------------------
                                        John H. Pinkerton, President

I, Eddie M. LeBlanc, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of Range Resources Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  October 24, 2002


                                         /s/ Eddie M. LeBlanc
                                         --------------------------------------
                                         Eddie M. LeBlanc, Chief Financial
                                         Officer

                                  EXHIBIT TABLE


                                                                                               Sequentially
   Exhibit Number                            Description of Exhibit                            Numbered Page
   --------------                            ----------------------                            -------------
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