Form 10-Q/A
period 2002-06-30
RANGE RESOURCES CORP
filed 2002-10-24
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

  (MARK ONE)

      {x}        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

         Introductory Note - Restatement

         This Quarterly Amendment No. 1 to Form 10-Q/A amends Item 1 and 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, including the consolidated financial statements therein, originally filed on August 14, 2002. As described in Note 2 to the consolidated financial statements, a restatement has been made to correct previously reported financial results. This amendment does not otherwise update the other information in the originally filed form 10-Q to reflect events after the original filing date.


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

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          DECEMBER 31,      JUNE 30,
                                                                             2001            2002
                                                                         -------------    -----------
                                                                                           Unaudited
                                                                          (Restated)       (Restated)
                                     ASSETS
Current assets
     Cash and equivalents                                                $       3,380    $     4,125
     Accounts receivable                                                        25,295         25,668
     IPF receivables (Note 5)                                                    7,000          7,747
     Unrealized derivative hedging gain (Note 3)                                37,165          7,643
     Inventory and other                                                         4,895          3,091
                                                                         -------------    -----------
                                                                                77,735         48,274
                                                                         -------------    -----------

IPF receivables (Note 5)                                                        34,402         29,609
Unrealized derivative hedging gain (Note 3)                                     14,936            568

Oil and gas properties, successful efforts (Note 16)                         1,047,629      1,081,535
    Accumulated depletion                                                     (514,272)      (550,039)
                                                                         -------------    -----------
                                                                               533,357        531,496
                                                                         -------------    -----------

Transportation and field assets (Note 3)                                        31,288         32,225
    Accumulated depreciation                                                   (13,108)       (14,694)
                                                                         -------------    -----------
                                                                                18,180         17,531
                                                                         -------------    -----------

Other (Note 3)                                                                   3,852         12,744
                                                                         -------------    -----------
                                                                         $     682,462    $   640,222
                                                                         =============    ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Accounts payable                                                    $      27,202    $    22,976
     Accrued liabilities                                                        15,036         14,531
     Accrued interest                                                            5,244          4,946
     Unrealized derivative hedging loss (Note 3)                                   397            834
                                                                         -------------    -----------
                                                                                47,879         43,287
                                                                         -------------    -----------

Senior debt (Note 6)                                                            95,000         98,300
Non-recourse debt (Note 6)                                                      98,801         92,000
Subordinated notes (Note 6)                                                    108,690         95,691

Trust Preferred - mandatorily redeemable securities
   of subsidiary(Note 6)                                                        89,740         87,340

Deferred taxes (Note 13)                                                         4,496             --
Unrealized derivative hedging loss (Note 3)                                      2,235          2,965

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 9 and 10)
     Preferred stock, $1 par, 10,000,000 shares authorized,
        $2.03 Convertible Preferred, none issued or outstanding                     --             --
     Common stock, $.01 par, 100,000,000 shares authorized,
        52,643,275 and 54,757,976 issued and outstanding, respectively             526            548
     Capital in excess of par value                                            378,426        388,907
     Stock held by employee benefit trust,
       1,038,242 and 1,316,185 shares, respectively (Note 11)                   (4,890)        (6,176)
     Retained earnings (deficit)                                              (183,825)      (172,174)
     Deferred compensation expense                                                (139)          (111)
     Other comprehensive income (Note 3)                                        45,523          9,645
                                                                         -------------    -----------
                                                                               235,621        220,639
                                                                         -------------    -----------
                                                                         $     682,462    $   640,222
                                                                         =============    ===========


                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        THREE MONTHS               SIX MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                   ----------------------    ----------------------
                                                     2001          2002         2001         2002
                                                   ---------    ---------    ---------    ---------
                                                   (Restated)   (Restated)   (Restated)   (Restated)
Revenues
   Oil and gas sales                               $  54,788    $  48,626    $ 112,880    $  92,909
   Transportation and processing                         720          924        1,701        1,698
   IPF                                                 1,101          992        3,651        2,163
   Interest and other                                  1,836       (1,235)       3,318       (3,244)
                                                   ---------    ---------    ---------    ---------
                                                      58,445       49,307      121,550       93,526
                                                   ---------    ---------    ---------    ---------

Expenses
   Direct operating                                   11,743        9,938       24,346       19,142
   IPF                                                  (411)       2,178         (298)       3,950
   Exploration                                         1,362        2,172        2,445        7,443
   General and administrative                          4,221        4,733        6,290        9,203
   Interest expense and dividends on trust             7,864        6,274       17,671       11,631
   preferred
   Depletion, depreciation and amortization           18,359       19,304       36,168       37,404
                                                   ---------    ---------    ---------    ---------
                                                      43,138       44,599       86,622       88,773
                                                   ---------    ---------    ---------    ---------

Pretax income                                         15,307        4,708       34,928        4,753

Income taxes (Note 13)
    Current                                              (51)          45          (51)          45
    Deferred                                              --       (1,802)          --       (4,913)
                                                   ---------    ---------    ---------    ---------
                                                         (51)      (1,757)         (51)      (4,868)
                                                   ---------    ---------    ---------    ---------

Income before extraordinary item                      15,358        6,465       34,979        9,621

Gain on retirement of debt securities (Note 18)        1,610          845        2,042        2,030
                                                   ---------    ---------    ---------    ---------

Net income                                         $  16,968    $   7,310    $  37,021    $  11,651
                                                   =========    =========    =========    =========

Comprehensive income (loss) (Note 3)               $  66,323    $  (1,155)   $  55,897    $ (24,227)
                                                   =========    =========    =========    =========

Earnings per share, basic and diluted (Note 14)
   Before extraordinary item
      Basic                                        $    0.31    $    0.12    $    0.72    $    0.18
                                                   =========    =========    =========    =========
      Diluted                                      $    0.30    $    0.12    $    0.70    $    0.18
                                                   =========    =========    =========    =========
   After extraordinary item
      Basic                                        $    0.34    $    0.14    $    0.76    $    0.22
                                                   =========    =========    =========    =========
      Diluted                                      $    0.33    $    0.13    $    0.74    $    0.22
                                                   =========    =========    =========    =========



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                        SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------
                                                          2001             2002
                                                     -------------    -------------
                                                      (Restated)        (Restated)
CASH FLOWS FROM OPERATIONS
  Net income                                         $      37,021    $      11,651
  Adjustments to reconcile net income to
    net cash provided by operations:
        Deferred income taxes                                   --           (4,913)
        Depletion, depreciation and amortization            36,168           37,404
        Writedown of marketable securities                   1,348            1,220
        Unrealized hedging (gains) losses                   (2,672)           1,790
        Adjustment to IPF receivables                       (2,320)           2,567
        Non-cash compensation expense                          548            2,435
        Amortization of deferred offering costs              1,382              411
        Gain on retirement of securities                    (1,948)          (2,055)
        Gain on sale of assets                              (1,066)             (26)
        Changes in working capital:
             Accounts receivable                            (5,529)          (3,511)
             Inventory and other                               690              556
             Accounts payable                                2,190            1,446
             Accrued liabilities                            (2,764)          (2,961)
                                                     -------------    -------------
                  Net cash provided by operations           63,048           46,014
                                                     -------------    -------------

CASH FLOWS FROM INVESTING
  Oil and gas properties                                   (32,595)         (38,604)
  IPF repayments (net of fundings)                           6,862            1,534
  Asset sales                                                1,031               20
                                                     -------------    -------------
                  Net cash used in investing               (24,702)         (37,050)
                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Repayment)/borrowing of debt                           (39,208)          (9,433)
    Preferred dividends                                         (8)              --
    Issuance of common stock                                 1,214            1,214
                                                     -------------    -------------
                  Net cash used in financing               (38,002)          (8,219)
                                                     -------------    -------------

Change in cash                                                 344              745
Cash and equivalents, beginning of period                    2,612            3,380
                                                     -------------    -------------
Cash and equivalents, end of period                  $       2,956    $       4,125
                                                     =============    =============



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

(2) RESTATEMENT

         In July 2002, the Company selected KPMG LLP is its new independent auditor. The Company also chose to reaudit its consolidated financial statements for the three years ended December 31, 2001, even though a reaudit was not required. The reaudit was intended to provide additional assurance to shareholders, insure the Company's ongoing access to the capital markets and to avoid any possible impediment to future transactions. As part of the auditor selection process, KPMG performed its normal client acceptance procedures and advised the Company that it believed a different accounting principle should have been used to determine the amount of gain recognized in 1999 upon the formation of the Great Lakes joint venture. Specifically the gain recognized in September 1999 should be reduced from $39.8 million to $30.9 million and income in subsequent periods should increase as a result of lower depletion expense.

         As a result of the actual reaudit, a series of additional issues came to light which required restatement of the Company's previously reported operating results and financial condition. These issues and their impact on pretax income is outlined below.

         In 1998, the Company acquired Domain Energy. In recording the transaction, the purchase price was not appropriately allocated to the individual oil and gas properties, causing a subsequent purchase price adjustment to be miscalculated. As a result, impairments recognized at year-end 2001 were reduced. In addition, properties in Appalachia and Michigan, that had been combined into accounting pools for the purpose of calculating depletion, were subdivided into smaller pools and the depreciation rates historically applied on non-oil and gas assets were reduced. As a result of these changes, pretax income decreased $7.1 million in 1999, increased $4.8 million in 2000, increased $7.6 million in 2001 and decreased $2.9 million in the first six months of 2002.

         The Company maintains a deferred compensation plan (the "Plan"), under which eligible employees can defer all or a portion of their cash compensation and invest those amounts in a variety of investment options (including Company common stock) which are placed in a rabbi trust (the "Trust"). Eligible employees can also place common stock awards in the Trust. Pursuant to a consensus of the Emerging Issues Task Force, assets and liabilities of the Trust must be consolidated on the Company's balance sheet. While the Trust's assets and liabilities are of identical value, Company common stock held in the Trust is treated as if it were treasury stock (it is deducted from outstanding shares as shares held by an employee benefit plan). Furthermore, because the Plan allows participants to diversify their investments, the liability to Plan participants must be revalued on the balance sheet each accounting period at the assets' then-quoted market prices and increases or decreases between accounting periods reflected on the statement of operations as increases or decreases in compensation expense. Historically, the Company did not consolidate the Trust in its consolidated financial statements nor added or subtracted changes in the market value of the Plan's assets on its statement of operations. However, all material information about the Plan has historically been disclosed in footnotes to the financial statements and in proxy statements. In addition, the Company offers designated employees the ability to purchase shares at a discount under a shareholder-approved Stock Purchase Plan or to receive bonuses or a portion of their base pay in restricted common stock issued at a discount from quoted market prices. Previously, such shares had always been accounted for based on the Company's estimate of the fair value of the stock granted or purchased. In the restated financial statements, stock purchased through the Plan or granted to employees was expensed based on the quoted market value without regard to the Company's estimate of fair value. The difference between previously reported values and market value will be included as additional compensation expense on the restated statement of operations. As a result of these changes, pretax income decreased $561,000 in 1999, decreased $3.8 million in 2000, increased $1.7 million in 2001 and decreased $1.8 million in the first six months of 2002.

         At June 30, 2002, the Company corrected a series of unreconciled balance sheet accounts that had a net minimal statement of operations impact. These balance sheet general ledger accounts were not supported by the underlying subsidiary ledger detail when the Company's accounting department moved from Ohio to Fort Worth. In the restatement, these corrections were reflected in the periods in which they applied, rather than in the second quarter of 2002. As a result, pretax income for periods prior to 1999 increased by $1.9 million, increased by $627,000 in 1999, decreased $2.9 million in 2000, increased by $190,000 in 2001 and increased by $134,000 in the first six months of 2002.

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

         In total, all of the current changes (including the previously announced change in the gain on the Great Lakes' transaction) increased net loss by $15.7 million in 1999, decreased net income by $1.4 million in 2000 and increased net income by $8.7 million in 2001. The changes decreased net income by $2.3 million in the first half of 2002 but are projected to increase net income by approximately $3.9 million in the second half of 2002.

                                                   PREVIOUSLY
                    2001                            REPORTED       RESTATED
                    ----                          -----------    -----------
Oil and gas sales                                 $   209,537    $   208,854
Direct operating                                       44,504         43,430
General and administrative                             13,511         12,212
Interest                                               30,689         32,179
Depletion, depreciation and amortization               77,825         77,573
Provision for impairment                               38,945         31,085
Pretax income                                           4,994         13,306
Current income taxes                                      (51)          (406)
Income before extraordinary item                        5,045         13,712
Net income                                              8,996         17,663
Earnings per share before extraordinary gain
          Basic                                          0.11           0.28
          Diluted                                        0.11           0.28
Earnings per share after extraordinary gain
          Basic                                          0.19           0.36
          Diluted                                        0.19           0.36
Cash and equivalents                                    3,253          3,380
Accounts receivable                                    27,495         25,295
Inventory and other                                     4,084          4,895
Unrealized derivative hedging gain - current           36,768         37,165
Unrealized derivative hedging gain - noncurrent        12,701         14,936
Oil and gas properties                              1,057,881      1,047,629
Accumulated depletion                                (512,786)      (514,272)
Accumulated depreciation                              (13,576)       (13,108)
Other                                                   3,055          3,852
Accounts payable                                       26,944         27,202
Accrued liabilities                                     9,947         15,036
Accrued interest                                        7,105          5,244
Unrealized derivative hedging loss - current               --            397
Unrealized derivative hedging loss - noncurrent            --          2,235
Deferred taxes                                          9,651          4,496
Stock held by employee benefit trust                       --         (4,890)
Capital in excess of par value                        376,357        378,426
Retained earnings (deficit)                          (169,237)      (183,825)
Other comprehensive income                             38,041         45,523
Deferred compensation expense                              --           (139)
Stockholders' equity                                  245,687        235,621
Cash flows -
     Net cash provided by operations                  130,309        129,598
     Net cash used in investing                       (78,900)       (78,189)

                                               PREVIOUSLY
                    1ST QUARTER 2001             REPORTED        RESTATED
                    ----------------           -----------       --------
General and administrative                     $     3,470    $     2,069
Interest expense                                     9,117          9,807
D,D&A expense                                       16,639         17,809
Pretax income                                       18,080         19,621
Net income                                          18,512         20,053
Earnings per share before extraordinary gain
    Basic                                             0.37           0.41
    Diluted                                           0.37           0.40
Earnings per share after extraordinary gain
    Basic                                             0.38           0.42
    Diluted                                           0.38           0.41
Cash and equivalents                                 1,524          1,651
Inventory and other                                  3,977          4,748
Oil and gas properties                           1,029,022      1,010,538
Accumulated depletion                             (460,342)      (460,407)
Accounts payable                                    21,939         22,728
Accrued liabilities                                 16,270         22,039
Stock held by employee benefit trust                    --          5,010
Capital in excess of par value                     366,573        368,325
Retained earnings (deficit)                       (159,714)      (181,427)
Other comprehensive income                         (32,027)       (31,118)
Deferred compensation expense                           --           (147)
Stockholders' equity                               175,345        151,116
Cash flows -
     Net cash provided by operations                33,294         32,583
     Net cash used in investing                     (6,520)        (5,809)


                    1ST QUARTER 2002
                    ----------------
General and administrative                           3,576          4,733
Interest expense                                     5,817          5,357
D,D&A expense                                       17,439         18,100
Pretax income                                        1,140             45
Deferred tax expense                                (2,186)        (3,111)
Net income                                           4,511          4,341
Cash and equivalents                                   557            684
Accounts receivable, net                            27,181         26,493
Inventory and other                                  3,348          4,580
Oil and gas properties                           1,073,682      1,063,558
Accumulated depletion                             (529,359)      (531,701)
Accumulated depreciation                           (14,401)       (13,865)
Other                                                5,004         11,102
Accounts payable                                    21,171         21,429
Accrued liabilities                                  8,419         14,571
Stock held by employee benefit trust                    --         (5,420)
Capital in excess of par value                     380,437        382,643
Retained earnings (deficit)                       (164,726)      (179,483)
Deferred compensation expense                           --           (164)
Other comprehensive income                          11,546         18,110
Stockholders' equity                               227,792        216,221

                                                   PREVIOUSLY
                    2ND QUARTER 2001                REPORTED       RESTATED
                    ----------------              -----------    -----------
General and administrative                        $     3,455    $     4,221
Interest expense                                        7,978          7,864
D,D&A expense                                          18,998         18,359
Pretax income                                          15,322         15,307
Income from extraordinary item                         13,845         15,358
Net income                                             14,740         16,968
Earnings per share - basic                               0.33           0.34
Earnings per share - diluted                             0.33           0.33
Cash and equivalents                                    2,829          2,956
Inventory and other                                     3,759          4,793
Oil and gas properties                              1,045,871      1,027,506
Accumulated depletion                                (477,864)      (477,409)
Accounts payable                                       23,382         24,171
Accrued liabilities                                    13,636         20,057
Stock held by employee benefit trust                       --         (4,898)
Capital in excess of par value                        370,833        372,813
Retained earnings (deficit)                          (144,979)      (164,465)
Other comprehensive income                             17,406         18,237
Deferred compensation expense                              --           (144)
Stockholders' equity                                  243,781        222,064
Cash flows -
     Net cash provided by operations                   63,759         63,048
     Net cash used in investing                       (25,413)       (24,702)


                    2ND QUARTER 2002
                    ----------------
General and administrative                              3,863          4,470
Interest expense                                        5,974          6,274
D,D&A expense                                          18,329         19,304
Pretax income                                           6,853          4,708
Income before extraordinary item                        6,476          6,465
Deferred tax expense                                      332         (1,802)
Net income                                              7,321          7,310
Earnings per share - basic                               0.15           0.14
Earnings per share - diluted                             0.15           0.13
Inventory and other                                     2,018          3,091
Unrealized derivative hedging gain - current            6,809          7,643
Unrealized derivative hedging gain - noncurrent            --            568
Oil and gas properties                              1,091,532      1,081,535
Accumulation depletion                               (546,528)      (550,039)
Accumulation depreciation                             (15,298)       (14,694)
Other                                                   6,455         12,744
Accrued liabilities                                     6,398         14,531
Unrealized derivative hedging loss - current               --            834
Unrealized derivative hedging loss - noncurrent         2,937          2,965
Stock held by employee benefit trust                       --         (6,176)
Capital in excess of par value                        386,375        388,907
Retained earnings (deficit)                          (157,405)      (172,174)
Deferred compensation expense                              --           (111)
Other comprehensive income                              4,797          9,645
Stockholders' equity                                  234,315        220,639
Cash flows -
     Net cash provided by operations                   46,141         46,014

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company, majority-owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of Great Lakes. Liquid investments with maturities of ninety days or less are considered cash equivalents. Certain reclassifications have been made to the presentation of prior periods to conform with current year presentation. The Company's financial statements for the last three years have been restated.

REVENUE RECOGNITION

         The Company recognizes revenues from the sale of products and services in the period delivered. Payments received at IPF relating to return are recognized as income; remaining receipts reduce receivables. The Company's receivables are concentrated in the oil and gas industry. However, IPF's receivables are from small independent operators who usually have limited access to capital and the assets which underlie the receivables lack diversification. Therefore, operational risk is substantial and there is significant risk that required maintenance and repairs, development and planned exploitation may be delayed or not accomplished. At December 31, 2001 and June 30, 2002, IPF had valuation allowances of $17.3 million and $19.8 million and the Company had other allowances for doubtful accounts of $2.9 million and $825,000, respectively. A decrease in oil prices would be likely to cause an increase in IPF's valuation allowance.

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

INDEPENDENT PRODUCER FINANCE

         IPF acquires dollar denominated royalties in oil and gas properties from small producers. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received believed to relate to the return are recognized as income; remaining receipts reduce receivables. Receivables classified as current represent the return of capital expected within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts established based on the Company's valuation of its royalty interest in the oil and gas properties. At June 30, 2002, IPF's valuation allowance totaled $19.8 million. The receivables are non recourse and are from small independent operators who usually have limited access to capital and the property interests backing the receivables frequently lack diversification. Due to favorable oil and gas prices in early 2001, certain of IPF's receivables began to generate cash flows which favorably impacted the valuation of the receivable. As a result, $816,000 and $1.9 million increases in receivables were recorded as reduction to expense for the three months and the six months ended June 30, 2001, respectively. In addition, the IPF valuation allowance was reduced $406,000 in the second quarter of 2001 which had a favorable impact on IPF income. In the first quarter of 2002, based on price declines and the disappointing performance of certain properties, the valuation allowance was increased $1.1 million which was recorded as an increase to expense. In the second quarter of 2002, the valuation allowance was increased again by $1.4 million. During the second quarter of 2002, IPF revenues were $992,000 offset by $476,000 of general and administrative costs, $261,000 of interest and the unfavorable $1.1 million valuation allowance. During the same period of the prior year, revenues were $1.1 million, the $406,000 favorable valuation adjustment and the $816,000 favorable increase to receivables offset by general and administrative expenses of $419,000 and $393,000 of interest. IPF's receivables have declined from a high of $77.2 million in 1998 to $37.4 million at June 30, 2002, as it has focused on recovering as much as possible of its investments. During this period, IPF's debt declined from $60.1 million to $23.5 million. The Company is assessing alternatives relating to its ownership of IPF.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Wells subsequently determined to be a dry hole are then charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. DD&A rates were $1.32 and $1.41 per mcfe in the quarters ended June 30, 2001 and 2002 and $1.32 and $1.38 for the six months ended June 30, 2001 and 2002, respectively. Unproved properties had a net book value of $25.7 million and $21.5 million at December 31, 2001 and June 30, 2002, respectively.

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

OTHER ASSETS

         The expense of issuing debt is capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities (using the sum-of-the-years digits amortization method). When a security is retired prior to maturity, related unamortized costs are expensed. At June 30, 2002, these capitalized costs totaled $3.6 million. In the second quarter of 2002, the Company had a deferred tax asset of $8.1 million which is included in Other assets. This deferred tax asset was $8.3 million at March 31, 2002. At December 31, 2001, the Company had a $4.5 million net tax liability. At June 30, 2002, Other assets included $3.6 million unamortized debt issuance costs, $8.1 million deferred tax assets and $916,000 of long-term deposits and other assets.

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

COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income," defined as changes in Stockholders' equity from nonowner sources, which is calculated below (in thousands):

                                            Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                          2001            2002            2001          2002
                                       ------------   ------------    ------------   ------------
                                         Restated       Restated        Restated       Restated
Net income                             $     16,968   $      7,310    $     37,021   $     11,651
Change in unrealized gains (losses),
   net of taxes                              49,355         (8,465)         18,876        (35,206)
Defaulted hedge contracts, net                   --             --              --           (672)
                                       ------------   ------------    ------------   ------------
Comprehensive income (loss)            $     66,323   $     (1,155)   $     55,897   $    (24,227)
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

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking - Fund Requirements. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations. However, it appears that gains or losses on certain debt extinguishments previously reported as extraordinary will now generally be included in pretax income. The Company intends to adopt SFAS No. 145 effective January 1, 2003.

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

         Interest and other revenues in the Consolidated Statements of Operations reflected ineffective hedging gains of $1.0 million and $3.3 million for the three months and the six months ended June 30, 2001, respectively. Ineffective hedging losses of $462,000 and $2.2 million are included for the three months and six months ended June 30, 2002, respectively. Net unrealized hedging gains and losses of $4.4 million (net of $2.4 million losses on interest rate swaps) and restated OCI of $9.6 million (net of tax) were recorded on the balance sheet at June 30, 2002. See Note 7.

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

(6) INDEBTEDNESS

         The Company had the following debt and Trust Preferred (as hereinafter defined) outstanding as of the dates shown. Interest rates at June 30, 2002, excluding the impact of interest rate swaps, are shown parenthetically (in thousands):

                                                       December 31,   June 30,
                                                           2001         2002
                                                      -------------   --------
SENIOR DEBT
    Parent credit facility (3.6%)                     $      95,000   $ 98,300
                                                      -------------   --------

NON-RECOURSE DEBT
    Great Lakes credit facility (3.6%)                       75,001     68,500
    IPF credit facility (4.0%)                               23,800     23,500
                                                      -------------   --------

                                                             98,801     92,000
                                                      -------------   --------

SUBORDINATED DEBT
    8.75% Senior Subordinated Notes due 2007                 79,115     73,271
    6% Convertible Subordinated Debentures due 2007          29,575     22,420
                                                      -------------   --------

                                                            108,690     95,691
                                                      -------------   --------

TOTAL DEBT                                                  302,491    285,991

TRUST PREFERRED - MANDATORILY REDEEMABLE SECURITIES
   OF WHOLLY-OWNED SUBSIDIARY                                89,740     87,340
                                                      -------------   --------

TOTAL                                                 $     392,231   $373,331
                                                      =============   ========

Subsequent to June 30, 2002, the Company repurchased $3.0 million of 8.75% Notes and $500,000 of 6% Debentures at a discount.

         Interest paid in cash during the three months ended June 30, 2001 and 2002 totaled $4.9 million and $2.9 million, respectively. Interest paid in cash during the six months ended June 30, 2001 and 2002 totaled $17.1 million and $12.0 million, respectively. No interest expense was capitalized during the three months or the six months ended June 30, 2001 and 2002, respectively.

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

NON-RECOURSE DEBT

         The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base subject to redeterminations each April and October. On July 26, 2002, the borrowing base was $205.0 million of which $62.0 million was available. The loan matures in January 2005. The interest rate on the Great Lakes Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.25% to 0.50%. At June 30, 2002, the commitment fee was 0.375% and the interest rate margin was 1.75%. The average interest rate on the Great Lakes Facility, excluding hedges, was 6.7% and 3.9% for the three months ended June 30, 2001 and 2002 and 7.4% and 3.9% for the six months then ended, respectively. After hedging (see Note 7), the rate was 7.1% and 8.6% for the quarters and 9.4% and 6.7% for the six months ended June 30, 2001 and 2002, respectively. At July 26, 2002, the interest rate was 3.6% excluding hedges and 6.6% after hedging.

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

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes Due 2007 (the "8.75% Notes") are redeemable at 104.375% of principal, declining 1.46% each January to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to senior debt. During the six month period ended June 30, 2002, the Company exchanged $875,000 face amount of the 8.75% Notes for 183,000 shares of common stock. In addition, during the second quarter ended June 30, 2002, the Company repurchased $5.0 million face amount of the 8.75% Notes. During the six months ended June 30, 2001, the Company repurchased $25.0 million face amount of the 8.75% Notes in the market at a discount. Only cash repurchases are reflected on the cash flow statement. The gain on all exchanges is included as a Gain on retirement of debt securities on the Consolidated Statements of Operations. Subsequent to June 30, 2002, the Company repurchased $3.0 million face amount of the 8.75% Notes at a discount. On July 26, 2002, $70.2 million of the 8.75% Notes were outstanding.

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

TRUST PREFERRED - MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARIES

         In 1997, a special purpose affiliate (the "Trust") issued $120 million of 5.75% Trust Convertible Preferred Securities (the "Trust Preferred"). The Trust Preferred is convertible into the Company's common stock at a price of $23.50 a share. The Trust invested the proceeds in 5.75% convertible junior subordinated debentures of the Company (the "Junior Debentures"). The Junior Debentures and the Trust Preferred mature in 2027 and are currently redeemable at 103.450% of principal, declining 0.58% each November to par in 2007. The Company guarantees payment on the Trust Preferred to a limited extent, which taken with other obligations, provides a full subordinated guarantee. The Company has the right to suspend distributions on the Trust Preferred for five years without triggering a default. During such suspension, accumulated distributions accrue additional interest at a rate of 5.75% per annum. The accounts of the Trust are included in the consolidated financial statements after eliminations. Distributions are recorded as interest expense in the statement of operations, and are tax deductible. In the quarter ended June 30, 2001, $2.4 million of Trust Preferred was reacquired at a discount in exchange for 231,000 shares of common stock. During the six months ended June 30, 2001 and 2002, $2.4 million and $2.4 million of Trust Preferred were reacquired at a discount in exchange for 231,000 and 283,000 shares of common stock. An extraordinary gain of $619,000 was recorded for the quarter ended June 30, 2001 and $619,000 and $900,000 for the six months ended June 30, 2001 and 2002, respectively. On July 26, 2002, $87.3 million face amount of the Trust Preferred was outstanding.

         The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at June 30, 2002. Under the most restrictive covenant, which is embodied in the 8.75% Notes, approximately $3.0 million of other restricted payments could be made at June 30, 2002. As this covenant limits the ability to repurchase the 6% Convertible Debentures and Trust Preferred, the Company may seek to amend it. Subsequent to June 30, 2002, the Company repurchased $500,000 face amount of the 6% Debentures for cash which reduced the restricted payment basket to approximately $2.5 million. Under the Parent Facility, common dividends are permitted beginning January 1, 2003. Dividends on the Trust Preferred may not be paid unless certain ratio requirements are met. The Parent Facility provides for a restricted payment basket of $20.0 million plus 50% of net income (excluding Great Lakes and IPF) plus 66 2/3% of distributions, dividends or payments of debt from or proceeds from sales of equity interests of Great Lakes and IPF plus 66 2/3% of net cash proceeds from common stock issuances. The Company estimates that $22.6 million was available under the Parent Facility's restricted payment basket on June 30, 2002.

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

The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                           December 31, 2001                June 30, 2002
                                     ----------------------------    ----------------------------
                                        Book            Fair             Book            Fair
                                        Value           Value            Value           Value
                                     ------------    ------------    ------------    ------------
                                      Restated        Restated        Restated         Restated
Assets
   Cash and equivalents              $      3,380    $      3,380    $      4,125    $      4,125
   Marketable securities                    2,323           2,323           1,074           1,074
   Commodity swaps                         52,100          52,100           6,767           6,767
                                     ------------    ------------    ------------    ------------
         Total                             57,803          57,803          11,966          11,966
                                     ------------    ------------    ------------    ------------

Liabilities
   Interest rate swaps                     (2,631)         (2,631)         (2,355)         (2,355)
   Long-term debt(1)                     (302,491)       (292,028)       (285,991)       (281,671)
   Trust Preferred(1)                     (89,740)        (50,254)        (87,340)        (49,976)
                                     ------------    ------------    ------------    ------------
         Total                           (394,862)       (344,913)       (375,686)       (334,002)
                                     ------------    ------------    ------------    ------------

         Net financial instruments   $   (337,059)   $   (287,110)   $   (363,720)   $   (322,036)
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

         The following schedule shows the effect of closed oil and gas hedges since January 1, 2001 and the value of open contracts at June 30, 2002 (in thousands):

      Quarter                     Hedging Gain/
       Ended                          (Loss)
     --------                     ------------

               Closed Contracts

          2001
  March 31                        $    (23,440)
  June 30                               (5,250)
  March 31                               8,450
  December 31                           14,047
                                  ------------
            Subtotal                    (6,193)

          2002
  March 31                              11,727
  June 30                                3,638
                                  ------------
            Subtotal                    15,365
                                  ------------
        Total closed              $      9,172
                                  ============

                Open Contracts

          2002
  September 30                    $      3,719
  December 31                            2,886
                                  ------------
            Subtotal                     6,605

          2003
  March 31                                 731
  June 30                                  119
  September 30                             457
  December 31                             (180)
                                  ------------
            Subtotal                     1,127

          2004
  March 30                                (318)
  June 30                                  (21)
  September 30                            (112)
  December 31                             (160)
                                  ------------
            Subtotal                      (611)

          2005
  March 31                                (146)
  June 30                                  (77)
  September 30                             (63)
  December 31                              (68)
                                  ------------
            Subtotal                      (354)
                                  ------------

     Total open                   $      6,767
                                  ============
     Total gain                   $     15,939
                                  ============

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

         The combined fair value of gains on oil and gas hedges and net losses on interest rate swaps totaled $4.4 million and appear as short-term and long-term Unrealized derivative hedging gains and short-term and long-term Unrealized derivative hedging losses on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of these counterparties is subject to continuing review.

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

(9) STOCKHOLDERS' EQUITY

         The Company has authorized capital stock of 110 million shares which includes 100 million of common stock and 10 million of preferred stock. In 1995, the Company issued $28.8 million of $2.03 Convertible Exchangeable Preferred Stock which was convertible into common stock at a price of $9.50. The issue was retired in December 2001. Stockholders Equity was $220.6 million at June 30, 2002.

         The following is a schedule of changes in the number of outstanding common shares since the beginning of 2001:

                                             Six Months
                                               Ended
                                2001        June 30, 2002
                             -----------    -------------
Beginning Balance             49,187,682       52,643,275

Issuance
   Employee benefit plans        372,398          294,828
   Stock options exercised       223,594           95,764
   Stock purchase plan           263,000           92,500
   Exchanges for
      6% Debentures              758,597        1,165,700
      Trust Preferred            291,211          283,200
      $2.03 Preferred            766,889               --
      8.75% Notes                779,960          182,709
   Other                             (56)              --
                             -----------    -------------
                               3,455,593        2,114,701
                             -----------    -------------

Ending Balance                52,643,275       54,757,976
                             ===========    =============

Supplemental disclosures of non-cash investing and financing activities

                                                 Six months Ended
                                                    June 30,
                                             ------------------------
                                                2001         2002
                                             ----------    ----------
                                                  (in thousands)
                                              Restated      Restated
Common stock issued
     Under benefit plans                     $      818    $      732
     Exchanged for fixed income securities   $    9,380    $    8,359

(10) STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers and employees pursuant to decisions of the Compensation Committee of the Board of Directors (the "Board"). Information with respect to the option plans is summarized below:

                                            Inactive                    Active
                                   ------------------------    ----------------------
                                     Domain         1989       Directors'      1999
                                      Plan          Plan          Plan         Plan         Total
                                   ----------    ----------    ----------   ----------    ----------
Outstanding on December 31, 2001      137,484       542,700       120,000    1,315,113     2,115,297

  Granted                                  --            --        48,000    1,428,850     1,476,850
  Exercised                            (5,782)      (40,857)           --      (49,125)      (95,764)
  Expired                                  --       (30,338)           --     (124,263)     (154,601)
                                   ----------    ----------    ----------   ----------    ----------
                                       (5,782)      (71,195)       48,000    1,255,462     1,226,485
                                   ----------    ----------    ----------   ----------    ----------

Outstanding on June 30, 2002          131,702       471,505       168,000    2,570,575     3,341,782
                                   ==========    ==========    ==========   ==========    ==========

         In 1999, shareholders approved a stock option plan (the "1999 Plan") authorizing the issuance of up to 1.4 million options. In 2001, shareholders approved an increase in the number of options issuable to 3.4 million. The Company submitted a proposal to shareholders, which was approved at the annual meeting of shareholders in May 2002, increasing the number of options issuable to 6.0 million. All options issued under the 1999 Plan from August 5, 1999 through May 22, 2002 vest 25% per year beginning after one year and have a maximum term of 10 years. Options issued under the 1999 Plan after May 22, 2002 vest 30%/30%/40% over a three year period and have a maximum term of 5 years. During the six months ended June 30, 2002, 1,428,850 options were granted under the 1999 Plan at exercise prices of $4.43, $5.19 and $5.49 a share to eligible employees, including 250,000 and 175,000 options granted to the Chairman and the President, respectively. At June 30, 2002, 2.6 million options were outstanding under the 1999 Plan at exercise prices of $1.94 to $6.67.

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

          In total, 3.3 million options were outstanding at June 30, 2002 at exercise prices of $1.94 to $7.62 a share as follows:

                                               Inactive                   Active
                                        ---------------------    ----------------------
       Range of            Average       Domain       1989       Directors'     1999
    Exercise Prices      Exercise Price   Plan        Plan         Plan         Plan        Total
    ---------------      -------------- --------    ---------    ----------   ---------  -----------
   $ 1.94  - $ 4.99         $ 3.34       131,702      326,405        64,000   1,155,825    1,677,932
   $ 5.00  - $ 9.99         $ 6.06            --      145,100       104,000   1,414,750    1,663,850
                                        --------    ---------    ----------  ----------  -----------
      Total                 $ 4.69       131,702      471,505       168,000   2,570,575    3,341,782
                                        ========    =========    ==========  ==========  ===========

         In 1997, shareholders approved a plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Acquired shares are subject to a one year holding requirement. To date, all purchase rights have been granted at 75% of market. Due to the discount from market value, in the restatement, the Company recorded additional compensation expense of $220,000 and $126,000 in the three months ended June 30, 2001 and 2002, respectively. In May 2001, shareholders approved an increase in the number of shares authorized under the Stock Purchase Plan to 1,750,000. Through June 30, 2002, 1,213,819 shares have been sold under the Stock Purchase Plan for $5.1 million. At June 30, 2002, rights to purchase 110,500 shares were outstanding with terms expiring in May 2003.

(11) DEFERRED COMPENSATION

         In 1996, the Board of Directors of the Company adopted a deferred compensation plan (the Plan) to encourage employees to invest in the shares of the Company. The Plan gives employees the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. The stock held in the benefit trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability of the Company and is marked-to-market, with any necessary adjustment to general and administrative expense. The Company recorded total expenses related to deferred compensation of $545,000 and $791,000 million the three months ended June 30, 2001 and 2002, respectively. For the six months ended June 30, 2001 and 2002, the Company recorded total expenses of ($648,000) and $1.7 million, respectively.

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

                                         December 31,     June 30,
                                             2001          2002
                                        -------------   ----------
                                          (Restated)    (Restated)
Deferred tax assets
   Net operating loss carryover         $      53,977   $   55,990
   Allowance for doubtful accounts              7,035        7,208
   Percentage depletion carryover               5,256        5,256
   AMT credits and other                          660          660
                                        -------------   ----------
      Total                                    66,928       69,114

Deferred tax liabilities
   Depreciation                               (54,732)     (57,106)
   Unrealized gain on hedging                 (16,692)      (3,865)
                                        -------------    ---------
      Total                                   (71,424)     (60,971)
                                        -------------    ---------

   Net deferred tax (liability) asset   $      (4,496)   $   8,143
                                        =============    =========

           A deferred tax liability, generated by gains in OCI of $4.5 million, was recorded on the balance sheet at December 31, 2001. The deferred tax asset of $12.2 million at December 31, 2001 was used to offset the majority of the deferred tax liability generated by OCI. Therefore, the benefit of the reduced liability will be recorded in 2002 as the hedges creating the gains in OCI transfer to realized revenue. During the three and six months ended June 30, 2002, the Company recorded a deferred tax benefit in the income statement of $3.1 million and $4.9 million, respectively. The deferred tax benefit included $3.9 million and $3.4 million which was reclassified from other comprehensive income during the first and second quarters of 2002. The Company estimates an additional $3.0 million and $1.9 million deferred tax benefit will be reclassified from other comprehensive income to income in the third quarter and fourth quarters of 2002, respectively.

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

(14) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                         Three Months Ended,            Six Months Ended,
                                                              June 30,                       June 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2002            2001            2002
                                                    ------------    ------------    ------------    ------------
                                                     (Restated)      (Restated)      (Restated)      (Restated)
Numerator
    Income before extraordinary item                $     15,358    $      6,465    $     34,979    $      9,621
    Gain on retirement Preferred Stock                         3              --             532              --
    Preferred dividends                                       (4)             --              (8)             --
                                                    ------------    ------------    ------------    ------------
    Numerator for earnings per share,
        before extraordinary item                         15,357           6,465          35,503           9,621
    Extraordinary item
        Gain on retirement of securities, net              1,610             845           2,042           2,030
                                                    ------------    ------------    ------------    ------------
    Numerator for earnings per share,
        basic and diluted                           $     16,967    $      7,310    $     37,545    $     11,651
                                                    ============    ============    ============    ============

Denominator
   Weighted average shares, basic                         50,919          54,540          50,554          53,763
    Stock held by employee benefit trust                  (1,067)         (1,172)           (961)         (1,106)
                                                    ------------    ------------    ------------    ------------
    Weighted average shares, basic                        49,852          53,368          49,593          52,657

   Stock held by employee benefit trust                    1,067           1,172             961           1,106
   Dilutive potential common shares stock options            124             239             118             149
                                                    ------------    ------------    ------------    ------------
   Denominator for dilutive earnings per share            51,043          54,779          50,672          53,912
                                                    ============    ============    ============    ============

Earnings per share basic and diluted:
   Before extraordinary gain
      Basic                                                 0.31            0.12            0.72            0.18
      Diluted                                               0.30            0.12            0.70            0.18
  After extraordinary gain
      Basic                                                 0.34            0.14            0.76            0.22
      Diluted                                               0.33            0.13            0.74            0.22

         During the three months ended June 30, 2001 and 2002, 150,000 and 262,000 stock options were included in the computation of diluted earnings per share and for the six months then ended, 154,000 and 173,000 stock options were included in such computation. Remaining stock options, the 6% Debentures, the Trust Preferred and the $2.03 Preferred were not included because their inclusion would have been antidilutive.

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

         Between late 1999 and June 30, 2001, Great Lakes sold approximately 90% of its gas production to First Energy, at prices based on the close of NYMEX contracts each month plus a basis differential. In mid-2001, Great Lakes began selling its gas to various purchasers including FirstEnergy. Over the next twelve months, Great Lakes expects to sell approximately a third of its gas to FirstEnergy. At December 31, 2001, 91% of Great Lakes gas was being sold at prices based on the close of NYMEX contracts each month plus a basis differential. The remainder is sold at a fixed price.

(16) OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

                                                            Six
                                       Year Ended       Months Ended
                                       December 31,       June 30,
                                          2001             2002
                                      -------------    -------------
                                        (Restated)      (Restated)
Book value
    Properties subject to depletion   $   1,021,898    $   1,060,032
    Unproved properties                      25,731           21,503
                                      -------------    -------------
        Total                             1,047,629        1,081,535
    Accumulated depletion                  (514,272)        (550,039)
                                      -------------    -------------

        Net                           $     533,357    $     531,496
                                      =============    =============

Costs incurred
    Development                       $      69,162    $      25,179
    Exploration(a)                           11,405            8,994
    Acquisition(b)                            9,489            2,689
                                      -------------    -------------

        Total                         $      90,056    $      36,862
                                      =============    =============

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

(17) INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes financial statements as of or for the six months ended June 30, 2002 (in thousands):

                                                                June 30,
                                                                  2002
                                                               ----------
                                                               (Restated)
                        Balance Sheet
                        Current assets                         $    9,799
                        Oil and gas properties, net               168,747
                        Transportation and field assets, net       15,308
                        Other assets                                  199
                        Current liabilities                        12,061
                        Long-term debt                             68,500
                        Members' equity                            96,384

                        Income Statement
                        Revenues                               $   25,494
                        Net income                                  6,479


(18) EXTRAORDINARY ITEM

         During the second quarter of 2001, 571,000 shares of common stock were exchanged for $2.6 million of 6% Debentures, and $2.4 million of Trust Preferred. In addition, $25.0 million face amount of 8.75% Notes were repurchased. An extraordinary gain of $1.6 million was recorded because the securities were acquired at a discount. In addition, 1,800 shares of common stock were exchanged for $12,500 of $2.03 Preferred. In the second quarter of 2002, 919,000 shares of common stock were exchanged for $5.6 million of 6% Debentures and $5.0 million of 8.75% Notes were repurchased for cash. An extraordinary gain of $845,000 was recorded because the securities were acquired at a discount.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002, the Company spent $36.9 million on development, exploration and acquisitions. During the period, debt and Trust Preferred were reduced by $18.9 million. At June 30, 2002, the Company had $4.1 million in cash, total assets of $640.2 million and, including the Trust Preferred as debt, a debt to capitalization (including debt, deferred taxes and stockholders' equity) ratio of 63%. Excluding the Trust Preferred as debt, the debt to Capitalization ratio was 56%. Available borrowing capacity on the Company's bank lines at June 30, 2002 was $39.5 million at the parent, a net $31.0 million at Great Lakes and $3.5 million at IPF. Long-term debt at June 30, 2002 totaled $373.3 million. This included $98.3 million of parent bank borrowings, a net $68.5 million at Great Lakes, $23.5 million at IPF, $73.3 million of 8.75% Notes, $22.4 million of 6% Debentures and $87.3 million of Trust Preferred.

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

Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 70%, 55%, 30% and 5% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. The $38.6 million of capital expenditures (which included $6.0 million for abandonment) in the six months ended June 30, 2002 was funded with internal cash flow. Net cash provided by operations for the six months ended June 30, 2001 and 2002 was $63.0 million and $46.0 million, respectively. Cash flow from operations decreased from the prior year with lower prices and higher exploration expense being somewhat offset by lower direct operating and interest expense. Net cash used in investing for the six months ended June 30, 2001 and 2002 was $24.7 million and $37.1 million, respectively. The 2001 period included $32.6 million of additions to oil and gas properties partially offset by $6.9 million of IPF receipts (net of fundings) and $1.0 million in asset sales. The 2002 period included $38.6 million of additions to oil and gas properties partially offset by $1.5 million of IPF receipts (net of fundings). Net cash used in financing for the six months ended June 30, 2001 and 2002 was $38.0 million and $8.2 million, respectively. During the first six months of 2002, total debt (including Trust Preferred) declined $18.9 million. Parent bank debt increased which was more than offset by decreases in non-recourse bank debt of $6.8 million, Subordinated Notes (8.75% Notes and 6% Debentures) of $13.0 million and the Trust Preferred of $2.4 million. The net reduction in debt was the result of exchanges of common stock and the use of excess cash flow to reduce debt.

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

                                 Interest Rates

         At June 30, 2002, Range had $373.3 million of debt (including Trust Preferred) outstanding. Of this amount, $183.0 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $190.3 million bore interest at floating rates which averaged 3.7% at that date. At times, the Company enters into interest rate swap agreements to limit the impact of interest rate fluctuations on its floating rate debt. At June 30, 2002, Great Lakes had interest rate swap agreements totaling $100.0 million, 50% of which is consolidated at Range. Two agreements totaling $45.0 million at rates of 7.1% expire in May 2004, two agreements totaling $20.0 million at 6.2% expire in December 2002, and five agreements totaling $35.0 million at rates averaging 4.63% expire in June 2003. The values of these swaps are marked to market quarterly. The fair value of the swaps, based on then current quotes for equivalent agreements at June 30, 2002, was a net loss of $4.7 million, of which 50% is consolidated at Range. The 30-day LIBOR rate on June 30, 2002 was 1.8%. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.4 million in annual interest expense.

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

RESULTS OF OPERATIONS

         The following table identifies certain items in the results of operations and is presented to assist in comparison of the second quarter and six month period of 2002 to the same periods of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                          ----------------------------    ----------------------------
                                             2001             2002            2001            2002
                                          ------------    ------------    ------------    ------------
                                            Restated        Restated        Restated        Restated
Increase (Decrease) in Revenues:
  Writedown of marketable securities      $        (38)   $       (851)   $     (1,348)   $     (1,220)
  Ineffective portion of hedges                    984            (462)          3,250          (2,162)
  Gain from sales of assets                        768              27           1,066              26
  Hedging gains (losses)                        (5,250)          3,638         (28,690)         15,365
                                          ------------    ------------    ------------    ------------
                                          $     (3,536)   $      2,352    $    (25,722)   $     12,009
                                          ============    ============    ============    ============

Increase (decrease) to expenses:
Mark-to-market cash compensation                   534             538            (962)          1,320
  Adjustment to IPF valuation
       reserves/receivables                     (1,223)          1,442          (2,320)          2,567
Ineffective portion of hedges                     (112)            300             578             (72)
                                          ------------    ------------    ------------    ------------
                                          $       (801)   $      2,280    $     (2,704)   $      3,815
                                          ============    ============    ============    ============

Extraordinary Items:
       Gain on retirement of securities   $      1,610    $        845    $      2,042    $      2,030
                                          ============    ============    ============    ============

Comparison of 2002 to 2001

         Quarters Ended June 30, 2001 and 2002

         Net income in the second quarter of 2002 totaled $7.3 million, compared to $17.0 million in the prior year period. Gains on retirement of securities of $1.6 million and $845,000 are included in the three months ended June 30, 2001 and 2002, respectively. Production declined to 150.7 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519 and other natural production declines in the Gulf Coast area. Late in 2001, the operator of Matagorda Island 519 began a workover on the L-4 well with the intent of adding production from a shallower formation. During the workover, the well was damaged and attempts to bring it back have failed to date. Revenues declined primarily due to a decrease in average prices per mcfe to $3.55. The average prices received for oil decreased 12% to $22.27 per barrel, 7% for gas to $3.59 per mcf and 47% for NGL's to $12.58 per barrel. Production expenses decreased 15% to $9.9 million as a result of significantly lower production taxes and workover costs in the Gulf of Mexico. Operating cost (including production taxes) per mcfe produced averaged $0.72 in 2002 versus $0.84 in 2001.

         Transportation and processing revenues increased 29% to $924,000 with significantly lower compressor rental expense and higher oil trading margins due to lower oil inventories. IPF recorded income of $1.0 million, a decrease of $109,000 from the 2001 period. IPF expenses in 2001 included a $406,000 favorable valuation allowance adjustment and an $816,000 favorable increase to receivables. The 2002 period includes a $1.4 million unfavorable valuation allowance adjustment. IPF net also declined from the previous year due to lower oil and gas prices and a smaller portfolio balance. During the quarter ended June 30, 2002, IPF expenses included $476,000 of administrative costs and $261,000 of interest, compared to prior year period administrative expenses of $419,000 and interest of $393,000.

         Exploration expense increased $810,000 to $2.2 million, primarily due to additional seismic activity. General and administrative expenses increased 12% to $4.7 million in the quarter primarily due to higher accounting and engineering technical consulting costs, information systems programming costs, salary related expenses and non-cash compensation expenses.

         Interest and other income decreased from a positive $1.8 million in 2001 to a loss of $1.2 million. The 2001 period included $1.0 million of ineffective hedging gains and $768,000 of gains on asset sales. The 2002 period included $462,000 of ineffective hedging gains and a $851,000 write down of marketable securities. Interest expense decreased 20% to $6.3 million as a result of the lower outstanding debt and falling interest rates. Total debt was $412.3 million and $373.3 million at June 30, 2001 and 2002, respectively. The average interest rates were 6.6% and 5.3%, respectively, at June 30, 2001 and 2002 including fixed and variable rate debt.

         Depletion, depreciation and amortization ("DD&A") increased 5% from the second quarter of 2001. The per mcfe DD&A rate for the second quarter of 2002 was $1.41, a $0.09 increase from the rate for the second quarter of 2001. The DD&A rate is determined based on year-end reserves (which are evaluated based on a published ten-year price forecast) and the net book value associated with them and, to a lesser extent, deprecation on other assets owned. The Company currently expects its DD&A rate for the remainder of 2002 to approximate $1.38 per mcfe. The high DD&A rate will make it difficult for the Company to remain profitable if commodity prices fall materially.

Six Month Periods Ended June 30, 2001 and 2002

         Net income for the six months ended June 30, 2002 totaled $11.7 million compared to $37.0 million for the comparable period of 2001. Gains on retirement of securities of $2.0 million are included in each of the six months ended June 30, 2001 and 2002, respectively. Production for the six months declined to 149.9 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519 and other natural production declines in the Gulf Coast area. Revenues declined primarily due to a decrease in average prices per Mcfe to $3.42. The average prices received for oil decreased 14% to $22.46 per barrel, 15% for gas to $3.42 per mcf and 49% for NGL's to $11.79 per barrel. Production expenses decreased 21% to $19.1 million as a result of lower production taxes and workover costs in the Gulf of Mexico. Operating cost (including production taxes) per mcfe produced averaged $0.71 in 2002 versus $0.89 in 2001.

         Transportation and processing revenues were the same as the prior year at $1.7 million. IPF recorded income of $2.2 million, a decrease of $1.5 million from the 2001 period. IPF expenses in 2001 included $1.9 million of favorable valuation allowance adjustments and increases to receivables. The 2002 period includes $2.5 million unfavorable valuation allowance adjustments. IPF revenue declined from the previous year due to lower oil and gas prices and a smaller portfolio balance. During the six months ended June 30, 2002, IPF expenses included $870,000 of administrative costs and $513,000 of interest, compared to prior year period administrative expenses of $938,000 and interest of $1,084,000.

         Exploration expense increased $5.0 million to $7.4 million, primarily due to additional seismic activity and the first quarter $3.5 million dry hole cost in East Texas. General and administrative expenses increased 46% to $9.2 million in the six months ended June 30, 2002 due to higher non-cash compensation expense, higher accounting and engineering consulting costs, information systems programming costs and salary related expenses.

         Interest and other income decreased from a positive $3.3 million to a loss of $3.2 million. The 2001 period included $3.3 million of ineffective hedging gains, $1.1 million of gains on asset sales offset by a $1.3 million write down of marketable securities. The 2002 period included $2.2 million of ineffective hedging losses and a $1.2 million write down of marketable securities. Interest expense decreased 34% to $11.6 million as a result of lower outstanding debt and falling interest rates.

         Depletion, depreciation and amortization increased 3% from the six month period of 2001. The per mcfe DD&A rate for the six months of 2002 was $1.38, a $0.06 increase from the rate for the same period of the prior year.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable

         (b)      Not applicable

         (c) At various times during the quarter and six months ended June 30, 2002, the Company issued common stock in exchange for fixed income securities. The shares of common stock issued in such exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. During the quarter and the six months ended June 30, 2002, a total of $5.6 million and $7.1 million face value of the 6% Debentures were retired in exchange for 919,000 and 1.2 million shares of common stock, $875,000 face value of 8.75% Notes was retired in exchange for 183,000 shares of common stock, $2.4 million face value of Trust Preferred were exchanged for 283,000 shares of common stock.

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

            At the Annual Meeting, the shareholders approved the following:

           1. An increase in the Common shares authorized for issuance under the Company's Stock Option Plan to 6,000,000 shares.

             Results of Voting     Votes For     Withheld     Abstentions
             -----------------     ---------     --------     -----------
           1. Directors

              Robert E. Aikman     47,369,411    3,807,902              --
                   Anthony Dub     47,404,873    3,772,440              --
              V. Richard Eales     47,396,053    3,781,260              --
             Thomas J. Edelman     47,558,930    3,618,383              --
               Allen Finkelson     47,578,714    3,598,599              --
            Alexander P. Lynch     46,633,453    4,543,860              --
            Jonathan S. Linker     47,558,924    3,618,389              --
             John H. Pinkerton     47,586,550    3,590,763              --

                                   Votes For      Against     Abstentions
                                   ---------    ----------    ------------
           2. Increase in number   34,091,333   16,980,529         105,451
           of shares authorized
           under the Company's
           1999 Stock Option
           Plan to 6,000,000

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

         3.2.1. By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No. 33-31558).

         3.2.2    Amended and Restated By-laws of the Company dated May 24,
                  2001.

        (b)   Reports on Form 8-K

              Form 8-K/A dated July 17, 2002 (filed on July 17, 2002) reporting under Item 4 - Changes in Registrant's Certifying Accountant.

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





                                                 RANGE RESOURCES CORPORATION



                                                 By:    /s/ Eddie M. LeBlanc
                                                     --------------------------
                                                        Eddie M. LeBlanc
                                                        Chief Financial Officer








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

Date:  October 24, 2002


                                      /s/ John H. Pinkerton
                                      ------------------------------------------
                                      John H. Pinkerton, President



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

Date:  October 24, 2002


                                      /s/ Eddie M. LeBlanc
                                      ------------------------------------------
                                      Eddie M. LeBlanc, Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit
         Number                     Description of Exhibit
        -------                     ----------------------
         3.1.1.   Certificate of Incorporation of Lomak dated March 24, 1980
                  (incorporated by reference to the Company's Registration
                  Statement (No. 33-31558))

         3.1.2.   Certificate of Amendment of Certificate of Incorporation dated
                  July 22, 1981 (incorporated by reference to the Company's
                  Registration Statement (No. 33-31558))

         3.1.3.   Certificate of Amendment of Certificate of Incorporation dated
                  September 8, 1982 (incorporated by reference to the Company's
                  Registration Statement (No. 33-31558))

         3.1.4.   Certificate of Amendment of Certificate of Incorporation dated
                  December 28, 1988 (incorporated by reference to the Company's
                  Registration Statement (No. 33-31558))

         3.1.5.   Certificate of Amendment of Certificate of Incorporation dated
                  August 31, 1989 (incorporated by reference to the Company's
                  Registration Statement (No. 33-31558))

         3.1.6.   Certificate of Amendment of Certificate of Incorporation dated
                  May 30, 1991 (incorporated by reference to the Company's
                  Registration Statement (No. 333-20259))

         3.1.7.   Certificate of Amendment of Certificate of Incorporation dated
                  November 20, 1992 (incorporated by reference to the Company's
                  Registration Statement (No. 333-20257))

         3.1.8.   Certificate of Amendment of Certificate of Incorporation dated
                  May 24, 1996 (incorporated by reference to the Company's
                  Registration Statement (No. 333-20257))

         3.1.9.   Certificate of Amendment of Certificate of Incorporation dated
                  October 2, 1996 (incorporated by reference to the Company's
                  Registration Statement (No. 333-20257))

         3.1.10. Restated Certificate of Incorporation as required by Item 102 of Regulation S-T (incorporated by reference to the Company's
                  Registration Statement (No. 333-20257))

         3.1.11.  Certificate of Amendment of Certificate of Incorporation dated
                  August 25, 1998 (incorporated by reference to the Company's
                  Registration Statement (No. 333-62439))

         3.1.12.  Certificate of Amendment of Certificate of Incorporation dated
                  May 25, 2000 (incorporated by reference to the Company's Form
                  10-Q dated August 8, 2000)

         3.2.1. By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No. 33-31558)

         3.2.2    Amended and Restated By-laws of the Company dated May 24, 2001