Form 10-Q
period 2002-09-30
RANGE RESOURCES CORP
filed 2002-11-13
CIK 315852

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   (MARK ONE)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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


         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   -----   -----

         54,769,405 Common Shares were outstanding on November 8, 2002.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


         The financial statements included herein should be read in conjunction with the Company's 2001 Form 10-K/A. The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations. All adjustments are of a normal recurring nature unless otherwise noted. These financial statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

                           RANGE RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,   SEPTEMBER 30,
                                                                                2001            2002
                                                                            ------------   ------------
                                                                                           (Unaudited)
                                    ASSETS
Current assets
     Cash and equivalents                                                    $     3,380    $       463
     Accounts receivable                                                          25,295         23,992
     IPF receivables (Note 5)                                                      7,000          9,900
     Unrealized derivative gain (Note 3)                                          37,165            790
     Inventory and other                                                           3,790          3,939
                                                                             -----------    -----------
                                                                                  76,630         39,084
                                                                             -----------    -----------

IPF receivables (Note 5)                                                          34,402         23,027
Unrealized derivative gain (Note 3)                                               14,936          1,521

Oil and gas properties, successful efforts (Note 16)                           1,047,629      1,114,169
    Accumulated depletion                                                       (514,272)      (570,990)
                                                                             -----------    -----------
                                                                                 533,357        543,179
                                                                             -----------    -----------

Transportation and field assets (Note 3)                                          31,288         33,144
    Accumulated depreciation                                                     (13,108)       (15,582)
                                                                             -----------    -----------
                                                                                  18,180         17,562
                                                                             -----------    -----------
Deferred tax asset (Note 13)                                                          --          8,877
Other (Note 3)                                                                     4,957          4,651
                                                                             -----------    -----------
                                                                             $   682,462    $   637,901
                                                                             ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Accounts payable                                                        $    27,202    $    24,559
     Accrued liabilities                                                          10,257         10,225
     Accrued interest                                                              5,244          2,636
     Unrealized derivative loss (Note 3)                                             397          8,389
                                                                             -----------    -----------
                                                                                  43,100         45,809
                                                                             -----------    -----------

Senior debt (Note 6)                                                              95,000        101,600
Non-recourse debt (Note 6)                                                        98,801         87,100
Subordinated notes (Note 6)                                                      108,690         91,206

Trust Preferred - manditorily redeemable securities of subsidiary (Note 6)        89,740         84,840

Deferred taxes (Note 13)                                                           4,496             --
Unrealized derivative loss (Note 3)                                                2,235          3,198
Deferred compensation liability (Note 11)                                          4,779          6,562
Commitments and contingencies (Note 8)

Stockholders' equity (Notes 9 and 10)
     Preferred stock, $1 par, 10,000,000 shares authorized,
      none issued or outstanding                                                      --             --
     Common stock, $.01 par, 100,000,000 shares authorized,
        52,643,275 and 54,769,405 issued and outstanding, respectively               526            548
     Capital in excess of par value                                              378,426        388,941
     Stock held by employee benefit trust, 1,038,242 and
       1,319,588 shares, respectively (Note 11)                                   (4,890)        (6,174)
     Retained earnings (deficit)                                                (183,825)      (162,952)
     Deferred compensation expense                                                  (139)          (115)
     Other comprehensive income (Note 3)                                          45,523         (2,662)
                                                                             -----------    -----------
                                                                                 235,621        217,586
                                                                             -----------    -----------
                                                                             $   682,462    $   637,901
                                                                             ===========    ===========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            THREE MONTHS              NINE MONTHS
                                                         ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                       ----------------------    ----------------------
                                                         2001         2002         2001         2002
                                                       ---------    ---------    ---------    ---------
                                                       (Restated)                (Restated)
Revenues
    Oil and gas sales                                  $  49,719    $  48,112    $ 162,599    $ 141,021
    Transportation and processing                            915        1,037        2,616        2,735
    IPF income                                             1,690        1,313        7,220        3,476
    Interest and other                                      (181)        (125)       3,137       (3,369)
                                                       ---------    ---------    ---------    ---------
                                                          52,143       50,337      175,572      143,863
                                                       ---------    ---------    ---------    ---------

Expenses
   Direct operating                                       10,151       10,516       34,497       29,658
   IPF                                                     1,266          808        2,847        4,758
   Exploration                                             1,239        1,814        3,684        9,257
   General and administrative (Note 11)                    1,833        3,080        8,123       12,283
   Interest expense and dividends on trust preferred       8,277        5,845       25,948       17,476
   Depletion, depreciation and amortization               18,690       19,716       54,858       57,120
                                                       ---------    ---------    ---------    ---------
                                                          41,456       41,779      129,957      130,552
                                                       ---------    ---------    ---------    ---------

Pretax income                                             10,687        8,558       45,615       13,311

Income taxes (Note 13)
    Current                                                   --           23          (51)          68
    Deferred                                               2,808           --        2,093       (5,628)
                                                       ---------    ---------    ---------    ---------
                                                           2,808           23        2,042       (5,560)
                                                       ---------    ---------    ---------    ---------

Income before extraordinary item                           7,879        8,535       43,573       18,871

Gain on retirement of debt securities, net of
   deferred income taxes (Note 18)                           319          687        1,646        2,002
                                                       ---------    ---------    ---------    ---------

Net income                                                 8,198        9,222       45,219       20,873
   Gain on retirement of preferred stock                      24           --          556           --
   Preferred dividends                                        (1)          --           (9)          --
                                                       ---------    ---------    ---------    ---------
Net income available to common shareholders            $   8,221    $   9,222    $  45,766    $  20,873
                                                       =========    =========    =========    =========

Comprehensive income (loss) (Note 3)                   $  24,086    $  (3,085)   $  79,983    $ (27,312)
                                                       =========    =========    =========    =========

Earnings per share (Note 14)
   Before extraordinary item - basic                   $    0.16    $    0.16    $    0.88    $    0.36
                                                       =========    =========    =========    =========
                             - diluted                 $    0.15    $    0.16    $    0.87    $    0.35
                                                       =========    =========    =========    =========

   After extraordinary item - basic                    $    0.16    $    0.17    $    0.92    $    0.39
                                                       =========    =========    =========    =========
                            - diluted                  $    0.16    $    0.17    $    0.90    $    0.38
                                                       =========    =========    =========    =========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                            2001         2002
                                                           --------    --------
                                                                 (Restated)
CASH FLOWS FROM OPERATIONS
  Net income                                               $ 45,219    $ 20,873
  Adjustments to reconcile net income to
    net cash provided by operations:
        Deferred income taxes                                 2,979      (4,550)
        Depletion, depreciation and amortization             54,858      57,120
        Writedown of marketable securities                    1,398       1,220
        Unrealized hedging (gains) losses                    (1,341)      2,771
        Adjustment to IPF receivables/allowance for bad      (1,847)      2,818
          debts
        Amortization of deferred issuance costs               1,776         670
        Gain on retirement of securities                     (2,585)     (3,107)
        Deferred compensation adjustments                      (406)      1,676
        Gain on sale of assets                               (1,169)       (292)
        Changes in working capital:
             Accounts receivable                              3,270      (1,009)
             Inventory and other                                738      (1,366)
             Accounts payable                                (4,801)      3,724
             Accrued liabilities                             (4,765)     (1,414)
                                                           --------    --------
                   Net cash provided by operations           93,324      79,134
                                                           --------    --------

CASH FLOWS FROM INVESTING
  Oil and gas properties                                    (61,582)    (72,463)
  IPF investments                                           (10,037)     (3,942)
  IPF repayments                                             16,926       9,729
  Asset sales                                                 1,940         880
                                                           --------    --------
                  Net cash used in investing                (52,753)    (65,796)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in parent facility and non-recourse debt     (5,408)     (5,101)
   Other debt repayments                                    (34,247)    (10,802)
   Debt issuance fees                                            --        (984)
   Preferred dividends                                           (9)         --
   Issuance of common stock                                   1,409         632
                                                           --------    --------
                  Net cash used in financing                (38,255)    (16,255)
                                                           --------    --------

Change in cash                                                2,316      (2,917)
Cash and equivalents, beginning of period                     2,612       3,380
                                                           --------    --------
Cash and equivalents, end of period                        $  4,928    $    463
                                                           ========    ========



                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND NATURE OF BUSINESS

         The Company is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company also provides financing to small oil and gas producers through a subsidiary, Independent Producer Finance ("IPF"). The Company seeks to increase its reserves and production principally through development drilling and acquisitions. Range holds its Appalachian oil and gas assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C. ("Great Lakes"). The Company's financial statements for the three years ended 2001 have been restated.

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

 (2)     RESTATEMENT

         In July 2002, the Company selected KPMG LLP ("KPMG") as its new independent auditors. In connection with the change in auditors, the Company chose to reaudit its consolidated financial statements for the three years ended December 31, 2001, even though a reaudit was not required. The reaudit was intended to provide additional assurance to shareholders, insure access to the capital markets and to avoid any possible impediment to future transactions. Through KPMG's normal client acceptance procedures and the subsequent reaudit, KPMG identified five items that it determined should be restated on the Company's consolidated financial statements for the three years ended December 31, 2001. The Company agreed with KPMG's recommendations and filed a 10K/A for 2001 and 10Q/A's for the first and second quarters of 2002 reflecting the changes.

         During the auditor selection process, KPMG advised the Company that it believed a different accounting principle should have been used to determine the amount of gain recognized in 1999 upon the formation of the Great Lakes. Specifically the gain recognized in September 1999 should be reduced from $39.8 million to $30.9 million and income in subsequent periods should increase as a result of lower depletion expense. The Company previously announced this restatement in July 2002. The remaining four items of restatement were identified during KPMG's reaudit completed in September 2002. Each is detailed separately below.

         The first additional item involved the Company's acquisition of Domain Energy. In recording the transaction, the purchase price had not been appropriately allocated to the individual oil and gas properties, causing a subsequent purchase price adjustment to be miscalculated. As a result, impairments recognized at year-end 2001 should be reduced. In addition, properties in Appalachia and Michigan, that had been combined into accounting pools for the purpose of calculating depletion, were subdivided into smaller pools and the depreciation rates historically applied on non-oil and gas assets should be reduced. As a result of these this restatement, pretax income decreased $7.1 million in 1999, increased $4.8 million in 2000, increased $7.6 million in 2001 and decreased $2.9 million in the first six months of 2002. In addition, these changes increased pretax income $513,000 and $1.7 million for the three months and nine months ended September 30, 2001, respectively.

         The second item of restatement relates to the Company's deferred compensation plan (the "Plan"), under which eligible employees can defer all or a portion of their cash compensation and invest those amounts in a variety of investment options (including Company common stock) which are placed in a rabbi trust (the "Rabbi Trust"). Eligible employees can also place common stock awards in the Rabbi Trust. The Emerging Issues Task Force ("EITF"), has determined that assets and liabilities of the Rabbi Trust must be consolidated on the Company's balance sheet. While the

Rabbi Trust's assets and liabilities are of identical value, Company common stock held in the Rabbi Trust is treated as if it were treasury stock (it is deducted from outstanding shares as shares held by an employee benefit plan). Furthermore, because the Plan allows participants to diversify their investments, the liability to Plan participants must be revalued on the balance sheet each accounting period at the assets' then-quoted market prices and increases or decreases between accounting periods for the treasury stock is reflected on the income statement as increases or decreases in compensation expense. The securities, other than Company common stock, held in the Plan are marked to market in Other comprehensive income. Historically, the Company did not consolidate the Rabbi Trust in its consolidated financial statements nor did it add or subtract changes in the market value of the Plan's assets on its statement of operations. In addition, the Company offers designated employees the ability to purchase shares at a discount under a shareholder-approved Stock Purchase Plan or to receive bonuses or a portion of their base pay in restricted common stock issued at a discount from quoted market prices. Previously, such shares had always been accounted for based on the Company's estimate of the fair value of the stock granted or purchased. In the restated financial statements, stock purchased through the Plan or granted to employees was expensed based on the quoted market value without regard to the Company's estimate of fair value. The difference between previously reported values and market value is included as additional compensation expense on the restated statement of operations. As a result of this restatement, pretax income decreased $561,000 in 1999, decreased $3.8 million in 2000, increased $1.7 million in 2001 and decreased $1.8 million in the first six months of 2002. These changes also increased pretax income $1.3 million and $1.6 million in the three months and nine months ended September 30, 2001, respectively.

         The third item of restatement stems from a June 30, 2002, correction to a series of unreconciled balance sheet accounts that did not have any net material impact on the statement of operations. These balance sheet general ledger accounts were not supported by the underlying subsidiary ledger detail when the Company's accounting department moved from Ohio to Fort Worth. In the restatement, these corrections were reflected in the periods in which they applied, rather than in the second quarter of 2002. As a result, pretax income for periods prior to 1999 increased by $1.9 million, increased by $627,000 in 1999, decreased $2.9 million in 2000, increased by $190,000 in 2001 and increased by $134,000 in the first six months of 2002. Pretax income increased $289,000 for the nine months ended September 30, 2001.

         The fourth and final additional item involves certain of Great Lakes interest rate swaps which had early cancellation provisions but had been accounted for as cash flow hedges. Upon further review, the swaps did not meet the documentation and effectiveness provisions of SFAS 133, requiring changes in fair value to be reported as interest expense on the restated financial statements as opposed to changes in Other comprehensive income. As a result, pretax income decreased $1.4 million in 2001 and will increase by a corresponding amount in future periods. Additionally, the ineffective portion of certain commodity hedges increased income $71,000 in 2001.

         In total, all of the restatement changes increased net loss by $15.7 million in 1999, decreased net income by $1.4 million in 2000 and increased net income by $8.7 million in 2001. The changes decreased net income by $2.3 million in the first half of 2002 and increased net income by $887,000 and $2.4 million for the three months and nine months ended September 30, 2001, respectively. The following is financial information showing the net effect of all restatements for 2001. The Company's fully restated financial statements for the three years ended December 31, 2001 can be found on the Company's website at www.rangeresources.com.

                             STATEMENT OF OPERATIONS

      THREE MONTHS ENDED                PREVIOUSLY
      SEPTEMBER 30, 2001                 REPORTED       RESTATED
      ------------------                 --------       --------

General and administrative                  3,090         1,833
Interest expense                            7,267         8,277
D,D&A expense                              19,330        18,690
Pretax income                               9,800        10,687
Deferred tax expense                        3,430         2,808
Income before extraordinary gain            6,370         7,879
Net income                                  6,689         8,198
Earnings per share - basic                   0.13          0.16
Earnings per share - diluted                 0.13          0.16

      NINE MONTHS ENDED
      SEPTEMBER 30, 2001
      ------------------

General and administrative                 10,015         8,123
Interest expense                           24,360        25,948
D,D&A expense                              56,967        54,858
Pretax income                              43,202        45,615
Deferred tax expense                        4,958         2,093
Income before extraordinary gain           38,295        43,573
Net income                                 39,941        45,219
Earnings per share - basic                   0.79          0.92
Earnings per share - diluted                 0.79          0.90
Cash flows -
     Net cash provided by operations       94,035        93,324
     Net cash used in investing           (53,464)      (52,753)

                                 BALANCE SHEETS

      SEPTEMBER 30, 2001
      ------------------
Cash and equivalents                        4,801         4,928
Inventory and other                         3,629         4,564
Oil and gas properties                  1,076,737     1,058,498
Accumulation depletion                   (495,651)     (494,683)
Accounts payable                           16,298        17,087
Accrued liabilities                        19,347        24,432
Stock held by employee benefit trust           --        (4,840)
Capital in excess of par value            372,204       374,237
Retained earnings (deficit)              (138,291)     (156,267)
Deferred compensation expense                  --          (139)
Other comprehensive income                 32,420        34,125
Stockholders' equity                      266,852       247,774

      DECEMBER 31, 2001
      -----------------
Cash and equivalents                        3,253         3,380
Accounts receivable                        27,495        25,295
Inventory and other                         4,084         4,895
Unrealized derivative hedging gain -       36,768        37,165
current
Unrealized derivative hedging gain -       12,701        14,936
noncurrent
Oil and gas properties                  1,057,881     1,047,629
Accumulated depletion                    (512,786)     (514,272)
Accumulated depreciation                  (13,576)      (13,108)
Other                                       3,055         3,852
Accounts payable                           26,944        27,202
Accrued liabilities                         9,947        15,036
Accrued interest                            7,105         5,244
Unrealized derivative hedging loss -           --           397
current
Unrealized derivative hedging loss -           --         2,235
noncurrent
Deferred taxes                              9,651         4,496
Stock held by employee benefit trust           --        (4,890)
Capital in excess of par value            376,357       378,426
Retained earnings (deficit)              (169,237)     (183,825)
Deferred compensation expense                  --          (139)
Other comprehensive income                 38,041        45,523
Stockholders' equity                      245,687       235,621

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company, majority-owned subsidiaries and a pro rata share of the assets, liabilities, income and expenses of Great Lakes. Liquid investments with maturities of ninety days or less are considered cash equivalents. Certain reclassifications have been made to the presentation of prior periods to conform with current year presentation. The Company's financial statements for the last three calendar years have been restated.

REVENUE RECOGNITION

         The Company recognizes revenues from the sale of products and services in the period delivered. Payments received at IPF relating to return are recognized as income; remaining receipts reduce receivables. Although receivables are concentrated in the oil industry, the Company does not view this as an unusual credit risk. However, IPF's receivables are from small independent operators who usually have limited access to capital and the assets which underlie the receivables lack diversification. Therefore, operational risk is substantial and there is significant risk that required maintenance and repairs, development and planned exploitation may be delayed or not accomplished. At December 31, 2001 and September 30, 2002, IPF had valuation allowances of $17.3 million and $19.9 million and the Company had other allowances for doubtful accounts of $2.9 million and $889,000, respectively. A decrease in oil prices would be likely to cause an increase in IPF's valuation allowance.

MARKETABLE SECURITIES

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investments," pursuant to which the holdings of equity securities qualify as available-for-sale and are recorded at fair value. Unrealized gains and losses are reflected in Stockholders' equity as a component of Other comprehensive income. A decline in the market value of a security below cost deemed other than temporary is charged to earnings. Realized gains and losses are reflected in income. The Company owns approximately 15% of a very small publicly traded independent exploration and production company. This entity has experienced growing difficulties, operationally and financially. During the first nine months of 2001 and 2002, the Company determined that the decline in the market value of this equity security it holds was other than temporary and losses of $1.4 million and $1.2 million, respectively, were recorded as reductions to Interest and other revenues. Based on its analysis of the investment and its assessment of the prospects of realizing any value on the stock, the Company determined that the investment had no determinable value at June 30, 2002 and the book value of the investment was fully reserved. In October 2002, several creditors sought to place this entity in involuntary bankruptcy.

INDEPENDENT PRODUCER FINANCE

         IPF acquires dollar denominated royalties in oil and gas properties from small producers. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received believed to relate to the return are recognized as income; remaining receipts reduce receivables. Receivables classified as current represent the return of capital expected within twelve months. All receivables are evaluated quarterly and provisions for uncollectible amounts established based on the Company's valuation of its royalty interest in the oil and gas properties. At September 30, 2002, IPF's valuation allowance totaled $19.9 million. The receivables are non-recourse and are from small independent operators who usually have limited access to capital and the property interests backing the receivables frequently lack diversification. Due to favorable oil and gas prices in late 2000 and early 2001, certain of IPF's receivables began to generate cash flows which favorably impacted the valuation of the receivable. As a result, a $1.9 million increase in receivables was recorded as additional income and a favorable valuation allowance adjustment of $441,000 was recorded as a reduction of IPF expense for the six months of 2001. Based on price declines, the IPF valuation allowance was increased $473,000 in the third quarter of 2001. In the third quarter and nine months ended September 30, 2002, based on the disappointing performance of certain properties, the valuation allowance was increased $177,000 and $2.7 million, respectively. During the third quarter of 2002, IPF revenues were $1.3 million offset by $391,000 of general and administrative costs, $241,000 of interest and an unfavorable $176,000 valuation allowance adjustment. During the same period of the prior year, revenues were $1.7 million offset by the $473,000 unfavorable valuation adjustment, general and administrative expenses of $406,000 and $388,000 of interest. IPF's receivables have declined from a high of $77.2 million in 1998 to $32.9 million at September 30, 2002, as it has focused on recovering as much as possible of its investments. During this same period, IPF's debt declined from $60.1 million to $19.1 million. As of November 4, 2002, IPF's debt was $16.8 million. The Company continues to assess alternatives relating to its ownership of IPF.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to mcfe at the rate of six mcf per barrel. DD&A rates were $1.33 and $1.42 per mcfe in the quarters ended September 30, 2001 and 2002 and $1.32 and $1.39 for the nine months ended September 30, 2001 and 2002, respectively. Unproved properties had a net book value of $25.7 million and $20.6 million at December 31, 2001 and September 30, 2002, respectively.

         The Company's long-lived assets are reviewed for impairment quarterly for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121. Long-lived assets are reviewed for potential impairments at the lowest level for which there are identifiable cash flows that are largely independent of other groups of assets.

         The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on management's plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. Management estimates prices based upon market related information including published futures prices. In years where market information is not available, prices are escalated for inflation. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates.

         When the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets.

TRANSPORTATION AND FIELD ASSETS

         The Company's gas gathering systems are generally located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of four to fifteen years. The Company also receives third party income for providing certain field services which are recognized as earned. These revenues approximated $500,000 in each of the three month periods ended September 2001 and 2002, and $1.4 million and $1.5 million for the nine month periods, respectively. Depreciation on the associated field assets is calculated on the straight-line method based on estimated useful lives of three to seven years. Buildings are depreciated over ten years.

OTHER ASSETS

         The expense of issuing debt is capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities (using the sum-of-the-years digits amortization method). When a security is retired prior to maturity, related unamortized costs are expensed. At September 30, 2002, these capitalized costs totaled $3.3 million. At September 30, 2002, the Company had a deferred tax asset of $8.9 million. At December 31, 2001, the Company had a $4.5 million net tax liability. At September 30, 2002, Other assets included $3.3 million unamortized debt issuance costs, $397,000 of long-term deposits, and $963,000 of marketable securities held in the deferred compensation plan.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than gas produced.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

         Beginning in 2001, SFAS No. 133, "Accounting for Derivatives," required that derivatives be recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in Stockholders' equity as Other Comprehensive Income ("OCI") and reclassified to earnings when the transaction is consummated. Ineffective portions of such hedges are recognized in earnings as they occur. On adopting SFAS No. 133 in January 2001, the Company recorded a $72.1 million net unrealized pre-tax hedging loss on its balance sheet and an offsetting deficit in OCI. Due to the decline in oil and gas prices since then, the roll off of expiring hedges and the effect of new hedges, this loss had become a $6.8 million unrealized pre-tax loss at September 30, 2002. SFAS No. 133 can greatly increase volatility of earnings and stockholders' equity of independent oil companies which have active hedging programs such as Range. Earnings are affected by the ineffective portion of a hedge contract (changes in realized prices that do not match the changes in the hedge price). Ineffective gains or losses are recorded in Interest and other revenue while the hedge contract is open and may increase or reverse until settlement of the contract. Stockholders' equity is affected by the increase or decrease in OCI. Typically, when oil and gas prices increase, OCI decreases. The reduction in OCI at September 30, 2002 related to increases in oil and gas prices since December 31, 2001. Of the $6.8 million unrealized pre-tax loss at September 30, 2002, $7.1 million of losses would be reclassified to earnings over the next twelve month period and a gain of $243,000 for the periods thereafter, if prices remained constant. Actual amounts that will be reclassified will vary as a result of changes in prices.

         The Company had hedge agreements with Enron North America Corp. ("Enron") for 22,700 Mmbtu per day at $3.20 per Mmbtu for the first three months of 2002. At December 31, 2001, based on accounting requirements, an allowance for bad debts of $1.3 million was recorded, offset by a $318,000 ineffective gain included in income and a $1.0 million gain included in OCI related to these defaulted hedge contracts. The gain included in OCI at year-end 2001 was included in Interest and other revenue in the first quarter of 2002. In the three months ended June 30, 2002 the Company wrote off this receivable against the allowance for bad debts. The last Enron contract expired in March 2002. If the Company recovers any of its $1.6 million unsecured claim, the recovery will be reported as income at that time.

         The Company enters into contracts to reduce the effect of fluctuations in oil and gas prices. These contracts generally qualify as cash flow hedges; however, certain of the contracts have an ineffective portion (changes in realized prices that do not match the changes in hedge price) which is recognized in earnings. Prior to 2001, gains and losses were determined monthly and included in revenues in the period the hedged production was sold. Starting in 2001, gains or losses on open contracts were recorded in OCI. The Company also enters into swap agreements to reduce the risk of changing interest rates. These agreements qualify as fair value hedges and related income or expense are recorded as an adjustment to interest expense in the period covered.

         Interest and other revenues in the consolidated statements of operations reflected ineffective hedging losses of $321,000 and gains of $2.9 million for the three months and the nine months ended September 30, 2001, respectively. Ineffective hedging losses of $419,000 and $2.6 million are included for the three months and nine months ended September 30, 2002, respectively. Net unrealized hedging gains and losses of $9.3 million (net of $2.5 million losses on interest rate swaps) and restated OCI of a loss of $2.7 million (net of taxes) were recorded on the balance sheet at September 30, 2002. See Note 7.

COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income," defined as changes in Stockholders' equity from non-owner sources, which is calculated below (in thousands):

                                                       Three months ended        Nine months ended
                                                          September 30,            September 30,
                                                      ---------------------    ----------------------
                                                        2001         2002        2001         2002
                                                      ---------   ---------    ---------    ---------
                                                       Restated                Restated
Net income                                            $   8,198   $   9,222    $  45,219    $  20,873
Cumulative effect of change in accounting principle          --          --      (72,100)          --
Change in unrealized gains (losses), net                 15,888     (12,307)     106,864      (47,513)
Defaulted hedge contracts, net                               --          --           --         (672)
                                                      ---------   ---------    ---------    ---------
Comprehensive income (loss)                           $  24,086   $  (3,085)   $  79,983    $ (27,312)
                                                      =========   =========    =========    =========


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

RECENT ACCOUNTING PRONOUNCEMENTS

         On September 11, 2002, the EITF issued EITF Issue No. 02-15, Determining Whether Certain conversions of Convertible Debt to Equity Securities are within the Scope of FASB Statement No. 84 "Induced Conversions of Convertible Debt." Statement No. 84 was issued to amend APB Opinion No. 26, "Early Extinguishment of Debt" to exclude from its scope convertible debt that is converted to equity securities of the debtor pursuant to conversion privileges different from those included in the terms of the debt at issuance, and the change in conversion privileges is effective for a limited period of time, involves additional consideration, and is made to induce conversion. Statement 84 applies only to conversions that both (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and
(b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted. The Task Force reached a consensus that Statement 84 applies to all conversions that both (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and
(b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted regardless of the party that initiates the offer. This consensus should be applied prospectively to debt conversions completed after September 11, 2002. Since 1999, the Company has retired 6% Debentures and Trust Preferred securities, each of which are convertible into common stock under the terms of the issue, by either purchasing securities for cash or issuing common stock in exchange for such securities. Since the exchanges of common stock for these convertible debt securities were at relative market values, the convertible securities were retired at a substantial discount to face value. Under the provisions of SFAS No. 84, when an inducement is issued to retire convertible debt, the face value of the convertible debt security shall be charged to Stockholders' equity (common stock and paid in capital), the shares of common stock issued in excess of the shares that would have been issued under the terms of the debt instrument are expensed at the market value of such shares and an offsetting increase to paid in capital will also be recorded. Therefore, instead of recording gains on retirements of such securities acquired at substantial discounts to face value, an expense will be recorded. There will be no difference in total Stockholders' equity from the change in methods of recording the transactions. The Company plans to review whether this accounting pronouncement makes entering into such transactions in the future impractical.

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

         In 2001, SFAS No. 143 "Accounting for Asset Retirement" established rules for the recognition and measurement of retirement obligations associated with long-lived assets. The pronouncement requires that retirement costs be capitalized as part of the cost of related assets and subsequently expensed using a systematic and rational method. The Company will adopt the statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as the cumulative effect of a change in accounting principle. Currently, the Company capitalized and expenses, through depletion, such costs. The accrued liability for these costs is currently netted against oil and gas properties in the balance sheet. At this time, the Company cannot estimate the effect of SFAS No. 143's adoption on its financial position or results of operations. However, given the large number of wells in which the Company owns an interest, the effect could be significant.

(4)      ACQUISITIONS

         Acquisitions are accounted for as purchases. Purchase prices are allocated to acquired assets and assumed liabilities based on estimates of fair value. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. The Company purchased various properties for $2.7 million and $4.4 million during the nine months ended September 30, 2001 and 2002, respectively.

(5)      SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                     Nine months ended
                                                       September 30,
                                                     ------------------
                                                       2001      2002
                                                     -------   --------
                                                         (in thousands)
                                                     Restated
Common stock issued
     Under benefit plans                             $ 1,582   $ 2,686
     Exchanged for fixed income securities            10,650     8,359
Income taxes paid                                         --        --
Interest paid                                         28,100    19,622

         The Company has and will continue to consider exchanging common stock or equity-linked securities for debt. Because the Company will begin applying Statement 84 as its guidance for accounting for these transactions (See Note 3 "Accounting Pronouncements"), the Company believes these transactions have been made less appealing, from an accounting perspective, than in the past. Existing stockholders may be materially diluted if substantial exchanges are consummated. The extent of dilution will depend on the number of shares and price at which common stock is issued, the price at which newly issued securities are convertible and the price at which debt is acquired.

(6)      INDEBTEDNESS

         The Company had the following debt and Trust Preferred (as hereinafter defined) outstanding as of the dates shown. Interest rates at September 30, 2002 excluding the impact of interest rate swaps, are shown parenthetically (in thousands):

                                                      December 31,   September 30,
                                                          2001           2002
                                                      ------------   -------------
SENIOR DEBT
    Parent credit facility (3.6%)                     $     95,000   $     101,600
                                                      ------------   -------------

NON-RECOURSE DEBT
    Great Lakes credit facility (3.6%)                      68,000
                                                                            75,001
    IPF credit facility (4.1%)                              23,800          19,100
                                                      ------------   -------------

                                                            98,801          87,100
                                                      ------------   -------------

SUBORDINATED DEBT
    8.75% Senior Subordinated Notes due 2007                79,115          69,586
    6% Convertible Subordinated Debentures due 2007         29,575          21,620
                                                      ------------   -------------

                                                           108,690          91,206
                                                      ------------   -------------

TOTAL DEBT                                                 302,491         279,906
                                                      ------------   -------------

TRUST PREFERRED - MANDITORILY REDEEMABLE SECURITIES
   OF SUBSIDIARY                                            89,740          84,840
                                                      ------------   -------------

TOTAL                                                 $    392,231   $     364,746
                                                      ============   =============


         Interest paid in cash during the three months ended September 30, 2001 and 2002 totaled $11.0 million and $7.7 million, respectively. Interest paid in cash during the nine months ended September 30, 2001 and 2002 totaled $28.1 million and $19.6 million, respectively. No interest expense was capitalized during the three months or the nine months ended September 30, 2001 and 2002, respectively.

PARENT SENIOR DEBT

         In May 2002, the Company entered into an amended $225.0 million revolving bank facility (the "Parent Facility"). The Parent Facility provides for a borrowing base subject to redeterminations each April and October. The borrowing base at October 1, 2002 was $145.0 million. The Company has the right to increase the borrowing base by up to $10 million during any six month borrowing base period based on a percentage of the face value of subordinated debt (8.75% Notes, 6% Debentures or Trust Preferred) retired by the Company. In October 2002, the Company elected to increase the borrowing base to $147.0 million under this provision. On October 31, 2002, $43.1 million was available. The loan matures in July 2005. The weighted average interest rate was 5.9% and 3.8% for the three months ended September 30, 2001 and 2002, and 7.0% and 4.0% for the nine months then ended, respectively. The interest rate is LIBOR plus a margin of 1.50% to 2.25%, depending on outstandings. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At September 30, 2002, the commitment fee was 0.375% and the interest rate margin was 1.75%. At October 31, 2002, the interest rate was 3.6%.

NON-RECOURSE DEBT

         The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to Range and provides for a borrowing base subject to redeterminations each April and October. On October 31, 2002, the borrowing base was $205.0 million of which $66.0 million was available. The loan matures in January 2005. The interest rate on the Great

Lakes Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.25% to 0.50%. At September 30, 2002, the commitment fee was 0.375% and the interest rate margin was 1.75%. The average interest rate on the Great Lakes Facility, excluding hedges, was 5.9% and 3.9% for the three months ended September 30, 2001 and 2002 and 6.9% and 3.9% for the nine months then ended, respectively. After hedging (see Note 7), the rate was 7.4% and 7.0% for the quarters and 7.8% and 6.8% for the nine months ended September 30, 2001 and 2002, respectively. At October 31, 2002, the interest rate was 3.6% excluding hedges and 6.7% after hedging.

         IPF has a $100.0 million secured revolving credit facility (the "IPF Facility"). The IPF Facility is non-recourse to Range and matures in January 2004. The borrowing base under the IPF Facility is subject to re-determinations each April and October. However, in November 2002, the borrowing base was reduced to $16.9 million of which $100,000 was available on November 4, 2002. The IPF Facility bears interest at LIBOR plus 1.75% to 2.25% depending on outstandings. A commitment fee is paid on the un-drawn balance at an annual rate of 0.375% to 0.50%. At September 30, 2002, the commitment fee was 0.50% and the interest rate margin was 2.25%. The weighted average interest rate on the IPF Facility was 5.8% and 4.2% for the three months ended September 30, 2001 and 2002, and 6.9% and 4.1% for the nine months ended September 30, 2001 and 2002, respectively. As of October 31, 2002, the interest rate was 4.2%.

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes Due 2007 (the "8.75% Notes") are redeemable at 104.375% of principal, declining 1.46% each January to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to senior debt. During the nine month period ended September 30, 2002, the Company exchanged $875,000 face amount of the 8.75% Notes for 183,000 shares of common stock. In addition, during the three month and nine month period ended September 30, 2002 the Company purchased $3.7 million and $8.7 million face amount of the 8.75% Notes for cash, respectively in the market, with a majority of the repurchases at a discount. During the three month and nine month periods ended September 30, 2001, the Company repurchased $10.0 million and $35.0 million face amount of the 8.75% Notes in the market at a discount. Only cash repurchases are reflected on the cash flow statement. The gain on all exchanges is included as a Gain on retirement of debt securities on the Consolidated Statements of Operations. On October 31, 2002, $69.6 million of the 8.75% Notes were outstanding.

         The 6% Convertible Subordinated Debentures Due 2007 (the "6% Debentures") are convertible into common stock at the option of the holder at a price of $19.25 per share. The 6% Debentures mature in 2007 and are redeemable at 103.0% of principal, declining 0.5% each February to 101% in 2006, remaining at that level until it becomes par at maturity. The 6% Debentures are unsecured general obligations subordinated to all senior indebtedness, including the 8.75% Notes. During the three month and nine month period ended September 30, 2001 $1.5 million of 6% Debentures were retired at a discount in exchange for 226,000 shares of common stock and $5.7 million of 6% Debentures were retired at a discount in exchange for 759,000 shares of common stock, respectively. During the nine month period ended September 30, 2002, $7.1 million of 6% Debentures were retired at a discount in exchange for 1,166,000 shares of common stock. In addition, $800,000 and $815,000 of 6% Debentures face amount were repurchased in the three months and nine months ended September 30, 2002, respectively. Extraordinary gains (net of taxes) of $215,000 and $87,000 were recorded in the third quarter of 2001 and 2002, and $862,000 and $840,000 for the nine months ended September 30, 2001 and 2002, respectively. On October 31, 2002, $21.6 million of 6% Debentures were outstanding.

TRUST PREFERRED - MANDITORILY REDEEMABLE SECURITIES OF SUBSIDIARY

         In 1997, a special purpose affiliate (the "Trust") issued $120 million of 5.75% Trust Convertible Preferred Securities (the "Trust Preferred"). The Trust Preferred is convertible into the Company's common stock at a price of $23.50 a share. The Trust invested the proceeds in 5.75% convertible junior subordinated debentures of the Company (the "Junior Debentures"). The Junior Debentures and the Trust Preferred mature in 2027 and are currently redeemable at 103.45% of principal, declining 0.58% each November to par in 2007. The Company guarantees payment on the Trust Preferred to a limited extent, which taken with other obligations, provides a full subordinated guarantee. The Company has the right to suspend distributions on the Trust Preferred for five years without triggering a default. During such suspension, accumulated distributions accrue additional interest at a rate of 5.75% per annum. The accounts of the Trust are included in the consolidated financial statements after eliminations. Distributions are recorded as interest expense in the statement of operations and are tax deductible. During the nine months ended September 30, 2001 and 2002, $2.4 million and $2.4 million of Trust Preferred were reacquired at a discount in exchange for 231,000 and 283,000 shares of common stock. In addition, during the three months ended September 30, 2002 the Company repurchased for cash $2.5 million face amount of Trust Preferred at a discount. Extraordinary gains (net of taxes) of $619,000 and $1.2 million were recorded for the nine months ended September 30, 2001 and 2002, respectively. On October 31, 2002, $84.8 million face amount of the Trust Preferred was outstanding.

         On September 11, 2002, the EITF issued EITF Issue No. 02-15, Determining Whether Certain conversions of Convertible Debt to Equity Securities are within the Scope of FASB Statement No. 84 "Induced Conversions of Convertible Debt." Statement No. 84 was issued to amend APB Opinion No. 26, "Early Extinguishment of Debt" to exclude from its scope convertible debt that is converted to equity securities of the debtor pursuant to conversion privileges different from those included in the terms of the debt at issuance, and the change in conversion privileges is effective for a limited period of time, involves additional consideration, and is made to induce conversion. Statement 84 applies only to conversions that both (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and
(b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted. The Task Force reached a consensus that Statement 84 applies to all conversions that both (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and
(b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted, regardless of the party that initiates the offer. This consensus should be applied prospectively to debt conversions completed after September 11, 2002. Since 1999, the Company has retired 6% Debentures and Trust Preferred securities, each of which are convertible into common stock under the terms of the issue, by either purchasing securities for cash or issuing common stock in exchange for such securities. Since the exchanges of common stock for these convertible debt securities were at relative market values, the convertible securities were retired at a substantial discount to face value. Under the provisions of SFAS No. 84, when an inducement is issued to retire convertible debt, the face value of the convertible debt security shall be charged to Stockholders' equity (common stock and paid in capital), the shares of common stock issued in excess of the shares that would have been issued under the terms of the debt instrument are expensed at the market value of such shares and an offsetting increase to paid in capital will also be recorded. Therefore, instead of recording gains on retirements of such securities acquired at substantial discounts to face value, an expense will be recorded. There will be no difference in total Stockholders' equity from the change in methods of recoding the transactions.

         The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at September 30, 2002. Under the most restrictive covenant, which is embodied in the 8.75% Notes, approximately $800,000 of other restricted payments could be made at September 30, 2002. As this covenant limits the ability to repurchase the 6% Convertible Debentures and Trust Preferred, the Company may seek to amend it. Under the Parent Facility, common dividends are permitted beginning January 1, 2003. Dividends on the Trust Preferred may not be paid unless certain ratio requirements are met. The Parent Facility provides for a restricted payment basket of $20.0 million plus 50% of net income (excluding Great Lakes and IPF) plus 66 2/3% of distributions, dividends or payments of debt from or proceeds from sales of equity interests of Great Lakes and IPF plus 66 2/3% of net cash proceeds from common stock issuances. The Company estimates that $20.4 million was available under the Parent Facility's restricted payment basket on September 30, 2002.

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

         At September 30, 2002, the Company had hedging contracts covering 58.4 Bcf of gas at prices averaging $3.96 per mcf and 1.7 million barrels of oil averaging $24.11 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on contract prices versus the New York Mercantile Exchange ("NYMEX") price on September 30, 2002, was a net unrealized pre-tax loss of $6.8 million. The contracts expire monthly through December 2005. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, which is closing prices on the NYMEX. Transaction gains and losses on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were increased by $8.5 million and $3.5 million due to hedging in the quarters ended September 30, 2001 and 2002 and decreased by $20.2 million and increased by $18.8 million for the nine months then ended, respectively.

         The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                             December 31, 2001             September 30, 2002
                                        -------------------------       -------------------------
                                          Book            Fair            Book            Fair
                                          Value           Value           Value           Value
                                        ---------       ---------       ---------       ---------

Assets
   Cash and equivalents                 $   3,380       $   3,380       $     463       $     463
   Marketable securities                    2,323           2,323             963             963
   Commodity swaps                         52,100          52,100           2,311           2,311
                                        ---------       ---------       ---------       ---------
         Total                             57,803          57,803           3,737           3,737
                                        ---------       ---------       ---------       ---------

Liabilities
   Commodity swaps                             --              --          (9,134)         (9,134)
   Interest rate swaps                     (2,631)         (2,631)         (2,453)         (2,453)
   Long-term debt(1)                     (302,491)       (292,028)       (279,906)       (275,558)
   Trust Preferred(1)                     (89,740)        (50,254)        (84,840)        (51,328)
                                        ---------       ---------       ---------       ---------
         Total                           (394,862)       (344,913)       (376,333)       (338,473)
                                        ---------       ---------       ---------       ---------

         Net financial instruments      $(337,059)      $(287,110)      $(372,596)      $(334,736)
                                        =========       =========       =========       =========

(1)          Fair value based on quotes received from certain brokerage houses.
             Quotes for September 30, 2002 were 99.5% for the 8.75% Notes, 81.5% for the 6% Debentures and 60.5% for the 5.75% Trust Preferred.

         The following schedule shows the effect of closed oil and gas hedges since January 1, 2001 and the value of open contracts at September 30, 2002 (in thousands):


               Quarter                   Hedging Gain/
                Ended                       (Loss)
---------------------------------------  -------------

                     Closed Contracts
                 2001
  March 31                                  (23,440)
  June 30                                    (5,250)
  March 31                                    8,450
  December 31                                14,047
                                           --------
                              Subtotal       (6,193)

                 2002
  March 31                                   11,727
  June 30                                     3,638
  September 30                                3,484
                                           --------
                    Subtotal                 18,849
                                           --------
                   Total realized gain     $ 12,656
                                           ========

                     Open Contracts
                 2002
  December 31                              $ (2,195)
                                           --------
                              Subtotal       (2,195)

                 2003
  March 31                                   (2,921)
  June 30                                    (1,540)
  September 30                                 (410)
  December 31                                  (585)
                                           --------
                              Subtotal       (5,456)

                 2004
  March 30                                     (286)
  June 30                                        37
  September 30                                  357
  December 31                                   442
                                           --------
                              Subtotal          550

                 2005
  March 31                                      (33)
  June 30                                        82
  September 30                                  119
  December 31                                   110
                                           --------
                              Subtotal          278
                                           --------

  Total unrealized loss                      (6,823)
                                           --------
  Total realized and unrealized gain       $  5,833
                                           ========

         Interest rate swaps are accounted for on the accrual basis with income or expense being recorded as an adjustment to interest expense in the period covered. For the three months and the nine months ended September 30, 2002, the related losses were insignificant. Neither the Parent Company nor IPF had interest rate swaps in effect. However, Great Lakes had nine interest rate swap agreements totaling $100.0 million, of which 50% is consolidated at Range. Two agreements totaling $45.0 million at LIBOR rates of 7.1% expire in May 2004. Two agreements totaling $20.0 million at 6.2% expire in December 2002. Five agreements totaling $35.0 million at rates averaging 4.63% expire in June of 2003. The fair value of these swaps at September 30, 2002 approximated a net loss of $4.9 million of which 50% is consolidated at Range.

         The combined fair value of net losses on oil and gas hedges and net losses on interest rate swaps totaled $9.3 million and appear as short-term and long-term Unrealized derivative gains and short-term and long-term Unrealized derivative losses on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of these counterparties is subject to continuing review.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions and claims arising in the ordinary course of business, which includes a royalty owner suit filed in 2000 asking for class action certification against Great Lakes and the Company. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company's financial position or results of operations.

(9)      STOCKHOLDERS' EQUITY

         The Company has authorized capital stock of 110 million shares which includes 100 million of common stock and 10 million of preferred stock. In 1995, the Company issued $28.8 million of $2.03 Convertible Exchangeable Preferred Stock which was convertible into common stock at a price of $9.50. The issue was retired in December 2001. Stockholders equity was $217.6 million at September 30, 2002.

         The following is a schedule of changes in the number of outstanding common shares since the beginning of 2001:

                                                   Nine months
                                                     ended
                                   2001        September 30, 2002
                                -----------    ------------------
Beginning Balance                49,187,682        52,643,275

Issuance
   Employee benefit plans           372,398           298,231
   Stock options exercised          223,594           103,790
   Stock purchase plan              263,000            92,500
   Exchanges for
      6% Debentures                 758,597         1,165,700
      Trust Preferred               291,211           283,200
      $2.03 Preferred               766,889                --
      8.75% Notes                   779,960           182,709
   Other                                (56)               --
                                -----------       -----------
                                  3,455,593         2,126,130
                                -----------       -----------

Ending Balance                   52,643,275        54,769,405
                                ===========       ===========

(10)     STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers and employees pursuant to decisions of the Compensation Committee of the Board of Directors (the "Board"). Information with respect to the option plans is summarized below:

                                            Inactive                    Active
                                    ------------------------    ------------------------
                                      Domain         1989       Directors'       1999
                                       Plan          Plan          Plan          Plan         Total
                                    ----------    ----------    ----------    ----------    ----------
Outstanding on December 31, 2001       137,484       542,700       120,000     1,315,113     2,115,297

  Granted                                   --            --        48,000     1,428,850     1,476,850
  Exercised                             (5,782)      (41,007)       (2,000)      (55,001)     (103,790)
  Expired                                   --       (32,963)      (14,000)     (140,524)     (187,487)
                                    ----------    ----------    ----------    ----------    ----------
                                        (5,782)      (73,970)       32,000     1,233,325     1,185,573
                                    ----------    ----------    ----------    ----------    ----------

Outstanding on September 30, 2002      131,702       468,730       152,000     2,548,438     3,300,870
                                    ==========    ==========    ==========    ==========    ==========


         In 1999, shareholders approved a stock option plan (the "1999 Plan") authorizing the issuance of up to 1.4 million options. In 2001, shareholders approved an increase in the number of options issuable to 3.4 million. The Company submitted a proposal to shareholders, which was approved at the annual meeting of shareholders in May 2002, increasing the number of options issuable to 6.0 million. All options issued under the 1999 Plan from August 5, 1999 through May 22, 2002 vested 25% per year beginning after one year and have a maximum term of 10 years. Options issued under the 1999 Plan after May 22, 2002 vest 30%, 30%, 40% over a three year period and have a maximum term of 5 years. During the nine months ended September 30, 2002, 1,428,850 options were granted under the 1999 Plan at exercise prices of $4.43, $4.87 and $5.49 a share to eligible employees, including 250,000 and 175,000 options granted to the Chairman and the President, respectively. At September 30, 2002, 2.5 million options were outstanding under the 1999 Plan at exercise prices of $1.94 to $6.67.

         In 1994, shareholders approved the Outside Directors' Stock Option Plan (the "Directors' Plan"). In 2000, shareholders approved an increase in the number of options issuable to 300,000, extended the term of the options to ten years and set the vesting period at 25% per year beginning a year after grant. Effective May 22, 2002, the term of the options was changed to five years with vesting immediately upon grant. Director's options are normally granted upon election of a Director or annually upon their reelection at the Annual Meeting. At September 30, 2002, 152,000 options were outstanding under the Directors' Plan at exercise prices of $2.81 to $6.00.

         The Company maintains the 1989 Stock Option Plan (the "1989 Plan") which authorizes the issuance of up to 3.0 million options. No options have been granted under this plan since March 1999. Options issued under the 1989 Plan vest 30% after a year, 60% after two years and 100% after three years and expire in 5 years. At September 30, 2002, 468,730 options remained outstanding under the 1989 Plan at exercise prices of $2.63 to $7.63 a share.

         The Domain stock option plan was adopted when that company was acquired with existing Domain options becoming exercisable into Range common stock. No options have been granted under this plan since the acquisition. At September 30, 2002, 131,702 options, all of which were vested, remained outstanding at an exercise price of $3.46 a share.

          In total, 3.3 million options were outstanding at September 30, 2002 at exercise prices of $1.94 to $7.63 a share as follows:

                                            Inactive                  Active
                                     ----------------------  ----------------------
     Range of           Average        Domain       1989     Directors'    1999
 Exercise Prices     Exercise Price     Plan        Plan        Plan       Plan        Total
-----------------    --------------  ----------  ----------  ----------  ----------  ----------
$ 1.94 - $ 4.99          $3.35        131,702      324,805      56,000    1,145,125   1,657,632
$ 5.00 - $ 7.63          $6.06             --      143,925      96,000    1,403,313   1,643,238
                                      -------      -------     -------    ---------   ---------
      Total              $4.69        131,702      468,730     152,000    2,548,438   3,300,870
                                      =======      =======     =======    =========   =========


         In 1997, shareholders approved a plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. In May 2001, shareholders approved an increase in the number of shares authorized under the Stock Purchase Plan to 1,750,000. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. Acquired shares are subject to a one year holding requirement. To date, all purchase rights have been granted at 75% of market. Due to the discount from market value, the Company recorded additional compensation expense of $348,000 and $126,000 in the nine months ended September 30, 2001 and 2002, respectively. Through September 30, 2002, 1,213,819 shares have been sold under the Stock Purchase Plan for $5.1 million. At September 30, 2002, rights to purchase 242,500 shares were outstanding with terms expiring in May 2003.


(11)     DEFERRED COMPENSATION

         During 1996, the Board of Directors of the Company adopted a deferred compensation plan (the "Plan"). The Plan gives certain senior employees the ability to defer all or a portion of their salaries and bonuses and invest in Common Stock of the Company at a discount to market prices or make other investments at the employee's discretion. The stock held in the benefit trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability of the Company and the carrying value of the deferred compensation is adjusted to fair value each reporting period by a charge or credit to operations in the general and administrative expense category on the Company's statement of operations. The Company recorded total expenses (credit) related to the fair value adjustment of the Plan of ($1.3 million) and ($1.2 million) the three months ended September 30, 2001 and 2002, respectively. For the nine months ended September 30, 2001 and 2002, the Company recorded total expenses (credit) of ($2.3 million) and $71,000, respectively.


(12)     BENEFIT PLAN

         The Company maintains a 401(k) Plan which permits employees to contribute up to 50% of their salary (subject to Internal Revenue limitations) on a pre-tax basis. Historically, the Company has made discretionary contributions to the 401(k) Plan annually. All Company contributions become fully vested after the individual employee has three years of service with the Company. In December 2000 and 2001, the Company contributed $483,000 and $554,000, at then market value, respectively, of the Company's common stock to the 401(k) Plan. Employees have a variety of investment options in the 401(k) Plan. The Company does not require that employees hold the contributed stock in their account. Employees are encouraged to diversify out of Company stock based on their personal investment strategies.

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

                                           December 31,       September 30,
                                               2001                2002
                                           ------------       -------------
                                            (Restated)
Deferred tax assets
   Net operating loss carryover            $     53,977       $      53,977
   Allowance for doubtful accounts                7,035               7,292
   Percentage depletion carryover                 5,256               5,256
   Net unrealized loss on hedging                    --               4,327
   AMT credits and other                            660                 660
                                           ------------       -------------
      Total                                      66,928              71,512

Deferred tax liabilities
   Depreciation                                 (54,732)            (62,635)
   Net realized gain on hedging                 (16,692)                 --
                                           ------------       -------------
      Total                                     (71,424)            (62,635)
                                           ------------       -------------

   Net deferred tax (liability) asset      $     (4,496)      $       8,877
                                           ============       =============


         A deferred tax liability, generated by gains in OCI, of $4.5 million was recorded on the balance sheet at December 31, 2001. The deferred tax asset of $12.2 million at December 31, 2001 was used to offset the majority of the deferred tax liability primarily resulting from unrealized hedging gains included in OCI. Therefore, the benefit of the reduced liability is recorded in 2002 as the hedges creating the gains in OCI transfer to realized revenue. As of September 30, 2002, the deferred tax asset was $8.9 million. During the three and nine months ended September 30, 2002, the Company recorded a deferred tax expense (benefit) in the statement of operations of $363,000 and $(4.6) million, respectively. The deferred tax benefit included $3.9 million, $3.4 million and $3.0 million which was reclassified from other comprehensive income during the first, second and third quarters of 2002, respectively. The Company estimates an additional $1.9 million deferred tax benefit will be reclassified from Other comprehensive income to income in the fourth quarter.

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

(14)     EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                        Three months ended,           Nine months ended,
                                                           September 30,                 September 30,
                                                       -----------------------       -----------------------
                                                         2001           2002          2001            2002
                                                       --------       --------       --------       --------
                                                      (Restated)                    (Restated)

Numerator
    Income before extraordinary item                   $  7,879       $  8,535       $ 43,573       $ 18,871
    Gain on retirement Preferred Stock                       24             --            556             --
    Preferred dividends                                      (1)            --             (9)            --
                                                       --------       --------       --------       --------
    Numerator for earnings per share,
        before extraordinary item                         7,902          8,535         44,120         18,871
    Extraordinary item
        Gain on retirement of securities, net               319            687          1,646          2,002
                                                       --------       --------       --------       --------
    Numerator for earnings per share,
        basic and diluted                              $  8,221       $  9,222       $ 45,766       $ 20,873
                                                       ========       ========       ========       ========

Denominator
   Weighted average shares, basic                        51,507         54,764         50,875         54,101
   Stock held by employee benefit trust                  (1,048)        (1,316)          (990)        (1,177)
                                                       --------       --------       --------       --------
   Weighted average shares, basic                        50,459         53,448         49,885         52,924

   Stock held by employee benefit trust                   1,048          1,316            990          1,177
   Dilutive potential common shares stock options            91            140             91            144
                                                       --------       --------       --------       --------
   Denominator for dilutive earnings per share           51,598         54,904         50,966         54,245
                                                       ========       ========       ========       ========

Earnings per share basic and diluted:
   Before extraordinary gain
      Basic                                            $   0.16       $   0.16       $   0.88       $   0.36
      Diluted                                          $   0.15       $   0.16       $   0.87       $   0.35
  After extraordinary gain
      Basic                                            $   0.16       $   0.17       $   0.92       $   0.39
      Diluted                                          $   0.16       $   0.17       $   0.90       $   0.38


         During the three months ended September 30, 2001 and 2002, 120,000 and 165,000 stock options were included in the computation of diluted earnings per share and for the nine months then ended, 139,000 and 168,000 stock options were included in such computation. Remaining stock options, the 6% Debentures, the Trust Preferred and the $2.03 Preferred were not included because their inclusion would have been antidilutive.

(15)     MAJOR CUSTOMERS

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts that are cancelable within 30 days. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service. For the nine months ended September 30, 2002, two customers, Duke Energy Trading and Marketing and Petrocom Energy Group, LTD, accounted for 13% and 12%, respectively, or more of oil and gas revenues. Management believes that the loss of any one customer would not have a material long-term adverse effect on the Company.

         Between late 1999 and September 30, 2001, Great Lakes sold approximately 90% of its gas production to FirstEnergy, at prices based on the close of NYMEX contracts each month plus a basis differential. In mid-2001, Great Lakes began selling its gas to various purchasers including FirstEnergy. Over the next twelve months, Great

Lakes expects to sell approximately a third of its gas to FirstEnergy. At December 31, 2001, 91% of Great Lakes gas was being sold at prices based on the close of NYMEX contracts each month plus a basis differential. The remainder is sold at a fixed price.

(16)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

                                                                     Nine
                                               Year ended        months ended
                                              December 31,       September 30,
                                                  2001               2002
                                              ------------       -------------
                                               (Restated)
Book value
    Properties subject to depletion           $  1,021,898       $   1,093,547
    Unproved properties                             25,731              20,622
                                              ------------       -------------
        Total                                    1,047,629           1,114,169
    Accumulated depletion                         (514,272)           (570,990)
                                              ------------       -------------

        Net                                   $    533,357       $     543,179
                                              ============       =============

Costs incurred
    Development                               $     69,162       $      45,028
    Exploration(a)                                  11,405              13,490
    Acquisition(b)                                   9,489               9,525
                                              ------------       -------------

        Total                                 $     90,056       $      68,043
                                              ============       =============

(a) Includes $5,879 and $9,257 of exploration costs expensed in 2001 and the nine months ended September 30, 2002, respectively.
(b) Includes $3,792 and $4,405 for oil and gas reserves, the remainder represents acreage purchases in 2001 and the nine months ended September 30, 2002, respectively.

(17)     INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes financial statements as of or for the nine months ended September 30, 2002 (in thousands):

                                                September 30,
                                                    2002
                                                ------------

          Balance Sheet
          Current assets                       $       7,882
          Oil and gas properties, net                173,068
          Transportation and field assets, net        15,456
          Other assets                                   143
          Current liabilities                         13,405
          Long-term debt                              68,000
          Members' equity                            107,144

          Income Statement
          Revenues                             $      38,391
          Net income                                   9,638


(18)     EXTRAORDINARY ITEM

         In the third quarter of 2001, $10.0 million of 8.75% Notes was repurchased for cash and $1.5 million and $120,000 of 6% Debentures and $2.03 Convertible Preferred, respectively, was exchanged for common stock. An extraordinary gain of $319,000 (net of $172,000 of taxes) was recorded because the securities were acquired at a discount. In the third quarter of 2002, $800,000, $2.5 million and $3.7 million of 6% Debentures, 5.75% Preferred and 8.75% Notes, respectively, were repurchased for cash. An extraordinary gain of $687,000 (net of $363,000 of taxes) was recorded because the securities were acquired at a discount. For the nine months ended September 30, 2001 and 2002, respectively, the Company recorded extraordinary gains of $1.6 million (net of taxes of $886,000) and $2.0 million (net of taxes of $1.1 million). See Note 6 for further information on exchanges and repurchases. See Note 3 to the consolidated financial statements "Recent Accounting Pronouncements" regarding further guidance on SFAS 84 and EITF 02-15 and accounting for extraordinary gains.

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

         Proved oil and natural gas reserves - Proved reserves are defined by the U.S. Securities and Exchange Commission ("SEC") as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although the Company's engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation rates utilized by the Company. The Company can not predict the types of reserve revisions that will be required in future periods.

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

         Income taxes - The Company is subject to income and other similar taxes in all areas in which it operates. When recording income tax expense, certain estimates are required because: (a) income tax returns are generally filed months after the close of its calendar year; (b) tax returns are subject to audit by taxing authorities and audits can often take years to complete and settle; and (c) future events often impact the timing of when income tax expenses and benefits are recognized by the Company. The Company has deferred tax assets relating to tax operating loss carryforwards and other deductible differences. The Company routinely evaluates all deferred tax assets to determine the likelihood of their realization. A valuation allowance has not been recognized for deferred tax assets due to management's belief that these assets are likely to be realized.

         The Company's deferred tax assets exceed deferred tax liabilities at year-end 2001, before considering the effects of Other comprehensive income ("OCI"). In determining deferred tax liabilities, accounting rules require OCI to be considered, even though such income (loss) has not yet been earned. The inclusion of OCI causes deferred tax liabilities to exceed deferred tax assets by $4.5 million, therefore, such amount is recorded as deferred tax liability at year-end 2001 on the Company's balance sheet. The Company needs to earn approximately $34.8 million of pre-tax income from the unrealized hedges included in OCI at year-end before statutory taxes will be recorded on the income statement in 2002. Due to the complexity of the accounting rules regarding taxes, the timing of when the Company will record deferred taxes is uncertain.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002, the Company spent $68.0 million on development, exploration and acquisitions. During the period, debt and Trust Preferred were reduced by $27.5 million. At September 30, 2002, the Company had $463,000 in cash, total assets of $637.9 million and, including the Trust Preferred as debt, a debt to capitalization (including debt, deferred taxes and stockholders' equity) ratio of 63%. Excluding the Trust Preferred from debt and equity, the debt to capitalization ratio was 56%. Available borrowing capacity on the

Company's bank lines at September 30, 2002 was $39.4 million at the parent, a net $34.5 million at Great Lakes and $7.9 million at IPF. Long-term debt at September 30, 2002 totaled $364.7 million. This included $101.6 million of parent bank borrowings, a net $68.0 million at Great Lakes, $19.1 million at IPF, $69.6 million of 8.75% Notes, $21.6 million of 6% Debentures and $84.8 million of Trust Preferred.

         During the nine months ended September 30, 2002, 1.6 million shares of common stock were exchanged for $7.1 million of 6% Debentures, $2.4 million of Trust Preferred and $875,000 of 8.75% Notes. In addition, $800,000 face amount of 6% Debentures, $2.5 million face amount of 5.75% Trust Preferred and $8.7 million face amount of 8.75% Notes were repurchased for cash. A $2.0 million extraordinary gain on retirement (net of taxes) was recorded as the securities were acquired at a discount. (See Note 3 to the consolidated financial statements "Recent Accounting Pronouncements").

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

Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 70%, 60%, 30% and 10% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. The $72.5 million of capital expenditures (which included $8.5 million for abandonment) in the nine months ended September 30, 2002 was funded with internal cash flow. Net cash provided by operations for the nine months ended September 30, 2001 and 2002 was $93.3 million and $79.1 million, respectively. Cash flow from operations decreased from the prior year with lower prices and volumes, higher exploration and general and administrative expense being somewhat offset by lower direct operating and interest expense. Net cash used in investing for the nine months ended September 30, 2001 and 2002 was $52.8 million and $65.8 million, respectively. The 2001 period included $61.6 million of additions to oil and gas properties partially offset by $6.9 million of IPF receipts (net of fundings) and $2.0 million in asset sales. The 2002 period included $72.5 million of additions to oil and gas properties partially offset by $5.8 million of IPF receipts (net of fundings). Net cash used in financing for the nine months ended September 30, 2001 and 2002 was $38.3 million and $16.2 million, respectively. During the first nine months of September 2002, total debt (including Trust Preferred) declined $27.5 million. Parent bank debt increased which was more than offset by decreases in non-recourse bank debt of $11.7 million, Subordinated Notes (8.75% Notes and 6% Debentures) of $17.5 million and the Trust Preferred of $4.9 million. The net reduction in debt was the result of exchanges of common stock and the use of excess cash flow to reduce debt.

Capital Requirements

         During the nine months ended September 30, 2002, the $72.5 million of capital expenditures was funded with internal cash flow. The Company seeks to entirely fund its capital budget with internal cash flow. Based on the 2002 capital budget of $100.0 million, the Company sought to increase production and expand the reserve base. Due to certain production interruptions experienced this year, production for the year is not expected to increase. However, the Company believes production will begin to grow by year-end. The Company currently anticipates the capital expenditure program will be entirely funded with internal cash flow in 2002 and will approximate $90.0-$95.0 million.

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

         At October 31, 2002, the Parent had a $147.0 million borrowing base of which $43.1 million was available. Great Lakes, half of which is consolidated at Range, had a $205.0 million borrowing base, of which $66.0 million was available. In November 2002, IPF's borrowing base was redetermined to be $16.9 million, of which $100,000 was currently available on November 4.

Hedging
                               Oil and Gas Prices

         The Company regularly enters into hedging agreements to reduce the impact of fluctuations in oil and gas prices. The Company's current policy, when futures prices justify, is to hedge 50% to 75% of anticipated production from existing proved reserves on a rolling 12 to 18 month basis. At September 30, 2002 hedges were in place covering 58.4 Bcf of gas at prices averaging $3.96 per Mmbtu and 1.7 million barrels of oil at prices averaging $24.11 per barrel. Their fair value at September 30, 2002 (the estimated amount that would be realized on termination based on contract versus NYMEX prices) was a net unrealized pre-tax loss of $6.8 million. The contracts expire monthly and cover approximately 70%, 60%, 30% and 10% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings as it occurs. Net decreases to oil and gas revenues from hedging for the nine months ended September 30, 2001 were $20.2 million and oil and gas revenues were increased by $18.8 million from hedging for the nine months ended September 30, 2002.

                                 Interest Rates

         At September 30, 2002, Range had $364.7 million of debt (including Trust Preferred) outstanding. Of this amount, $176.0 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $188.7 million bore interest at floating rates which averaged 3.7% at September 30, 2002. At times, the Company enters into interest rate swap agreements to limit the impact of interest rate fluctuations on its floating rate debt. At September 30, 2002 Great Lakes had interest rate swap agreements totaling $100.0 million, 50% of which is consolidated at Range. Two agreements totaling $45.0 million at rates of 7.1% expire in May 2004, two agreements totaling $20.0 million at 6.2% expire in December 2002, and five agreements totaling $35.0 million at rates averaging 4.65% expire in June 2003. The values of these swaps are marked to market quarterly. The fair value of the swaps, based on then current quotes for equivalent agreements at September 30, 2002 was a net loss of $4.9 million, of which 50% is consolidated at Range. The 30-day LIBOR rate on September 30, 2002 was 1.81%. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.4 million in annual interest expense.

Capital Restructuring Program

         As described in Note 2 to the Consolidated Financial Statements, the Company took a number of steps beginning in 1998 to strengthen its financial position. These steps included asset sales and the exchange of common stock for fixed income securities. These initiatives have helped reduce parent company bank debt from $365.2 million to $101.6 million and total debt (including Trust Preferred) from $727.2 million to $364.7 million at September 30, 2002. While the Company's financial position has stabilized, management believes debt remains too high. To return to its historical posture of consistent profitability and growth, the Company believes it should further reduce debt. Management currently believes the Company has sufficient cash flow and liquidity to meet its obligations for the next twelve months. However, a significant drop in oil and gas prices or a reduction in production or reserves would reduce the Company's ability to fund capital expenditures and meet its financial obligations.

INFLATION AND CHANGES IN PRICES

         The Company's revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During the first nine months of 2002, the Company received an average of $22.32 per barrel of oil and $3.44 per mcf of gas after hedging compared to $25.85 per barrel of oil and $3.82 per mcf of gas in the same period of the prior year. Although certain of the Company's costs and expenses are affected by the general inflation, such inflation does not normally have a significant effect on the Company. However, industry specific inflationary pressure built up in late 2000 and 2001 due to favorable conditions in the industry. While product prices declined in late 2001 and the three quarters of 2002, the cost of services in the industry have not declined by the same percentage. Increases in product prices could cause industry specific inflationary pressures to again increase.

RESULTS OF OPERATIONS

     SELECTED OPERATING DATA:

                                                     Three months ended                   Nine months ended
                                                        September 30,                        September 30,
                                              ---------------------------------     ---------------------------------
                                                   2001               2002               2001               2002
                                              --------------     --------------     --------------     --------------

Production:
   Crude oil and liquid (bbls)                       573,461            577,928          1,739,126          1,671,646
   Natural gas (mcfs)                             10,645,534         10,447,053         31,141,645         31,020,256

Average daily production:
   Crude oil and liquid (bbls)                         6,233              6,282              6,370              6,123
   Natural gas (mcfs)                                115,712            113,555            114,072            113,627
   Total (mcfe)                                      153,112            151,246            152,295            150,367

Average sales prices (excluding
derivative gains and losses):
   Crude oil (per bbl)                        $        23.82     $        25.43     $        25.13     $        22.51
   Plant products (per bbl)                   $        14.17     $        13.49     $        19.84     $        12.39
   Natural gas (per mcf)                      $         2.67     $         2.99     $         4.50     $         2.82

Average sales price (including derivative
    gains and losses):
   Crude oil (per bbl)                        $        25.27     $        22.05     $        25.85     $        22.32
   Plant products (per bbl)                   $        14.17     $        13.49     $        19.84     $        12.39
   Natural gas (per mcf)                      $         3.40     $         3.48     $         3.82     $         3.44
   Total (mcfe)                               $         3.53     $         3.46     $         3.91     $         3.44

         The following table identifies certain items in the results of operations and is presented to assist in comparison of the second quarter and nine month period of 2002 to the same periods of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

                                               Three months ended       Nine months ended
                                                  September 30,            September 30,
                                              --------------------    --------------------
                                                2001        2002        2001        2002
                                              --------    --------    --------    --------
                                              Restated                Restated
Increase (decrease) in revenues:
  Writedown of marketable securities          $    (50)   $     --    $ (1,398)   $ (1,220)
  Ineffective portion of hedges                   (321)       (419)      2,929      (2,581)
  Gain from sales of assets                        103         266       1,169         292
  Hedging gains (losses)                         8,450       3,484     (20,240)     18,849
  Adjustment to IPF receivables                     --          --       1,879          --
                                              --------    --------    --------    --------
                                              $  8,182    $  3,331    $(15,661)   $ 15,340
                                              ========    ========    ========    ========

Increase (decrease) to expenses:
Fair value deferred compensation adjustment   $ (1,315)   $ (1,249)   $ (2,277)   $     71
Bad debt expense accrual                            --          75          --          75
Adjustment to IPF valuation allowance              473         176          32       2,743
Ineffective portion of interest hedges           1,010         262       1,588         190
                                              --------    --------    --------    --------
                                              $    168    $   (736)   $   (657)   $  3,079
                                              ========    ========    ========    ========

Extraordinary Items:
   Gain on retirement of debt securities      $    319    $    687    $  1,646    $  2,002
                                              ========    ========    ========    ========


Comparison of 2002 to 2001

         Quarters Ended September 30, 2001 and 2002

         Net income in the third quarter of 2002 totaled $9.2 million, compared to $8.2 million in the prior year period. Gains on retirement of debt securities were $319,000 (net of taxes) and $687,000 (net of taxes) for the third quarter of 2001 and 2002, respectively. Production declined to 151.2 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519, other natural production declines in the Gulf Coast area and an unfavorable impact on Gulf Coast volumes from tropical storm Isidore. Revenues declined primarily due to a decrease in average prices per mcfe to $3.46. The average prices received for oil decreased 13% to $22.05 per barrel, increased 2% for gas to $3.48 per mcf and decreased 5% for NGL's to $13.49 per barrel. Production expenses increased 4% to $10.5 million as a result of higher production taxes and other operating expenses. Operating cost (including production taxes) per mcfe produced averaged $0.76 in 2002 versus $0.72 in 2001.

         Transportation and processing revenues increased 13% to $1.0 million in 2002 with higher oil trading margins and higher gas prices. IPF recorded income of $1.3 million, a decrease of $377,000 from the 2001 period. 2001 IPF expenses included an $473,000 unfavorable valuation allowance adjustment. IPF expenses in 2002 includes a $177,000 unfavorable valuation allowance. IPF revenue declined from the previous year due to a smaller portfolio balance. During the quarter ended September 30, 2002, IPF expenses included $391,000 of administrative costs and $241,000 of interest, compared to prior year period administrative expenses of $406,000 and interest of $388,000.

         Exploration expense increased $575,000 to $1.8 million in 2002, primarily due to additional seismic activity and dry hole costs. General and administrative expenses increased 68% or $1.2 million to $3.1 million in the quarter with higher legal, accounting and engineering technical consulting costs, information systems programming costs and salary related expenses. The fair value deferred compensation adjustment included in general and administrative expense is a credit of $1.3 million in the three months ended 2001 and a credit of $1.2 million in 2002. (See Note 11 to the consolidated financial statements).

         Interest and other income was a loss of $181,000 in 2001 and a loss of $125,000 in 2002. The 2001 period included $321,000 of ineffective hedging losses and $103,000 of gains on asset sales. The 2002 period included $419,000 of ineffective hedging losses, and $266,000 of gains on asset sales. Interest expense decreased 29% to $5.8 million as a result of the lower outstanding debt, falling interest rates and lower marked to market swap interest expense. Total debt was $409.6 million and $364.7 million at September 30, 2001 and 2002, respectively. The average interest rates (excluding hedging) were 6.2% and 5.3%, respectively, at September 30, 2001 and 2002 including fixed and variable rate debt.

         Depletion, depreciation and amortization ("DD&A") increased 5% from the third quarter of 2001. The per mcfe DD&A rate for the third quarter of 2002 was $1.42, a $0.09 increase from the rate for the third quarter of 2001. The DD&A rate is determined based on year-end reserves (which are evaluated based on a published ten-year price forecast) and the net book value associated with them and, to a lesser extent, deprecation on other assets owned. The Company currently expects its DD&A rate for the remainder of 2002 to approximate $1.37 per mcfe. The high DD&A rate will make it difficult for the Company to remain profitable if commodity prices fall materially.

         Income taxes were $3.0 million in the third quarter of 2001 (including $172,000 included in extraordinary gain) versus $363,000 of tax expense (included in extraordinary gain) in the three months ended September 30, 2002. At December 31, 2000, the Company had a $72.0 million deferred tax asset for which a full valuation allowance was recorded. Increased oil and gas prices caused the Company to realize enough taxable income to fully utilize the asset during the nine months of 2001. Therefore, the Company provided deferred taxes on income in the quarter ended September 30, 2001 after the valuation allowance was fully utilized. See Note 13 to the consolidated financial statements for current year more information on 2002 taxes.

Nine Month Periods Ended September 30, 2001 and 2002

         Net income for the nine months ended September 30, 2002 totaled $20.9 million compared to $45.2 million for the comparable period of 2001. Gains on retirement of securities (net of taxes) of $1.6 million and $2.0 million are included in the nine months ended September 30, 2001 and 2002, respectively. Production for the nine months declined to 150.4 Mmcfe per day, a 1% decrease from the prior year period. The decline was due to lower production at Matagorda Island 519, other natural production declines in the Gulf Coast area and the unfavorable impact on Gulf Coast volumes from tropical storm Isidore. Revenues declined primarily due to a decrease in average prices per mcfe to $3.44. The average prices received for oil decreased 14% to $22.32 per barrel, 10% for gas to $3.44 per mcf and 38% for NGL's to $12.39 per barrel. Production expenses decreased 14% to $29.7 million in 2002 as a result of lower production taxes and workover costs in the Gulf of Mexico. Operating cost (including production taxes) per mcfe produced averaged $0.72 in 2002 versus $0.83 in 2001.

         Transportation and processing revenues are slightly higher in 2002 than the prior year at $2.7 million. IPF recorded income of $3.5 million, a decrease of $3.7 million from the 2001 period. IPF income in the 2001 period included a favorable receivables adjustment of $1.9 million. IPF expenses in the 2002 period includes $2.7 million of unfavorable valuation allowance adjustments. IPF income declined from the previous year due to smaller portfolio balance. During the nine months ended September 30, 2002, IPF expenses included $1.3 million of administrative costs and $754,000 of interest, compared to prior year period administrative expenses of $1.3 million and interest of $1.5 million.

         Exploration expense increased $5.6 million to $9.3 million in 2002, primarily due to additional seismic activity and additional dry hole costs which includes the first quarter $3.5 million dry hole cost in East Texas. General and administrative expenses increased 51% to $12.3 million in the nine months ended September 30, 2002 due to an increase in the fair value deferred compensation adjustment, higher legal accounting and engineering consulting costs, insurance and salary related expenses. The fair value deferred compensation adjustment included in general and administrative expenses was a credit of $2.3 million in the nine months ended 2001 and an expense of $71,000 in the 2002 period. (See
Note 11 to the consolidated financial statements).

         Interest and other income decreased from a positive $3.1 million to a loss of $3.4 million. The 2001 period included $2.9 million of ineffective hedging gains, $1.2 million of gains on asset sales offset by a $1.4 million write down of marketable securities. The 2002 period included $2.6 million of ineffective hedging losses and a $1.2 million write down of marketable securities. Interest expense decreased 32% to $17.5 million as a result of lower outstanding debt, falling interest rates and lower marked to market swap interest expense. Total debt was $392.2 million and $364.7 million at December 31, 2001 and September 30, 2002, respectively. The average interest rates were 5.5% and 5.3%, respectively, at December 31, 2001 and September 30, 2002 including fixed and valuable rate debt.

         Depletion, depreciation and amortization increased 4% from the nine month period of 2001. The per mcfe DD&A rate for the nine months of 2002 was $1.39, a $0.07 increase from the rate for the same period of the prior year.

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

         The Company periodically enters into hedging arrangements with respect to its oil and gas production. Pursuant to these swaps, Range receives a fixed price for its production and pays market prices to the contract counterparty. This hedging is intended to reduce the impact of oil and gas price fluctuations on the Company's results and not to increase profits. Realized gains or losses are generally recognized in oil and gas revenues when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or other comprehensive income ("OCI"). The gains or losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Of the $6.8 million unrealized pre-tax loss included in OCI at September 30, 2002 $7.1 million of losses would be reclassified to earnings over the next twelve month period if prices remained constant. The actual amounts that will be reclassified will vary as a result of changes in prices. Range does not hold or issue derivative instruments for trading purposes.

         As of September 30, 2002 oil and gas hedges were in place covering 58.4 Bcf of gas and 1.7 million barrels of oil. Their fair value, represented by the estimated amount that would be realized on termination based on contract versus NYMEX prices, was a net unrealized pre-tax loss of $6.8 million at September 30, 2002. These contracts expire monthly through December 2005 and cover approximately 70%, 60%, 30% and 10% of anticipated production from proved reserves on an mcfe basis for the remainder of 2002, 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Net realized losses incurred relating to these swaps for the nine months ended September 30, 2001 were $20.2 million and net realized gains were $18.8 million for the nine months ended September 30, 2002.

         In the first nine months of 2002, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $12.3 million. If oil and gas future prices at September 30, 2002 had declined 10%, the unrealized hedging gain at that date would have increased $26.8 million.

         Interest rate risk. At September 30, 2002 Range had $364.7 million of debt (including Trust Preferred) outstanding. Of this amount, $176.0 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $188.7 million bore interest at floating rates averaging 3.7%. At September 30, 2002 Great Lakes had nine interest rate swap agreements totaling $100.0 million (See Note 7), 50% of which is consolidated at Range, which had a fair value loss (Range's share) of $2.4 million at that date. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.4 million in annual interest expense.

ITEM 4.  CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. No significant changes in the Company's internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

         As detailed in Note 2 to our consolidated financial statements, the Company chose to reaudit its Consolidated Financial Statements for the three years ended December 31, 2001 and in the course of such reaudit KPMG LLP advised the Company that a series of restatements were appropriate. As a result of that reaudit and restatement process, KPMG advised the Company that it may have had a material weakness in its system of internal accounting controls. A company's internal accounting controls should function to ensure (a) the reliability of financial reporting; (b) the effectiveness and efficiency of operations; and (c) compliance with applicable laws and regulations. Given the restatements, the Company was unsure that its internal accounting controls were properly functioning to ensure reliability of financial reporting. In response, management formed a committee of the Chief Financial Officer, Investor Relations Officer and the Controller to meet with the Company's outside auditors and the audit committee of the Board of Directors to discuss accounting standards and pronouncements and ensure that the Company's financial reporting is in full compliance with them. The committee will take affirmative steps as necessary to ensure adequate and properly functioning internal accounting controls. The Company believes that with these actions the Company's internal accounting controls are now properly functioning.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company is involved in various legal actions and claims arising in the ordinary course of business. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on its financial position or results of operations

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable

         (b)      Not applicable

         (c)      Not applicable

         (d)      Not applicable.

ITEM 3.  NOT APPLICABLE.

ITEM 4.  NOT APPLICABLE

ITEM 5.  NOT APPLICABLE

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

         3.2.1. By-Laws of the Company (incorporated by reference to the Company's Registration Statement (No. 33-31558).

         3.2.2    Amended and Restated By-laws of the Company dated May 24,
                  2001.

         (b)      Reports on Form 8/K

                  Form 8K/A dated July 17, 2002 (filed on July 17, 2002) reporting under Item 4 - Changes in Registrants Certifying Accountants.

                  Form 8-K dated July 15, 2002 (filed on July 15, 2002) reporting under Item 4 - Changes in Registrants Certifying Accountants.

                  Form 8-K dated August 14, 2002 (filed on August 14, 2002) reporting under Item 9- Regulation FD Disclosure.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.





                                             RANGE RESOURCES CORPORATION



                                             By:     /s/ Eddie M. LeBlanc
                                                -------------------------------
                                                     Eddie M. LeBlanc
                                                     Chief Financial Officer








November 13, 2002

I, John H. Pinkerton, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Range Resources Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                                            /s/ John H. Pinkerton
                                           ------------------------------------
                                            John H. Pinkerton, President

I, Eddie M. LeBlanc, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Range Resources Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                                     /s/ Eddie M. LeBlanc
                                    -------------------------------------------
                                     Eddie M. LeBlanc, Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
  Number                           Description of Exhibit
 -------         --------------------------------------------------------------
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