Form 10-Q
period 2003-03-31
RANGE RESOURCES CORP
filed 2003-05-07
CIK 315852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____ to ______

         Commission file number 0-9592

                           RANGE RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       34-1312571
(State of or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                                 777 MAIN STREET
                                FT. WORTH, TEXAS
                    (Address of principal executive offices)

                                      76102
                                   (Zip Code)

       Registrant's telephone number, including area code: (817) 870-2601

  (Former name or former address, if changed since last report): Not applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

            55,571,945 Common Shares were outstanding on April 30, 2003.

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

                           RANGE RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,    MARCH 31,
                                                                                           2002          2003
                                                                                       ------------    ----------
                                       ASSETS                                                         (Unaudited)
Current assets
     Cash and equivalents                                                                $    1,334    $    1,388
     Accounts receivable                                                                     26,832        45,350
     IPF receivables, net (Note 2)                                                            6,100         5,500
     Unrealized derivative gain (Note 2)                                                          4            78
     Inventory and other                                                                      3,084         3,474
     Deferred tax asset, net (Note 13)                                                            -        19,820
                                                                                         ----------    ----------
                                                                                             37,354        75,610
                                                                                         ----------    ----------
IPF receivables, net (Note 2)                                                                18,351        15,589
Unrealized derivative gain (Note 2)                                                              13           435

Oil and gas properties, successful efforts method (Note 16)                               1,154,549     1,215,531
    Accumulated depletion and depreciation                                                 (590,143)     (587,839)
                                                                                         ----------    ----------
                                                                                            564,406       627,692
                                                                                         ----------    ----------
Transportation and field assets (Note 2)                                                     34,143        35,225
    Accumulated depreciation and amortization                                               (16,071)      (16,765)
                                                                                         ----------    ----------
                                                                                             18,072        18,460
                                                                                         ----------    ----------
Deferred tax asset, net (Note 13)                                                            15,785             -
Other (Note 2)                                                                                4,503         4,517
                                                                                         ----------    ----------
                                                                                         $  658,484    $  742,303
                                                                                         ==========    ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                    $   27,044    $   29,425
     Asset retirement obligation (Note 3)                                                         -        15,931
     Accrued liabilities                                                                      9,678         8,987
     Accrued interest                                                                         4,449         2,632
     Unrealized derivative loss (Note 2)                                                     26,035        43,380
                                                                                         ----------    ----------
                                                                                             67,206       100,355
                                                                                         ----------    ----------
Senior debt (Note 6)                                                                        115,800       121,800
Non-recourse debt (Note 6)                                                                   76,500        78,500
Subordinated notes (Note 6)                                                                  90,901        90,021

Trust preferred - manditorily redeemable security of subsidiary (Note 6)                     84,840        84,440
Deferred tax credits, net (Note 13)                                                               -         2,319
Unrealized derivative loss (Note 2)                                                           9,079        14,987
Deferred compensation liability (Note 11)                                                     8,049         9,725
Asset retirement obligation (Note 3)                                                              -        38,113
Commitments and contingencies (Note 8)

Stockholders' equity (Notes 9 and 10)
     Preferred stock, $1 par, 10,000,000 shares authorized,
      none issued or outstanding                                                                  -             -
     Common stock, $.01 par, 100,000,000 shares authorized,                                     550           554
        54,991,611 and 55,433,212 issued and outstanding, respectively
     Capital in excess of par value                                                         391,082       394,091
     Stock held by employee benefit trust, and 1,324,537
         1,519,164 shares, respectively, at cost (Note 11)                                   (6,188)       (7,362)
     Retained earnings (deficit)                                                           (158,059)     (148,605)
     Deferred compensation expense                                                             (125)         (182)
     Other comprehensive income (loss) (Note 2)                                             (21,151)      (36,453)
                                                                                         ----------    ----------
                                                                                            206,109       202,043
                                                                                         ----------    ----------
                                                                                         $  658,484    $  742,303
                                                                                         ==========    ==========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           --------------------
                                                                             2002        2003
                                                                           --------     -------
Revenues
    Oil and gas sales                                                      $ 44,283     $54,330
    Transportation and processing                                               774       1,027
    IPF income (Note 2)                                                       1,171         539
    Gain on retirement of securities (Note 18)                                1,185         150
    Other                                                                    (2,009)        928
                                                                           --------     -------
                                                                             45,404      56,974
                                                                           --------     -------
Expenses
   Direct operating                                                           9,204      13,028
   IPF                                                                        1,772         618
   Exploration                                                                5,271       2,453
   General and administrative (Note 11)                                       4,470       4,846
   Debt conversion and extinguishment expense (Note 6)                            -         465
   Interest expense and dividends on trust preferred                          5,357       5,544
   Depletion, depreciation and amortization                                  18,100      20,967
                                                                           --------     -------
                                                                             44,174      47,921
                                                                           --------     -------

Income before income taxes and accounting change                              1,230       9,053

Income taxes (Note 13)
    Current                                                                       -           4
    Deferred                                                                 (3,111)      4,086
                                                                           --------     -------
                                                                             (3,111)      4,090
                                                                           --------     -------
Income before cumulative effect of change in
   accounting principle                                                       4,341       4,963
   Cumulative effect of change in accounting principle
      (net of taxes of $2.4 million) (Note 3)                                     -       4,491
                                                                           --------     -------
Net income                                                                 $  4,341     $ 9,454
                                                                           ========     =======

Comprehensive income (loss) (Note 2)                                       $(23,072)    $(5,848)
                                                                           ========     =======

Earnings per share (Note 14)
   Before cumulative effect of change in
      accounting principle                          - basic                $   0.08     $  0.09
                                                                           ========     =======
                                                    - diluted              $   0.08     $  0.09
                                                                           ========     =======
   After cumulative effect of change in
      accounting principle                          - basic                $   0.08     $  0.18
                                                                           ========     =======
                                                    - diluted              $   0.08     $  0.17
                                                                           ========     =======

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                               2002                2003
                                                                             --------            --------
CASH FLOWS FROM OPERATIONS
   Net income                                                                $  4,341            $  9,454
   Adjustments to reconcile net income to
      net cash provided by operations:
        Cumulative effect of change in accounting principle                         -              (4,491)
        Deferred income taxes                                                  (3,111)              4,086
        Depletion, depreciation and amortization                               18,100              20,967
        Write-down of marketable securities                                       369                   -
        Unrealized hedging (gains) losses                                       1,328                (733)
        Allowance for bad debts                                                 1,126                 334
        Exploration expense                                                     5,271               2,453
        Amortization of deferred issuance costs                                   144                 229
        Gain on retirement of securities                                       (1,185)               (150)
        Debt conversion and extinguishment expense                                  -                 465
        Deferred compensation adjustments                                       1,359                 564
        Gain (loss) on sale of assets                                               1                 (87)
        Changes in working capital:
           Accounts receivable                                                 (1,134)            (18,725)
           Inventory and other                                                    (69)               (390)
           Accounts payable                                                    (3,046)                922
           Accrued liabilities                                                 (2,767)              3,236
                                                                             --------            --------
                   Net cash provided by operations                             20,727              18,134
                                                                             --------            --------
CASH FLOWS FROM INVESTING
   Oil and gas properties                                                     (18,633)            (25,820)
   Field service assets                                                          (390)             (1,141)
   IPF investments                                                             (1,599)               (583)
   IPF repayments                                                               1,493               3,680
   Exploration expense                                                         (5,271)             (2,453)
   Asset sales                                                                     35                 292
                                                                             --------            --------
                   Net cash used in investing                                 (24,365)            (26,025)
                                                                             --------            --------
CASH FLOWS FROM FINANCING
   Net borrowings on parent facility and non-recourse debt                     37,900              37,100
   Net repayments on parent facility and non-recourse debt                    (37,001)            (29,100)
   Other debt repayments                                                          (14)               (236)
   Issuance of common stock                                                        57                 181
                                                                             --------            --------
                   Net cash provided by financing                                 942               7,945
                                                                             --------            --------

Change in cash                                                                 (2,696)                 54
Cash and equivalents, beginning of period                                       3,380               1,334
                                                                             --------            --------
Cash and equivalents, end of period                                          $    684            $  1,388
                                                                             ========            ========

                             SEE ACCOMPANYING NOTES.

                           RANGE RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND NATURE OF BUSINESS

         The Company is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. To a minor extent, the Company also provides financing to smaller oil and gas producers through a wholly-owned subsidiary, Independent Producer Finance ("IPF"). The Company seeks to increase its reserves and production primarily through development, exploratory drilling and acquisitions. Range holds its Appalachian oil and gas assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C. ("Great Lakes").

         The Company believes it has sufficient liquidity and cash flow to meet its obligations for the next twelve months. However, a material drop in oil and gas prices or a reduction in production and reserves would reduce its ability to fund capital expenditures, reduce debt and meet its future financial obligations. In addition, the Company's high depletion, depreciation and amortization ("DD&A") rate may make it difficult to remain profitable if oil and gas prices decline. The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the ability to acquire reserves on an attractive basis, the inherent risks of the search for, development and production of oil and gas, the ability to sell production at prices which provide an attractive return and the highly competitive nature of the industry. The Company's ability to expand its reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, borrowings or the issuance of debt or equity securities.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and a 50% pro rata share of the assets, liabilities, income and expenses of Great Lakes. Liquid investments with original maturities of 90 days or less are considered cash equivalents. Certain reclassifications have been made to the presentation of prior periods to conform to current year presentation. The interim financial statements reflect all adjustments, including normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

REVENUE RECOGNITION

         The Company recognizes revenues from the sale of products and services in the period delivered. Payments received at IPF relating to return on investment are recognized as income; remaining receipts reduce receivables. Although receivables are concentrated in the oil industry, the Company does not view this as an unusual credit risk. The Company had allowances for doubtful accounts relating to its exploration and production business of $835,000 and $894,000 at December 31, 2002 and March 31, 2003, respectively.

MARKETABLE SECURITIES

         Holdings of equity securities that qualify as available-for-sale are recorded at fair value. The Company owns approximately 18% of a very small publicly traded independent exploration and production company. This entity has experienced growing difficulties, operationally and financially. During the first three months of 2002, the Company determined that the decline in the market value of this equity security was other than temporary and losses of $369,000 were recorded as a reduction to Other revenues. Based on its analysis of the investment and its assessment of the prospects of realizing any value on the stock, the Company determined that the investment had no determinable value at June 30, 2002 and the book value of the investment was fully reserved. In October 2002, several creditors sought to place this entity in involuntary bankruptcy. In February 2003, the United States Bankruptcy Court entered an order for relief under Chapter 11 of the Bankruptcy Codes for this entity. As of April 30, 2003, this company is still publicly traded.

INDEPENDENT PRODUCER FINANCE

         IPF acquires dollar denominated royalties in oil and gas properties from small producers. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received believed to relate to the return on investment are recognized as income; remaining receipts reduce receivables. No interest income is recorded on impaired receivables and any payments received applicable to impaired receivables are applied as a reduction of the receivable. Receivables classified as current represent the return of capital expected within 12 months. All receivables are evaluated quarterly and provisions for uncollectible amounts are established based on the Company's valuation of its royalty interest in the oil and gas properties. At December 31, 2002 and March 31, 2003, IPF's valuation allowance totaled $12.6 million and $13.7 million, respectively. The receivables are non-recourse and are from small independent operators who usually have limited access to capital and the property interests backing the receivables frequently lack diversification. Therefore, operational risk is substantial and there is significant risk that required maintenance and repairs, development and planned exploitation may be delayed or not accomplished. During the first quarter of 2003, IPF revenues were $539,000 offset by $258,000 of general and administrative costs, $101,000 of interest and a $259,000 increase in the valuation allowance. During the same period of the prior year, revenues were $1.2 million offset by a $1.1 million increase in the valuation allowance, general and administrative expenses of $394,000 and $253,000 of interest. IPF's net receivables have declined from a high of $77.2 million in 1998 to $21.1 million at March 31, 2003, as it has focused on recovering its investment. The Company is continually assessing its strategic alternatives with regards to IPF. Since 2001, IPF has not entered into any new financing agreements and does not anticipate entering into any in the future. Therefore, the size of its portfolio should continue to decline due to collections.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil is converted to gas equivalent basis ("mcfe") at the rate of six mcf per barrel. The DD&A rates were $1.35 and $1.51 per mcfe in the quarters ended March 31, 2002 and 2003, respectively. Unproved properties had a net book value of $19.0 million and $17.8 million at December 31, 2002 and March 31, 2003, respectively.

         The Company's long-lived assets are reviewed for impairment quarterly for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on management's plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. Management estimates prices based upon market related information including published futures prices. In years where market information is not available, prices are escalated for inflation. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. When the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets.

TRANSPORTATION, PROCESSING AND FIELD ASSETS

         The Company's gas gathering systems are generally located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of 10 to 15 years. The Company receives third party income for providing certain field services which are recognized as earned. These revenues approximated $500,000 in each of the three month periods ended March 31, 2002 and 2003. Depreciation on the field assets is calculated on the straight-line method based on estimated useful lives of five to seven years. Buildings are depreciated over 10 to 15 years.

OTHER ASSETS

         The expense of issuing debt is capitalized and included in Other assets on the balance sheet. These costs are generally amortized over the expected life of the related securities (using the sum-of-the-years digits amortization method which management believes does not differ materially from the effective interest method). When a security is retired prior to maturity, related unamortized costs are expensed. At December 31, 2002 and March 31, 2003, these capitalized costs totaled $3.0 million and $2.8 million, respectively. At March 31, 2003, Other assets included $2.8 million unamortized debt issuance costs, $588,000 of long-term deposits, and $1.1 million of marketable securities held in a deferred compensation plan.

GAS IMBALANCES

         The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than gas produced. A liability is recognized when the imbalance exceeds the estimate of remaining reserves. Gas imbalances at December 31, 2002 and March 31, 2003 were immaterial.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

         The Company enters into contracts to reduce the impact of volatile oil and gas prices. These contracts generally qualify as cash flow hedges; however, certain of the contracts have an ineffective portion (changes in realized prices that do not match the changes in hedge price) which is recognized in earnings. Gains or losses on open contracts are recorded in OCI. The Company also enters into swap agreements to reduce the risk of changing interest rates. These agreements qualify as cash flow hedges whereby changes in the fair value of the swaps are reflected as an adjustment to OCI to the extent the swaps are effective and are recognized in income as an adjustment to interest expense in the period covered for the ineffective portion.

         Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in Stockholders' equity as Other comprehensive income (loss) ("OCI") and reclassified to earnings when the transaction is consummated. Changes in the value of the ineffective portion of all open hedges are recognized in earnings as they occur. At March 31, 2003, the Company reflected an unrealized net pre-tax hedging loss on its balance sheet of $56.0 million. This accounting can greatly increase volatility of earnings and stockholders' equity of independent oil companies which have active hedging programs, such as Range. Earnings are affected by the ineffective portion of a hedge contract (changes in realized prices that do not match the changes in the hedge price). Ineffective gains or losses are recorded in Other revenue while the hedge contract is open and may increase or reverse until settlement of the contract. Stockholders' equity is affected by the increase or decrease in OCI. Typically, when oil and gas prices increase, OCI decreases. Of the $56.0 million unrealized pre-tax loss at March 31, 2003, $41.8 million of losses would be reclassified to earnings over the next twelve month period and $14.2 million for the periods thereafter, if prices remained constant. Actual amounts that will be reclassified will vary as a result of changes in prices.

         The Company had hedge agreements with Enron North America Corp. ("Enron") for 22,700 Mmbtu per day at $3.20 per Mmbtu for the first three contract months of 2002. At December 31, 2001, based on accounting requirements, an allowance for bad debts of $1.4 million was recorded, offset by a $318,000 ineffective gain included in income and a $1.0 million gain included in OCI related to these defaulted hedge contracts. The gain included in OCI at year-end 2001 was included in Other revenue in the first quarter of 2002. In the three months ended March 31, 2002 the Company wrote off this receivable against the allowance for bad debts. The last Enron contract expired in March 2002.

         Other revenues in the Consolidated Statements of operations reflected ineffective hedging losses of $1.7 million and gains of $804,000 for the three months ended March 31, 2002 and March 31, 2003, respectively. Interest expense includes ineffective interest hedging gains of $372,000 and losses of $71,000 for the three months ended March 31, 2002 and March 31, 2003, respectively. Net unrealized hedging losses of $57.8 million (including $1.8 million of losses on interest rate swaps) and OCI of a loss of $36.5 million (net of taxes) were recorded on the balance sheet at March 31, 2003. See Note 7.

COMPREHENSIVE INCOME

         Comprehensive Income is defined as changes in Stockholders' equity from non-owner sources, which is calculated below (in thousands):

                                                                       Three Months Ended
                                                                            March 31,
                                                                    ------------------------
                                                                      2002            2003
                                                                    --------        --------
Net income                                                          $  4,341        $  9,454
Net amount of hedging (gain) loss reclassed to earnings              (11,727)         25,890
Change in unrealized gains (losses), net                             (15,014)        (41,192)
Defaulted hedge contracts, net                                          (672)              -
                                                                    --------        --------
Comprehensive income (loss)                                         $(23,072)       $ (5,848)
                                                                    ========        ========

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates which may significantly impact the financial statements include oil and gas reserves, impairment tests on oil and gas properties, IPF valuation allowance and the fair value of derivatives.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement 13 and Technical corrections" ("SFAS 145"). Extinguishment of debt will be accounted for in accordance with Accounting Principle Board Opinion No. 30 "Reporting the Results of Operations, Reporting the effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As a result gains from early extinguishment of debt will be reported in income from continuing operations. The Company adopted the provisions of SFAS 145 as of January 1, 2003. This adoption resulted in the reclassification of extraordinary gain on sale of securities totaling $1.2 million to revenue in the three months ended March 31, 2002, with no change to reported net income.

         In December 2002, the FASB issued Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation Transition and Disclosure," ("SFAS 148"). This statement amends Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation," and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure of these effects in interim financial reporting. The provisions for the alternative transition methods and disclosure requirements were effective for the year-ended December 31, 2002. The

Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required in all future filings (see below).

PROFORMA STOCK BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans because the exercise prices employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the three months ended March 31, 2002 and 2003, respectively consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         2002                  2003
                                                       -------             --------
Net income, as reported -                              $ 4,341             $  9,454

Deduct: Total stock based
          employee compensation
          expense determined under
          fair value based method
          for all awards, net of
          related tax effects                             (220)                (421)
                                                       -------             --------
Pro forma net income                                   $ 4,121             $  9,033
                                                       =======             ========
Earnings per share:
           Basic-as reported                              0.08                 0.18
           Basic-pro forma                                0.08                 0.17

           Diluted-as reported                            0.08                 0.17
           Diluted-pro forma                              0.08                 0.16

(3)      ASSET RETIREMENT OBLIGATION

         Beginning in 2003, Statement of Financial Accounting Standards No. 143 "Asset Retirement Obligations" ("SFAS 143") requires the Company to recognize an estimated liability for the plugging and abandonment of its oil and gas wells and associated pipelines and equipment. Previously, the Company had recognized a plugging and abandonment obligation primarily for its offshore properties. This liability was shown netted against oil and gas properties on the balance sheet. Under SFAS 143, the Company now recognizes a liability for asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 requires the Company to consider estimated salvage value in the calculation of DD&A. Consistent with industry practice, historically the Company had assumed the cost of plugging and abandonment on its onshore properties would be offset by salvage value received. The adoption of SFAS 143 resulted in (i) an increase of total liabilities, because retirement obligations are required to be recognized (ii) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (iii) an increase in DD&A expense, because of the accretion of the retirement obligation. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells.

         The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate of 9%. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

         The adoption of SFAS 143 as of January 1, 2003 resulted in a cumulative effect gain of $4.5 million (net of income taxes of $2.4 million) or $0.08 per share which is included in income for the quarter ended March 31, 2003. The adoption resulted in a January 1, 2003 cumulative effect adjustment to record
(i) a $37.3 million increase in the carrying values of proved properties, (ii) a $21.0 million decrease in accumulated depletion, (iii) a $2.3 million increase in current plugging and abandonment liabilities, (iv) a $49.1 million increase in non-current plugging and abandonment liabilities and (v) a $2.4 million decrease in deferred tax assets. The net impact of items (i) through (v) was to record a gain of $4.5 million, net of tax, as a cumulative effect adjustment of a change in accounting principle. The pro forma effects of the application of SFAS 143, as if the Statement had been adopted net-of-tax on January 1, 2002 (rather than January 1, 2003), are presented below (in thousands, except per share data):

                                                 Pro Forma
                                          Three Months Ended March
                                                     31,
                                        ----------------------------
                                          2002                2003
                                        --------            --------
Net income                              $  8,686            $  4,963
Earnings per share - basic              $   0.17            $   0.09
                   - diluted            $   0.16            $   0.09

         A reconciliation of the Company's liability for plugging and abandonment costs for the three months ended March 31, 2003 is as follows (in thousands):

Asset retirement obligation, December 31, 2002                $        -
Cumulative effect adjustment                                      51,390
Liabilities incurred                                               1,773
Liabilities settled                                                 (226)
Accretion expense                                                  1,107
                                                              ----------
Asset retirement obligation, March 31, 2003                   $   54,044
                                                              ==========

         The pro forma asset retirement obligation liability balance as if SFAS 143 had been adopted on January 1, 2002 (rather than January 1, 2003) is as follows (in thousands):

                                                               January 1,
                                                                  2002
                                                               ----------
Pro forma amounts of liability for asset
  retirement obligation at beginning of period                 $   48,294

(4)      ACQUISITIONS

         Acquisitions are accounted for under the purchase method. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at acquisition. The Company purchased various properties for $1.0 million and $6.0 million during the three months ended March 31, 2002 and 2003, respectively. These purchases include $51,000 and $5.0 million for proved oil and gas reserves, respectively, the remainder represents unproved acreage purchases. Acquisitions have been funded with internal cash flow and bank borrowings.

(5)      SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Three Months Ended
                                                             March 31,
                                                         ------------------
                                                           2002      2003
                                                         --------   -------
                                                           (in thousands)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued
     Under benefit plans                                 $    602   $ 1,274
     Exchanged for fixed income securities                  3,565       760

CASH USED IN OPERATING ACTIVITIES:
Income taxes paid                                               -         -
Interest paid                                               8,046     7,130

         The Company has and will continue to consider exchanging common stock or equity-linked securities for debt, despite the negative impact on its financial statements due to Statement of Financial Accounting Standards 84 (See
Note 6). If, in the opinion of management, the transaction is favorable for the Company and its shareholders, the transaction will be executed. Existing stockholders may be materially diluted if substantial exchanges are consummated. The extent of dilution will depend on the number of shares and price at which common stock is issued, the price at which newly issued securities are convertible and the price at which debt is acquired.

(6)      INDEBTEDNESS

         The Company had the following debt and Trust preferred (as hereinafter defined) outstanding as of the dates shown (in thousands). Interest rates at March 31, 2003 excluding the impact of interest rate swaps are shown parenthetically:

                                                                    December 31,      March 31,
                                                                        2002            2003
                                                                    ------------      ---------
Senior debt
     Parent credit facility (3.3%)                                    $ 115,800       $ 121,800
                                                                      ---------       ---------
Non-recourse debt
     Great Lakes credit facility (3.2%)                                  76,500          78,500
                                                                      ---------       ---------

Subordinated debt
     8.75% Senior Subordinated Notes due 2007                            69,281          69,281
     6% Convertible Subordinated Debentures due 2007                     21,620          20,740
                                                                      ---------       ---------
                                                                         90,901          90,021
                                                                      ---------       ---------
Total debt                                                              283,201         290,321
                                                                      ---------       ---------
Trust preferred - manditorily redeemable securities
     of subsidiary                                                       84,840          84,440
                                                                      ---------       ---------

Total                                                                 $ 368,041       $ 374,761
                                                                      =========       =========

         Interest paid in cash during the three months ended March 31, 2002 and 2003 totaled $8.0 million and $7.1 million, respectively. No interest expense was capitalized during the three months ended March 31, 2002 and 2003.

PARENT BANK DEBT

         In May 2002, the Company entered into an amended $225.0 million revolving bank facility (the "Parent Facility"). The Parent Facility provides for a borrowing base subject to redeterminations each April and October. On March 31, 2003, the borrowing base was $147.0 million, of which $25.2 million was available. On April 1, 2003, the borrowing base was increased to $170.0 million and the term of the loan was extended to January 1, 2007. The borrowing base at April 30, 2003 was $170.0 million of which $58.2 million was available. The Company has the right to increase the borrowing base by up to $10 million during any six month borrowing base period based on a percentage of the face value of subordinated debt (8.75% Notes, 6% Debentures or Trust Preferred) retired by the Company. The weighted average interest rate was 4.2% and 3.4% for the three months ended March 31, 2002 and 2003, respectively. The interest rate is LIBOR plus a margin of 1.50% to 2.25%, depending on outstanding borrowings. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At March 31, 2003, the commitment fee was 0.375% and the interest rate margin was 0.75%. At April 30, 2003, the interest rate was 3.1%.

NON-RECOURSE DEBT

         The Company consolidates its proportionate share of borrowings on Great Lakes' $275.0 million secured revolving bank facility (the "Great Lakes Facility"). The Great Lakes Facility is non-recourse to the Company and provides for a borrowing base subject to semi-annual redeterminations each April and October. Cash distributions to members of the joint venture are limited by a covenant contained in the Great Lakes Facility. On March 31, 2003, the borrowing base was $205.0 million of which $48.0 million was available. On April 1, 2003, the term of the loan was extended to January 1, 2007 and the borrowing base was increased to $225.0 million. The borrowing base at April 30, 2003 was $225.0 million, of which $77.0 million was available. The interest rate on the Great Lakes Facility is LIBOR plus 1.50% to 2.00%, depending on outstandings. A commitment fee is paid on the undrawn balance at an annual rate of 0.25% to 0.50%. At March 31, 2003, the commitment fee was 0.50% and the interest rate margin was 0.625%. The average interest rate on the Great Lakes Facility, excluding hedges, was 4.0% and 3.5% for the three months ended March 31, 2002 and 2003, respectively. After hedging (see Note 7), the rate was 4.9% and 6.0% for the quarter ended March 31, 2002 and 2003, respectively. At April 30, 2003, the interest rate was 3.1% excluding hedges and 5.5% after hedging.

SUBORDINATED NOTES

         The 8.75% Senior Subordinated Notes Due 2007 (the "8.75% Notes") are currently redeemable at 102.9167% of principal, declining 1.46% each January to par in 2005. The 8.75% Notes are unsecured general obligations subordinated to senior debt. During the three month period ended March 31, 2002, the Company exchanged $875,000 face amount of the 8.75% Notes for 182,709 shares of common stock. Only cash repurchases are reflected on the cash flow statement. The gain on all exchanges and repurchases is included as a Gain on retirement of securities on the Consolidated Statement of operations. On April 30, 2003, $69.3 million of the 8.75% Notes was outstanding.

         The 6% Convertible Subordinated Debentures Due 2007 (the "6% Debentures") are convertible into common stock at the option of the holder at a price of $19.25 per share. The 6% Debentures mature in 2007 and are redeemable at 102.5% of principal, declining 0.5% each February to 101% in 2006, remaining at that level until maturity. The 6% Debentures are unsecured general obligations subordinated to all senior indebtedness, including the 8.75% Notes. During the three month ended March 31, 2002, $1.5 million of 6% Debentures were retired at a discount in exchange for 247,000 shares of common stock. In addition, during the three month period ended March 31, 2002, the Company purchased $15,000 face amount of the 6% Debentures at a discount. During the three month period ended March 31, 2003, $880,000 of 6% Debentures were retired at a discount in exchange for 128,793 shares of common stock. The Company recorded a $465,000 conversion expense related to this exchange (see discussion below). On April 30, 2003, $20.7 million of the 6% Debentures was outstanding.

TRUST PREFERRED - MANDITORILY REDEEMABLE SECURITIES OF SUBSIDIARY

         In 1997, a special purpose affiliate (the "Trust") issued $120 million of 5.75% Trust Convertible Preferred Securities (the "Trust Preferred"). The Trust Preferred is convertible into the Company's common stock at a price of $23.50 a share. The Trust invested the proceeds in 5.75% convertible junior subordinated debentures of the Company (the "Junior Debentures"). The Junior Debentures and the Trust Preferred mature in 2027 and are currently redeemable at 102.875% of principal, declining 0.58% each November to par in 2007. The Company guarantees payment on the Trust Preferred to a limited extent, which taken with other obligations, provides a full subordinated guarantee. The Company has the right to suspend distributions on the Trust Preferred for five years without triggering a default. During such suspension, accumulated distributions accrue interest at a rate of 5.75% per annum. The accounts of the Trust are included in the consolidated financial statements after eliminations. Distributions are recorded as Interest expense in the Consolidated Statement of operations, are tax deductible and are subject to limitations in the Parent facility as described below. During the three months ended March 31, 2002, $2.4 million of Trust Preferred were reacquired at a discount in exchange for 283,200 shares of common stock. During the three months ended March 31, 2003, the Company repurchased for cash $400,000 face amount of the Trust Preferred at a discount. On April 30, 2003, $84.4 million face amount of the Trust Preferred was outstanding.

         On September 11, 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-15, Determining Whether Certain conversions of Convertible Debt to Equity Securities are within the Scope of FASB Statement 84 "Induced Conversions of Convertible Debt" ("SFAS 84"). SFAS 84 was issued to amend APB Opinion No. 26, "Early Extinguishment of Debt" to exclude from its scope convertible debt that is converted to equity securities of the debtor pursuant to conversion privileges different from those included in the terms of the debt at issuance, and the change in conversion privileges is effective for a limited period of time, involves additional consideration, and is made to induce conversion. SFAS 84 applies only to conversions that both (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and (b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted. The Task Force reached a consensus that SFAS 84 applies to all conversions that both (a) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time and
(b) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted, regardless of the party that initiates the offer. This consensus should be applied prospectively to debt conversions completed after September 11, 2002. Since 1999, the Company has retired 6% Debentures and Trust Preferred securities, each of which are convertible into common stock under the terms of the issue, by either purchasing securities for cash or issuing common stock in exchange for such securities. Since the exchanges of common stock for these convertible debt securities were at relative market values, the convertible securities were retired at a substantial discount to face value. Under the provisions of SFAS No. 84, when an inducement is issued to retire convertible debt, the face value of the convertible debt security shall be charged to Stockholders' equity (common stock and paid in capital), the shares of common stock issued in excess of the shares that would have been issued under the terms of the debt instrument are expensed at the market value of such shares and an offsetting increase to paid in capital will also be recorded. Therefore, instead of recording gains on retirements of such securities acquired at substantial discounts to face value, an expense will be recorded. There will be no difference in total Stockholders' equity from the change in methods of recording the transactions.

         The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at March 31, 2003. Under the most restrictive covenant, which is embodied in the 8.75% Notes, approximately $560,000 of restricted payments could be made at March 31, 2003. As this covenant limits the ability to repurchase the 6% Convertible Debentures and Trust Preferred, the Company may seek to amend it. Under the Parent Facility, common dividends are permitted beginning January 1, 2003. Dividends on the Trust Preferred may not be paid unless certain ratio requirements are met. The Parent Facility provides for a restricted payment basket of $20.0 million plus 50% of net income (excluding Great Lakes and IPF) plus 66-2/3% of distributions, dividends or payments of debt from or proceeds from sales of equity interests of Great Lakes and IPF plus 66-2/3% of net cash proceeds from common stock issuances. Due to the retirement of the separate IPF credit facility with borrowings under the Parent Facility in December 2002, IPF is no longer excluded from this calculation. The Company estimates that $22.7 million was available under the Parent Facility's restricted payment basket on March 31, 2003.

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

         At March 31, 2003, the Company had hedging contracts covering 76.7 Bcf of gas at prices averaging $4.05 per mcf and 1.9 million barrels of oil averaging $24.82 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on contract prices versus the New York Mercantile Exchange ("NYMEX") price on March 31, 2003, was a net unrealized pre-tax loss of $56.0 million. The contracts expire monthly through December 2005. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, which is closing prices on the NYMEX. Transaction gains and losses on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were increased by $11.7 million and decreased by $25.9 million due to hedging in the quarters ended March 31, 2002 and 2003, respectively.

         The following table sets forth the book and estimated fair values of financial instruments (in thousands):

                                                      December 31, 2002               March 31, 2003
                                                ----------------------------    --------------------------
                                                   Book             Fair          Book            Fair
                                                   Value            Value         Value           Value
                                                -----------      -----------    ----------      ----------
Assets
   Cash and equivalents                         $    1,334       $     1,334    $    1,388      $    1,388
   Marketable securities                             1,040             1,040         1,113           1,113
   Commodity swaps                                      17                17           513             513
                                                ----------       -----------    ----------      ----------
          Total                                      2,391             2,391         3,014           3,014
                                                ----------       -----------    ----------      ----------

Liabilities
   Commodity swaps                                 (32,964)          (32,964)      (56,558)        (56,558)
   Interest rate swaps                              (2,150)           (2,150)       (1,809)         (1,809)
   Long-term debt(1)                              (283,201)         (279,894)     (290,321)       (287,592)
   Trust Preferred(1)                              (84,840)          (52,177)      (84,440)        (50,292)
                                                ----------       -----------    ----------      ----------
          Total                                   (403,155)         (367,185)     (433,128)       (396,251)
                                                ----------       -----------    ----------      ----------

          Net financial instruments             $ (400,764)      $  (364,794)   $ (430,114)     $ (393,237)
                                                ==========       ===========    ==========      ==========

(1) Fair value based on quotes received from certain brokerage houses. Quotes for March 31, 2003 were 101.0% for the 8.75% Notes, 83.5% for the 6% Debentures and 60.0% for the 5.75% Trust Preferred.

         The following schedule shows the effect of closed oil and gas hedges since January 1, 2002 and the value of open contracts at March 31, 2003 (in thousands):

                                                                Hedging
                       Quarter                                   Gain/
                        Ended                                   (Loss)
-----------------------------------------------------           -------
                             Closed Contracts
                       2002
March 31                                                         11,727
June 30                                                           3,638
September 30                                                      3,484
December 31                                                      (1,059)
                                                                -------
                                             Subtotal            17,790

                       2003
March 31                                                        (25,890)
                                                               --------
                                  Total realized loss          $ (8,100)
                                                               ========
                             Open Contracts
                       2003
June 30                                                         (12,084)
September 30                                                    (11,201)
December 31                                                     (10,498)
                                                               --------
                                             Subtotal           (33,783)

                       2004
March 31                                                         (7,980)
June 30                                                          (4,503)
September 30                                                     (3,379)
December 31                                                      (3,380)
                                                               --------
                                             Subtotal           (19,242)

                       2005
March 31                                                         (2,308)
June 30                                                            (114)
September 30                                                         27
December 31                                                        (625)
                                                               --------
                                             Subtotal            (3,020)
                                                               --------

Total unrealized loss                                           (56,045)
                                                               --------
Total realized and unrealized gain loss                        $(64,145)
                                                               ========

         Interest rate swaps are accounted for on the accrual basis. Through Great Lakes, the Company uses interest rate swap agreements to manage the risk that future cash flows associated with interest payments on amounts outstanding under the variable rate Great Lakes Facility may be adversely affected by volatility in market interest rates. Under the Company's interest swap agreements, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. Changes in the fair value of the Company's interest rate swaps, which qualify for cash flow hedge accounting treatment are reflected as adjustments to Other comprehensive income (loss) to the extent the swaps are effective and will be recognized as an adjustment to interest expense during the period in which the cash flows related to the Company's interest payments are made. The ineffective portion of the changes in fair value of the Company's interest rate swaps is recorded in interest expense in the period incurred. At March 31, 2003, Great Lakes had nine interest rate swap agreements totaling $100.0 million, of which 50% is consolidated at the Company. These swaps consist of two agreements totaling $35.0 million at rates averaging 4.6% which expire in June 2003, two agreements totaling $45.0 million at 7.1% which expire in May 2004, and two agreements totaling $20.0 million at rates averaging 2.3% which expire in December 2004. The fair value of these swaps at March 31, 2003 approximated a net loss of $3.6 million, of which 50% is consolidated at the Company.

         The combined fair value of net losses on oil and gas hedges and net losses on interest rate swaps totaled $57.8 million and appear as short-term and long-term Unrealized derivative gains and short-term and long-term Unrealized derivative losses on the balance sheet. Hedging activities are conducted with major financial or commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of these counterparties is subject to continuing review.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions and claims arising in the ordinary course of business which, in the opinion of management, are likely to be resolved without material adverse effect on the Company's financial position or results of operations.

(9)      STOCKHOLDERS' EQUITY

         The Company has authorized capital stock of 110 million shares which includes 100 million of common stock and 10 million of preferred stock. Stockholders' equity was $202.0 million at March 31, 2003. The following is a schedule of changes in the number of outstanding common shares since the beginning of 2002:

                                               Twelve Months             Three Months
                                                   Ended                     Ended
                                             December 31, 2002          March 31, 2003
                                             -----------------          --------------
Beginning Balance                               52,643,275                54,991,611

Issuances:
   Employee benefit plans                          417,661                   217,938
   Stock options exercised                         130,566                    74,870
   Stock purchase plan                             168,500                    20,000
   Exchanges for:
      6% Debentures                              1,165,700                   128,793
      Trust Preferred                              283,200                         -
      8.75% Senior notes                           182,709                         -
                                                ----------                ----------
                                                 2,348,336                   441,601
                                                ----------                ----------
Ending Balance                                  54,991,611                55,433,212
                                                ==========                ==========

(10)     STOCK OPTION AND PURCHASE PLANS

         The Company has four stock option plans, of which two are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers and employees pursuant to decisions of the Compensation Committee of the Board of Directors (the "Board"). Information with respect to the option plans is summarized below:

                                                 Inactive                  Active
                                           -------------------     ----------------------
                                           Domain        1989      Directors'     1999
                                            Plan         Plan         Plan        Plan          Total
                                           -------     -------     ----------   ---------     ---------
Outstanding on December 31, 2002           131,702     453,580      152,000     2,544,862     3,282,144

  Granted                                        -           -            -     1,422,900     1,422,900
  Exercised                                (28,670)    (30,825)           -       (15,375)      (74,870)
  Expired                                        -      (3,500)           -        (5,675)       (9,175)
                                           -------     -------     --------     ---------     ---------
                                           (28,670)    (34,325)           -     1,401,850     1,338,855
                                           -------     -------     --------     ---------     ---------
Outstanding on March 31, 2003              103,032     419,255      152,000     3,946,712     4,620,999
                                           =======     =======     ========     =========     =========

         In 1999, shareholders approved a stock option plan (the "1999 Plan") providing for the issuance of options on 1.4 million common shares. In 2001, shareholders approved an increase in the number of options issuable to 3.4 million. In May 2002, shareholders approved an increase in the number of options issuable to 6.0 million. All options issued under the 1999 Plan from August 5, 1999 through May 22, 2002 vested 25% per year beginning after one year and had a maximum term of 10 years. Options issued under the 1999 Plan after May 22, 2002 vest 30%, 30% and 40% over a three year period and have a maximum term of five years. During the three months ended March 31, 2003, options were granted under the 1999 Plan at exercise prices of $5.83 a share to eligible employees, including 175,000 and 150,000 options granted to the Chairman and the President, respectively. At March 31, 2003, 3.9 million options were outstanding under the 1999 Plan at exercise prices of $1.94 to $6.67.

         In 1994, shareholders approved the Outside Directors' Stock Option Plan (the "Directors' Plan"). In 2000, shareholders approved an increase in the number of options issuable to 300,000, extended the term of the options to ten years and set the vesting period at 25% per year beginning a year after grant. Effective May 22, 2002, the term of the options was changed to five years with vesting immediately upon grant. Director's options are normally granted upon election of a director or annually upon their re-election at the annual meeting. At March 31, 2003, 152,000 options were outstanding under the Directors' Plan at exercise prices of $2.81 to $6.00 a share.

         The Company maintains the 1989 Stock Option Plan (the "1989 Plan") which authorized the issuance of options on 3.0 million common shares. No options have been granted under this plan since March 1999. Options issued under the 1989 Plan vest 30%, 30% and 40% over a three year period and expire in five years. At March 31, 2003, 419,255 options remained outstanding under the 1989 Plan at exercise prices of $2.62 to $7.62 a share.

         The Domain stock option plan was adopted when that company was acquired, with existing Domain options becoming exercisable into the Company's common stock. No options have been granted under this plan since the acquisition. At March 31, 2003, 103,032 options, all of which were vested, remained outstanding at an exercise price of $3.46 a share.

         In total, 4.6 million options were outstanding at March 31, 2003 at exercise prices of $1.93 to $7.62 a share as follows:

                                             Inactive                 Active
                                        -----------------     ----------------------
    Range of               Average       Domain     1989      Directors'     1999
Exercise Prices        Exercise Price     Plan      Plan         Plan        Plan          Total
----------------       --------------   -------   -------     ----------   ---------     ---------
$ 1.94  -  $ 4.99          $ 3.37       103,032   278,080       56,000     1,114,249     1,551,361
$ 5.00  -  $ 7.63          $ 5.94             -   141,175       96,000     2,832,463     3,069,638
                                        -------   -------     --------     ---------     ---------
     Total                 $ 5.08       103,032   419,255      152,000     3,946,712     4,620,999
                                        =======   =======     ========     =========     =========

         In 1997, shareholders approved a plan (the "Stock Purchase Plan") authorizing the sale of 900,000 shares of common stock to officers, directors, key employees and consultants. In May 2001, shareholders approved an increase in the number of shares authorized under the Stock Purchase Plan to 1,750,000. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. To date, all purchase rights have been granted at 75% of market. Due to the discount from market value, the Company recorded additional compensation expense of $62,000 and $0 in the three months ended March 31, 2003 and 2002, respectively. Through March 31, 2003, 1,309,819 shares have been sold under the Stock Purchase Plan for $5.5 million. At March 31, 2003, rights to purchase 146,500 shares were outstanding with terms expiring in May 2003.

(11)     DEFERRED COMPENSATION

         During 1996, the Board of the Company adopted a deferred compensation plan (the "Plan"). The Plan gives certain senior employees the ability to defer all or a portion of their salaries and bonuses and invests in common stock of the Company or makes other investments at the employee's discretion. The Company's stock held in the employee benefit trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability of the Company and the carrying value of the deferred compensation is adjusted to fair value each reporting period by a charge or credit to operations in the General and administrative expense category on the Company's Consolidated Statement of operations. The Company recorded mark-to-market expense related to deferred compensation of $782,000 and $385,000 in the three months ended March 31, 2002 and 2003, respectively.

(12)     BENEFIT PLAN

         The Company maintains a 401(k) Plan for its employees. The Plan permits employees to contribute up to 50% of their salary (subject to Internal Revenue limitations) on a pre-tax basis. Historically, the Company has made discretionary contributions of Company stock to the 401(k) Plan annually. All Company contributions become fully vested after the individual employee has three years of service with the Company. In 2000, 2001 and 2002 the Company contributed $483,000, $554,000 and $602,000 at then market value, respectively, of the Company's common stock to the 401(k) Plan. The Company does not require that employees hold the contributed stock in their account. Employees have a variety of investment options in the 401(k) Plan. Employees are encouraged to diversify out of Company stock based on their personal investment strategy.

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

                                                  December 31,         March 31,
                                                      2002               2003
                                                  -------------        ---------
Deferred tax assets
   Net operating loss carryover                     $ 71,661           $  71,264
   Allowance for doubtful accounts                     4,717               5,114
   Net unrealized loss on hedging                     11,388              19,608
   AMT credits and other                                 665                 665
                                                    --------           ---------
      Total                                           88,431              96,651
Deferred tax liabilities
   Depreciation                                      (72,646)            (79,150)
                                                    --------           ---------
      Total                                          (72,646)            (79,150)
                                                    --------           ---------
   Net deferred tax asset                           $ 15,785           $  17,501
                                                    ========           =========

         A deferred tax liability of $4.5 million was recorded on the balance sheet at year-end 2001. Without considering the tax effects of certain deferred hedging gains included in Other comprehensive income (loss) at December 31, 2001, deferred tax assets exceeded deferred tax liabilities by $12.2 million, at December 31, 2001. The inclusion of deferred tax liabilities related to OCI caused the deferred tax liabilities to exceed deferred tax assets by the amount recorded on the balance sheet and accordingly, the valuation allowance on the deferred tax asset was reversed in 2001 through a reduction of $6.1 million and an increase to OCI of $12.2 million. During 2002, the $12.2 million included in OCI at December 31, 2001 was reversed as the related hedge positions closed as an $11.2 million reduction of 2002 income tax expense, an $18,000 adjustment of prior-period estimates and a $960,000 increases to Capital in excess of par value. The $960,000 increase to Capital in excess of par value relates to the tax benefits of employer stock option plans. At December 31, 2002, deferred tax assets exceeded deferred tax liabilities by $15.7 million with $11.4 million of deferred tax assets related to deferred hedging losses included in OCI. Based on the Company's recent profitability and its current outlook, no valuation allowance was deemed necessary at December 31, 2002. At March 31, 2003, deferred tax assets exceeded deferred tax liabilities by $17.5 million with $19.6 million of deferred tax assets related to hedging losses in OCI. The quarter ended March 31, 2003 deferred tax expense includes $917,000 of expense related to prior periods' percentage depletion carryover.

         At December 31, 2002, the Company had regular net operating loss ("NOL") carryovers of $218.2 million and alternative minimum tax ("AMT") NOL carryovers of $198.5 million that expire between 2003 and 2022. Regular NOLs generally offset taxable income and to such extent, no income tax payments are required. To the extent that AMT NOLs offset AMT income, no alternative minimum tax payment is due. NOLs generated prior to a change-of-control are subject to limitations. The Company experienced several changes-of-control events between 1994 and 1998 due to acquisitions. Consequently, the use of $34.1 million of NOLs is limited to $10.2 million per year. Remaining NOLs are not limited. At December 31, 2002, the Company had an AMT credit carryover of $665,000 which is not subject to limitation or expiration.

(14)     EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

                                                                Three Months Ended,
                                                                     March 31,
                                                               ----------------------
                                                                 2002          2003
                                                               -------       --------
Numerator
    Numerator for earnings per share,
        before extraordinary item                              $ 4,341       $  4,963
        Cumulative effect of accounting change                       -          4,491
                                                               -------       --------
    Numerator for earnings per share,
        basic and diluted                                      $ 4,341       $  9,454
                                                               =======       ========
Denominator
   Weighted average shares, basic                               52,978         55,196
    Stock held by employee benefit trust                        (1,040)        (1,327)
                                                               -------       --------
    Weighted average shares, basic                              51,938         53,869

   Stock held by employee benefit trust                          1,040          1,327
   Dilutive potential common shares stock options                  304            413
                                                               -------       --------
   Denominator for dilutive earnings per share                  53,282         55,609
                                                               =======       ========

Earnings per share basic and diluted:
   Before cumulative effect of accounting change
      Basic                                                    $  0.08       $   0.09
      Diluted                                                  $  0.08       $   0.09
  After cumulative effect of accounting change
      Basic                                                    $  0.08       $   0.18
      Diluted                                                  $  0.08       $   0.17

         During the three months ended March 31, 2002 and 2003, 339,000 and 445,000 stock options were included in the computation of diluted earnings per share. Remaining stock options, the 6% Debentures and the Trust Preferred were not included because their inclusion would have been antidilutive.

(15)     MAJOR CUSTOMERS

         The Company markets its production on a competitive basis. Gas is sold under various types of contracts ranging from life-of-the-well to short-term contracts that are cancelable within 30 days. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service. For the three months ended March 31, 2003, three customers, Petrocom Energy Group, Ltd, Duke Energy Trading and Marketing, and First Energy, accounted for 18%, 13% and 10%, respectively, of oil and gas revenues. Management believes that the loss of any one customer would not have a material long-term adverse effect on the Company.

(16)     OIL AND GAS ACTIVITIES

         The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

                                                         Three
                                       Year Ended     Months Ended
                                       December 31,     March 31,
                                          2002            2003
                                       ------------   ------------
Book value
     Properties subject to depletion   $ 1,135,590    $ 1,197,677
     Unproved properties                    18,959         17,854
                                       -----------    -----------
         Total                           1,154,549      1,215,531
     Accumulated depletion                (590,143)      (587,839)
                                       -----------    -----------

         Net                           $   564,406    $   627,692
                                       ===========    ===========

Costs incurred(a)
     Development                       $    66,284    $    17,821
     Exploration(b)                         23,232          4,158
     Acquisition(c)                         21,790          5,988
                                       -----------    -----------

         Total                         $   111,306    $    27,967
                                       ===========    ===========

(a) Excludes asset retirement costs of $1.8 million in the three months ended March 31, 2003.

(b) Includes $11,525 and $2,453 of exploration costs expensed in the year ended 2002 and the three months ended March 31, 2003, respectively.

(c) Includes $15,643 and $5,048 for oil and gas reserves, the remainder represents acreage purchases for the year ended 2002 and the three months ended March 31, 2003, respectively.

(17)     INVESTMENT IN GREAT LAKES

         The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture's assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes financial statements as of or for the three months ended March 31, 2002 and 2003 (in thousands):

                                               March 31,  March 31,
                                                 2002       2003
                                               ---------  ---------
Balance Sheet
Current assets                                 $  8,768   $ 11,827
Oil and gas properties, net                     167,662    206,098
Transportation and field assets, net             15,397     15,190
Unrealized derivative gain                          782        435
Other assets                                         78         92
Current liabilities                               7,792     20,106
Unrealized derivative loss                        1,867      4,779
Asset retirement obligation                          --     17,277
Long-term debt                                   72,000     78,500
Members' equity                                 111,028    112,980

Statement of Operations
Revenues                                       $ 12,804   $ 14,453
Direct operating expense                          2,064      2,589
Exploration                                         613        294
G&A expense                                         452        466
Interest expense(1)                                 913      1,264
DD&A                                              3,215      3,668
Pretax income                                     5,547      6,172
Cumulative effect of change in
   accounting principle (before income taxes         --      1,601

(1) March 31, 2002 included $372,000 income on ineffective portion of interest hedges versus $71,000 expense in the first quarter of 2003.

(18)     GAIN ON RETIREMENT OF SECURITIES

         In the first quarter of 2003, $400,000 of Trust Preferred was repurchased for cash and $880,000 of 6% Debentures was exchanged for common stock. A gain of $150,000 was recorded on the cash transaction because the securities were acquired at a discount. The exchange transaction included conversion expense of $465,000. (See Note 6 regarding further guidance on SFAS 84 and accounting for gains on sale of securities). In the first quarter of 2002, $15,000 of 6% Debentures was repurchased for cash and $2.4 million, $1.5 million and $875,000 of Trust Preferred, 6% Debentures and $8.75% Notes, respectively, was exchanged for common stock. A gain of $1.2 million was recorded because the securities were acquired at a discount and SFAS 84 did not apply to these transactions because they occurred before the effective date of September 11, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FINANCIAL CONDITION AND LIQUIDITY

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operation are based upon unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Application of certain of the Company's accounting policies, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes and contingencies and litigation, require significant estimates. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Proved oil and natural gas reserves - Proved reserves are defined by the U.S. Securities and Exchange Commission ("SEC") as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although the Company's engineers are knowledgeable of and follow the guidelines for reserves as established by the SEC, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company can not predict what reserve revisions may be required in future periods.

         Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to its oil and gas producing activities and reserve quantities annual disclosure to the consolidated financial statements. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

         Successful efforts accounting - The Company utilizes the successful efforts method to account for exploration and development expenditures. Unsuccessful exploration wells are expensed and can have a significant effect on operating results. Successful exploration drilling costs and all development costs are capitalized and systematically charged to expense using the units of production method based on proved developed oil and natural gas reserves as estimated by the Company's and third-party engineers. Leasehold costs are charged expense using the units of production method based on total proved reserves. The Company also uses proved developed reserves as the divisor to accrue the expense of estimated future dismantlement and abandonment costs.

         Impairment of properties - The Company continually monitors its long-lived assets recorded in Property, plant and equipment in the Consolidated Balance sheet to make sure that they are fairly presented. The Company must evaluate its properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. The Company cannot predict whether impairment charges may be recorded in the future.

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

         The Company's deferred tax assets exceeded deferred tax liabilities at year-end 2001, before considering the effects of Other comprehensive income ("OCI"). In determining deferred tax liabilities, accounting rules require OCI to be considered, even though such income (loss) has not yet been earned. The inclusion of OCI caused deferred tax liabilities to exceed deferred tax assets by $4.5 million at year-end 2001 and this amount was recorded as a deferred tax liability on the balance sheet. At year-end 2002, deferred tax assets exceeded deferred tax liabilities by $15.8 million with $11.4 million of deferred tax assets related to deferred hedging losses included in OCI. Based on the Company's projected profitability, no valuation allowance was deemed necessary.

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

         Other significant accounting policies requiring estimates include the following: The Company recognizes revenues from the sale of products and services in the period delivered. Revenues at IPF are recognized as earned. An allowance for doubtful accounts is provided for specific receivables which is unlikely to be collected. At IPF, all receivables are evaluated quarterly and provisions for uncollectible amounts are established. Such provisions for uncollectible amounts are recorded when management believes that a related receivable is not recoverable based on current estimates of expected discounted cash flows. The Company records a write down of marketable securities when the decline in market value is considered to be other than temporary. Change in the value of the ineffective position of all open hedges is recognized in earnings quarterly. The fair value of open hedging contracts is an estimated amount that could be realized upon termination. The Company stock held in the deferred compensation plan is treated as treasury stock and the carrying value of the deferred compensation is adjusted to fair value each reporting period by a charge or credit to operations in general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2003, the Company spent $28.0 million on development, exploration and acquisitions. During the period, debt and Trust Preferred increased by $6.7 million. At March 31, 2003, the Company had $1.4 million in cash, total assets of $742.3 million and, including the Trust Preferred as debt, a debt to capitalization (including debt, deferred taxes and stockholders' equity) ratio of 65%. Excluding the Trust Preferred from debt and equity, the debt to capitalization ratio was 59%. Available borrowing capacity on the Company's bank lines at March 31, 2003 was $25.2 million at the parent and $24.0 million at Great Lakes. Long-term debt at March 31, 2003 totaled $374.8 million. This included $121.8 million of Parent bank borrowings, a net $78.5 million at Great Lakes, $69.3 million of 8.75% Notes, $20.7 million of 6% Debentures and $84.4 million of Trust Preferred.

         During the three months ended March 31, 2003, 129,000 shares of common stock were exchanged for $880,000 of 6% Debentures. In addition, $400,000 face amount of 5.75% Trust Preferred was repurchased for cash. A $150,000 gain on retirement was recorded on the cash repurchase as the securities were acquired at a discount and a conversion expense of $465,000 was recorded on the exchange.

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

Cash Flow

         The Company's principal sources of cash are operating cash flow and bank borrowings. The Company's cash flow is highly dependent on oil and gas prices. The Company has entered into hedging agreements covering approximately 80%, 70%, and 40% of anticipated production from proved reserves on a mcfe basis for the remainder of 2003, 2004 and 2005, respectively. The $27.0 million of capital expenditures in the three months ended March 31, 2003 was funded with internal cash flow and bank borrowings. Net cash provided by operations for the three months ended March 31, 2002 and 2003 was $20.7 million and $18.1 million, respectively. Cash flow from operations was lower than the prior year with significantly higher prices and volumes, lower exploration expense being somewhat offset by higher direct operating expenses. Accounts receivable increased $18.5 million from December 31, 2002 due to higher prices and volumes. These receivables will be collected in the second quarter of 2003. Net cash used in investing for the three months ended March 31, 2002 and 2003 was $24.4 million and $26.0 million, respectively. The 2002 period included $18.6 million of additions to oil and gas properties. The 2003 period included $25.8 million of additions to oil and gas properties partially offset by $3.1 million of IPF receipts (net of fundings) and lower exploration expenditures. Net cash provided by financing for the three months ended March 31, 2002 and 2003 was $942,000 and $7.9 million, respectively. During the first three months of March 2003, total debt, including Trust Preferred increased $6.7 million. Parent bank debt and non-recourse bank debt increased $8.0 million, Subordinated Notes (8.75% Notes and 6% Debentures) decreased $880,000 and the Trust Preferred decreased $400,000. The net increase in debt was the result of timing of cash flows.

Capital Requirements

         During the three months ended March 31, 2003, $27.0 million of capital expenditures was funded with internal cash flow and bank borrowings. The Company seeks to entirely fund its capital budget with internal cash flow. Based on the 2003 capital budget of $110.0 million, the Company will seek to increase production and expand the reserve base.

Banking

         The Company maintains two separate revolving bank credit facilities: a $225.0 million Parent facility and a $275.0 million Great Lakes facility (of which 50% is consolidated at Range). Each facility is secured by substantially all the borrowers' assets. The Great Lakes facility is non-recourse to the Company. As Great Lakes is 50% owned, half its borrowings are consolidated in the Company's financial statements. Availability under the facilities is subject to borrowing bases set by the banks semi-annually and in certain other circumstances. The borrowing bases are dependent on a number of factors, primarily the lenders' assessment of the future cash flows. Redeterminations, other than increases, require approval of 75% of the lenders, increases require unanimous approval.

         At April 30, 2003, the Parent had a $170.0 million borrowing base of which $58.2 million was available. Great Lakes, half of which is consolidated at Range, had a $225.0 million borrowing base, of which $77.0 million was available.

HEDGING

Oil and Gas Prices

         The Company regularly enters into hedging agreements to reduce the impact of oil and gas price fluctuations. The Company's current policy, when futures prices justify, is to hedge 50% to 75% of projected production on a rolling 12 to 24 month basis. At March 31, 2003, hedges were in place covering
76.7 Bcf of gas at prices averaging $4.05 per Mmbtu and 1.9 million barrels of oil at prices averaging $24.82 per barrel. Their fair value at March 31, 2003 (the estimated amount that would be realized on termination based on contract versus NYMEX prices) was a net unrealized pre-tax loss of $56.0 million. The contracts expire monthly and cover approximately 80%, 70% and 40% of anticipated production from proved reserves on a mcfe basis for the remainder of 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined based on the difference between the contract price and a reference price, generally closing prices on the NYMEX. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings as it occurs. Net decreases to oil and gas revenues from hedging for the three months ended 2003 were $25.9 million and oil and gas revenues were increased by $11.7 million from hedging for the three months ended March 31, 2002.

Interest Rates

         At March 31, 2003, Range had $374.8 million of debt (including Trust Preferred) outstanding. Of this amount, $174.5 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $200.3 million bore interest at floating rates which averaged 3.3% at March 31, 2003. At times, the Company enters into interest rate swap agreements to limit the impact of interest rate fluctuations on its floating rate debt. At March 31, 2003, Great Lakes had interest rate swap agreements totaling $100.0 million, 50% of which is consolidated at the Company. These swaps consist of five agreements totaling $35.0 million at rates averaging 4.6% which expire in June 2003, two agreements totaling $45.0 million at 7.1% which expire in May 2004, and two agreements totaling $20.0 million at rates averaging 2.3% which expire in December 2004. The values of these swaps are marked to market quarterly. The fair value of the swaps, based on then current quotes for equivalent agreements at March 31, 2003 was a net loss of $3.6 million, of which 50% is consolidated at the Company. The 30 day LIBOR rate on March 31, 2003 was 1.3%. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.5 million in annual interest expense.

Capital Restructuring Program

         The Company took a number of steps beginning in 1998 to strengthen its financial position. These steps included the sale of assets and the exchange of common stock for fixed income securities. These initiatives have helped reduce Parent company bank debt from $365.2 million to $121.8 million and total debt (including Trust Preferred) from $727.2 million to $374.8 million at March 31, 2003. While the Company's financial position has improved, management believes debt remains too high. The Company believes it should further reduce debt as a percentage of its capitalization. The Company currently believes it has sufficient liquidity and cash flow to meet its obligations for the next twelve months; however, a significant drop in oil and gas prices or a reduction in production or reserves would reduce the Company's ability to fund capital expenditures and meet its financial obligations.

INFLATION AND CHANGES IN PRICES

         The Company's revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict. During the first three months of 2003, the Company received an average of $23.64 per barrel of oil and $3.95 per mcf of gas after hedging compared to $22.66 per barrel of oil and $3.26 per mcf of gas in the same period of the prior year. Although certain of the Company's costs and expenses are affected by the general inflation, inflation does not normally have a significant effect on the Company. During 2002, the Company experienced a slight decline in certain drilling and operational costs when compared to the prior year. Increases in commodity prices can cause inflationary pressures specific to the industry to also increase certain costs. The Company expects an increase in these costs in 2003.

RESULTS OF OPERATIONS

    VOLUMES AND SALES DATA:

                                                   Three Months Ended
                                                         March 31,
                                                -------------------------
                                                   2002           2003
                                                ----------     ----------
Production:
   Crude oil and liquid (bbls)                     534,165          583,140
   Natural gas (mcfs)                           10,214,311       10,358,359

Average daily production:
   Crude oil (bbls)                                  4,890            5,434
   NGLs (per bbls)                                   1,045            1,045
   Natural gas (mcfs)                              113,492          115,093
   Total (mcfes)                                   149,103          153,969

Average sales prices (excluding hedging):
   Crude oil (bbls)                            $     18.80     $      31.44
   NGLs (bbls)                                 $     10.92     $      20.17
   Natural gas (mcfs)                          $      2.28     $       6.08

Average sales price (including hedging):
   Crude oil (bbls)                            $     22.66     $      23.64
   NGLs (bbls)                                 $     10.92     $      20.17
   Natural gas (mcfs)                          $      3.26     $       3.95
   Total (mcfes)                               $      3.30     $       3.92

         The following table identifies certain items included in the results of operations and is presented to assist in comparison of the first quarter of 2003 to the same period of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2002        2003
                                                   --------    --------
Increase (decrease) in revenues:
     Write-down of marketable securities           $   (369)   $     --
     Ineffective portion of hedges                   (1,699)        804
     Gain (loss) from sales of assets                    (1)         88
     Realized hedging gains (losses)                 11,726     (25,890)
                                                   --------    --------
                                                   $  9,657    $(24,998)
                                                   ========    ========
Increase (decrease) to expenses:
     Fair value deferred compensation adjustment   $    782    $    385
     Bad debt expense accrual                            --          75
     Adjustment to IPF valuation allowance            1,126         259
     Ineffective portion of interest rate hedges        372         (71)
                                                   --------    --------
                                                   $  2,280    $    648
                                                   ========    ========
Cumulative effect of change in
     accounting principle (net of tax)             $     --    $  4,491
                                                   ========    ========

Comparison of 2003 to 2002

Quarters Ended March 31, 2003 and 2002

         Net income in the first quarter of 2003 totaled $9.5 million, compared to $4.3 million in the prior year period. 2003 includes a favorable effect of $4.5 million on adoption of a new accounting principle (see footnote 3) in addition to a tax expense of $4.1 million versus a tax benefit in the prior year of $3.1 million. Production increased to 154.0 Mmcfe per day, a 3% increase from the prior year period. Production increased when compared to the prior year due to higher production in the Appalachia and Southwest divisions and higher production at West Cameron 45 somewhat offsetting the natural production declines in other Gulf Coast wells. Revenues increased primarily due to an increase in average prices per mcfe to $3.92. The average prices received for oil increased 4% to $23.64 per barrel, increased 21% for gas to $3.95 per mcf and increased 85% for NGLs to $20.17 per barrel. Production expenses increased 42% to $13.0 million as a result of significantly higher production taxes, increased costs from new wells and higher other operating costs. Production taxes averaged $0.08 per mcfe in 2002 versus $0.20 per mcfe in 2003. Operating cost, including production taxes, per mcfe produced averaged $0.69 in 2002 versus $0.94 in 2003.

         Transportation and processing revenues increased 33% to $1.0 million in 2003 with higher oil trading margins and higher gas prices. IPF recorded income of $539,000, a decrease of $632,000 from the 2002 period. 2002 IPF expenses included a $1.1 million unfavorable valuation allowance adjustment. IPF expenses in 2003 include a $259,000 unfavorable valuation allowance. IPF revenue declined from the previous year due to a smaller portfolio balance. During the quarter ended March 31, 2003, IPF expenses included $258,000 of administrative costs and $82,000 of interest, compared to prior year period administrative expenses of $394,000 and interest of $253,000.

         Exploration expense decreased $2.8 million to $2.5 million in 2003, primarily due to lower dry hole costs of $3.1 million somewhat offset by higher seismic costs. General and administrative expenses increased 8% or $376,000 to $4.8 million in the quarter with higher legal fees, accounting and engineering technical consulting costs, bad debt expenses and salary related expenses offset by a lower deferred compensation adjustment. The fair value deferred compensation adjustment included in general and administrative expense is expense of $385,000 in the three months ended 2003 and an expense of $782,000 in the same period of the prior year. (See Note 11 to the consolidated financial statements).

         Other income was $928,000 in 2003 and a loss of $2.1 million in 2002. The 2003 period included $804,000 of ineffective hedging gains and $88,000 of gains on asset sales. The 2002 period included $1.7 million of ineffective hedging losses and a $369,000 write down of marketable securities. Interest expense increased 3% to $5.5 million with higher mark to market swap interest expense and amortization costs somewhat offset by falling interest rates and lower outstanding debt balances. Total debt was $388.3 million and $374.8 million at March 31, 2002 and 2003, respectively. The average interest rates (excluding hedging) were 5.3% and 5.0%, respectively, at March 31, 2002 and 2003 including fixed and variable rate debt.

         Depletion, depreciation and amortization ("DD&A") increased 15% from the first quarter of 2002. The per mcfe DD&A rate for the first quarter of 2003 was $1.51, a $0.16 increase from the rate for the first quarter of 2002 with higher rates and an additional $1.1 million of accretion expense related to the adoption of the new accounting principle (see footnote 3). The DD&A rate is determined based on year-end reserves and the net book value associated with them and, to a lesser extent, deprecation on other assets owned. The Company currently expects its DD&A rate for the remainder of 2003 to approximate $1.50 per mcfe. The high DD&A rate will make it difficult for the Company to remain profitable if commodity prices fall materially.

         Income taxes were a benefit of $3.1 million in the first quarter of 2002 versus a tax expense of $4.1 million in the three months ended March 31, 2003. The quarter ended March 31, 2003 includes a $917,000 deferred tax expense associated with prior periods' percentage depletion carryover.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be indicators of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market-risk exposures. All of the Company's market-risk sensitive instruments were entered into for purposes other than trading.

         Commodity Price Risk. The Company's major market risk exposure is to oil and gas prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Oil and gas prices have been volatile and unpredictable for many years.

         The Company periodically enters into hedging arrangements with respect to its oil and gas production. Pursuant to these swaps, Range receives a fixed price for its production and pays market prices to the counterparty. Hedging is intended to reduce the impact of oil and gas price fluctuations. Realized gains or losses are generally recognized in oil and gas revenues when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or Other comprehensive income ("OCI"). The gains and losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Of the $56.0 million unrealized pre-tax loss included in OCI at March 31, 2003, $41.8 million of losses would be reclassified to earnings over the next twelve month period if prices remained constant. The actual amounts that will be reclassified will vary as a result of changes in prices. Range does not hold or issue derivative instruments for trading purposes.

         As of March 31, 2003, the Company had oil and gas hedges in place covering 76.7 Bcf of gas and 1.9 million barrels of oil. Their fair value, represented by the estimated amount that would be realized on termination, based on contract versus NYMEX prices, approximated a net unrealized pre-tax loss of $56.0 million at that date. These contracts expire monthly through December 2005 and cover approximately 80%, 70% and 40% of anticipated production from proved reserves on a mcfe basis for the remainder of 2003, 2004 and 2005, respectively. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net realized losses relating to these derivatives for the three months ended March 31, 2003 were $25.9 million and net realized gains were $11.7 million for the three months ended March 31, 2002.

         In the first three months of 2003, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $7.9 million. If oil and gas future prices at March 31, 2003 had declined 10%, the unrealized hedging loss at that date would have decreased $40.1 million.

         Interest rate risk. At March 31, 2003, the Company had $374.8 million of debt (including Trust Preferred) outstanding. Of this amount, $174.5 million bore interest at fixed rates averaging 7.0%. Senior debt and non-recourse debt totaling $200.3 million bore interest at floating rates averaging 3.3%. At March 31, 2003 Great Lakes had interest rate swap agreements totaling $100.0 million (See Note 7), 50% of which is consolidated at Range, which had a fair value loss (Range's share) of $1.8 million at that date. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $1.5 million in annual interest expense.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Not applicable

         (b)      Not applicable

         (c) At various times during the three months ended March 31, 2003, the Company issued common stock in exchange for fixed income securities. Shares of common stock issued in such exchanges were exempt from registration under Section 3(a) (9) of the Securities Act of 1933. The following table summarizes exchanges during the three months ended March 31, 2003:

                         Face Amount ($000)        Common Stock Issued (000's)
                        --------------------     ------------------------------
                         Three Months Ended          Three Months Ended
  Security Exchanged        March 31, 2003               March 31, 2003
----------------------  --------------------     ------------------------------
     6% Debentures              $880                          129

         (d)      Not applicable.

ITEM 3.  NOT APPLICABLE

ITEM 4.  NOT APPLICABLE

ITEM 5.  NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

3.1.1    Certificate of Incorporation of Lomak dated March 24, 1980
         (incorporated by reference to Exhibit 3.1.1 to the Company's
         Registration Statement (File No. 33-31558)).

3.1.2    Certificate of Amendment of Certificate of Incorporation dated July 22,
         1981 (incorporated by reference to Exhibit 3.1.2 to the Company's
         Registration Statement (File No. 33-31558)).

3.1.3    Certificate of Amendment of Certificate of Incorporation dated
         September 8, 1982 (incorporated by reference to Exhibit 3.1.3 to the
         Company's Registration Statement (File No. 33-31558)).

3.1.4    Certificate of Amendment of Certificate of Incorporation dated December
         28, 1988 (incorporated by reference to Exhibit 3.1.4 to the Company's
         Registration Statement (File No. 33-31558)).

3.1.5    Certificate of Amendment of Certificate of Incorporation dated August
         31, 1989 (incorporated by reference to Exhibit 3.1.5 to the Company's
         Registration Statement (File No. 33-31558)).

3.1.6    Certificate of Amendment of Certificate of Incorporation dated May 30,
         1991 (incorporated by reference to Exhibit 3.1.6 to the Company's
         Registration Statement (File No. 333-20259)).

3.1.7    Certificate of Amendment of Certificate of Incorporation dated November
         20, 1992 (incorporated by reference to Exhibit 3.1.7 to the Company's
         Registration Statement (File No. 333-20257) as filed with the SEC on
         January 23, 1997).

3.1.8    Certificate of Amendment of Certificate of Incorporation dated May 24,
         1996 (incorporated by reference to Exhibit 3.1.8 to the Company's
         Registration Statement (File No. 333-20257) as filed with the SEC on
         January 23, 1997).

3.1.9    Certificate of Amendment of Certificate of Incorporation dated October
         2, 1996 (incorporated by reference to Exhibit 3.1.9 to the Company's
         Registration Statement (File No. 333-20257) as filed with the SEC on
         January 23, 1997).

3.1.10   Restated Certificate of Incorporation as required by Item 102 of
         Regulation S-T (incorporated by reference to Exhibit 3.1.10 to the Company's Registration Statement (File No. 333-20257) as filed with the
         SEC on January 23, 1997).

3.1.11   Certificate of Amendment of Certificate of Incorporation dated August
         25, 1998 (incorporated by reference to Exhibit 3.1.11 to the Company's
         Registration Statement (File No. 333-62439) as filed with the SEC on
         August 28, 1998).

3.1.12*  Certificate of Amendment of Certificate of Incorporation dated May
         25, 2000.

3.2.1 By-Laws of the Company (incorporated by reference to Exhibit 3.2.1 to the Company's Registration Statement (File No. 33-31558).

3.2.2    Amended and Restated By-laws of the Company dated May 24, 2001
         (incorporated by reference to Exhibit 3.2.2 to the Company's Form 10K
         (File No. 001-12209) as filed with the SEC on March 5, 2002).

10.1*    $225,000,000 Second Amendment to Credit Agreement among Range Resources
         Corporation, as Borrowers, certain parties, as lenders, Bank One, Texas, N.A., as Administrative Agent, JP Morgan Chase Bank and Credit
         Lyonnais, New York Branch, as Co-Syndication Agents and Fleet National
         Bank and Fortis Capital Corporation as Co-Documentation Agents dated
         January 24, 2003.

10.2*    225,000,000 Third Amendment to Credit Agreement among Range Resources
         Corporation, as Borrowers, certain parties as Lenders, Bank One Texas,
         N.A., as Administrative Agent, Chase JP Morgan Chase Bank and Credit
         Lyonnais New York Branch as Co-Syndication Agents and Fleet National
         Bank and Fortis Capital Corporation, as Co-Documentation Agents dated
         April 1, 2003.

---------------------
  *      filed herewith

(b)      Reports on Form 8/K

         On March 5, 2003, the Company filed a Current Report on Form 8-K, pursuant to Item 9 of Form 8-K, regarding the filing of the Company's Form 10-K and the submission of certificates to the SEC by the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RANGE RESOURCES CORPORATION

                                               By:  /s/ EDDIE M. LEBLANC
                                                   -------------------------
                                                    Eddie M. LeBlanc
                                                    Chief Financial Officer

Date: May 7, 2003

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

                                               /s/ JOHN H. PINKERTON
                                               ---------------------------------
                                               John H. Pinkerton, President

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

                                       /s/ EDDIE M. LEBLANC
                                       ---------------------------------
                                       Eddie M. LeBlanc, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                           Description of Exhibit
-------    ---------------------------------------------------------------------
 3.1.1      Certificate of Incorporation of Lomak dated March 24, 1980
            (incorporated by reference to Exhibit 3.1.1 to the Company's
            Registration Statement (File No. 33-31558)).

 3.1.2      Certificate of Amendment of Certificate of Incorporation dated July
            22, 1981 (incorporated by reference to Exhibit 3.1.2 to the Company's
            Registration Statement (File No. 33-31558)).

 3.1.3      Certificate of Amendment of Certificate of Incorporation dated
            September 8, 1982 (incorporated by reference to Exhibit 3.1.3 to the
            Company's Registration Statement (File No. 33-31558)).

 3.1.4      Certificate of Amendment of Certificate of Incorporation dated
            December 28, 1988 (incorporated by reference to Exhibit 3.1.4 to the
            Company's Registration Statement (File No. 33-31558)).

 3.1.5      Certificate of Amendment of Certificate of Incorporation dated August
            31, 1989 (incorporated by reference to Exhibit 3.1.5 to the Company's
            Registration Statement (File No. 33-31558)).

 3.1.6      Certificate of Amendment of Certificate of Incorporation dated May
            30, 1991 (incorporated by reference to Exhibit 3.1.6 to the Company's
            Registration Statement (File No. 333-20259)).

 3.1.7      Certificate of Amendment of Certificate of Incorporation dated
            November 20, 1992 (incorporated by reference to Exhibit 3.1.7 to the
            Company's Registration Statement (File No. 333-20257) as filed with the SEC on January 23, 1997).

 3.1.8      Certificate of Amendment of Certificate of Incorporation dated May
            24, 1996 (incorporated by reference to Exhibit 3.1.8 to the Company's
            Registration Statement (File No. 333-20257) as filed with the SEC on
            January 23, 1997).

 3.1.9      Certificate of Amendment of Certificate of Incorporation dated
            October 2, 1996 (incorporated by reference to Exhibit 3.1.9 to the
            Company's Registration Statement (File No. 333-20257) as filed with the SEC on January 23, 1997).

 3.1.10     Restated Certificate of Incorporation as required by Item 102 of
            Regulation S-T (incorporated by reference to Exhibit 3.1.10 to the Company's Registration Statement (File No. 333-20257) as filed with the SEC on January 23, 1997).

 3.1.11     Certificate of Amendment of Certificate of Incorporation dated August
            25, 1998 (incorporated by reference to Exhibit 3.1.11 to the Company's Registration Statement (File No. 333-62439) as filed with the SEC on August 28, 1998).

 3.1.12*    Certificate of Amendment of Certificate of Incorporation dated May
            25, 2000.

 3.2.1 By-Laws of the Company (incorporated by reference to Exhibit 3.2.1 to the Company's Registration Statement (File No. 33-31558).

 3.2.2      Amended and Restated By-laws of the Company dated May 24, 2001
            (incorporated by reference to Exhibit 3.2.2 to the Company's Form 10K
            (File No. 001-12209) as filed with the SEC on March 5, 2002).

 10.1*      $225,000,000 Second Amendment to Credit Agreement among Range
            Resources Corporation, as Borrowers, certain parties, as lenders, Bank One, Texas, N.A., as Administrative Agent, JP Morgan Chase Bank and Credit Lyonnais, New York Branch, as Co-Syndication Agents and
            Fleet National Bank and Fortis Capital Corporation as
            Co-Documentation Agents dated January 24, 2003.

 10.2*      225,000,000 Third Amendment to Credit Agreement among Range Resources
            Corporation, as Borrowers, certain parties as Lenders, Bank One
            Texas, N.A., as Administrative Agent, Chase JP Morgan Chase Bank and
            Credit Lyonnais New York Branch as Co-Syndication Agents and Fleet
            National Bank and Fortis Capital Corporation, as Co-Documentation
            Agents dated April 1, 2003.

----------------------------
*     filed herewith