Form 10-K/A
period 2003-12-31
RANGE RESOURCES CORP
filed 2004-04-08
CIK 315852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑ No ☐

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

EXPLANATORY NOTE

Range Resources Corporation (the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed by the Company on March 3, 2004 to revise an inadvertent inaccuracy in footnote 19 to the consolidated financial statements concerning unaudited standardized measure and changes in standardized measure. The Company is not making any other changes to the 10-K. For convenience and ease of reference, the Company is filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in the amendment is as of March 3, 2004, the filing date of the Annual Report of Form 10-K for the year ended December 31, 2003. This Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with our subsequent filings with the SEC.

(i)

RANGE RESOURCES CORPORATION

Annual Report on Form 10-K
Year Ended December 31, 2003

PART I

ITEM 1. BUSINESS

General

     Range Resources Corporation (the “Company” or “Range”) is engaged in the exploration, development and acquisition of oil and gas properties, primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company seeks to increase its reserves and production through internally generated drilling projects coupled with complementary acquisitions. The Company holds its Appalachian assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C. (“Great Lakes”). The Company’s interest in Great Lakes’ assets and operations is consolidated in its financial statements. At December 31, 2003, the Company had 685 Bcfe of proved reserves, having an estimated pretax present value of $1.4 billion based on constant NYMEX prices of $32.52 per barrel and $6.19 per Mmbtu. The Company’s proved reserves are 71% natural gas by volume, 72% developed and 93% operated. At year-end, the Company had a reserve life index of 11 years and owned 834,000 (376,000 net) acres of undeveloped leasehold.

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

     Acquisitions. After two years during which the Company withdrew from the market, an acquisition program was reinstated in 2002. In 2002, several small acquisitions were completed. In December 2003, the Company completed the purchase of 603 wells on 38,000 gross (32,000 net) acres of leases together with associated reserves and production equipment which are adjacent to the Company’s Conger Field properties in Sterling County, Texas. The purchase price should approximate $87.1 million after normal post-closing adjustments and including $2.1 million of estimated asset retirement obligations. The Company will continue to pursue acquisitions in 2004 with a focus on purchases of properties in existing core areas.

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

     Gulf of Mexico. The Company owns a license on a 3-D seismic database covering 800 contiguous blocks in the shallow water of the Gulf of Mexico, primarily offshore Louisiana. In 2001, a joint venture was formed with two other companies to reprocess the data to identify and pursue exploration and development opportunities within a 4.0 million acre area. Range holds a 25% interest in the joint venture. The joint venture was awarded two blocks in the March 2001 lease sale. The joint venture plans to participate in at least two additional wells in 2004. The Company has also drilled one successful well using these data and plans to drill one additional well in 2004. The Company’s current offshore leasehold inventory includes 37,000 gross (11,000 net) acres. To more fully exploit the seismic data base, it will be necessary to lease or farm-in additional acreage. To date, the joint venture has identified 39 specific prospects and leads on acreage not currently controlled. These projects generally target Miocene and Pliocene formations at depths ranging from 3,000 to 16,000 feet.

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

Hedging

     The Company enters into hedging agreements to reduce the impact of volatile oil and gas prices. These contracts are entered into solely to hedge prices. Historically, the Company used swap agreements to hedge its production. In 2003, the Company began to use a combination of swap and collar arrangements. At December 31, 2003, hedges were in place covering 52.6 Bcf of gas at prices averaging $4.13 per mcf, 1.4 million barrels of oil at prices averaging $25.74 per barrel and 0.7 million barrels of NGLs at prices averaging $21.02 per barrel. The Company also has collars covering 6.6 Bcf of gas at weighted average floor and cap prices $4.14 to $6.19 and 1.2 million barrels of oil at weighted average floor and cap prices of $24.16 to $29.24. The fair value of the hedges, represented by the estimated amount that could be realized on immediate termination, approximated a pretax loss of $70.6 million at December 31, 2003. This loss is presented on the Company’s Consolidated Balance Sheet as a net short-term unrealized loss of $53.7 million and a long-term unrealized loss of $16.9 million. Realized hedging gains and losses are determined monthly as hedges are financially settled and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. The realized loss relating to hedging in 2001 was $6.2 million. A hedging gain of $17.8 million was realized in 2002. A hedging loss of $60.4 million was realized in 2003. Changes in the value of the ineffective portion of all open hedges are recognized in earnings quarterly. Unrealized gains or losses on hedging contracts are recorded at an estimate of fair value based on a comparison of the contract price and a reference price, generally NYMEX, on the Company’s Consolidated Balance Sheet as other comprehensive income (loss) (“OCI”), a component of stockholders’ equity. Through Great Lakes, the Company also has interest rate swap agreements (see Notes 6 and 7 to the Consolidated Financial Statements).

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

Other Revenues

     Other revenues is composed of ineffective hedging gains or losses, gains or losses on sale of assets and interest earned on cash balances and certain receivables. During 2003, other revenue amounted to a loss of $1.3 million including $1.2 million of ineffective hedging losses. During 2002, other revenue totaled a loss of $2.9 million which included $2.7 million of ineffective hedging losses, a $1.2 million write-down of marketable securities and a $715,000 favorable arbitration settlement. During 2001, other revenue totaled $490,000 and included $2.3 million of ineffective hedging gains and a $689,000 gain on asset sales offset by a $1.7 million write-down of marketable securities and a $1.4 million bad debt expense related to hedges utilizing Enron as the counterparty.

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

Oil and natural gas prices are volatile, and an extended decline in prices would hurt our profitability and financial condition

     The oil and natural gas industry is cyclical, and prices for oil and natural gas are volatile. Historically, the industry has experienced severe downturns characterized by oversupply and/or weak demand. For example, in 1998 and early 1999, oil and natural gas prices fell, which contributed to losses we reported in those years. By early 2001, oil and natural gas prices reached levels above their historical norm. Prices declined in the second half of 2001 but have risen since mid-2002. Long-term supply and demand for oil and natural gas is uncertain and subject to a myriad of factors including technology, geopolitics, weather patterns and economics.

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

Hedging transactions may limit our potential gains and involve other risks

     To manage our exposure to price volatility, we enter into hedging arrangements from time-to-time with respect to a portion of our future production. The goal of these hedges is to limit volatility and increase the predictability of cash flow. These transactions may limit our potential gains if oil and natural gas prices were to rise over the price established by the hedge. At December 31, 2003, we were party to hedging arrangements covering 52.6 Bcf, 1.4 million barrels of oil and 0.7 million barrels of NGLs. The hedges’ fair value was a pretax unrealized loss of $70.6 million. If oil and natural gas prices continue to rise, we could be subject to margin calls. In addition, hedging transactions may expose us to the risk of financial loss in certain circumstances, including instances in which our production is less than expected, the counterparties to our contracts fail to perform under the contracts or a sudden, unexpected event materially impacts oil or natural gas prices.

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

A portion of our business is subject to special risks related to offshore operation, generally in the Gulf of Mexico

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

     The following table sets forth the estimated future net revenues, excluding open hedging contracts, from proved reserves, the present value of those revenues and the expected realized prices used in projecting them over the past five years (in millions except prices):

	December 31,
	2003	2002	2001	2000	1999
Future net revenue	$2,687	$1,817	$750	$3,764	$1,013
Present Value
Pretax	1,396	965	399	1,964	556
After tax	1,003	500	311	1,506	503
Oil price (per barrel)	$29.48	$27.52	$17.59	$24.46	$23.49
Gas price (per mcf)	$6.03	$4.76	$2.70	$9.57	$2.34

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

	Pretax Present Value		Volumes
			Oil &	Natural
	Amount		NGL	Gas	Total
	(In thousands)%		(Mbbls)	(Mmcf)	(Mmcfe)%
Southwest	$668,489	48	26,175	187,188	344,238	50
Appalachia	489,911	35	5,527	228,427	261,589	39
Gulf Coast	237,416	17	1,321	70,788	78,714	11

Total	$1,395,816	100	33,023	486,403	684,541	100

	December 31, 2003
	Southwest	Appalachia	Gulf Coast	Total
Natural gas (Mmcf)
Developed	163,232	134,000	46,955	344,187
Undeveloped	23,956	94,427	23,833	142,216

Total	187,188	228,427	70,788	486,403

Oil and NGLs (Mbbls)
Developed	21,195	2,886	831	24,912
Undeveloped	4,980	2,641	490	8,111

Total	26,175	5,527	1,321	33,023

Total (Mmcfe)(a)	344,238	261,589	78,714	684,541

(a)	Oil and NGLs are converted to mcfe at a rate of 6 mcf per barrel.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
Production
Gas (Mmcf)	43,510	41,096	42,278	41,039	50,808
Crude oil (Mbbl)	2,023	1,873	1,916	2,035	2,247
Natural gas liquid (Mbbl)	401	407	326	363	412

Total (Mmcfe)(b)	58,053	54,772	55,730	55,427	66,762
Revenues
Gas	$171,291	$144,030	$154,175	$118,977	$108,115
Crude oil	47,599	41,665	49,033	47,414	33,075
Natural gas liquids	7,512	5,259	5,646	6,691	4,302
Transportation and gathering	3,509	3,495	3,435	5,306	7,770

Total	229,911	194,449	212,289	178,388	153,262
Direct operating expenses(a)	49,317	40,443	43,430	40,552	43,074

Gross margin	$180,594	$154,006	$168,859	$137,836	$110,188

Average sales price (excluding hedging)
Gas (per mcf)	$5.10	$3.02	$3.91	$3.71	$2.24
Crude oil (per bbl)	28.42	23.34	23.34	28.15	16.21
Natural gas liquid (per bbl)	18.75	12.93	17.33	18.43	10.44
Total (per mcfe)(b)	4.94	3.16	3.87	3.90	2.34
Average sales price (including hedging)
Gas (per mcf)	$3.94	$3.50	$3.66	$2.90	$2.13
Crude oil (per bbl)	23.53	22.25	25.55	23.30	14.72
Natural gas liquids (per bbl)	18.75	12.93	17.33	18.43	10.44
Total (per mcfe)(b)	3.90	3.49	3.75	3.12	2.18
Operating costs (per mcfe)
Direct	$0.68	$0.63	$0.67	$0.62	$0.58
Severance and production taxes	0.17	0.11	0.11	0.11	0.07

Total	$0.85	$0.74	$0.78	$0.73	$0.65

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

Equity Compensation Plans

     The following table summarizes securities issuable and authorized by the stockholders under certain equity compensation plans (a):

	Number of Securities		Number of securities
	to be issued upon	Weighted average	authorized for future
	exercise of outstanding	exercise price of	issuance under equity
	options	outstanding options	compensation plans
Equity compensation plans approved by security holders(b)	3,831,135	$5.00	5,107,437

(a)	Although the Company does not maintain a formal plan, common stock is issued to officers and key employees in lieu of cash for bonuses and company matches under the Company’s deferred compensation arrangements as elected by employees. All such issuances are approved by the Compensation Committee, which is composed of three independent directors. Issuances to Named Employees are disclosed in the Company’s proxy statements.

(b)	There are no equity compensation plans that have not been approved by security holders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected financial information for each of the last five years (in thousands, except per share data).

	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance sheet position at year-end:
Current assets(a)	$66,092	$50,619	$77,735	$62,886	$77,521
Current liabilities(b)	106,964	67,206	47,879	53,221	57,441
Oil and gas properties, net	723,382	564,406	533,357	553,173	570,643
Total assets	830,091	658,484	682,462	671,826	732,228
Senior debt	178,200	115,800	95,000	89,900	140,000
Non-recourse debt	70,000	76,500	98,801	113,009	142,520
Subordinated debt	109,980	90,901	108,690	162,550	176,360
Trust preferred securities	—	84,840	89,740	92,640	117,669
Stockholders’ equity(c)	274,066	206,109	235,621	159,944	103,238
Weighted average dilutive shares outstanding	57,850	54,418	51,265	42,932	36,933

(a)	2001 includes a hedging asset of $37.2 million.

(b)	2003 and 2002 include hedging liabilities of $54.3 million and $2.6 million, respectively.

(c)	Stockholders’ equity includes other comprehensive income (loss) of ($42.9 million), ($21.2 million), $45.5 million, ($639,000) and $189,000 in 2003, 2002, 2001, 2000 and 1999, respectively.

     Operations:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues
Oil and gas sales	$226,402	$190,954	$208,854	$173,082	$145,492
Transportation and gathering	3,509	3,495	3,435	5,306	7,770
IPF income	1,547	3,789	6,646	7,162	8,513
Gain on retirement of securities	18,991	3,098	3,951	17,763	2,430
Other	(1,252)	(2,900)	490	(722)	343
Gain on formation of Great Lakes	—	—	—	—	30,929

	249,197	198,436	223,376	202,591	195,477

Expenses
Direct operating	36,423	31,869	34,884	32,457	37,401
Production and ad valorem taxes	12,894	8,574	8,546	8,095	5,673
IPF	2,965	6,847	3,761	1,974	6,389
Exploration	13,946	11,525	5,879	3,187	2,409
General and administrative	24,377	17,240	12,212	14,953	8,793
Interest expense and dividends on trust preferred	22,165	23,153	32,179	39,953	47,085
Debt conversion expense	465	—	—	—	—
Depletion, depreciation and amortization	86,549	76,820	77,573	66,968	80,598
Provision for impairment	—	—	31,085	—	29,901

	199,784	176,028	206,119	167,587	218,249

Income (loss) before income taxes and accounting change	49,413	22,408	17,257	35,004	(22,772)
Income tax (benefit)
Current	170	(4)	(406)	(1,574)	770
Deferred	18,319	(3,354)	—	—	—

	18,489	(3,358)	(406)	(1,574)	770
Income before cumulative effect of change in accounting principle	30,924	25,766	17,663	36,578	(23,542)
Cumulative effect of change in accounting principle, net of taxes	4,491	—	—	—	—

Net income (loss)	35,415	25,766	17,663	36,578	(23,542)
Gain on retirement of preferred stock	—	—	556	5,966	—
Preferred dividends	(803)	—	(10)	(1,554)	(2,334)

Net income available to common shareholders	$34,612	$25,766	$18,209	$40,990	$(25,876)

Net income (loss) available to common shareholders	$0.56	$0.49	$0.36	$0.97	$(0.71)
Cumulative effect of change in accounting principle	0.08	—	—	—	—

Net income (loss) per common share	$0.64	$0.49	$0.36	$0.97	$(0.71)

Earnings per common share – assuming dilution	$0.53	$0.47	$0.36	$0.96	$(0.71)
Cumulative effect of change in accounting principle	0.08	—	—	—	—

Net income (loss) per common share – assuming dilution	$0.61	$0.47	$0.36	$0.96	$(0.71)

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

     The total of quarterly earnings per share does not necessarily equal the earnings per share for the year, because the calculations are based on the weighted average shares outstanding or rounding. (See Management’s Discussion and Analysis — Results of Operations.)

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

     The commodity derivatives used by the Company include commodity swaps and collars. While there is a risk that the financial benefit of rising prices may not be captured, management believes the benefits of stable and predictable cash flow are more important. Among these benefits are: more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of the Company’s ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets. Through Great Lakes, the Company also has interest rate swap agreements to protect against the volatility of variable interest rates under its credit facility.

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

Other

     The Company records a write-down of marketable securities when the decline in market value is considered to be other than temporary. Third party reimbursements for administrative overhead costs incurred by the Company in its role as operator of oil and gas properties are applied to reduce general and administrative expense. Salaries and other employment costs of those employees working on the Company’s exploration efforts are expensed as exploration expense. The Company does not capitalize general and administrative expense or interest expense.

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

     At December 31, 2003, the following commodity derivative contracts were outstanding:

Contract Type	Period	Volume Hedged	Average Hedge Price
Natural gas	2004	91,440 MMBtu/day	$4.08
Swaps	2004	91,440 MMBtu/day	$4.08
Swaps	2005	50,695 MMBtu/day	$4.21
Swaps	2006	1,644 MMBtu/day	$4.80
Collars	2004	6,470 MMBtu/day	$4.38-$6.19
Collars	2005	11,517 MMBtu/day	$4.14-$5.80
Crude oil
Swaps	2004	3,010 Bbl/day	$25.93
Swaps	2005	940 Bbl/day	$25.11
Collars	2004	2,128 Bbl/day	$24.18-$29.24
Collars	2005	1,233 Bbl/day	$24.16-$27.48
Natural gas liquids
Swaps	2004	1,377 Bbl/day	$21.88
Swaps	2005	658 Bbl/day	$19.20

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET-RISK

     The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company’s potential exposure to market risks. The term “market-risk” refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market-risk exposures. All of the Company’s market-risk sensitive instruments were entered into for purposes other than trading. All accounts of the Company are US dollar denominated.

Commodity Price Risk

     The Company’s major market-risk is exposure to oil and gas prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Oil and gas prices have been volatile and unpredictable for many years.

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

     As of December 31, 2003 the Company had oil and gas hedges in place covering 52.6 billion cubic feet of gas, 1.4 million barrels of oil and 0.7 million barrels of NGLs. These contracts expire monthly through December of 2006. The fair value, represented by the estimated amount that would be realized upon immediate liquidation as of December 31, 2003 approximated a net pretax loss of $70.6 million.

     Gains or losses realized on hedging transactions are determined monthly based upon the difference between contract price received by the Company for the sale of its hedged production and the hedge price, generally closing prices on the

NYMEX. These gains and losses are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. In 2001, there was a net pretax realized loss associated with the hedges of $6.2 million followed by a gain of $17.8 million in 2002. A 2003 pretax loss realized of $60.4 million was recorded relating to the Company’s hedges. Losses due to commodity hedge ineffectiveness are recognized in earnings in other revenues. The ineffective portion of hedges recorded was a gain of $2.4 million in 2001 and losses of $2.7 million in 2002 and $1.2 million in 2003.

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

		Office
	Age	Held Since	Position
Charles L. Blackburn	76	2003	Chairman of the Board
John H. Pinkerton	49	1990	President, Chief Executive Officer and Director
Robert E. Aikman	72	1990	Director
Anthony V. Dub	54	1995	Director
V. Richard Eales	67	2001	Director
Allen Finkelson	57	1994	Director
Jonathan S. Linker	55	2002	Director
Jeffrey L. Ventura	46	2003	Executive Vice President – Chief Operating Officer
Roger S. Manny	46	2003	Senior Vice President and Chief Financial Officer
Herbert A. Newhouse	59	1998	Senior Vice President – Gulf Coast
Chad L. Stephens	48	1990	Senior Vice President – Corporate Development
Rodney L. Waller	54	1999	Senior Vice President and Corporate Secretary

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

     Jeffrey L. Ventura, Executive Vice President — Chief Operating Officer, joined the Company in July 2003. Previously, Mr. Ventura served as President and Chief Operating Officer of Matador Petroleum Corporation which he joined in 1997. Prior to 1997, Mr. Ventura spent eight years at Maxus Energy Corporation where he managed various engineering, exploration and development operations and was responsible for coordination of engineering technology. Previously, Mr. Ventura was with Tenneco, where he held various engineering and operating positions. Mr. Ventura holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from the Pennsylvania State University.

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

     Herbert A. Newhouse, Senior Vice President — Gulf Coast, joined the Company in 1998. Mr. Newhouse had held the position of Senior Vice President - Gulf Coast since joining the Company. Prior to joining Range, Mr. Newhouse served as Executive Vice President of Domain Energy Corporation and as a Vice President of Tenneco Ventures Corporation. Mr. Newhouse was an employee of Tenneco for over 17 years and has over 30 years of operational and managerial experience in the oil industry. Mr. Newhouse received a Bachelor of Science in Chemical Engineering from Ohio State University.

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
Financial Statements filed as part of this report are included in Item 8 — Financial Statements and Supplementary data.

2.	Financial Statements Schedules and Supplementary Data.
All other schedules have been omitted since information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

3.	Exhibits.

     The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit No.	Description
2.1	Purchase and Sale Agreement dated December 13, 2003, by and between Wagner & Brown, Ltd, Canyon Energy Partners, Ltd, and Intercon Gas, Inc., as sellers and Range Production I, L.P. as purchaser. Certain of the Schedules identified in the Table of Contents of the Purchase and Sale Agreement have been omitted. Range Resources Corporation (the “Company”) agrees to furnish supplementally to the Commission on request a copy of any omitted schedules to the Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-12209) as filed with the Securities and Exchange Commission (the “SEC”) on January 5, 2004)

3.1.1	Restated Certificate of Incorporation of Lomak Petroleum, Inc. (“Lomak”) (incorporated by reference to Exhibit 3.1.1 to the Company’s Form S-4 (File No. 33-108516)) as filed with the SEC on September 4, 2003)

3.1.2	Certificate of Amendment to the Certificate of Incorporation dated June 20, 1997 (incorporated by reference to Exhibit 3.1.11 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Lomak dated August 25, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 (File No. 333-62439) as filed with the SEC on August 28, 1998)

3.1.4	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 24, 2000 (incorporated by reference to Exhibit 3.1.12 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2003)

3.1.5	Certificate of Correction to Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

3.1.6	Certificate of Correction to Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

3.2**	Amended and Restated By-laws of the Company dated December 5, 2003

4.1.1	Form of 6% Convertible Subordinated Debentures due 2007 (contained as an exhibit to Exhibit 4.1.2 hereto)

Exhibit No.	Description
4.1.2	Indenture dated December 20, 1996 by and between Lomak and Keycorp Shareholder Services, Inc., as trustee (incorporated by reference to Exhibit 4.1)(a) to Lomak’s Form S-3 (File No. 333-23955) as filed with the SEC on March 25, 1997)

4.1.3	Form of 7-3/8% Senior Subordinated Notes due 2013 (contained as an exhibit 4.1.4 hereto)

4.1.4	Indenture dated July 21, 2003 by and among the Company, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.1.5	Registration Rights Agreement dated July 21, 2003 by and between the Company and UBS Securities LLC, Banc One Capital Markets, Inc., Credit Lyonnais Securities (USA), Inc., and McDonald Investments Inc., (incorporated by reference to Exhibit 4.4.3 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.3	Certification of Designation of the 5.90% Cumulative Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

10.1	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 (11) to Lomak’s Post-Effective Amendment No. 2 on Form S-4 to Form S-1 (File No. 333-47544) as filed with the SEC on January 18, 1994)

10.2.1	Application Service Provider and Outsourcing Agreement dated June 1, 2000 by and between Applied Terravision Systems, Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 8, 2000)

10.2.2	Addendum to the certain Application Service Provider and Outstanding Agreement dated June 1, 2000 by and between Applied Terravision Systems, Inc. predecessor to CGI Information Systems & Management Systems, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.3	Consulting Agreement dated May 21, 2003 by and between the Company and Thomas J. Edelman (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.4.1	Amended and Restated Credit Agreement dated May 2, 2002 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2002)

10.4.2	First Amendment to Amended and Restated Credit Agreement dated December 27, 2002 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Chase Bank, as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.15.6 to the Company’s Form 10-K (File No. 001-12209) as filed with the SEC on March 5, 2003)

10.4.3	Second Amendment to Amended and Restated Credit Agreement dated January 24, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint-Bookrunner, and JPMorgan Chase Bank, as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2003)

10.4.4	Third Amendment to Amended and Restated Credit Agreement dated April 1, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2003)

10.4.5	Fourth Amendment to Amended and Restated Credit Agreement dated July 15, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent,

Exhibit No.	Description
JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc, as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.6.5 to the Company’s Form S-4 (File No. 333-108516) as filed with the SEC on September 4, 2003)

10.4.6	Fifth Amendment to Amended and Restated Credit Agreement dated September 4, 2003 by and among the Company, Bank One, NA, the lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

10.4.7**	Sixth Amendment to the Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JP Morgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc. as Joint Lead Arranger and Joint Bookrunner and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner

10.4.8**	Seventh Amendment to the Amended and Restated Credit Agreement dated December 23, 2003 by and among the Company, Bank One, N.A., the Lenders (as defined therein), Bank One, NA as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JP Morgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais New York Branch, as Co-Syndication Agent, Bank One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner

10.5.1	Restated Credit Agreement dated May 3, 2002 by and among Great Lakes Energy Partners, L.L.C. (“Great Lakes”), Bank One, NA, JPMorgan Chase Bank, The Bank of Nova Scotia, Bank of Scotland, Credit Lyonnais, New York Branch, Fortis Capital Corp., The Frost National Bank, Union Bank of California, N.A., each Lender (as defined therein), Bank One, NA, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, Credit Lyonnais, New York Branch, as Documentation Agent and The Bank of Nova Scotia, as Managing Agent (incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.5.2	First Amendment to Restated Credit Agreement dated April 1, 2003 by and among Great Lakes, Bank One, NA, JPMorgan Chase Bank, The Bank of Nova Scotia, Bank of Scotland, Credit Lyonnais, New York Branch, Fortis Capital Corp., The Frost National Bank, Union Bank of California, N.A., Comerica Bank-Texas, Natexis Banques Populaires, each Lender (as defined therein), Bank One, NA, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, Credit Lyonnais, New York Branch, as Co-Documentation Agent, The Bank of Nova Scotia, as Co-Documentation Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.4.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.6	Amended and Restated Range Resources Corporation Deferred Compensation Plan for Directors and Select Employees effective September 1, 2000 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 001-12209) as filed with the SEC on March 6, 2001)

10.7.1	Lomak 1989 Stock Option Plan dated March 13, 1989 (incorporated by reference to Exhibit 10.1(d) to Lomak’s Form S-1 (File No. 33-31558) as filed with the SEC on October 13, 1989)

10.7.2	Amendment to the Lomak 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Lomak’s Form S-8 (File No.333-10719) as filed with the SEC on August 23, 1996)

10.7.3	Amendment to the Lomak 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to Lomak’s Form S-8 (File No. 333-44821) as filed with the SEC on January 23, 1998)

10.8.1	Lomak 1994 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Lomak’s Form S-8 (File No. 333-10719) as filed with the SEC on August 23, 1996)

10.8.2	First Amendment to the Lomak 1994 Outside Directors Stock Option Plan dated June 8, 1995 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.8.3	Second Amendment to the Lomak 1994 Outside Directors Stock Option Plan dated August 21, 1996 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.8.4	Third Amendment to the Lomak 1994 Outside Directors Stock Option Plan dated June 1, 1999 (incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

Exhibit No.	Description
10.8.5	Fourth Amendment to the Company’s 1994 Outside Directors Stock Option Plan dated May 24, 2000 (incorporated by reference to Exhibit 4.9 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.9	Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-62439) as filed with the SEC on August 28, 1998)

10.10.1	Lomak 1997 Stock Purchase Plan, as amended, dated June 19, 1997 (incorporated by reference to Exhibit 10.1(1) to Lomak’s Form 10-K (File No. 001-12209) as filed with the SEC on March 20, 1998)

10.10.2	First Amendment to the Lomak 1997 Stock Purchase Plan dated May 26, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.10.3	Second Amendment to the Lomak 1997 Stock Purchase Plan dated September 28, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.10.4	Third Amendment to the Company’s 1997 Stock Purchase Plan dated May 24, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.10.5	Fourth Amendment to the Company’s 1997 Stock Purchase Plan dated May 24, 2001 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (File No. 333-63764) as filed with the SEC on June 25, 2001)

10.11	Amended and Restated 1999 Stock Option Plan (as amended May 21, 2003) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-105895) as filed with the SEC on June 6, 2003)

10.12	Range Resources Corporation 401(k) Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 (File No. 333-108516) as filed with the SEC on September 4, 2003)

10.13	Range Resources Corporation Amended and Restated Change in Control Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4 (File No. 333-108516, as filed with the SEC on September 4, 2003)

14.1**	Code of Ethics

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Public Accountants

23.2*	Consent of Independent Public Accountants

23.3*	Consent of Independent Public Accountants

23.4*	Consent of H.J. Gruy and Associates, Inc., independent consulting engineers

23.5*	Consent of DeGoyler and MacNaughton, independent consulting engineers

23.6*	Consent of Wright and Company, independent consulting engineers

31.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99**	Audit Committee Charter

*Filed herewith. **Filed previously.

(b)	Reports on Form 8-K.

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

Dated: April 6, 2004

RANGE RESOURCES CORPORATION

By:	/s/ John H. Pinkerton

John H. Pinkerton
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles L. Blackburn Charles L. Blackburn	Chairman of the Board	April 6, 2004

/s/ John H. Pinkerton John H. Pinkerton	President, Chief Executive Officer and Director	April 6, 2004

/s/ Roger S. Manny Roger S. Manny	Chief Financial and Accounting Officer	April 6, 2004

/s/ Robert E. Aikman Robert E. Aikman	Director	April 6, 2004

/s/ Anthony V. Dub Anthony V. Dub	Director	April 6, 2004

/s/ V. Richard Eales V. Richard Eales	Director	April 6, 2004

/s/ Allen Finkelson Allen Finkelson	Director	April 6, 2004

/s/ Jonathan S. Linker Jonathan S. Linker	Director	April 6, 2004

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

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 31, 2003

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
Assets
Current assets
Cash and equivalents	$631	$1,334
Accounts receivable, net of allowance, for doubtful accounts of $1,042 and $961 as of December 31, 2003 and 2002, respectively	37,745	26,832
IPF receivables, net (Note 2)	4,400	6,100
Unrealized derivative gain (Note 7)	116	4
Deferred tax asset	19,871	13,265
Inventory and other	3,329	3,084

	66,092	50,619

IPF receivables, net (Note 2)	8,193	18,351
Unrealized derivative gain (Note 7)	250	13
Oil and gas properties, successful efforts method (Note 16)	1,362,811	1,154,549
Accumulated depletion	(639,429)	(590,143)

	723,382	564,406

Transportation and field assets (Note 2)	41,218	34,143
Accumulated depreciation and amortization	(18,912)	(16,071)

	22,306	18,072

Deferred tax asset, net (Note 13)	—	2,520
Other (Note 2)	9,868	4,503

	$830,091	$658,484

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,105	$27,044
Asset retirement obligation (Note 4)	5,814	—
Accrued liabilities	10,768	9,678
Accrued interest	3,932	4,449
Unrealized derivative loss (Note 7)	54,345	26,035

	106,964	67,206

Senior debt (Note 6)	178,200	115,800
Non-recourse debt (Note 6)	70,000	76,500
Subordinated notes (Note 6)	109,980	90,901
Trust preferred – manditorily redeemable securities of subsidiary (Note 6)	—	84,840
Deferred tax, net (Note 13)	10,843	—
Unrealized derivative loss (Note 7)	17,027	9,079
Deferred compensation liability (Note 11)	16,981	8,049
Asset retirement obligation (Note 4)	46,030	—
Commitments and contingencies (Note 8)
Stockholders’ equity (Notes 5, 9 and 10)
Preferred stock, $1 par, 10,000,000 shares authorized, 5.9% cumulative convertible preferred stock 1,000,000 shares issued and outstanding at December 31, 2003, entitled in liquidation to $50.0 million	50,000	—
Common stock, $.01 par, 100,000,000 shares authorized, 56,409,791 and 54,991,611 issued and outstanding, respectively	564	550
Capital in excess of par value	399,662	391,082
Retained earnings (deficit)	(124,011)	(158,059)
Stock held by employee benefit trust, 1,671,386 and 1,324,537 shares, respectively, at cost (Note 11)	(8,441)	(6,188)
Deferred compensation expense	(856)	(125)
Accumulated other comprehensive income (loss) (Note 2)	(42,852)	(21,151)

	274,066	206,109

	$830,091	$658,484

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

Earnings per common share (Note 14)
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

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock						Accumulated
					Capital in	Retained	Stock held	Deferred	Other
		Par		Par	Excess of	Earnings	by Employee	Compensation	Comprehensive
	Shares	Value	Shares	Value	Par Value	(Deficit)	Benefit Trust	Expense	Income	Total
Balance December 31, 2000	220	$220	49,188	$492	$364,925	$(201,478)	$(3,496)	$(80)	$(639)	$159,944
Preferred dividends	—	—	—	—	—	(10)	—	—	—	(10)
($1.97 per share)
Issuance of common	—	—	858	8	4,030	—	(1,394)	(59)	—	2,585
Conversion of securities	(220)	(220)	2,597	26	9,471	—	—	—	—	9,277
Other comprehensive income	—	—	—	—	—	—	—	—	46,162	46,162
Net income	—	—	—	—	—	17,663	—	—	—	17,663

Balance December 31, 2001	—	—	52,643	526	378,426	(183,825)	(4,890)	(139)	45,523	235,621
Issuance of common	—	—	717	7	4,313	—	(1,298)	14	—	3,036
Conversion of securities	—	—	1,632	17	8,343	—	—	—	—	8,360
Other comprehensive income	—	—	—	—	—	—	—	—	(66,674)	(66,674)
Net income	—	—	—	—	—	25,766	—		—	25,766

Balance December 31, 2002	—	—	54,992	550	391,082	(158,059)	(6,188)	(125)	(21,151)	206,109
Issuance of preferred	1,000	50,000	—	—	—	—	—	—	—	50,000
Preferred dividends	—	—	—	—	—	(803)	—	—	—	(803)
($0.80 per share)
Issuance of common	—	—	1,289	13	7,211	—	(2,253)	(731)	—	4,240
Common dividends	—	—	—	—	—	(564)	—	—	—	(564)
($0.01 per share)
Conversion of securities	—	—	129	1	1,369	—	—	—	—	1,370
Other comprehensive income	—	—	—	—	—	—	—	—	(21,701)	(21,701)
Net income	—	—	—	—	—	35,415	—	—	—	35,415

Balance December 31, 2003	1,000	$50,000	56,410	$564	$399,662	$(124,011)	$(8,441)	$(856)	$(42,852)	$274,066

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$35,415	$25,766	$17,663
Other comprehensive income (loss):
Net deferred hedge gains (losses), net of tax:
Transition adjustment	—	—	(72,100)
Net hedging gains (losses) included in net income	(38,069)	11,563	(6,194)
Change in unrealized deferred hedging gains (losses)	16,181	(77,800)	122,853
Defaulted hedge contracts	—	(437)	672
Net unrealized gains (losses) on available for sale securities	187	—	931

Comprehensive income (loss)	$13,714	$(40,908)	$63,825

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

     The following are the proved property values impaired due to declines in gas prices in 2001, based on the analysis of estimated future cash flows (in thousands):

Year Ended			Impairment
December 31,	Property	Reason for Impairment	Amount
2001	Matagorda Island 519	Decline in gas price	$14,001
	Offshore Other	Decline in gas price	3,302
	Gulf Coast Onshore	Decline in gas price	8,542
	Oceana	Decline in gas price	99

		Total	$25,944

     The following acreage was impaired in 2001 for the reasons indicated (in thousands):

Year Ended			Impairment
December 31,	Property	Reason for Impairment	Amount
2001	Matagorda Island 519	Probability of drilling reduced based on current	$1,704
		assessment of risk and cost overruns and delays
	West Delta 30	Probability of drilling reduced based on current	688
		assessment of risk and cost
	East/West Cameron	Condemned portion of leasehold through drilling or	708
		geologic assessment
	Offshore Other	Probability of drilling reduced based on current	1,216
		assessment of risk and cost
	East Texas	Condemned portion of leasehold through drilling	825

		Total	$5,141

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

Derivative Financial Instruments and Hedging

     Beginning in 2001, Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives” (“SFAS 133”) required that derivatives be recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as cash flow hedges, the effective portion of any changes in fair value is recognized in stockholders’ equity as other comprehensive income (loss) (“OCI”) and then reclassified to earnings when the transaction is consummated. Changes in the value of the ineffective portion of all open hedges are recognized in earnings quarterly. The Company enters into hedging agreements to reduce the impact of volatile oil and gas prices. On adopting SFAS 133 in January 2001, the Company recorded a $72.1 million net unrealized pretax hedging loss on its Consolidated Balance Sheet and an offsetting deficit in OCI. At December 31, 2003, this loss had become $70.6 million for commodity hedges with an offsetting debit in OCI of $68.5 million. The Company has realized $2.1 million of ineffectiveness relating to its commodity hedges. SFAS 133 can greatly increase volatility of earnings and stockholders’ equity of independent oil companies which have active hedging programs such as Range. Earnings are affected by the ineffective portion of a hedge contract (changes in realized prices that do not match the changes in the hedge price). Ineffective gains or losses are recorded in other revenue while the hedge contract is open and may increase or reverse until settlement of the contract. Stockholders’ equity is affected by the increase or decrease in OCI. Typically, when oil and gas prices increase, OCI decreases. Of the $68.5 million unrealized pretax loss at December 31, 2003, $52.0 million of losses will be reclassified to earnings over the next 12 month period and $16.5 million for the periods thereafter, if prices remain constant. Actual amounts that will be reclassified will vary as a result of changes in prices. The Company also enters into swap agreements to reduce the risk of changing interest rates. These agreements generally qualify as cash flow hedges whereby changes in the fair value of the swaps are reflected as an adjustment to OCI to the extent the swaps are effective and are recognized in income as an adjustment to interest expense in the period covered.

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

     In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation will significantly change whether entities included in its scope are consolidated by their sponsors, transferors, or investors. The Interpretation introduces a new consolidation model - the variable interest model — which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. These provisions apply immediately to variable interests in Variable Interest Entities (“VIEs”) created after January 15, 2003 and are effective in 2004, for VIEs in which the Company holds a variable interest that it acquired prior to February 1, 2003. The Company is still evaluating the impact of this new interpretation.

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

     On December 23, 2003, the Company purchased producing oil and gas properties covering 38,000 gross (32,000 net) acres of leases which are adjacent to the Company’s Conger Field properties in West Texas. The purchase price should approximate $87.1 million after normal post closing adjustments and includes $2.1 million additional estimated costs for asset retirement obligations. The Company recorded $80.4 million to oil and gas properties, $4.6 million to transportation and field assets and facilities and $2.1 million additional asset retirement obligations as a preliminary purchase price allocation. This acquisition was funded through the existing $225.0 million secured revolving bank credit facility (the “Senior Credit Facility”).

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

(a) Change in estimate attributable to ARO deferred to a future period by third party operator.

     The pro forma asset retirement obligations as of December 31, 2000, 2001 and 2002 would be $44.0 million, $48.3 million and $53.8 million, respectively had the Company previously adopted SFAS 143.

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

Senior Credit Facility

     In 2002, the Company entered into an amended and restated $225.0 million secured revolving bank facility which is secured by substantially all of the assets of the Company (excluding the Company’s interest in Great Lakes). The Senior Credit Facility provides for a borrowing base subject to redeterminations semi-annually each April and October and pursuant to certain unscheduled redeterminations. Effective December 23, 2003, the borrowing base was increased from $180.0 million to $225.0 million. As of December 31, 2003, the outstanding balance under the Senior Credit Facility was $178.2 million and there was $46.7 million of borrowing capacity available. The loan matures on January 1, 2007. Borrowings under the Senior Credit Facility can either be base rate loans or LIBOR loans. On all base rate loans, the rate per annum is equal to the lesser of (i) the maximum rate (the “weekly ceiling” as defined in Section 303 of the Texas Finance Code or other applicable laws if greater) (the “Maximum Rate”) or, (ii) the sum of (A) the higher of (1) the prime rate for such date, or (2) the sum of the federal funds effective rate for such date plus one-half of one percent (0.50%) per annum, plus a base rate margin of between 0.25% to 1.0% per annum depending on the total outstanding under the Senior Credit Facility relative to the borrowing base under the Senior Credit Facility. On all LIBOR loans, the Company pays a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the sum of the quotient of (A) the LIBOR base rate, divided by (B) one minus the reserve requirement applicable to such interest period, plus a LIBOR margin of between 1.50% and 2.25% per annum depending on the total outstanding under the Senior Credit Facility relative to the borrowing base under the Senior Credit Facility. The Company may elect, from time-to-time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any part of its base rate loans to LIBOR loans. The weighted average interest rate (including applicable margin) was 3.1% and 3.9% for the years ended December 31, 2003 and 2002, respectively. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At December 31, 2003, the commitment fee was 0.375% and the interest rate margin was 2.0%. At February 26, 2004, the interest rate (including applicable margin) was 3.1%.

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

5.75% Trust Preferred Securities – Manditorily Redeemable Securities of Subsidiary

     In 1997, the Company issued $120.0 million of the 5.75% Trust Convertible Preferred Securities (the “Trust Preferred Securities”) through a newly-formed affiliate Lomak Financing Trust (the “Trust”). The Trust issued 2,400,000 shares of the Trust Preferred Securities at $50 per share. Each Trust Preferred Security was convertible at the holder’s option into shares of the Company’s common stock, at a conversion price of $23.50 per share. The Trust invested the $120 million of proceeds in the 5.375% convertible junior subordinated debentures (the “Junior Debentures”). The sole assets of the Trust were the Junior Debentures.

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

     The following table sets forth the book and estimated fair values of financial instruments (in thousands):

	December 31, 2003		December 31, 2002
	Book	Fair	Book	Fair

Assets
Cash and equivalents	$631	$631	$1,334	$1,334
Accounts receivable	37,745	37,745	26,832	26,832
IPF receivable	12,593	12,593	24,451	24,451
Marketable securities(b)	1,765	1,765	1,040	1,040
Interest rate swaps	265	265	—	—
Commodity swaps and collars	101	101	17	17

Total	53,100	53,100	53,674	53,674

Liabilities
Commodity swaps and collars	(70,725)	(70,725)	(32,964)	(32,964)
Interest rate swaps	(647)	(647)	(2,150)	(2,150)
Long-term debt(a)	(358,180)	(358,564)	(283,201)	(279,894)
Trust Preferred Securities	—	—	(84,840)	(52,177)

Total	(429,552)	(429,936)	(403,155)	(367,185)

Net financial instruments	$(376,452)	$(376,836)	$(349,481)	$(313,511)

(a) Fair Value based on quotes received from certain brokerage houses. Quotes for December 31, 2003 were 100.5% for the 7.375% Notes and 99% for the 6% Debentures.

(b) Marketable securities held in the deferred compensation plan.

     At December 31, 2003, the Company had open hedging contracts covering 52.6 Bcf of gas at prices averaging $4.13 per mcf, 1.4 million barrels of oil at prices averaging $25.74 barrel and 0.7 million barrels of NGLs at prices averaging $21.02 per barrel. The Company also has collars covering 6.6 Bcf of gas at weighted average floor and cap prices of $4.14 to

$6.19 per mcf and 1.2 million barrels of oil at weighted average floor and cap prices of $24.16 to $29.24 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a net unrealized pretax loss of $70.6 million at December 31, 2003. These contracts expire monthly through December 2006. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Net pretax losses incurred relating to these derivatives for the year ended December 31, 2001 was $6.2 million. A hedging gain of $17.8 million was realized in 2002. In 2003, a loss of $60.4 million was incurred. These hedging positions are recorded on the Company’s Consolidated Balance Sheets at an estimate of fair value based on a comparison of the contract price and a reference price, generally NYMEX. Other revenues in the Consolidated Statements of Operations was decreased for ineffective hedging losses of $1.2 million and $2.7 million in the year ended December 31, 2003 and 2002, respectively. The year ended December 31, 2001 included ineffective hedging gains of $2.4 million.

     The following table sets forth the hedging volumes by year:

		Volume	Average Hedge
Contract Type	Period	Hedged	Price
Natural gas
Swaps	2004	91,440 MMBtu/day		$4.08
Swaps	2005	50,695 MMBtu/day		$4.21
Swaps	2006	1,644 MMBtu/day		$4.80
Collars	2004	6,470 MMBtu/day	$4.38 -	$6.19
Collars	2005	11,517 MMBtu/day	$4.14 -	$5.80
Crude oil
Swaps	2004	3,010 Bbl/day		$25.93
Swaps	2005	940 Bbl/day		$25.11
Collars	2004	2,128 Bbl/day	$24.18 -	$29.24
Collars	2005	1,233 Bbl/day	$24.16 -	$27.48
Natural gas liquids
Swaps	2004	1,377 Bbl/day		$21.88
Swaps	2005	658 Bbl/day		$19.20

     The following schedule shows the effect of the closed oil and gas hedges since January 1, 2001 and the value of open contracts at December 31, 2003 (in thousands):

Hedging
Quarter Ended	Gain (Loss)
Closed Contracts
2001
March 31, 2001	$(23,440)
June 30, 2001	(5,250)
September 30, 2001	8,450
December 31, 2001	14,047

Subtotal	(6,193)

2002
March 31, 2002	$11,726
June 30, 2002	3,639
September 30, 2002	3,484
December 31, 2002	(1,059)

Subtotal	17,790

2003
March 31, 2003	$(25,890)
June 30, 2003	(15,365)
September 30, 2003	(12,257)
December 31, 2003	(6,915)

Subtotal	(60,427)

Total net realized loss	$(48,830)

Hedging
Quarter Ended	Gain (Loss)
Open Contracts
2004
March 31, 2004	$(19,240)
June 30, 2004	(12,271)
September 30, 2004	(11,221)
December 31, 2004	(10,966)

Subtotal	(53,698)

2005
March 31, 2005	$(8,242)
June 30, 2005	(2,721)
September 30, 2005	(2,648)
December 31, 2005	(3,363)

Subtotal	(16,974)

2006
March 31, 2006	$(47)
June 30, 2006	41
September 30, 2006	44
December 31, 2006	10

Subtotal	48

Total net liability '	$(70,624)

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

     In total, approximately 3.8 million options were outstanding at December 31, 2003 at exercise prices ranging from $1.94 to $7.63 as follows:

			Inactive		Active
Range of	Average	Weighted Average	Domain	1989	Directors’	1999
Exercise price	Exercise price	Remaining Life (Yrs)	Plan	Plan	Plan	Plan	Total
$1.94-$4.99	$3.52	5.92	72,664	101,824	52,000	716,723	943,211
5.00 - 7.63	5.97	5.10	—	133,350	152,000	2,602,574	2,887,924

		Total	72,664	235,174	204,000	3,319,297	3,831,135

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
	(in thousands)
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

(14) EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Income before cumulative effect of change in accounting principle	$30,924	$25,766	$17,663
Gain on retirement of preferred stock	—	—	556
Preferred stock dividends	(803)	—	(10)

Numerator for basic earnings per share before cumulative effect of change in accounting principle	30,121	25,766	18,209
Cumulative effect of accounting change	4,491	—	—

Numerator for basic earnings per share	$34,612	$25,766	$18,209

Income before cumulative effect of change in accounting principle	$30,924	$25,766	$17,663
Gain on retirement of preferred stock	—	—	556

Numerator for diluted earnings per share before cumulative effect of change in accounting principle	30,924	25,766	18,219
Cumulative effect of accounting change	4,491	—	—

Numerator for diluted earnings per share after assumed conversions and cumulative effect of change in accounting principle	$35,415	$25,766	$18,219

	Year Ended December 31,
	2003	2002	2001
Denominator:
Weighted average shares outstanding	55,796	54,283	51,159
Stock held in deferred compensation plan	(1,524)	(1,213)	(1,002)

Weighted average shares, basic	54,272	53,070	50,157

Effect of dilutive securities:
Weighted average shares outstanding	55,796	54,283	51,159
Employee stock options and other	442	135	106
Common shares assumed for Convertible Preferred	1,612	—	—

Dilutive potential common shares for diluted earnings per share	57,850	54,418	51,265

Earnings per share basic and diluted:
Before cumulative effect of accounting change
Basic	$0.56	$0.49	$0.36
Diluted	$0.53	$0.47	$0.36
After cumulative effect of accounting change
Basic	$0.64	$0.49	$0.36
Diluted	$0.61	$0.47	$0.36

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

(16) OIL AND GAS ACTIVITIES

     The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Oil and gas properties:
Properties subject to depletion	$1,350,616	$1,135,590	$1,021,898
Unproved properties	12,195	18,959	25,731

Total	1,362,811	1,154,549	1,047,629
Accumulated depletion	(639,429)	(590,143)	(514,272)

Net	$723,382	$564,406	$533,357

	Year Ended December 31,
	2003	2002	2001
Costs incurred:
Acquisitions:
Unproved leasehold	$5,580	$6,147	$5,262
Proved oil and gas properties	90,723	15,632	4,227
Gas gathering facilities	4,622	11	—
Development	83,433	66,284	69,162
Exploration(a)	22,564	23,232	11,405

Total(b)	$206,922	$111,306	$90,056

(a)	Includes $13,946, $11,525, and $5,879 of exploration cost expensed in 2003, 2002 and 2001, respectively.

(b)	The Company has not included asset retirement obligation accruals in the costs incurred for oil and gas producing activities. For the year ended December 31, 2003, $3.4 million of asset retirement obligations were accrued for new wells and changes in estimates.

(17) INVESTMENT IN GREAT LAKES

     The Company owns 50% of Great Lakes and consolidates its proportionate interest in the joint venture’s assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes’ audited financial statements as of or for the years ended December 31, 2003 and 2002:

	December 31,	December 31,
	2003	2002
	(in thousands)
Balance Sheet:
Current assets	$8,935	$8,356
Oil and gas properties, net	217,613	185,233
Transportation and field assets, net	14,735	15,428
Unrealized derivative gain	250	13
Other assets	295	117
Current liabilities	24,690	17,909
Unrealized hedging loss	4,533	3,188
ARO liability	16,413	—
Long-term debt	70,000	76,500
Members’ equity	126,192	111,550
Statement of Operations:
Revenues	$56,543	$52,201
Direct operating expense	10,221	7,996
Exploration expense	1,931	2,434
G&A expense	1,876	1,758
Interest expense	3,884	5,353
DD&A	14,568	14,257
Pretax income	24,063	20,403
Cumulative effect of change in accounting principle (before income taxes)	1,601	—
Net income(a)	25,664	20,403

(a)	Great Lakes, which is a limited liability corporation, does not provide for income taxes. Accordingly, there is no tax provision in the earnings disclosed above. However, the Company does recognize tax expense on Great Lakes earnings in its consolidated tax provision.

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

Standardized Measure

	As of December 31,
	2003	2002	2001
	(in thousands)
Future cash inflows	$3,803,479	$2,697,068	$1,397,897
Future costs:
Production	(842,052)	(677,214)	(471,144)
Development	(274,029)	(204,137)	(176,799)

Future net cash flows	2,687,398	1,815,717	749,954
Income taxes	(740,965)	(463,980)	(87,745)

Total undiscounted future net cash flows	1,946,433	1,351,737	662,209
10% discount factor	(943,452)	(852,104)	(350,801)

Standardized measure	$1,002,981	$499,633	$311,408

Changes in Standardized Measure

	As of December 31,
	2003	2002	2001
	(in thousands)
Standardized measure, beginning of year	$499,633	$311,408	$1,506,262
Revisions:
Prices	160,932	212,091	(1,076,168)
Quantities	267,906	116,757	(8,244)
Estimated future development cost	(253,788)	(208,183)	(199,517)
Accretion of discount	96,361	39,915	196,426
Income taxes	(103,375)	(103,529)	114,556

Net revisions	168,036	57,051	(972,947)
Purchases	145,772	17,815	6,245
Extensions, discoveries and additions	110,358	60,232	25,815
Production	(177,085)	(150,511)	(165,033)
Development costs incurred	204,137	176,799	204,137
Sales	(2,117)	(1,605)	(2,967)
Changes in timing and other	54,247	28,444	(290,104)

Standardized measure, end of year	$1,002,981	$499,633	$311,408

RANGE RESOURCES CORPORATION

INDEX TO EXHIBITS

(Item 15[a 3])

Exhibit No.	Description
2.1	Purchase and Sale Agreement dated December 13, 2003, by and between Wagner & Brown, Ltd. Canyon Energy Partners, Ltd, and Intercon Gas, Inc., as sellers and Range Production I, L.P. as purchaser. Certain of the Schedules identified in the Table of Contents of the Purchase and Sale Agreement have been omitted. Range Resources Corporation (the “Company”) agrees to furnish supplementally to the Commission on request a copy of any omitted schedules to the Purchase and Sale Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 001-12209) as filed with the Securities and Exchange Commission (the “SEC”) on January 5, 2004)

3.1.1	Restated Certificate of Incorporation of Lomak Petroleum, Inc. (“Lomak”) (incorporated by reference to Exhibit 3.1.1 to the Company’s Form S-4 (File No. 33-108516)) as filed with the SEC on September 4, 2003)

3.1.2	Certificate of Amendment to the Certificate of Incorporation dated June 20, 1997 (incorporated by reference to Exhibit 3.1.11 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

3.1.3	Certificate of Amendment to the Certificate of Incorporation of Lomak dated August 25, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 (File No. 333-62439) as filed with the SEC on August 28, 1998)

3.1.4	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 24, 2000 (incorporated by reference to Exhibit 3.1.12 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2003)

3.1.5	Certificate of Correction to Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.5 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

3.1.6	Certificate of Correction to Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1.6 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

3.2**	Amended and Restated By-laws of the Company dated December 5, 2003

4.1.1	Form of 6% Convertible Subordinated Debentures due 2007 (contained as an exhibit to Exhibit 4.1.2 hereto)

4.1.2	Indenture dated December 20, 1996 by and between Lomak and Keycorp Shareholder Services, Inc., as trustee (incorporated by reference to Exhibit 4.1(a) to Lomak’s Form S-3 (File No. 333-23955) as filed with the SEC on March 25, 1997)

4.1.3	Form of 7.375% Senior Subordinated Notes due 2013 (contained as an exhibit 4.1.4 hereto)

4.1.4	Indenture dated July 21, 2003 by and among the Company, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to the Company is Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.1.5	Registration Rights Agreement dated July 21, 2003 by and between the Company and UBS Securities LLC, Banc One Capital Markets, Inc., Credit Lyonnais Securities (USA), Inc., and McDonald Investments Inc., (incorporated by reference to Exhibit 4.4.3 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.3	Certification of Designation of the 5.90% Cumulative Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

10.1	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 (11) to Lomak’s Post-Effective Amendment No. 2 on Form S-4 to Form S-1 (File No. 333-47544) as filed with the SEC on January 18, 1994)

10.2.1	Application Service Provider and Outsourcing Agreement dated June 1, 2000 by and between Applied Terravision Systems, Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 8, 2000)

Exhibit No.	Description
10.2.2	Addendum to the certain Application Service Provider and Outstanding Agreement dated June 1, 2000 by and between Applied Terravision Systems, Inc. predecessor to CGI Information Systems & Management Systems, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.3	Consulting Agreement dated May 21, 2003 by and between the Company and Thomas J. Edelman (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.4.1	Amended and Restated Credit Agreement dated May 2, 2002 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2002)

10.4.2	First Amendment to Amended and Restated Credit Agreement dated December 27, 2002 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co- Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Chase Bank, as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.15.6 to the Company’s Form 10-K (File No. 001-12209) as filed with the SEC on March 5, 2003)

10.4.3	Second Amendment to Amended and Restated Credit Agreement dated January 24, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co- Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint-Bookrunner, and JPMorgan Chase Bank, as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2003)

10.4.4	Third Amendment to Amended and Restated Credit Agreement dated April 1, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co- Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 7, 2003)

10.4.5	Fourth Amendment to Amended and Restated Credit Agreement dated July 15, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc, as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.6.5 to the Company’s Form S-4 (File No. 333-108516) as filed with the SEC on September 4, 2003)

10.4.6	Fifth Amendment to Amended and Restated Credit Agreement dated September 4, 2003 by and among the Company, Bank One, NA, as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation Agent, JPMorgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais, New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc., as joint Lead Arranger and Joint Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on November 5, 2003)

10.4.7**	Sixth Amendment to the Amended and Restated Credit Agreement dated October 1, 2003 by and among the Company, Bank One, NA, the Lenders (as defined therein), Bank One, NA as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co- Documentation Agent, JP Morgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais New York Branch, as Co-Syndication Agent, Banc One Capital Markets, Inc. as Joint Lead Arranger and Joint Bookrunner and JPMorgan

10.4.8**	Seventh Amendment to the Amended and Restated Credit Agreement dated December 23, 2003 by and among the Company, Bank One, N.A., the Lenders (as defined therein), Bank One, NA as Administrative Agent, Fleet National Bank, as Co-Documentation Agent, Fortis Capital Corp., as Co-Documentation

Exhibit No.	Description
Agent, JP Morgan Chase Bank, as Co-Syndication Agent, Credit Lyonnais New York Branch, as Co- Syndication Agent, Bank One Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner and JPMorgan Securities, Inc., as Joint Lead Arranger and Joint Bookrunner

10.5.1	Restated Credit Agreement dated May 3, 2002 by and among Great Lakes Energy Partners, L.L.C. (“Great Lakes”), Bank One, NA, JPMorgan Chase Bank, The Bank of Nova Scotia, Bank of Scotland, Credit Lyonnais, New York Branch, Fortis Capital Corp., The Frost National Bank, Union Bank of California, N.A., each Lender (as defined therein), Bank One, NA, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, Credit Lyonnais, New York Branch, as Documentation Agent and The Bank of Nova Scotia, as Managing Agent (incorporated by reference to Exhibit 10.4.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.5.2	First Amendment to Restated Credit Agreement dated April 1, 2003 by and among Great Lakes, Bank One, NA, JPMorgan Chase Bank, The Bank of Nova Scotia, Bank of Scotland, Credit Lyonnais, New York Branch, Fortis Capital Corp., The Frost National Bank, Union Bank of California, N.A., Comerica Bank-Texas, Natexis Banques Populaires, each Lender (as defined therein), Bank One, NA, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, Credit Lyonnais, New York Branch, as Co-Documentation Agent, The Bank of Nova Scotia, as Co-Documentation Agent, Banc One Capital Markets, Inc., as Joint Lead Arranger and Bookrunner, and JPMorgan Securities, Inc., as Joint Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.4.2 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

10.6	Amended and Restated Range Resources Corporation Deferred Compensation Plan for Directors and Select Employees effective September 1, 2000 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K (File No. 001-12209) as filed with the SEC on March 6, 2001)

10.7.1	Lomak 1989 Stock Option Plan dated March 13, 1989 (incorporated by reference to Exhibit 10.1(d) to Lomak’s Form S-1 (File No. 33-31558) as filed with the SEC on October 13, 1989)

10.7.2	Amendment to the Lomak 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Lomak’s Form S-8 (File No.333-10719) as filed with the SEC on August 23, 1996)

10.7.3	Amendment to the Lomak 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.2 to Lomak’s Form S-8 (File No. 333-44821) as filed with the SEC on January 23, 1998)

10.8.1	Lomak 1994 Outside Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to Lomak’s Form S-8 (File No. 333-10719) as filed with the SEC on August 23, 1996)

10.8.2	First Amendment to the Lomak 1994 Outside Directors Stock Option Plan dated June 8, 1995 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.8.3	Second Amendment to the Lomak 1994 Outside Directors Stock Option Plan dated August 21, 1996 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.8.4	Third Amendment to the Lomak 1994 Outside Directors Stock Option Plan dated June 1, 1999 (incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.8.5	Fourth Amendment to the Company’s 1994 Outside Directors Stock Option Plan dated May 24, 2000 (incorporated by reference to Exhibit 4.9 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.9	Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-62439) as filed with the SEC on August 28, 1998)

10.10.1	Lomak 1997 Stock Purchase Plan, as amended, dated June 19, 1997 (incorporated by reference to Exhibit 10.1(1) to Lomak’s Form 10-K (File No. 001-12209) as filed with the SEC on March 20, 1998)

10.10.2	First Amendment to the Lomak 1997 Stock Purchase Plan dated May 26, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.10.3	Second Amendment to the Lomak 1997 Stock Purchase Plan dated September 28, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.10.4	Third Amendment to the Company’s 1997 Stock Purchase Plan dated May 24, 2000 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 (File No. 333-40380) as filed with the SEC on June 29, 2000)

10.10.5	Fourth Amendment to the Company’s 1997 Stock Purchase Plan dated May 24, 2001 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (File No. 333-63764) as filed with the SEC on June 25, 2001)

Exhibit No.	Description
10.11	Amended and Restated 1999 Stock Option Plan (as amended May 21, 2003) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-105895) as filed with the SEC on June 6, 2003)

10.12	Range Resources Corporation 401(k) Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 (File No. 333-108516) as filed with the SEC on September 4, 2003)

10.13	Range Resources Corporation Amended and Restated Change in Control Plan dated September 15, 1998 (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4 (File No. 333-108516), as filed with the SEC on September 4, 2003)

14.1**	Code of Ethics

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Public Accountants

23.2*	Consent of Independent Public Accountants

23.3*	Consent of Independent Public Accountants

23.4*	Consent of H.J. Gruy and Associates, Inc., independent consulting engineers

23.5*	Consent of DeGoyler and MacNaughton, independent consulting engineers

23.6*	Consent of Wright and Company, independent consulting engineers

31.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99**	Audit Committee Charter

*	Filed herewith.

**	Filed previously.