Form 10-Q
period 2004-06-30
RANGE RESOURCES CORP
filed 2004-07-29
CIK 315852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9592

RANGE RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1312571 (I.R.S. Employer Identification No.)

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

69,313,078 Common Shares were outstanding on July 26, 2004.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The financial statements included herein should be read in conjunction with the latest Form 10-K/A for Range Resources Corporation (the “Company” or “Range”). The statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and results of operations. All adjustments are of a normal recurring nature unless otherwise noted. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets
Cash and equivalents	$7,571	$631
Accounts receivable, net	51,412	37,745
IPF receivables (Note 2)	4,900	4,400
Unrealized derivative gain (Note 2)	495	116
Deferred tax asset (Note 13)	32,533	19,871
Inventory and other	9,191	3,329

	106,102	66,092

IPF receivables (Note 2)	4,072	8,193
Unrealized derivative gain (Note 2)	384	250
Oil and gas properties, successful efforts method (Note 16)	1,719,691	1,362,811
Accumulated depletion and depreciation	(661,301)	(639,429)

	1,058,390	723,382

Transportation and field assets (Note 2)	56,564	41,218
Accumulated depreciation and amortization	(20,485)	(18,912)

	36,079	22,306

Other (Note 2)	14,653	9,868

	$1,219,680	$830,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,924	$32,105
Asset retirement obligation (Note 3)	10,858	5,814
Accrued liabilities	23,847	14,700
Unrealized derivative loss (Note 2)	78,673	54,345

	152,302	106,964

Senior debt (Note 6)	320,000	178,200
Non-recourse debt (Note 6)	—	70,000
Subordinated notes (Note 6)	205,422	109,980
Deferred taxes, net (Note 13)	18,748	10,843
Unrealized derivative loss (Note 2)	24,875	17,027
Deferred compensation liability (Note 11)	27,919	16,981
Asset retirement obligation (Note 3)	57,840	46,030
Commitments and contingencies (Note 8)
Stockholders’ equity (Notes 9 and 10)
Preferred stock, $1 par, 10,000,000 shares authorized, 5.9% cumulative convertible preferred stock, 1,000,000 shares issued and outstanding at June 30, 2004, and December 31, 2003 entitled in liquidation to $50.0 million	50,000	50,000
Common stock, $.01 par, 100,000,000 shares authorized, 69,269,693 and 56,409,791 issued and outstanding, respectively	693	564
Capital in excess of par value	546,822	399,662
Retained earnings (deficit)	(111,246)	(124,011)
Stock held by employee benefit trust, 1,716,389 and 1,671,386 shares, respectively, at cost (Note 11)	(9,426)	(8,441)
Deferred compensation	(1,431)	(856)
Accumulated other comprehensive income (loss) (Note 2)	(62,838)	(42,852)

	412,574	274,066

	$1,219,680	$830,091

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Oil and gas sales	$67,553	$55,273	$132,921	$109,603
Transportation and gathering	344	940	811	1,967
Loss on retirement of securities (Note 18)	(34)	(10)	(34)	(325)
Other	833	(2,053)	(1,469)	(1,204)

	68,696	54,150	132,229	110,041

Expenses
Direct operating	10,406	9,542	20,401	19,094
Production and ad valorem taxes	4,801	3,102	9,051	6,578
Exploration	4,200	2,687	7,767	5,140
General and administrative (Note 11)	9,355	5,313	18,176	10,159
Interest expense and dividends on trust preferred	4,422	5,175	8,567	10,719
Depletion, depreciation and amortization	22,444	21,276	44,692	42,243

	55,628	47,095	108,654	93,933

Income before income taxes and accounting change	13,068	7,055	23,575	16,108
Income taxes (Note 13)
Current	44	(6)	44	(2)
Deferred	4,835	2,470	8,722	6,556

	4,879	2,464	8,766	6,554

Income before cumulative effect of change in accounting principle	8,189	4,591	14,809	9,554
Cumulative effect of change in accounting principle (net of taxes of $2.4 million) (Note 3)	—	—	—	4,491

Net income	8,189	4,591	14,809	14,045
Preferred dividends (Note 9)	(737)	—	(1,475)	—

Net income available to common shareholders	$7,452	$4,591	$13,334	$14,045

Earnings Per Common Share (Note 14):
Net income available to common shareholders before change in accounting principle	$0.13	$0.08	$0.24	$0.18
Cumulative effect of change in accounting principle	—	—	—	0.08

Net income per common share-basic	$0.13	$0.08	$0.24	$0.26

Earnings per common share	$0.12	$0.08	$0.23	$0.17
Cumulative effect of change in accounting principle	—	—	—	0.08

Net income per common share-diluted	$0.12	$0.08	$0.23	$0.25

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operations
Net income	$14,809	$14,045
Adjustments to reconcile net income to net cash provided by operations:
Cumulative effect of change in accounting principle, net	—	(4,491)
Deferred income tax expense	8,722	6,556
Depletion, depreciation and amortization	44,692	42,243
Unrealized hedging (gains) losses	(536)	1,188
Allowance for bad debts	1,286	708
Exploration expense	3,429	1,460
Amortization of deferred issuance costs and discount	472	446
Loss on retirement of securities	34	325
Deferred compensation adjustments	9,008	1,596
Loss (gain) on sale of assets and other	(143)	(157)
Changes in working capital:
Accounts receivable	(4,456)	(12,857)
Inventory and other	(5,039)	783
Accounts payable	6,660	535
Accrued liabilities	2,412	1,436

Net cash provided by operations	81,350	53,816

Cash flows from investing
Oil and gas properties	(62,202)	(42,623)
Field service assets	(1,014)	(1,592)
Acquisitions	(253,596)	(9,729)
IPF	2,332	7,610
Asset sales	2,432	302

Net cash used in investing	(312,048)	(46,032)

Cash flows from financing
Borrowings on credit facilities	316,200	78,900
Repayments on credit facilities	(314,400)	(87,100)
Other debt repayments	(2,779)	(744)
Debt issuance costs	(2,998)	(684)
Payment of dividends	(2,609)	—
Issuance of senior notes	98,125	—
Issuance of common stock	146,099	1,819

Net cash provided by (used in) financing	237,638	(7,809)

Increase (decrease) in cash and equivalents	6,940	(25)
Cash and equivalents, beginning of period	631	1,334

Cash and equivalents, end of period	$7,571	$1,309

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$8,189	$4,591	$14,809	$14,045
Net deferred hedge gains (losses), net of tax:
Hedging losses included in net income	(14,644)	(9,987)	(25,289)	(26,816)
Unrealized deferred hedging gains (losses)	9,760	(5,300)	5,239	(3,752)
Unrealized gains (losses) on securities held by deferred compensation plan	18	102	65	81

Comprehensive income (loss)	$3,323	$(10,594)	$(5,176)	$(16,442)

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

     The Company is engaged in the exploration, development and acquisition of oil and gas properties primarily in the Southwestern, Gulf Coast and Appalachian regions of the United States. The Company seeks to increase its reserves and production primarily through drilling and complementary acquisitions. Prior to June 23, 2004, the Company held its Appalachian oil and gas assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C. (“Great Lakes”). On June 23, 2004, the Company purchased the 50% of Great Lakes that it did not own (see footnote 4). Range is a Delaware Corporation whose common stock is listed on the New York Stock Exchange.

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

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and for the periods prior to June 23, 2004, a 50% pro rata share of the assets, liabilities, income and expenses of Great Lakes. On June 23, 2004, the Company purchased the 50% of Great Lakes that it did not own (see footnote 4). The June 30, 2004 balance sheet includes 100% of the assets and liabilities of Great Lakes. The statement of operations for the three months and the six months ended June 30, 2004 includes seven days of 100% of the revenues and expenses of Great Lakes. Liquid investments with maturities of 90 days or less are considered cash equivalents. Certain reclassifications have been made to the presentation of prior periods to conform to current year presentation. These financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Revenue Recognition

     The Company recognizes revenues from the sale of products and services in the period delivered. Generally, payments received at Independent Producer Finance (“IPF”) relating to return on investment are recognized as income with remaining receipts reducing receivables. Currently, all receipts are being recognized as a return of capital except for income received on investments having a zero book balance. Although receivables are concentrated in the oil and gas industry, the Company does not view this as an unusual credit risk. The Company provides for an allowance for doubtful accounts for specific receivables judged unlikely to be collected based on the age of the receivable, the Company’s experience with the debtor, potential offsets to the amount owed and economic conditions. The Company had allowances for doubtful accounts relating to exploration and production of $1.1 million and $1.0 million at June 30, 2004 and December 31, 2003, respectively.

Oil and Gas Properties

     The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil and NGLs are converted to gas equivalent basis (“mcfe”) at the rate of six mcf per barrel. The depletion, depreciation and amortization (“DD&A”) rates were $1.36 and $1.48 per mcfe in the quarters ended June 30, 2004 and 2003, respectively and $1.37 and $1.49 for the six months ended June 30, 2004 and 2003, respectively. Unproved properties had a net book value of $12.1 million and $12.2 million at June 30, 2004 and December 31, 2003, respectively.

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

Transportation and Field Assets

     The Company’s gas transportation and gathering systems are generally located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of 10 to 15 years. The Company receives third party income for providing certain field services which are recognized as earned and are recorded as an offset to direct operating expenses. These revenues approximated $500,000 in each of the three month periods ended June 30, 2004 and 2003. Depreciation on the field assets is calculated on the straight-line method based on estimated useful lives of five to seven years. Buildings are depreciated over 10 to 15 years.

Independent Producer Finance

     IPF owns dollar denominated overriding royalties in oil and gas properties. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received relating to the return on investment are recognized as income with the remaining receipts reducing receivables. Currently, all receipts are being recognized as a return of capital except for income received on investments having a zero book balance. Receivables classified as current represent the return expected within 12 months. The receivables are evaluated quarterly and provisions for uncollectible amounts are adjusted accordingly. At June 30, 2004, the receivable balance was $14.3 million, offset by a valuation allowance of $5.3 million for a net receivable balance of $9.0 million. At December 2003, the receivable balance was $22.2 million offset by a valuation allowance of $9.6 million for a net receivable balance of $12.6 million. The decline in the receivable balance and the valuation allowance from December 2003 is due to the sale of certain royalties, where the receivable amounts and the valuation allowance amounts were eliminated. The receivables are non-recourse and are from small operators who have limited access to capital and the royalties frequently lack diversification. During the second quarter of 2004, IPF revenues of $9,000 were offset by $253,000 of administrative expenses and a $305,000 net increase in the valuation allowance. During the same period of the prior year, revenues of $428,000 were offset by $269,000 of interest and administrative expenses, and a $299,000 increase in the valuation allowance. Since 2001, IPF has not acquired any new royalties and therefore, the portfolio has declined due to collections and sales.

Other Assets

     The cost of issuing debt is capitalized and included in other assets on the Company’s Consolidated Balance Sheets. These costs are generally amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed. At June 30, 2004 and December 31, 2003, these capitalized costs totaled $6.0 million and $2.4 million, respectively. At June 30, 2004, other assets included $6.0 million unamortized debt issuance costs, $428,000 of long-term deposits, $3.7 million of marketable securities held in deferred compensation plans and an insurance claim receivable related to certain offshore properties. The insurance claim is under normal review by the insurance carrier; therefore, full collection of the receivable is not assured. The insurance company may deny some or all of the claim.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances, recognizing revenue based on cash received rather than gas produced. A liability is recognized when the imbalance exceeds the estimate of remaining reserves. Gas imbalances at June 30, 2004 and December 31, 2003 were not significant.

Derivative Financial Instruments and Hedging

     The Company enters into contracts to reduce the impact of volatile oil and gas prices. Historically, the Company’s hedging program was based on fixed price swaps. In the second quarter of 2003, the hedging program was modified to include collars which establish a minimum floor price and a predetermined ceiling price. The Company also enters into swap agreements to reduce the risk of changing interest rates. These agreements qualify as cash flow hedges whereby changes in the fair value of the swaps are reflected as an adjustment to other comprehensive income (loss) (“OCI”) to the extent the swaps are effective and are recognized in income as an adjustment to interest expense in the period covered for the ineffective portion. In the past, certain of the interest rate swaps, because of an option feature, did not qualify as interest rate hedges which required the changes in fair value to be reported in interest expense.

     Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in stockholders’ equity as OCI and reclassified to earnings as such transactions are settled. Changes in the value of the ineffective portion of all open hedges are recognized in earnings as they occur. At June 30, 2004, the Company reflected an unrealized net pre-tax commodity hedging loss on its balance sheet of $103.5 million. This accounting can greatly increase the volatility of earnings and stockholders’ equity for companies that have hedging programs, such as the Company’s hedging program. Earnings are affected by the ineffective portion of a hedge contract (changes in realized prices that do not match the changes in the hedge price). Ineffective gains or losses are recorded in other revenue while the hedge contract is open and may increase or reverse until settlement of the contract. Stockholders’ equity is affected by the increase or decrease in OCI. Typically, when oil and gas prices increase, OCI decreases. Of the $103.5 million unrealized pre-tax loss at June 30, 2004, $78.6 million of losses would be reclassified to earnings over the next twelve month period and $24.9 million in later periods, if prices remained constant. Actual amounts that will be reclassified will vary as a result of future changes in prices.

     Other revenues in the Consolidated Statements of Operations reflected ineffective commodity hedging gains (changes in realized prices did not match the changes in the hedge price) of $971,000 and losses of $2.1 million for the three months ended June 30, 2004 and June 30, 2003, respectively, and losses of $583,000 and $1.3 million in the six months ended June 30, 2004 and 2003, respectively. Interest expense includes ineffective interest hedging gains of $320,000 and $154,000 for the three months ended June 30, 2004 and June 30, 2003, respectively and $1.1 million and $83,000 for the six months ended June 30, 2004 and 2003, respectively. Unrealized hedging losses at June 30, 2004 are shown on the Company’s Consolidated Balance Sheets as net unrealized hedging losses of $102.7 million (including $816,000 of gains on interest rate swaps) and OCI losses of $62.8 million (net of taxes) (see Note 7).

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

Pro Forma Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans because the exercise prices of employee stock options equals the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for awards in the three months and the six months ended June 30, 2004 and 2003, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported -	$8,189	$4,591	$14,809	$14,045
Plus: Total stock-based employee compensation cost included in net income, net of tax	2,803	671	5,675	1,037
Deduct: Total stock-based employee compensation, determined under fair value based method, net of tax	(4,665)	(1,501)	(8,779)	(2,572)

Pro forma net income	$6,327	$3,761	$11,705	$12,510

Earnings per share:
Basic-as reported	$0.13	$0.08	$0.24	$0.26
Basic-pro forma	$0.10	$0.07	$0.18	$0.23
Diluted-as reported	$0.12	$0.08	$0.23	$0.25
Diluted-pro forma	$0.09	$0.07	$0.17	$0.22

(3)	ASSET RETIREMENT OBLIGATION

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

     A reconciliation of the Company’s liability for plugging and abandonment costs for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Six Months Ended
	June 30,
	2004	2003
Asset retirement obligation beginning of period	$51,844	$—
Cumulative effect adjustment	—	51,390
Liabilities incurred	17,792	2,011
Liabilities settled	(3,152)	(448)
Accretion expense	2,105	2,271
Change in estimate	109	—

Asset retirement obligation end of period	$68,698	$55,224

(4)	ACQUISITIONS AND DISPOSITIONS

     Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in the Company’s Statements of Operations from the respective date of acquisition. Purchase prices are assigned to acquired assets and assumed liabilities based on their estimated fair value at acquisition. The Company purchased various properties for $324.0 million and $9.7 million during the six months ended June 30, 2004 and 2003, respectively. The purchases include $318.4 million and $5.6 million for proved oil and gas reserves, respectively, with the remainder representing unproved acreage.

     In April 2004, the Company purchased a privately held company owning producing oil and gas properties in the Permian Basin for $22.5 million. The Company recorded $20.7 million to oil and properties, $1.2 million of working capital and $213,000 of additional asset retirement obligations.

     On June 23, 2004, the Company purchased the 50% of Great Lakes that it did not previously own for $200.0 million paid to the seller plus the assumption of $70.0 million of Great Lakes bank debt and the retirement of $27.7 million of oil and gas commodity hedges which was equal to the sellers 50% interest in the commodity hedges. The debt assumed was refinanced and consolidated with the Company’s existing credit facility as of the purchase date (See further discussion in Note 6.). The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Great Lakes
Purchase price:
Cash paid (including transaction costs)	$228,637

Total	$228,637

Allocation of purchase price:
Working capital	5,063
Oil and gas properties	295,973
Field assets and gathering system assets	14,429
Other non-current assets	866
Other non-current liabilities	(17,694)
Long-term debt	(70,000)

Total	$228,637

ACCENTURE LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

     The Great Lakes acquisition will involve many post-closing integration tasks. Among these are combining the Range and Great Lakes information systems and finance/accounting functions. The integration of Great Lakes into Range will require expenditures for information technology hardware and software, consultants, and employee costs. As the acquisition closed on June 23, 2004, there has not been sufficient time to determine the scope of all integration related activities and quantify the potential cost of implementing the integration. Because these issues are unresolved, additional liabilities and expense may occur from the acquisition impacting future periods.

     The following unaudited pro forma data for the Company includes the results of operations of the above acquisition as if it had been consummated at the beginning of the three months and six months ended June 30, 2004 and 2003. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$82,513	$68,412	$160,763	$139,838
Income before income taxes	17,036	10,155	32,079	23,123
Net income	10,690	6,606	20,168	14,113
Earnings per common share:
- Basic	$0.15	$0.10	$0.28	$0.21
- Diluted	$0.14	$0.10	$0.27	$0.21

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

(5) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Non-cash investing and financing activities:
Common stock issued
Under benefit plans	$1,120	$1,958
Exchanged for fixed income securities	—	1,370
Debt assumed in Great Lakes acquisition	$70,000	—
Cash used in operating activities:
Income taxes paid	$150	$—
Interest paid	8,838	10,596

(6)	INDEBTEDNESS

     The Company had the following debt outstanding as of the dates shown below (in thousands) (interest rates at June 30, 2004, excluding the impact of interest rate swaps, are shown parenthetically):

	June 30,	December 31,
	2004	2003
Senior debt:
Senior Credit Facility (2.8%)	$320,000	$178,200
Non-recourse debt:
Great Lakes Credit Facility	—	70,000
Subordinated debt:
6% Convertible Subordinated Debentures due 2007	8,904	11,649
7-3/8% Senior Subordinated Notes due 2013, net of discount	196,518	98,331

Total	$525,422	$358,180

     Interest paid in cash during the three months ended June 30, 2004 and 2003 totaled $2.5 million and $3.5 million, respectively. Interest paid in cash during the six months ended June 30, 2004 and 2003 totaled $8.8 million and $10.6 million, respectively. No interest expense was capitalized during the three months or the six months ended June 30, 2004 and 2003.

Senior Credit Facility

     On June 23, 2004, the Company entered into an amended and restated $600.0 million revolving bank facility (the “Senior Credit Facility”) which is secured by substantially all of the assets of the Company. The Senior Credit Facility provides for a borrowing base subject to redeterminations semi-annually each April and October and pursuant to certain unscheduled redeterminations. At June 30, 2004, the outstanding balance under the Senior Credit Facility was $320.0 million and there was $180.0 million of borrowing capacity available. The loan matures on January 1, 2008. Borrowings under the Senior Credit Facility can either be base rate loans or LIBOR loans. On all base rate loans, the rate per annum is equal to the lesser of (i) the maximum rate (the “weekly ceiling” as defined in Section 303 of the Texas Finance Code or other applicable laws if greater) (the “Maximum Rate”) or, (ii) the sum of (A) the higher of (1) the prime rate for such date, or (2) the sum of the federal funds effective rate for such date plus one-half of one percent (0.50%) per annum, plus a base rate margin of between 0.0% to 0.625% per annum depending on the total outstanding under the Senior Credit Facility relative to the borrowing base under the Senior Credit Facility. On all LIBOR loans, the Company pays a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the sum of the quotient of (A) the LIBOR base rate, divided by (B) one minus the reserve requirement applicable to such interest period, plus a LIBOR margin of between 1.25% and 1.875% per annum depending on the total outstanding under the Senior Credit Facility relative to the borrowing base. The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any part of its base rate loans to LIBOR loans. The weighted average interest rate (including applicable margin) was 3.1% and 3.2% for the three months ended June 30, 2004 and 2003, respectively and 3.1% and 3.3% for the six months ended June 30, 2004 and 2003, respectively. A commitment fee is paid on the undrawn balance based on an annual rate of between 0.25% and 0.50%. At June 30, 2004, the commitment fee was 0.375% and the interest rate margin was 1.5%. At July 26, 2004, the interest rate (including applicable margin) was 3.4% excluding hedges and 3.5% after hedging.

Great Lakes Credit Facility

     Prior to June 23, 2004, the Company consolidated its proportionate share of borrowings on the Great Lakes’ $275.0 million secured revolving bank facility (the “Great Lakes Credit Facility”). The Great Lakes Credit Facility was non-recourse to the Company. Simultaneously with the Company’s purchase of the 50% of Great Lakes it did not own, the Company entered into an amended and restated credit agreement (see Senior Credit Facility) with Great Lakes as a co-borrower. As a result, the outstanding balance under the Great Lakes Credit Facility was repaid and the facility was assumed by the $600.0 million Senior Credit Facility.

8-3/4% Senior Subordinated Notes due 2007

     In 1997, the Company sold $125.0 million of 8-3/4% Senior Subordinated Notes due 2007 (the “8-3/4% Notes”). In August 2003, the Company redeemed the outstanding 8-3/4% Notes at 102.9% of principal amount plus accrued interest. The aggregate redemption price, including the premium, was $70.8 million.

7-3/8% Senior Subordinated Notes due 2013

     In July 2003, the Company issued $100.0 million of 7-3/8% Senior Subordinated Notes due 2013 (the “7-3/8% Notes”). The Company pays interest on the 7-3/8% Notes semi-annually each January and July. The 7-3/8% Notes mature in July 2013 and are guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). The 7-3/8% Notes were issued at a discount which is amortized into interest expense over the life of the 7-3/8% Notes. The Company may redeem the 7-3/8% Notes, in whole or in part, at any time on or after July 15, 2008, at redemption prices from 103.7% of the principal amount as of July 15, 2008, and declining to 100.0% on July 15, 2011 and thereafter. Prior to July 15, 2006, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price of 107.4% of the principal amount thereof plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings. If the Company experiences a change of control, the Company may be required to repurchase all or a portion of the 7-3/8% Notes at 101% of the principal amount the plus accrued and unpaid interest. The 7-3/8% Notes and the guarantees by the Subsidiary Guarantors are general, unsecured obligations and are subordinated to the Company’s and the Subsidiary Guarantors senior debt and will be subordinated to future senior debt that the Company and the Subsidiary Guarantors are permitted to incur under the Senior Credit Facility and the indenture governing the 7-3/8% Notes. On June 28, 2004, the Company issued an additional $100.0 million of 7-3/8% Notes. The offering of the additional 7-3/8% Senior Notes, was not registered under the Securities Act of 1933 (the “Act”), as amended or under any state securities laws because the notes were only offered to qualified institutional buyers in compliance with Rule 144A and Regulation S under the Act. The additional 7-3/8% Senior Notes were issued at a discount of $1.9 million which will be amortized into interest expense over the remaining life of the 7-3/8% Senior Notes.

6% Convertible Subordinated Debentures due 2007

     In 1996, the Company issued $55.0 million of 6% Convertible Subordinated Debentures due 2007 (the “6% Debentures”). Interest on the 6% Debentures is payable semi-annually each February and August. The 6% Debentures are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $19.25 per share, subject to adjustment in certain events. The 6% Debentures mature in 2007 and are subject to redemption at the Company’s option, in whole or in part, at a current redemption price of 102.0% of the principal amount. During the three months ended June 30, 2004, $2.7 million of the 6% Debentures were repurchased and a loss of $34,000 was recorded. During the six month period ended June 30, 2003, $880,000 of the 6% Debentures was retired in exchange for 128,793 shares of the Company’s common stock and a $465,000 conversion expense was recorded. On July 26, 2004, $8.9 million of the 6% Debentures was outstanding. The Company announced it will redeem the outstanding 6% Debentures on August 1, 2004. The 6% Debentures are being called at 102.0% of principal amount, plus accrued interest, which will total $9.1 million.

Debt Covenants

     The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at June 30, 2004. Under the Senior Credit Facility, common and preferred dividends are permitted, subject to the provisions of the restricted payment basket. The Senior Credit Facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances. Approximately $160.3 million was available under the Senior Credit Facility’s restricted payment basket on June 30, 2004. The terms of the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings and equity issuances since the original issuance of the notes. At June 30, 2004, approximately $158.4 million was available under the 7-3/8% Notes restricted payments basket.

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

     The following table sets forth the book and estimated fair values of financial instruments as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004		December 31, 2003
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Assets
Cash and equivalents	$7,571	$7,571	$631	$631
Accounts receivables	51,412	51,412	37,745	37,745
IPF receivables	8,972	8,972	12,593	12,593
Marketable securities	3,688	3,688	1,765	1,765
Interest rate swaps	879	879	265	265
Commodity swaps and collars	—	—	101	101

Total	72,522	72,522	53,100	53,100

Liabilities
Commodity swaps and collars	(103,485)	(103,485)	(70,725)	(70,725)
Interest rate swaps	(63)	(63)	(647)	(647)
Long-term debt(1)	(525,422)	(524,600)	(358,180)	(358,564)

Total	(628,970)	(628,148)	(429,552)	(429,936)

Net financial instruments	$(556,449)	$(556,627)	$(376,452)	$(376,836)

(1)	Fair value based on quotes received from brokerage firms. Quotes as of June 30, 2004 were 99.5% for the 7-3/8% Notes and 102% for the 6% Debentures.

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

     At June 30, 2004, the Company had open hedging contracts covering 36.2 Bcf of gas at prices averaging $4.15 per mcf, 0.9 million barrels of oil at prices averaging $27.69 per barrel and 0.5 million barrels of NGLs at prices averaging $20.49 per barrel. The Company also has collars covering 31.1 Bcf of gas at weighted averaged floor and cap prices of $4.46 to $7.55 per mcf and 2.1 million barrels of oil at weighted average floor and cap prices of $24.18 to $32.56 per barrel. The fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and a reference price generally New York Mercantile Exchange (“NYMEX”) on June 30, 2004, was a net unrealized pre-tax loss of $103.5 million. The contracts expire monthly through December 2006. Transaction gains and losses on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were decreased by $23.2 million and $15.4 million due to hedging in the three months ended June 30, 2004 and 2003, respectively. Other revenues in the Consolidated Statements of Operations include ineffective hedging gains of $971,000 and losses of $2.1 million in the three months ended June 30, 2004 and 2003, respectively.

     The following schedule shows the effect of closed oil and gas hedges since January 1, 2003 (in thousands):

Quarter	Hedging Gain
Ended	(Loss)
2003
March 31	$(25,890)
June 30	(15,365)
September 30	(12,257)
December 31	(6,915)

Subtotal	(60,427)
2004
March 31	(16,897)
June 30	(23,244)

Subtotal	(40,141)

Total net realized loss	$(100,568)

     The Company uses interest rate swap agreements to manage the interest rate risk. Under the interest swap agreements, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. Changes in the fair value of interest rate swaps, which qualify for cash flow hedge accounting treatment, are reflected as adjustments to OCI to the extent the swaps are effective and are recognized as an adjustment to interest expense during the period in which the cash flows related to the interest payments are made. The ineffective portion of the changes in fair value of the interest rate swaps is recorded in interest expense in the period incurred. Interest expense was decreased by $320,000 and $154,000 for ineffective hedging gains in the three months ended June 30, 2004 and 2003, respectively. At June 30, 2004, the Company had five interest rate swap agreements totaling $65.0 million. These swaps consist of two agreements totaling $20.0 million at rates of 2.3% which expire in December 2004, one agreement for $10.0 million at 1.4% which expires in June 2005 and two agreements totaling $35.0 million at 1.8% which expire in June 2006. The fair value of the swaps at June 30, 2004 was a net unrealized pre-tax gain of $816,000.

     The combined fair value of net unrealized losses on oil and gas hedges and net unrealized gain on interest rate swaps totaled $102.7 million and appear as short-term and long-term unrealized derivative gains and losses on the balance sheet. Hedging activities are conducted with major financial and commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of the counterparties is subject to periodic review.

     The following table sets forth quantitative information of derivative instruments at June 30, 2004 (in thousands):

	As of June 30, 2004
	Assets	Liabilities
Commodity swaps	$—	$(86,165	)(a)
Commodity collars	$—	$(17,320	)(b)
Interest rate swaps	$879	$(63)

(a)	$43.6 million, $41.7 million and $900,000 is expected to be reclassified to income in 2004, 2005 and 2006, respectively, if prices remain constant.

(b)	$5.5 million, $9.1 million and $2.7 million is expected to be reclassified to income in 2004, 2005 and 2006, respectively, if prices remain constant.

(8)	COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and claims arising in the ordinary course of business which, in the opinion of management, are likely to be resolved without material adverse effect on the Company’s financial position or results of operations.

(9)	STOCKHOLDERS’ EQUITY

     The Company has authorized capital stock of 110 million shares, including 100 million shares of common stock and 10 million shares of preferred stock. On June 16, 2004, the Company issued 12,190,000 shares of its common stock at an offering price of $12.25. The Company recorded net proceeds of $143.4 million. In September 2003, the Company issued 1.0 million shares of Convertible Preferred, par value $1.00 and liquidation preference $50 per share. The Convertible Preferred is convertible into common stock at $8.50 per share. Each share is non-voting. Beginning on September 30, 2007, the Company may, at its sole election, redeem the Convertible Preferred for cash at 103% and declines to 100% on September 30, 2012. Beginning on September 30, 2005, the Company may cause the Convertible Preferred to convert, in whole but not in part, into common stock if, at the time, the common stock has closed at $11.90 or higher for 20 of the previous consecutive 30 trading days. Accrued dividends are cumulative and are payable quarterly in arrears.

     The following is a schedule of changes in the number of outstanding common shares from December 31, 2002 to June 30, 2004:

	Six Months	Twelve Months
	Ended	Ended
	June 30, 2004	December 31, 2003
Beginning Balance	56,409,791	54,991,611
Issuances:
Public offering	12,190,000	—
Stock options exercised	568,739	687,385
Stock purchase plan	—	87,500
Director compensation	24,000	36,000
Deferred compensation plan	1,167	35,350
In lieu of salaries and bonuses	75,996	380,588
Contributed to 401K plan	—	62,564
Exchange for debt	—	128,793

	12,859,902	1,418,180

Ending Balance	69,269,693	56,409,791

(10)	STOCK OPTION AND PURCHASE PLANS

     The Company has five stock option plans, of which three are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers and employees pursuant to decisions of the Compensation Committee of the Board of Directors. Information with respect to the option plans is summarized below:

	Active			Inactive
			Non-
	1999	Directors’	Employee	1989	Domain
	Plan	Plan	Plan	Plan	Plan	Total
Outstanding on December 31, 2003	3,319,297	204,000	—	235,174	72,664	3,831,135
Granted	1,308,500	48,000	—	—	—	1,356,500
Exercised	(395,684)	(8,000)	—	(93,124)	(72,664)	(569,472)
Expired	(11,759)	(12,000)	—	—	—	(23,759)

	901,057	28,000	—	(93,124)	(72,664)	763,269

Outstanding on June 30, 2004	4,220,354	232,000	—	142,050	—	4,594,404

     In 1999, shareholders approved a stock option plan (the “1999 Plan”) where up to 9.25 million options can be granted. All options issued under the 1999 Plan through May 2002 vest over 4 years and have a maximum term of 10 years, while options issued after May 2002 vest over a three year period and have a maximum term of five years. During the six months ended June 30, 2004, 1.3 million options were granted to eligible employees at exercise prices ranging from $10.48 to $11.30 a share. At June 30, 2004, 4.2 million options were outstanding at exercise prices ranging from $1.94 to $12.13 a share.

     In 1994, shareholders approved the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) where up to 300,000 options can be granted. Director’s options are granted upon initial election as a director and annually upon a director’s re-election at the annual meeting. At June 30, 2004, 232,000 options were outstanding under the Directors’ Plan at exercise prices ranging from $2.81 to $11.30 a share. This plan will expire in December 2004.

     On May 19, 2004 shareholders approved the Non-Employee Director Stock Option Plan (the “Non-Employee Plan”). The maximum number of options issuable is 300,000. The term of the options will not exceed a period of ten years. At June 30, 2004, there were no options outstanding under this plan.

     The Company maintains the 1989 Stock Option Plan (the “1989 Plan”) which authorized the issuance of 3.0 million options. No options have been granted under the plan since 1999. Options issued under the 1989 Plan vested over a three year period and expire in ten years. At June 30, 2004, 142,050 options remained outstanding under the 1989 Plan at exercise prices ranging from $2.63 to $7.63 a share. The last of these options expire in 2009.

     The Domain stock option plan was adopted when that company was acquired in 1998. In January 2004, all outstanding options were exercised and the plan was terminated.

     In total, approximately 4.6 million options were outstanding at June 30, 2004 at exercise prices of $1.94 to $12.13 a share as follows:

		Active		Inactive
Range of	Average	1999	Directors’	1989
Exercise Prices	Exercise Price	Plan	Plan	Plan	Total
$ 1.94 - $ 4.99	$3.54	568,425	48,000	80,500	696,925
$ 5.00 - $ 9.99	$5.91	2,350,129	136,000	61,550	2,547,679
$10.00 - $12.13	$10.54	1,301,800	48,000	—	1,349,800

Total	$6.91	4,220,354	232,000	142,050	4,594,404

     In 1997, shareholders approved a plan (the “Stock Purchase Plan”) where up to 1.75 million shares of common stock could be sold to officers, directors, employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. To date, all purchase rights have been granted at 75% of market. Due to the discount from market value, the Company recorded additional compensation expense of $122,000 in the six months ended June 30, 2003. Through June 30, 2004, 1,377,319 shares have been sold under the Stock Purchase Plan. At June 30, 2004, there were no rights outstanding to purchase shares.

     During 2003, the Company issued 234,000 restricted shares of its common stock as a compensation to directors, officers and employees of the Company. The restricted share grants included 136,000 issued to directors (which vested immediately) and 98,000 to officers and employees with vesting over a three year period. In May 2004, the Company issued 70,900 restricted shares of its common stock as compensation to directors, officers and employees of the Company. The restricted grants included 24,000 issued to directors (with immediate vesting) and 46,900 to offices and employees with vesting over a three year period. The Company recorded compensation expense of $116,000 and $233,000 during the three month and six month periods ended June 30, 2004 related to these grants.

(11)	DEFERRED COMPENSATION

     In 1996, the Board of the Company adopted a deferred compensation plan (the “Plan”). The Plan allows certain senior employees and directors to defer all or a portion of their salaries and bonuses and invests such amounts in common stock of the Company or makes other investments at the employee’s discretion. Great Lakes also has a deferred compensation plan that allows certain employees to defer all or a portion of their salaries and bonuses and invest such amounts in certain investments at the employee’s discretion. The assets of the plans are held in a rabbi trust (the “Rabbi Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability is adjusted to fair value each reporting period by a charge or credit to general and administrative expense on the Company’s Consolidated Statements of Operations. The assets of the Rabbi Trust, other than common stock of the Company, are invested in marketable securities and reported at market value in other assets on the Company’s Consolidated Balance Sheets. The deferred compensation liability on the Company’s balance sheet reflects the market value of the marketable securities and the Company’s common stock held in the Rabbi Trust. The cost of common stock held in the Rabbi Trust is shown as a reduction to stockholders’ equity. Changes in the market value of the marketable securities are reflected in OCI, while changes in the market value of the common stock held in the Rabbi Trust is charged or credited to general and administrative expense each quarter. The Company recorded mark-to-market expense related to the Company stock held in the Rabbi Trust of $4.3 million and $911,000 in the three months ended June 31, 2004 and 2003, respectively and $8.7 and $1.3 million in the six months ended June 30, 2004 and 2003, respectively.

(12)	BENEFIT PLAN

     The Company maintains a 401(k) Plan that permits employees to contribute a portion of their salary, subject to Internal Revenue Service limitations, on a pre-tax basis. Historically, the Company has made discretionary contributions of its common stock to the 401(k) Plan annually. All Company contributions become fully vested after the individual employee has three years of service with the Company. In 2003, 2002 and 2001, the Company contributed common stock valued at $610,000, $602,000 and $554,000 at then market values, respectively, to the 401(k) Plan. The Company does not require that employees hold the contributed stock in their account. Employees have a variety of investment options in the 401(k) Plan and may, at any time, diversify out of the Company’s common stock based on their personal investment strategy.

(13)	INCOME TAXES

     The Company follows SFAS No. 109, “Accounting for Income Taxes,” pursuant to which the liability method is used. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse. The significant components of deferred tax liabilities and assets on June 30, 2004 and December 31, 2003 were as follows (in thousands):

	June 30,	December 31,
	2004	2003
Deferred tax assets(liabilities)
Net unrealized loss in OCI	$37,137	$24,620
Other	(23,352)	(15,592)

Net deferred tax asset	$13,785	$9,028

     At December 31, 2003, deferred tax assets exceeded deferred tax liabilities by $9.0 million with $24.6 million of deferred tax assets related to deferred hedging losses included in OCI. Based on the Company’s recent profitability and its current outlook, no valuation allowance was deemed necessary at December 31, 2003. At June 30, 2004, deferred tax assets exceeded deferred tax liabilities by $13.8 million with $37.1 million of deferred tax assets related to hedging losses in OCI.

     At December 31, 2003, the Company had regular net operating loss (“NOL”) carryovers of $188.8 million and alternative minimum tax (“AMT”) NOL carryovers of $161.0 million that expire between 2012 and 2021. At December 31, 2003, the Company had an AMT credit carryover of $2.4 million which is not subject to limitation or expiration.

(14)	EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Income before cumulative effect of change in accounting principle	$8,189	$4,591	$14,809	$9,954
Preferred dividends	(737)	—	(1,475)	—

Numerator for basic earnings per share before cumulative effect of change in accounting principle	7,452	4,591	13,334	9,554
Cumulative effect of accounting change	—	—	—	4,491

Numerator for basic earnings per share	$7,452	$4,591	$13,334	$14,045

Income before cumulative effect of change in accounting principle	$7,452	$4,591	$13,334	$9,554
Effect of dilutive securities	—	—	—	—

Numerator for diluted earnings per share before cumulative effect	7,452	4,591	13,334	9,554
Cumulative effect of accounting change	—	—	—	4,491

Numerator for diluted earnings per share after assumed conversions and cumulative effect of change in accounting principle	$7,452	$4,591	$13,334	$14,045

Denominator:
Weighted average shares outstanding	58,988	55,682	57,817	55,440
Stock held by employee benefit trust	(1,673)	(1,520)	(1,672)	(1,424)

Weighted average shares, basic	57,315	54,162	56,145	54,016

Effect of dilutive securities:
Weighted average shares outstanding	58,988	55,682	57,817	55,440
Employee stock options	1,257	486	1,131	404

Dilutive potential common shares for diluted earnings per share	60,245	56,168	58,948	55,844

Earnings per share basic and diluted:
Before cumulative effect of accounting change
- Basic	$0.13	$0.08	$0.24	$0.18
- Diluted	$0.12	$0.08	$0.23	$0.17
After cumulative effect of accounting change
- Basic	$0.13	$0.08	$0.24	$0.26
- Diluted	$0.12	$0.08	$0.23	$0.25

     Options to purchase 634,000 shares of common stock were outstanding but not included in the computations of diluted net income per share for the three months ended June 30, 2003 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. Also, options to purchase 6,000 shares and 634,000 shares of common stock were outstanding but not included in the computations of diluted net income per share for the six months ended June 30, 2004 and 2003. The 6% Debentures and the 5.9% Preferred were also not included for all periods presented because their inclusion would have been anti-dilutive.

(15)	MAJOR CUSTOMERS

     The Company markets its production on a competitive basis. Gas is sold under various types of arrangements ranging from short-term contracts that are cancelable within 30 days or less to life of well contracts. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service and may be changed on 30 days notice. For the six months ended June 30, 2004, two customers, Duke Energy Field Services, Inc. and Louis Dreyfus Natural Gas Corp., accounted for 16%, and 13%, respectively, of oil and gas revenues. Management believes that the loss of any one customer would not have a material long-term adverse effect on the Company. The creditworthiness of our customers is subject to periodic review.

(16)	OIL AND GAS ACTIVITIES

     The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

	Six Months	Year-Ended
	Ended June 30,	December 31,
	2004	2003
Book value
Properties subject to depletion	$1,707,572	$1,350,616
Unproved properties	12,119	12,195

Total	1,719,691	1,362,811
Accumulated depletion	(661,301)	(639,429)

Net	$1,058,390	$723,382

Costs incurred
Acquisitions:
Proved oil and gas properties	$303,962	$90,723
Unproved leasehold	5,636	5,580
Gas gathering facilities	14,429	4,622
Development	50,952	83,433
Exploration(a)	12,558	22,564

Subtotal	387,537	206,922
Asset retirement obligations	866	4,597

Total	$388,403	$211,519

(a)	Includes $7,767 and $13,946 of exploration costs expensed in the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively.

(17)	INVESTMENT IN GREAT LAKES

     Prior to June 23, 2004 the Company owned 50% of Great Lakes. The Company acquired the remaining 50% interest in Great Lakes on June 23, 2004. The Company consolidates its proportionate interest in the joint venture’s assets, liabilities, revenues and expenses. The following table summarizes the 50% interest in Great Lakes financial statements as of or for the six months ended June 30, 2004 and 2003 (in thousands):

	June 30,	June 30,
	2004	2003
Statement of Operations
Revenues	$29,914	$28,147
Direct operating expense	5,052	4,842
Production taxes	258	204
Exploration expense	1,205	781
G&A expense	1,125	930
Interest expense	923	2,281
DD&A	6,840	7,126
Pretax income	14,511	11,983
Cumulative effect of change in accounting principle (before income taxes)	—	1,601
Net income	14,511	13,584
Balance Sheet
Current assets		$11,365
Oil and gas properties, net		209,601
Transportation and field assets, net		15,004
Unrealized derivative gain		99
Other assets		347
Current liabilities		25,322
Unrealized derivative loss		8,170
Asset retirement obligation		17,657
Long-term debt		73,500
Members’ equity		111,767

(18)	RETIREMENT OF SECURITIES

     In the second quarter of 2004, $2.7 million of the 6% Debentures were repurchased for cash and a loss of $34,300 was recorded on the transaction. In the second quarter of 2003, $500,000 of the 8-3/4% Notes were repurchased for cash and a loss of $10,400 was recorded on the transaction. In addition, in the six months of 2003, $400,000 of the Trust Preferred Securities were repurchased for cash and $880,000 of the 6% Debentures was exchanged for common stock. A gain of $150,000 was recorded on the cash transaction and a $465,000 conversion expense was recorded on the exchange transaction.

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

     Asset retirement obligations are not unique to the Company or to the oil and gas industry and in 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). The Company adopted this statement effective January 1, 2003, as discussed in Note 3 to the Consolidated Financial Statements. SFAS 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, the new statement requires the Company to record a separate liability for the discounted present value of the Company’s asset retirement obligations, with an offsetting increase to the related oil and gas properties on the Company’s Consolidated Balance Sheet.

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

Other

     The Company records a write down of marketable securities when the decline in market value is considered to be other than temporary. Third party reimbursements for administrative overhead costs incurred by the Company in its role as operator of oil and gas properties are applied to reduce general and administrative expense and at Great

Lakes, partially to operating expense. Salaries and other employment costs of those employees working on the Company’s exploration efforts are expensed as exploration expense. The Company does not capitalize general and administrative expense or interest expense.

Liquidity and Capital Resources

     During the six months ended June 30, 2004, the Company spent $387.5 million on development, exploration, and acquisitions. During the six month period ending June 30, 2004, total debt increased $167.2 million. At June 30, 2004, the Company had $7.6 million in cash, total assets of $1.2 billion and, a debt to capitalization ratio of 56%. Available borrowing capacity at June 30, 2004 was $180.0 million on the Senior Credit Facility. Long-term debt at June 30, 2004 totaled $525.4 million, including $320.0 million of Senior Credit Facility debt, $196.5 million of 7-3/8% Notes and $8.9 million of 6% Debentures.

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

     The debt agreements contain covenants relating to net worth, working capital, dividends, and financial ratios. The Company was in compliance with all covenants at June 30, 2004. Under the Senior Credit Facility, common and preferred dividends are permitted, subject to the terms of the restricted payment basket. The Senior Credit Facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances occurring since December 31, 2001. Approximately $160.3 million was available under the Senior Credit Facility’s restricted payment basket on June 30, 2004. The terms of the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on 50% of net income since October 1, 2003 and 100% of net cash proceeds from common stock issuances. Approximately $158.4 million was available under the 7-3/8% Notes restricted payment basket on June 30, 2004.

     The following summarizes the Company’s contractual financial obligations at June 30, 2004 and their future maturities. The Company expects to fund these contractual obligations with cash generated from operating activities and refinancing proceeds.

	Payment due by period
	Remainder	2005 and	2007 and
	of 2004	2006	2008	Thereafter	Total
Long-term debt(a)	$—	$—	$328,904	$200,000	$528,904
Operating leases	1,284	3,747	698	—	5,729
Seismic purchase	359	215	—	—	574
Derivative obligations(b)	49,146	53,523	—	—	102,669
Asset retirement obligation liability	7,404	23,807	5,279	32,208	68,698

Total contractual obligations(c)	$58,193	$81,292	$334,881	$232,208	$706,574

(a)	Due at termination dates for each of the Company’s credit facilities, which the Company expects to renew, but there is no assurance that can be accomplished.

(b)	Derivative obligations represent net open hedging contracts valued as of June 30, 2004.

(c)	This table does not include the liability for the deferred compensation plan since these obligations will be funded with existing plan assets.

     Total long-term debt at June 30, 2004, was $525.4 million. Long-term debt of $320.0 million was subject to floating interest rates (of which $65.0 million is subject to interest rate swap agreements) and $205.4 million of debt had a fixed interest rate. The table below describes the Company’s required annual fixed interest payments on these debt instruments (in thousands).

		Annual
Security	Amount	Interest	Interest Payable	Maturity
7.375% Notes	$200,000	$14,750	January, July	2013
6% Debentures	8,904	534	February, August	2007

	$208,904	$15,284

Cash Flow

     The Company’s principal sources of cash are operating cash flow, and bank borrowings and at times, issuance of debt and equity securities. The Company’s cash flow is highly dependent on oil and gas prices. The Company has entered into hedging swap agreements covering 36.2 Bcf of gas, 0.9 million barrels of oil and 0.5 million barrels of NGLs. The Company also has collars covering 31.1 Bcf of gas and 2.1 million barrels of oil. The $62.2 million of drilling related capital expenditures in the six months ended June 30, 2004 was funded with internal cash flow. Net cash provided by operations for the six months ended June 30, 2004 and 2003 was $81.4 million and $53.8 million, respectively. Cash flow from operations was higher than the prior year due to higher prices and volumes and lower interest expense partially offset by higher exploration and direct operating and production tax expenses. Net cash used in investing for the six months ended June 30, 2004 and 2003 was $312.0 million and $46.0 million, respectively. The 2004 period included $62.2 million of additions to oil and gas properties and $253.6 million of acquisitions. The 2003 period included $42.6 million of additions to oil and gas properties. Net cash provided by (used in) financing for the six months ended June 30, 2004 and 2003 was $237.6 million and ($7.8 million), respectively. This increase was primarily the result of proceeds received from the issuance of $100.0 million of 7-3/8% Notes and $143.4 million received from the issuance of 12.2 million shares of common stock. These proceeds were used to purchase the 50% of Great Lakes not owned by the Company. During the first six months of 2004, total debt increased $167.2 million including an increase of $95.4 million of subordinated debt and $71.8 million of Senior Facility debt.

Dividends to Stockholders

     On April 12, 2004, the Board of Directors declared a dividend of one cent per share ($569,000) on the Company’s common stock, payable on May 31, 2004 to stockholders of record at the close of business on May 14, 2004. Also, in January of 2004, the Company paid common stock dividends of $565,000.

Capital Requirements

     The 2004 capital budget is currently set at $149.0 million (excluding acquisitions) and based on current projections, the capital budget is expected to be funded with internal cash flow. During the six months ended June 30, 2004, $63.5 million of development and exploration spending was funded with internal cash flow.

Banking

     The Company maintains a $600.0 million revolving Senior Credit Facility. The facility is secured by substantially all the borrowers’ assets. Availability under the facilities is subject to a borrowing base set by the banks semi-annually and in certain other circumstances more frequently. Redeterminations, other than increases, require the approval of 75% of the lenders while increases require unanimous approval. At July 26, 2004, the Senior Credit Facility had a $500.0 million borrowing base of which $174.3 million was available.

Hedging – Oil and Gas Prices

     The Company enters into hedging agreements to reduce the impact of oil and gas price volatility on its operations. At June 30, 2004, swaps were in place covering 36.2 Bcf of gas at prices averaging $4.15 per Mmbtu, 0.9 million barrels of oil at prices averaging $27.69 per barrel and 0.5 million barrels of NGLs at prices averaging $20.49 per barrel. The Company also has collars covering 31.1 Bcf of gas at weighted average floor and cap prices of $4.46 to $7.55 per mcf and 2.1 million barrels of oil at prices of $24.18 to $32.56 per barrel. Their fair value at June 30, 2004 (the estimated amount that would be realized on termination based on contract price and a reference price, generally NYMEX) was a net unrealized pre-tax loss of $103.5 million. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings in other revenue as it occurs. Net decreases to oil and gas revenues from hedging were $23.2 million and $15.4 million for the three months ended June 30, 2004 and 2003, respectively and decreases of $40.1 million and $41.3 million for the six months ended June 30, 2004 and 2003, respectively.

     At June 30, 2004, the following commodity derivative contracts were outstanding:

		Volume	Average Hedge
Contract Type	Period	Hedged	Price
Natural gas
Swaps	July-December 2004	89,663 MMBtu/day	$4.04
Swaps	2005	50,695 MMBtu/day	$4.21
Swaps	2006	3,288 MMBtu/day	$4.85
Collars	July-December 2004	33,554 MMBtu/day	$5.59-$7.17
Collars	2005	48,524 MMBtu/day	$4.69-$7.55
Collars	2006	19,863 MMBtu/day	$4.46-$7.08
Crude oil
Swaps	July-December 2004	2,822 Bbl/day	$28.37
Swaps	2005	1,146 Bbl/day	$26.84
Collars	July-December 2004	2,750 Bbl/day	$24.18-$27.94
Collars	2005	3,015 Bbl/day	$26.22-$32.40
Collars	2006	1,364 Bbl/day	$27.29-$32.56
Natural gas liquids
Swaps	July-December 2004	1,377 Bbl/day	$21.88
Swaps	2005	658 Bbl/day	$19.20

Interest Rates

     At June 30, 2004, the Company had $525.4 million of debt outstanding. Of this amount, $205.4 million bore interest at fixed rates averaging 7.3%. Senior Credit Facility debt totaling $320.0 million bore interest at floating rates which averaged 2.8% at June 30, 2004. At times, the Company enters into interest rate swap agreements to limit the impact of interest rate fluctuations on its floating rate debt. At June 30, 2004, the Company had interest rate swap agreements totaling $65.0 million. These swaps consist of $20.0 million at rates averaging 2.3% which expire in December 2004, $10.0 million at 1.4% which expires in June 2005 and $35.0 million at 1.8% which expire in June 2006. The fair value of the swaps, based on then current quotes for equivalent agreements at June 30, 2004 was a net gain of $816,000. The 30 day LIBOR rate on June 30, 2004 was 1.4%.

Inflation and Changes in Prices

     The Company’s revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company’s ability to control or predict. During the first six months of 2004, the Company received an average of $34.08 per barrel of oil and $5.39 per mcf of gas before hedging compared to $28.98 per barrel of oil and $5.60 per mcf of gas in the same period of the prior year. Although certain of the Company’s costs and expenses are affected by general inflation, inflation does not normally have a significant effect on the Company. During 2003, the Company experienced a modest overall increase in drilling and operational costs when compared to the prior year. Increases in commodity prices can cause inflationary pressures specific to the industry to also increase certain costs. The Company expects an increase in these costs during the next twelve months, particularly an increase in the cost of tubulars.

Results of Operations

     Volumes and sales data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Production:
Crude oil (bbls)	586,074	528,450	1,132,859	1,017,516
NGLs (bbls)	238,336	102,150	469,411	196,223
Natural gas (mcfs)	11,585,072	10,619,549	23,061,527	20,977,908
Total (mcfe)	16,531,529	14,403,146	32,675,147	28,260,342
Average daily production:
Crude oil (bbls)	6,440	5,807	6,224	5,622
NGLs (bbls)	2,619	1,123	2,579	1,084
Natural gas (mcfs)	127,308	116,698	126,712	115,900
Total (mcfe)	181,665	158,276	179,534	156,134
Average sales prices (excluding hedging):
Crude oil (per bbl)	$35.87	$26.71	$34.08	$28.98
NGLs (per bbl)	$22.18	$18.46	$21.75	$19.28
Natural gas (per mcf)	$5.57	$5.15	$5.39	$5.60
Total (per mcfe)	$5.49	$4.91	$5.30	$5.38
Average sales price (including hedging):
Crude oil (per bbl)	$27.11	$23.14	$25.79	$23.38
NGLs (per bbl)	$19.71	$18.46	$19.36	$19.28
Natural gas (per mcf)	$4.05	$3.88	$4.10	$3.91
Total (per mcfe)	$4.09	$3.84	$4.07	$3.88

     The following table identifies certain items included in the results of operations and is presented to assist in comparing the second quarter and year-to-date 2004 to the same periods of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Increase (decrease) in revenues:
Gain (loss) on retirement of securities	$(34)	$(10)	$(34)	$140
Debt conversion and extinguishment expense	—	—	—	(465)
Ineffective portion of commodity hedges gain (loss)	971	(2,075)	(583)	(1,271)
Gain from sales of assets	11	69	10	157
Realized hedging gains (losses)	(23,244)	(15,365)	(40,141)	(41,255)

	$(22,296)	$(17,381)	$(40,748)	$(42,694)

Increase (decrease) to expenses:
Mark-to-market deferred compensation adjustment	$4,303	$912	$8,688	$1,297
Bad debt expense accrual	—	75	—	150
Net adjustment to IPF valuation allowance	305	299	834	558
Ineffective interest rate swaps	(320)	(154)	(1,119)	(83)

	$4,288	$1,132	$8,403	$1,922

Cumulative effect of change in accounting principle (net of tax)	$—	$—	$—	$4,491

Comparison of 2004 to 2003

Overview

     The Company’s business strategy of drill bit growth in reserves and production supplemented by complementary acquisitions is evident in the year-to-date 2004 operating and financial performance. Production rose 15% over the second quarter of last year and 2.4% higher than the previous quarter of this year. Realized oil and gas prices were 7% higher in the second quarter of 2004 compared to the second quarter of 2003.

     The most significant event impacting the second quarter of 2004 balance sheet was the June 23, 2004 acquisition of the 50% interest in Great Lakes Energy Partners LLC not already owned by the Company. Though only seven days of operating results for the 50% acquired interest are reflected in the June 30, 2004 financial statements, the impact to the balance sheet included increases of $143.4 million in common equity and $98.1 million in long term debt issued to finance the $298.6 million purchase. Non-acquisition capital spending totaled $36.8 for the second quarter of 2004 compared to $26.2 for the same period last year.

     In the second quarter of 2004 continued progress was made to reduce unit costs with year to date unit cost reductions evident in direct operating expense, interest expense, cash general and administrative expense and depreciation expense. Increases in drilling activity has placed upward pricing pressure on oil field goods and services. Managing our costs in this environment of high oil and gas prices and increasing competition will be challenging. Tubular goods in particular remain in short supply in some areas. Although several of our peer companies have recently been acquired by other firms and consolidation in the upstream oil and gas exploration and production sector continues, we have witnessed continued competition in the acquisition of quality oil and gas properties. These recent trends, however, reinforce our strategy of relying first upon drill bit growth and second upon complementary acquisition to increase production and reserves.

Quarters Ended June 30, 2004 and 2003

     Net income in the second quarter of 2004 totaled $8.2 million, compared to $4.6 million in the prior year period. Production increased to 181.7 Mmcfe per day, a 15% increase from the prior year period. The production increase was due primarily to the December 2003 Conger Field acquisition and the success of the Company’s drilling program. Oil and gas revenues also increased due to a 7% increase in average realized prices to $4.09 per mcfe. The average realized price for oil increased 17% to $27.11 per barrel, increased 4% for gas to $4.05 per mcf and increased 7% for NGLs to $19.71 per barrel. Production expenses increased 9% to $10.4 million as a result of costs related to the Conger Field properties acquired in December 2003. Production expenses (excluding production taxes) per mcfe produced averaged $0.63 in 2004 versus $0.66 in 2003. Production taxes averaged $0.29 per mcfe in 2004 versus $0.22 per mcfe in 2003. Production taxes are paid on market prices not on hedged prices.

     Transportation and gathering net revenues are reflected net of expenses. Total net revenues declined 63% to $344,000 in 2004. The major components of the decline include lower transportation and gathering revenues ($124,000), higher marketing expenses ($58,000), additional gas transportation system employee expense related to the Conger Field acquisition ($336,000) and higher gas processing expenses ($86,000). Loss on retirement of securities in 2004 includes a $34,000 loss on the purchase of $2.7 million of 6% Debentures. Loss on retirement of securities in 2003 includes $10,400 loss on the purchase of $500,000 of 8-3/4% Notes.

     Other income reflected a gain of $833,000 in the second quarter of 2004 versus a loss of $2.1 million in the second quarter of 2003. The 2004 period includes $971,000 of ineffective hedging gains and $325,000 gain on asset retirement obligations. Other income for 2004 also includes IPF revenues of $9,000 offset by $252,000 of administrative costs, and $305,000 net increase to the valuation account. Other income in the 2003 period included $2.1 million of ineffective hedging losses offset by $69,000 of gains on asset sales. Other income for 2003 also included IPF revenues of $428,000 offset by $209,000 of administrative costs, $59,000 of interest and a $299,000 increase in the valuation allowance.

     Exploration expense increased $1.5 million to $4.2 million in 2004 due to higher dry hole costs ($1.2 million) and higher seismic costs ($139,000). General and administrative expenses increased $4.0 million in the quarter with higher non-cash mark-to-market expense relating to the deferred compensation plan along with higher director fees and salaries and wages. The mark-to-market deferred compensation adjustment included in general and administrative expense was $4.3 million in the three months ended June 30, 2004 versus $912,000 in the same period of the prior year. (See Note 11 to the consolidated financial statements).

     Interest expense decreased 15% to $4.4 million primarily due to lower average debt balances, interest rates and higher gains on ineffective portion of interest hedges. Total debt was $525.4 million and $358.1 million at June 30, 2004 and 2003, respectively. The average interest rates, including fixed and variable rate debt (excluding hedging), were 4.6% and 4.9% at June 30, 2004 and 2003, respectively.

     DD&A expense increased 5% from the second quarter of 2003 due to higher production. Accretion expense of $1.0 million and $1.2 million is included in DD&A expense in the three month periods ending June 30, 2004 and 2003, respectively. The DD&A rate per mcfe for the second quarter of 2004 was $1.36, a $0.12 decrease from the rate for the second quarter of 2003. The decrease is due to lower amortization of unproved property ($0.04), lower accretion expense ($0.02) and lower average depletion rates ($0.05). The DD&A rate is determined based on year-end reserves and the associated net book value and, to a lesser extent, depreciation on other assets owned.

     Income taxes reflected an expense of $4.9 million in the second quarter of 2004 versus $2.5 million in the second quarter of 2003.

Six Month Periods Ended June 30, 2004 and 2003

     Net income in the first six months of 2004 totaled $14.8 million, compared to $14.0 million in the prior year period. The first six months of 2003 includes a favorable effect of $4.5 million on adoption of a new accounting principle. Production increased to 179.5 Mmcfe per day, a 15% increase from the prior year period. The production increase was due primarily to the December 2003 Conger Field acquisition and the recent success of the Company’s drilling program. Oil and gas revenues also increased due to a 5% increase in average realized prices to $4.07 per mcfe. The average prices realized for oil increased 10% to $25.79 per barrel, increased 5% for gas to $4.10 per mcf and increased 1% for NGLs to $19.36 per barrel. Production expenses increased 7% to $20.4 million as a result of additional costs related to the Conger Field properties acquired in December 2003. Production expenses (excluding production taxes) per mcfe produced averaged $0.63 in 2004 versus $0.67 in 2003. Production taxes averaged $0.27 per mcfe in 2004 versus $0.24 per mcfe in 2003. Production taxes are paid on market prices not on hedged prices.

     Transportation and gathering net revenues are reflected net of expenses. Total net revenues declined 59% to $811,000 in 2004. The major components of the decline include lower transportation and gathering revenues ($407,000), higher marketing expenses ($122,000), additional gas transportation system employee expense related to the Conger Field acquisition ($532,000) and higher gas processing expenses ($145,000). Loss on retirement of securities in 2004 includes a $34,000 loss on the sale of $2.7 million of 6% Debentures. Loss on retirement of securities in 2003 includes $150,000 gain on the sale of $400,000 of Trust Preferred Securities and offset by a loss of $10,400 on the sale of $500,000 of 8-3/4% Notes and a $465,000 conversion expense related to an $880,000 exchange of 6% Debentures.

     Other income reflected a loss of $1.5 million in the six months of 2004 versus a loss of $1.2 million in the same period of 2003. The 2004 period includes $583,000 of ineffective hedging losses offset by a $133,000 gain on asset retirement obligations. Other income for 2004 also includes IPF revenues of $42,000 offset by $422,000 of administrative costs, $2,000 of interest and $834,000 net increase to the valuation account. Other income in the 2003 period included $1.3 million of ineffective hedging losses offset by $157,000 of gains on asset sales. Other income for 2003 also included IPF revenues of $967,000 offset by $467,000 of administrative costs, $161,000 of interest and a $558,000 increase in the valuation allowance.

     Exploration expense increased $2.6 million to $7.8 million in 2004 due to higher dry hole costs ($2.0 million) and higher seismic costs ($266,000). General and administrative expenses increased $8.0 million with higher non-cash mark-to-market expense relating to the deferred compensation plan, higher director fees, salaries and wages and professional fees. The mark-to-market deferred compensation adjustment included in general and administrative expense was $8.7 million in the six months ended June 30, 2004 versus $1.3 million in the same period of the prior year. (See Note 11 to the consolidated financial statements.).

     Interest expense decreased 20% to $8.6 million primarily due to lower average debt balances, interest rates and higher gains on ineffective portion of interest hedges. Total debt was $525.4 million and $358.1 million at June 30, 2004 and 2003, respectively. The average interest rates, including fixed and variable rate debt (excluding hedging), were 4.6% and 4.9% at June 30, 2004 and 2003, respectively.

     DD&A expense increased 6% from the first six months of 2003 due to higher production. Accretion expense of $2.1 million and $2.3 million is included in DD&A expense in the six month periods ending June 30, 2004 and 2003, respectively. The DD&A rate per mcfe for the six months quarter of 2004 was $1.37, a $0.12 decrease from the rate for the same period of 2003. The decrease is due to lower amortization of unproved property ($0.03), lower accretion expense ($0.02) and lower average depletion rates ($0.08). The DD&A rate is determined based on year-end reserves and the associated net book value and, to a lesser extent, depreciation on other assets owned.

     Income taxes reflected an expense of $8.8 million in the first six months of 2004 versus $6.6 million in the same period of 2003. The first quarter of 2003 included $917,000 deferred tax expense associated with prior period’s percentage depletion carryover.

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

     The Company periodically enters into hedging arrangements with respect to its oil and gas production. Pursuant to these swaps, the Company receives a fixed price for its production and pays market prices to the counterparty. Hedging is intended to reduce the impact of oil and gas price fluctuations. In the second quarter of 2003, the hedging program was modified to include collars which assume a minimum floor price and predetermined ceiling price. Realized gains or losses are generally recognized in oil and gas revenues when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or OCI. The gains and losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Of the $103.5 million unrealized pre-tax loss included in OCI at June 30, 2004, $78.6 million of losses would be reclassified to earnings over the next twelve month period if prices remained constant. The actual amounts that will be reclassified will vary as a result of changes in prices. The Company does not hold or issue derivative instruments for trading purposes.

     As of June 30, 2004, the Company had oil and gas swap hedges in place covering 36.2 Bcf of gas, 0.9 million barrels of oil and 0.5 million barrels of NGLs at prices averaging $4.15 per Mmbtu, $27.69 per barrel and $20.49 per barrel, respectively. The Company also has collars covering 31.1 Bcf of gas at weighted average floor and cap prices of $4.46 and $7.55 per mcf and 2.1 million barrels of oil at weighted average floor and cap prices of $24.18 to $32.56 per barrel. Their fair value, represented by the estimated amount that would be realized on termination, based on contract versus NYMEX prices, approximated a net unrealized pre-tax loss of $103.5 million at that date. These contracts expire monthly through December 2006. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net realized losses relating to these derivatives for the three months ended June 30, 2004 and June 30, 2003 were $23.2 million and $15.4 million and the losses were $40.1 million and $41.3 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

     In the first six months of 2004, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $17.3 million. If oil and gas future prices at June 30, 2004 had declined 10%, the unrealized hedging loss at that date would have decreased $37.3 million.

     Interest rate risk. At June 30, 2004, the Company had $525.4 million of debt outstanding. Of this amount, $205.4 million bore interest at fixed rates averaging 7.3%. Senior Credit Facility debt totaling $320.0 million bore interest at floating rates averaging 2.8%. At June 30, 2004, the Company had interest rate swap agreements totaling $65.0 million (see Note 7), which had a fair value gain of $816,000 at that date. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $2.6 million in annual interest expense.

Item 4. CONTROLS AND PROCEDURES.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s (and its consolidated subsidiaries’) disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s (and its consolidated subsidiaries’) disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries’) required to be included in this report. There were no changes in the Company’s (or its consolidated subsidiaries) internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s (or its consolidated subsidiaries’) last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s (or its consolidated subsidiaries’) internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 4. Submission of matters to a vote of Security Holders

     On May 19, 2004, the Company held its Annual Meeting of stockholders to (a) elect a Board of seven directors, each for a one-year term and (b) consider and vote on a proposal to (i) amend the 1999 Stock Option Plan increasing the number of shares of common stock authorized to be issued from 8,750,000 to 9,250,000 and (ii) approve the 2004 Non-Employee Director Option Plan. At such meeting, Robert E. Aikman, Anthony V. Dub, V. Richard Eales, Allen Finkelson, Jonathan S. Linker and John H. Pinkerton were reelected as Directors of the Company. Charles L. Blackburn was re-elected to serve as a director and Chairman of the Board. In addition, the 1999 Stock Option Plan Amendment and the 2004 Non-Employee Director Option Plan was approved by the Stockholders of the Company.

     The following is a summary of the votes cast at the Annual Meeting:

	Results of Voting	Votes For	Withheld	Abstentions
1.	Election of Directors
	Robert E. Aikman	50,230,714	3,901,464	—
	Charles L. Blackburn	50,918,393	3,213,785	—
	Anthony V. Dub	50,670,799	3,461,379	—
	V. Richard Eales	50,669,945	3,462,233	—
	Allen Finkelson	50,934,637	3,197,541	—
	Jonathan S. Linker	50,665,384	3,466,794	—
	John H. Pinkerton	51,910,678	2,221,500	—

		Votes For	Against	Abstentions
2.	1999 Plan Amendments	29,410,627	16,756,091	109,286

3.	Non-Employee Director Plan	29,437,513	16,722,508	115,983

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated June 1, 2004 between the Company and FirstEnergy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A (File No. 001-12209) as filed with the SEC on July 15, 2004)

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10Q (File No. 001-12209) as filed with the SEC on May 5, 2004)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10K (File No. 001-12209) as filed with the SEC on March 3, 2004)

4.1.1	Form of 6% Convertible Subordinated Debentures due 2007 (contained as an exhibit to Exhibit 4.1.2 hereto)

4.1.2	Indenture dated December 20, 1996 by and between Lomak and Keycorp Shareholder Services, Inc., as trustee (incorporated by reference to Exhibit 4.1(a) to Lomak’s Form S-3 (File No. 333-23955) as filed with the SEC on March 25, 1997)

4.1.3	Form of 7.375% Senior Subordinated Notes due 2013 (contained as an exhibit 4.1.4 hereto)

4.1.4	Indenture dated July 21, 2003 by and among the Company, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to the Company is Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.1.5*	Registration Rights Agreement dated June 22, 2004 by and among the Company, J.P. Morgan Securities, Inc. and UBS Securities L.L.C.

10.1*	Second Amended and Restated Credit Agreement as of June 23, 2004 among the Company and Great Lakes Energy Partners L.L.C. (as borrowers), and Bank One NA, and the institutions named (therein), as lenders, Bank One, NA, as Administrative Agent, and Banc One Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

31.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the President and Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(b)	Reports on Form 8-K

On May 5, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 12 of Form 8-K, announcing its first quarter results.

On June 1, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 5 of Form 8-K, announcing an increase to its capital budget and an operational update.

On June 4, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 5 of Form 8-K, announcing an agreement to purchase the 50% of Great Lakes Energy LLC it does not currently own.

On June 9, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 9 of Form 8-K, announcing it intends to offer 10 million share of common stock to the public.

On June 10, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 5 of Form 8-K, announcing the filing of a Prospectus Supplement with the Securities and Exchange Commission.

On June 15, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 5 of Form 8-K, announcing its intention to offer $100.0 million aggregate principal amount of senior subordinated notes due 2013.

On June 23, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 5 of Form 8-K, announcing the pricing of its previously announced private offering of $100.0 million of 7-3/8% senior subordinated notes due 2013.

On June 25, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 5 of Form 8-K, announcing the completion of the previously announced acquisition of the 50% of Great Lakes Energy Partners, LLC that it did not previously own.

On July 15, 2004, the Company filed a Current Report on Form 8-K/A, pursuant to Item 2 of Form 8-K, filing as an exhibit the Purchase and Sale Agreement dated as of June 1, 2004 by and between the Company and FirstEnergy Corporation.

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
Roger S. Manny
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

July 28, 2004

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated June 1, 2004 between the Company and FirstEnergy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A (File No. 001-12209) as filed with the SEC on July 15, 2004)

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on March 3, 2004)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10K (File No. 001-12209) as filed with the SEC on March 3, 2004)

4.1.1	Form of 6% Convertible Subordinated Debentures due 2007 (contained as an exhibit to Exhibit 4.1.2 hereto)

4.1.2	Indenture dated December 20, 1996 by and between Lomak and Keycorp Shareholder Services, Inc., as trustee (incorporated by reference to Exhibit 4.1(a) to Lomak’s Form S-3 (File No. 333-23955) as filed with the SEC on March 25, 1997)

4.1.3	Form of 7.375% Senior Subordinated Notes due 2013 (contained as an exhibit 4.1.4 hereto)

4.1.4	Indenture dated July 21, 2003 by and among the Company, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to the Company is Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.1.5*	Registration Rights Agreement dated June 22, 2004 by and among the Company, J.P. Morgan Securities, Inc. and UBS Securities L.L.C.

10.1*	Second Amended and Restated Credit Agreement as of June 23, 2004 among the Company and Great Lakes Energy Partners L.L.C. (as borrowers), and Bank One NA, and the institutions named (therein), as lenders, Bank One, NA, as Administrative Agent, and Banc One Capital Markets, Inc., as Sole Lead Arranger and Bookrunner

31.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the President and Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith