Form 10-Q
period 2004-09-30
RANGE RESOURCES CORP
filed 2004-10-28
CIK 315852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9592

RANGE RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	34-1312571 (I.R.S. Employer Identification No.)

777 Main Street, Suite 800
Fort Worth, Texas
(Address of principal executive offices)

76102
(Zip Code)

Registrant’s telephone number, including area code: (817) 870-2601

     Former name, former address and former fiscal year, if changed since last report: Not applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the precedings 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

69,500,017 Common Shares were outstanding on October 26, 2004.

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

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets
Cash and equivalents	$501	$631
Accounts receivable, net	46,019	37,745
IPF receivables (Note 2)	2,900	4,400
Unrealized derivative gain (Note 2)	379	116
Deferred tax asset (Note 13)	37,084	19,871
Inventory and other	13,522	3,329

	100,405	66,092

IPF receivables (Note 2)	3,046	8,193
Unrealized derivative gain (Note 2)	218	250
Oil and gas properties, successful efforts method (Note 16)	1,770,148	1,362,811
Accumulated depletion and depreciation	(681,500)	(639,429)

	1,088,648	723,382

Transportation and field assets (Note 2)	57,163	41,218
Accumulated depreciation and amortization	(21,094)	(18,912)

	36,069	22,306

Other (Note 2)	15,205	9,868

	$1,243,591	$830,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,205	$32,105
Asset retirement obligation (Note 3)	14,712	5,814
Accrued liabilities	26,091	14,700
Unrealized derivative loss (Note 2)	103,420	54,345

	193,428	106,964

Senior debt (Note 6)	306,900	178,200
Non-recourse debt (Note 6)	—	70,000
Subordinated notes (Note 6)	196,587	109,980
Deferred taxes, net (Note 13)	19,425	10,843
Unrealized derivative loss (Note 2)	29,477	17,027
Deferred compensation liability (Note 11)	32,839	16,981
Asset retirement obligation (Note 3)	56,213	46,030
Commitments and contingencies (Note 8)
Stockholders’ equity (Notes 9 and 10)
Preferred stock, $1 par, 10,000,000 shares authorized, 5.9% cumulative convertible preferred stock, 1,000,000 shares issued and outstanding at September 30, 2004, and December 31, 2003 entitled in liquidation to $50.0 million	50,000	50,000
Common stock, $.01 par, 100,000,000 shares authorized, 69,466,877 and 56,409,791 issued and outstanding, respectively	695	564
Capital in excess of par value	549,453	399,662
Retained earnings (deficit)	(99,799)	(124,011)
Stock held by employee benefit trust, 1,627,424 and 1,671,386 shares, respectively, at cost (Note 11)	(9,009)	(8,441)
Deferred compensation	(1,403)	(856)
Accumulated other comprehensive income (loss) (Note 2)	(81,215)	(42,852)

	408,722	274,066

	$1,243,591	$830,091

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Oil and gas sales	$85,574	$55,723	$218,495	$165,326
Transportation and gathering, net	296	841	1,107	2,808
Gain (loss) on retirement of securities (Note 17)	(5)	18,572	(39)	18,247
Other	349	442	(1,120)	(762)

	86,214	75,578	218,443	185,619

Expenses
Direct operating	12,718	7,989	33,119	27,083
Production and ad valorem taxes	5,331	3,131	14,382	9,709
Exploration	4,615	3,633	12,382	8,773
General and administrative (Note 11)	10,130	5,493	28,306	15,652
Interest expense and dividends on trust preferred	6,913	7,705	15,480	18,424
Depletion, depreciation and amortization	26,306	21,869	70,998	64,112

	66,013	49,820	174,667	143,753

Income before income taxes and accounting change	20,201	25,758	43,776	41,866
Income taxes (Note 13)
Current	(132)	6	(88)	4
Deferred	7,454	9,015	16,176	15,571

	7,322	9,021	16,088	15,575

Income before cumulative effect of change in accounting principle	12,879	16,737	27,688	26,291
Cumulative effect of change in accounting principle (net of taxes of $2.4 million) (Note 3)	—	—	—	4,491

Net income	12,879	16,737	27,688	30,782
Preferred dividends (Note 9)	(737)	(65)	(2,212)	(65)

Net income available to common shareholders	$12,142	$16,672	$25,476	$30,717

Earnings Per Common Share (Note 14):
Net income available to common stockholders per share before change in accounting principle	$0.18	$0.31	$0.42	$0.49
Cumulative effect of change in accounting principle	—	—	—	0.08

Net income per common share-basic	$0.18	$0.31	$0.42	$0.57

Earnings per common share before change in accounting principle	$0.17	$0.29	$0.40	$0.47
Cumulative effect of change in accounting principle	—	—	—	0.08

Net income per common share-diluted	$0.17	$0.29	$0.40	$0.55

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operations
Net income	$27,688	$30,782
Adjustments to reconcile net income to net cash provided by operations:
Cumulative effect of change in accounting principle, net	—	(4,491)
Deferred income tax expense	16,176	15,571
Depletion, depreciation and amortization	70,998	64,112
Unrealized hedging (gains) losses	(37)	(62)
Allowance for bad debts	1,522	1,109
Exploration expense	4,124	2,225
Amortization of deferred issuance costs and discount	756	1,052
(Gain) loss on retirement of securities	34	(18,827)
Deferred compensation adjustments	14,057	2,593
Loss (gain) on sale of assets and other	(1,024)	118
Changes in working capital:
Accounts receivable	241	(10,363)
Inventory and other	(9,335)	(1,688)
Accounts payable	10,085	3,647
Accrued liabilities	7,564	1,180

Net cash provided by operations	142,849	86,958

Cash flows from investing
Oil and gas properties	(106,354)	(65,373)
Field service assets	(2,465)	(1,939)
Acquisitions	(258,508)	(12,380)
IPF	5,168	9,381
Asset sales	4,821	370

Net cash used in investing	(357,338)	(69,941)

Cash flows from financing
Borrowings on credit facilities	353,800	198,100
Repayments on credit facilities	(365,100)	(224,600)
Other debt repayments	(11,683)	(88,733)
Debt issuance costs	(3,404)	(1,850)
Payment of dividends	(4,041)	—
Issuance of senior notes	98,125	98,272
Issuance of common stock	146,662	2,095

Net cash provided by (used in) financing	214,359	(16,716)

Increase (decrease) in cash and equivalents	(130)	301
Cash and equivalents, beginning of period	631	1,334

Cash and equivalents, end of period	$501	$1,635

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$12,879	$16,737	$27,688	$30,782
Net deferred hedge gains (losses), net of tax:
Contract settlements reclassed to income	15,361	7,967	41,131	34,783
Unrealized deferred hedging gains (losses)	(33,725)	14,767	(79,546)	(42,617)
Unrealized gains (losses) on securities held by deferred compensation plan	(13)	7	51	88

Comprehensive income (loss)	$(5,498)	$39,478	$(10,676)	$23,036

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) ORGANIZATION AND NATURE OF BUSINESS

     The Company is engaged in the exploration, development and acquisition of oil and gas properties primarily in the Southwestern, Appalachian and Gulf Coast regions of the United States. The Company seeks to increase its production and reserves primarily through drilling and complementary acquisitions. Prior to June 23, 2004, the Company held its Appalachian oil and gas assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C. (“Great Lakes”). On June 23, 2004, the Company purchased the 50% of Great Lakes that it did not own (see footnote 4). Range is a Delaware corporation whose common stock is listed on the New York Stock Exchange.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, wholly-owned subsidiaries and for the periods prior to June 23, 2004, a 50% pro rata share of the assets, liabilities, income and expenses of Great Lakes. On June 23, 2004, the Company purchased the 50% of Great Lakes that it did not own (see footnote 4). The September 30, 2004 balance sheet includes 100% of the assets and liabilities of Great Lakes. The statement of operations for the three months ended September 30, 2004 includes 100% of the revenues and expenses of Great Lakes. The statement of operations for the nine months ended September 30, 2004 includes 50% of the revenues and expenses of Great Lakes up to June 23, 2004 and 100% thereafter. Liquid investments with maturities of 90 days or less are considered cash equivalents. Certain reclassifications have been made to the presentation of prior periods to conform to current year presentation. These financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature unless disclosed otherwise.

Revenue Recognition and Credit Risk

     The Company recognizes revenues from the sale of products and services in the period delivered. Payments received at Independent Producer Finance (“IPF”) relating to return on investment are recognized as income with remaining receipts reducing receivables. Currently, all IPF receipts are being recognized as return of capital and therefore reduce receivables. Although all receivables are concentrated in the oil and gas industry, the Company does not view this as an unusual credit risk. The Company provides for an allowance for doubtful accounts for specific receivables judged unlikely to be collected based on the age of the receivable, the Company’s experience with the debtor, potential offsets to the amount owed and economic conditions. In addition to the allowance for doubtful accounts for IPF, the Company has allowances for doubtful accounts relating to exploration and production of $944,000 and $1.0 million at September 30, 2004 and December 31, 2003, respectively.

Oil and Gas Properties

     The Company follows the successful efforts method of accounting. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil and NGLs are converted to gas equivalent basis (“mcfe”) at the rate of six mcf per barrel. The depletion, depreciation and amortization (“DD&A”) rates were $1.36 per mcfe and $1.49 per mcfe in the three months ended September 30, 2004 and 2003, respectively and $1.37 per mcfe and $1.49 per mcfe for the nine months ended September 30, 2004 and 2003, respectively. Unproved properties had a net book value of $11.5 million and $12.2 million at September 30, 2004 and December 31, 2003, respectively.

     The Company’s long-lived assets are reviewed for impairment quarterly for events or changes in circumstances that indicate that the carrying amount of these assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The review is done by determining if the historical cost of proved properties less the applicable accumulated DD&A exceeds the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on management’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. Management estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. When the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets.

Transportation and Field Assets

     The Company’s gas transportation and gathering systems are generally located in proximity to certain of its principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of 10 to 15 years. The Company received income for providing certain field services which are recognized as earned and are recorded as an offset to direct operating expenses. These revenues approximated $950,000 and $500,000 in the three month periods ended September 30, 2004 and 2003, respectively. Depreciation on the field assets is calculated on the straight-line method based on estimated useful lives of five to seven years. Buildings are depreciated over 10 to 15 years.

Independent Producer Finance

     IPF owns dollar denominated overriding royalties in oil and gas properties. The royalties are accounted for as receivables because the investment is recovered from a percentage of revenues until a specified return is received. Payments received relating to the return on investment are recognized as income with the remaining receipts reducing receivables. Currently, all receipts are being recognized as a return of capital. The receivables are evaluated quarterly and provisions for the valuation allowance are adjusted accordingly. At September 30, 2004, the receivable balance was $10.7 million, offset by a valuation allowance of $4.8 million for a net receivable balance of $5.9 million. At December 31, 2003, the receivable balance was $22.2 million offset by a valuation allowance of $9.6 million for a net receivable balance of $12.6 million. The decline in the receivable balance and the valuation allowance from December 31, 2003 is due to collections and the sale of certain royalties, where the receivable amounts and the valuation allowance amounts were eliminated. The receivables are non-recourse and are from small operators who have limited access to capital and the royalties frequently lack diversification. During the third quarter of 2004, IPF revenues of $1,300 were offset by $154,000 of administrative expenses and a $240,000 net increase in the valuation allowance. During the same period of the prior-year, revenues of $297,000 were offset by $252,000 of interest and administrative expenses, and a $326,000 increase in the valuation allowance. Since 2001, IPF has not acquired any new royalties and therefore, the portfolio has declined due to collections and sales.

Other Assets

     The cost of issuing debt is capitalized and included in other assets on the Company’s Consolidated Balance Sheets. These costs are generally amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed. At September 30, 2004 and December 31, 2003, these capitalized costs totaled $5.8 million and $2.4 million, respectively. At September 30, 2004, other assets included $5.8 million unamortized debt issuance costs, $474,000 of long-term deposits, $5.2 million of marketable securities held in deferred compensation plans and an insurance claim receivable related to certain offshore properties. The insurance claim is under normal review by the insurance carrier; therefore, it may deny some or all of the claim.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances, recognizing revenue based on gas sold rather than the Company’s shares of gas produced. A liability is recognized when the imbalance exceeds the estimate of remaining reserves. Gas imbalances at September 30, 2004 and December 31, 2003 were not significant.

Derivative Financial Instruments and Hedging

     The Company enters into contracts to reduce the impact of volatile oil and gas prices. Historically, the Company’s hedging program was based on fixed price swaps. In the second quarter of 2003, the hedging program was modified to include collars which establish a floor price and a predetermined ceiling price.

     The Company also enters into swap agreements to reduce the risk of changing interest rates. These instruments qualify as cash flow hedges whereby changes in the fair value of the swaps are reflected as an adjustment to other comprehensive income (loss) (“OCI”) to the extent the swaps are effective and are recognized in income as an adjustment to interest expense in the period covered for the ineffective portion.

     Derivatives are recorded on the balance sheet as assets or liabilities at fair value. For derivatives qualifying as hedges, the effective portion of changes in fair value is recognized in stockholders’ equity as OCI and reclassified to earnings as such transactions are settled. Changes in the value of the ineffective portion of all open hedges (changes in realized prices that do not match the changes in the hedge price) are recognized in earnings as they occur. This accounting can greatly increase the volatility of earnings and stockholders’ equity for companies that have hedging programs, such as the Company’s hedging program. At September 30, 2004, the Company reflected an unrealized net pre-tax commodity hedging loss on its Balance Sheet of $132.9 million. Ineffective gains or losses are recorded in other revenue while the hedge contract is open and may increase or decrease until settlement of the contract. Stockholders’ equity is affected by the increase or decrease in OCI. Typically, when oil and gas prices increase, OCI decreases. Of the $132.9 million unrealized pre-tax loss at September 30, 2004, $103.4 million of losses would be reclassified to earnings over the next twelve month period and $29.5 million in later periods, if future prices remained constant. Actual amounts that will be reclassified will vary as a result of future changes in prices.

     Other revenues in the Consolidated Statements of Operations reflected ineffective commodity hedging losses (changes in realized prices did not match the changes in the hedge price) of $507,000 and gains of $1.1 million for the three months ended September 30, 2004 and September 30, 2003, respectively, and losses of $1.1 million and $178,000 in the nine months ended September 30, 2004 and 2003, respectively. Interest expense includes ineffective interest hedging gains of $157,000 for the three months ended September 30, 2003, and $1.1 million and $240,000 for the nine months ended September 30, 2004 and 2003, respectively. Unrealized hedging losses at September 30, 2004 are shown on the Company’s Consolidated Balance Sheets as net unrealized hedging losses of $132.3 million (including $575,000 of gains on interest rate swaps) and OCI losses of $81.2 million (net of taxes) (see Note 7).

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

Pro Forma Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans because the exercise prices of employee stock options equals the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for awards in the three months and the nine months ended September 30, 2004 and 2003, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported -	$12,879	$16,737	$27,688	$30,782
Plus: Total stock-based employee compensation cost included in net income, net of tax	3,181	648	8,856	1,685
Deduct: Total stock-based employee compensation, determined under fair value based method, net of tax	(4,772)	(1,318)	(13,554)	(3,891)

Pro forma net income	$11,288	$16,067	$22,990	$28,576

Earnings per share:
Basic-as reported	$0.18	$0.31	$0.42	$0.57
Basic-pro forma	$0.16	$0.29	$0.35	$0.53
Diluted-as reported	$0.17	$0.29	$0.40	$0.55
Diluted-pro forma	$0.15	$0.28	$0.33	$0.51

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

     The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells, estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate of 9%. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free interest rate or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. At the time of abandonment, the Company will likely recognize a gain or loss on abandonment based on actual costs incurred.

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

     A reconciliation of the Company’s liability for plugging and abandonment costs for the nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Asset retirement obligation beginning of period	$51,844	$—
Cumulative effect adjustment	—	51,390
Liabilities incurred	18,360	2,126
Liabilities settled	(3,338)	(1,120)
Accretion expense	3,398	3,446
Change in estimate	661	—

Asset retirement obligation end of period	$70,925	$55,842

(4) ACQUISITIONS AND DISPOSITIONS

     Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in the Company’s Statements of Operations from the respective date of acquisition. Purchase prices are assigned to acquired assets and assumed liabilities based on their estimated fair value at acquisition. The Company purchased various properties for $331.2 million and $12.4 million during the nine months ended September 30, 2004 and 2003, respectively. The purchases include $323.7 million and $8.0 million for proved oil and gas reserves, respectively, with the remainder representing unproved acreage.

     On June 23, 2004, the Company purchased the 50% of Great Lakes that it did not previously own for $200.0 million paid to the seller plus the assumption of $70.0 million of Great Lakes bank debt and the retirement of $27.7 million of oil and gas commodity hedges. The debt assumed was refinanced and consolidated with the Company’s existing credit facility as of the purchase date (See further discussion in Note 6.). The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Great Lakes
Purchase price:
Cash paid (including transaction costs)	$228,986

Total	$228,986

Allocation of purchase price:
Working capital	5,063
Oil and gas properties	296,322
Field assets and gathering system assets	14,429
Other non-current assets	866
Other non-current liabilities	(17,694)
Long-term debt	(70,000)

Total	$228,986

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

     The following unaudited pro forma data for the Company include the results of operations of the above acquisition as if it had been consummated at the beginning of the three months and nine months ended September 30, 2004 and 2003. The pro forma data are based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$86,214	$89,645	$246,977	$227,833
Income before income taxes	20,201	29,054	52,280	52,177
Net income	12,879	18,880	33,047	32,993
Earnings per common share:
- Basic	$0.18	$0.28	$0.46	$0.50
- Diluted	$0.17	$0.27	$0.43	$0.48

     In April 2004, the Company purchased a privately held company owning producing oil and gas properties in the Permian Basin for $22.5 million. The Company recorded $20.7 million to oil and gas properties, $1.2 million of working capital and $213,000 of additional asset retirement obligations.

     In December 2003, the Company purchased producing oil and gas properties covering 32,000 net acres of leases which are adjacent to the Company’s Conger Field properties in West Texas. The purchase price was $88.0 million and the Company recorded $81.0 million to oil and gas properties, $4.6 million to transportation and field assets and facilities, $207,000 to inventory and $2.1 million of additional asset retirement obligations.

     During the first quarter of 2004, the Company sold non-strategic properties for proceeds of $2.3 million. Proceeds from the disposal of miscellaneous properties depreciated on a group basis are credited to net book value with no immediate effect on income. During the third quarter of 2004, the Company sold non-strategic properties for proceeds of $2.2 million and recognized a gain of $1.7 million.

(5) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Non-cash investing and financing activities:
Common stock issued
Under benefit plans	$1,312	$2,694
Exchange for fixed income securities	$—	$1,370
Debt assumed in Great Lakes acquisition	$70,000	$—
Preferred stock issued	$—	$50,000
Cash used in operating activities:
Income taxes paid	$150	$4
Interest paid	$15,968	$19,621

(6) INDEBTEDNESS

     The Company had the following debt outstanding as of the dates shown below (in thousands) (interest rates at September 30, 2004, excluding the impact of interest rate swaps, are shown parenthetically):

	September 30,	December 31,
	2004	2003
Senior debt:
Senior Credit Facility (3.3%)	$306,900	$178,200
Non-recourse debt:
Great Lakes Credit Facility	—	70,000
Subordinated debt:
6% Convertible Subordinated Debentures due 2007	—	11,649
7-3/8% Senior Subordinated Notes due 2013, net of discount	196,587	98,331

	$503,487	$358,180

     Interest paid in cash during the three months ended September 30, 2004 and 2003 totaled $6.9 million and $7.0 million, respectively. Interest paid in cash during the nine months ended September 30, 2004 and 2003 totaled $16.0 million and $17.6 million, respectively. No interest expense was capitalized during the three months or the nine months ended September 30, 2004 and 2003.

Senior Credit Facility

     In June 2004, the Company entered into an amended and restated $600.0 million revolving bank facility (the “Senior Credit Facility”) which is secured by substantially all of the assets of the Company. The Senior Credit Facility provides for a borrowing base subject to redeterminations semi-annually each April and October and pursuant to certain unscheduled redeterminations. At September 30, 2004, the outstanding balance under the Senior Credit Facility was $306.9 million and there was $193.1 million of borrowing capacity available. The loan matures on January 1, 2008. Borrowings under the Senior Credit Facility can either be base rate loans or LIBOR loans. On all base rate loans, the rate per annum is equal to the lesser of (i) the maximum rate (the “weekly ceiling” as defined in Section 303 of the Texas Finance Code or other applicable laws if greater) (the “Maximum Rate”) or, (ii) the sum of (A) the higher of (1) the prime rate for such date, or (2) the sum of the federal funds effective rate for such data plus one-half of one percent (0.50%) per annum, plus a base rate margin of between 0.0% to 0.625% per annum depending on the total outstanding under the Senior Credit Facility relative to the borrowing base under the Senior Credit Facility. On all LIBOR loans, the Company pays a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the sum of the quotient of (A) the LIBOR base rate, divided by (B) one minus the reserve requirement applicable to such interest period, plus a LIBOR margin of between 1.25% and 1.875% per annum depending on the total outstanding under the Senior Credit Facility relative to the borrowing base. The Company may elect, from time-to-time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any part of its base rate loans to LIBOR loans. The average interest rate on the Senior Credit Facility, excluding hedges, was 3.0% for the three months ended September 2004 and 3.1% for the nine months then ended. After hedging (see Note 7), the rate was 3.1% for the three months ended September 2004 and for the nine months then ended. The weighted average interest rate (including applicable margin) was 2.8% for the three months ended September 30, 2003 and 3.2% for the nine months ended September 30, 2003. A commitment fee is paid on the undrawn balance based on an annual rate of between 0.25% and 0.50%. At September 30, 2004, the commitment fee was 0.375% and the interest rate margin was 1.5%. At October 26, 2004, the interest rate (including applicable margin) was 3.4% excluding hedges and 3.3% after hedging. On October 1, 2004, the borrowing base was redetermined at the regularly scheduled semi-annual redetermination date. The current borrowing base is $500.0 million.

Great Lakes Credit Facility

     Prior to June 23, 2004, the Company consolidated its proportionate share of borrowings on the Great Lakes’ $275.0 million bank facility (the “Great Lakes Credit Facility”). Simultaneously with the Company’s purchase of the 50% of Great Lakes it did not own, the Company entered into an amended and restated credit agreement (see Senior Credit Facility) with Great Lakes as a co-borrower. As a result, the outstanding balance under the Great Lakes Credit Facility was fully repaid.

7-3/8% Senior Subordinated Notes due 2013

     In July 2003, the Company issued $100.0 million of 7-3/8% Senior Subordinated Notes due 2013 (the “7-3/8% Notes”). The Company pays interest on the 7-3/8% Notes semi-annually each January and July. The 7-3/8% Notes mature in July 2013 and are guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). The 7-3/8% Notes were issued at a discount which is amortized into interest expense over the life of the 7-3/8% Notes. The Company may redeem the 7-3/8% Notes, in whole or in part, at any time on or after July 15, 2008, at redemption prices from 103.7% of the principal amount as of July 15, 2008, and declining to 100.0% on July 15, 2011 and thereafter. Prior to July 15, 2006, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price of 107.4% of the principal amount thereof plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings. If the Company experiences a change of control, the Company may be required to repurchase all or a portion of the 7-3/8% Notes at 101% of the principal amount plus accrued and unpaid interest. The 7-3/8% Notes and the guarantees by the Subsidiary Guarantors are general, unsecured obligations and are subordinated to the Company’s and the Subsidiary Guarantors’ senior debt and will be subordinated to future senior debt that the Company and the Subsidiary Guarantors are permitted to incur under the Senior Credit Facility and the indenture governing the 7-3/8% Notes. On June 28, 2004, the Company issued an additional $100.0 million of 7-3/8% Notes (the “Additional Notes”). The offering of the Additional Notes was not registered under the Securities Act of 1933 (the “Act”), as amended, or under any state securities laws because the Additional Notes were only offered to qualified institutional buyers in compliance with Rule 144A and Regulation S under the Act. The Additional Notes were issued at a $1.9 million discount which is amortized into interest expense over the remaining life of the 7-3/8% Senior Notes. On September 27, 2004, $100.0 million aggregate principal amount of the Additional Notes were exchanged for $100.0 million aggregate principal amount of the Company’s 7-3/8% Senior Subordinated Notes due 2013 issued in a registered exchange offer for which a registration statement of Form S-4 was filed under the Securities Act (the “Exchange Notes”). The Exchange Notes are identical to the Additional Notes except that the Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

6% Convertible Subordinated Debentures due 2007

     In 1996, the Company issued $55.0 million of 6% Convertible Subordinated Debentures due 2007 (the “6% Debentures”). The Company redeemed the outstanding 6% Debentures on August 1, 2004 at 102.0% of principal amount, plus accrued interest, which totaled $9.1 million.

8-3/4% Senior Subordinated Notes due 2007

     In 1997, the Company sold $125.0 million of 8-3/4% Senior Subordinated Notes due 2007 (the “8-3/4% Notes”). In August 2003, the Company redeemed the outstanding 8-3/4% Notes at 102.9% of principal amount plus accrued interest, which totaled $70.8 million.

Debt Covenants

     The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at September 30, 2004. Under the Senior Credit Facility, common and preferred dividends are permitted, subject to the provisions of the restricted payment basket. The Senior Credit Facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances. Approximately $171.9 million was available under the Senior Credit Facility’s restricted payment basket on September 30, 2004. The terms of the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings and equity issuances since the original issuance of the notes. At September 30, 2004, approximately $156.8 million was available under the 7-3/8% Notes restricted payments basket.

(7) FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company’s financial instruments include cash and equivalents, receivables, payables, debt and commodity and interest rate derivatives. The book value of cash and equivalents, receivables and payables is considered representative of fair value given their short maturity. The book value of bank borrowings is believed to approximate fair value because of their floating rate structure.

     The following table sets forth the book and estimated fair values of financial instruments as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004		December 31, 2003
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Assets
Cash and equivalents	$501	$501	$631	$631
Accounts receivable	46,019	46,019	37,745	37,745
IPF receivables	5,946	5,946	12,593	12,593
Marketable securities	5,203	5,203	1,765	1,765
Interest rate swaps	597	597	265	265
Commodity swaps and collars	—	—	101	101

Total	58,266	58,266	53,100	53,100

Liabilities
Commodity swaps and collars	(132,875)	(132,875)	(70,725)	(70,725)
Interest rate swaps	(22)	(22)	(647)	(647)
Long-term debt(1)	(503,487)	(514,487)	(358,180)	(358,564)

Total	(636,384)	(647,384)	(429,552)	(429,936)

Net financial instruments	$(578,118)	$(589,118)	$(376,452)	$(376,836)

(1)	Fair value based on quotes received from brokerage firms. Quotes as of September 30, 2004 were 105% for the 7-3/8% Notes.

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

     At September 30, 2004, the Company had open hedging contracts covering 28.0 Bcf of gas at prices averaging $4.21 per mcf, 0.9 million barrels of oil at prices averaging $29.25 per barrel and 0.4 million barrels of NGLs at prices averaging $20.12 per barrel. The Company also has collars covering 32.8 Bcf of gas at weighted averaged floor and cap prices of $4.61 to $7.55 per mcf and 2.8 million barrels of oil at weighted average floor cap prices of $24.18 to $36.95 per barrel. The fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and a reference price, generally New York Mercantile Exchange (“NYMEX”), on September 30, 2004, was a net unrealized pre-tax loss of $132.9 million. The contracts expire monthly through December 2006. Transaction gains and losses on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were decreased by $24.4 million and $12.3 million due to hedging in the three months ended September 30, 2004 and 2003, respectively. Other revenues in the Consolidated Statements of Operations include the ineffective hedging losses of $507,000 and gains of $1.1 million in the three months ended September 30, 2004 and 2003, respectively and losses of $1.1 million and $178,000 in the nine months ended September 30, 2004 and 2003, respectively.

     The following schedule shows the effect of closed oil, gas and NGL hedges since January 1, 2003 (in thousands):

Quarter	Hedging Gain
Ended	(Loss)
2003
March 31	$(25,890)
June 30	(15,365)
September 30	(12,257)
December 31	(6,915)

Subtotal	(60,427)
2004
March 31	(16,897)
June 30	(23,244)
September 30	(24,383)

Subtotal	(64,524)

Total net realized loss	$(124,951)

     The Company uses interest rate swap agreements to manage the interest rate risk. Under the interest rate swap agreements, the Company agrees to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. Changes in the fair value of interest rate swaps, which qualify for cash flow hedge accounting treatment, are reflected as adjustments to OCI to the extent the swaps are effective and are recognized as an adjustment to interest expense during the period in which the cash flow related to the interest payments are made. The ineffective portion of the changes in fair value of the interest rate swaps is recorded in interest expense in the period incurred. Interest expense was decreased by $157,000 for ineffective hedging gains in the three months ended September 30, 2003. At September 30, 2004, the Company had five interest rate swap agreements totaling $65.0 million. These swaps consist of two agreements totaling $20.0 million at rates of 2.3% which expire in December 2004, one agreement for $10.0 million at 1.4% which expires in June 2005 and two agreements totaling $35.0 million at 1.8% which expire in June 2006. The fair value of the swaps at September 30, 2004 was a net unrealized pre-tax gain of $575,000.

     The combined fair value of net unrealized losses on oil and gas hedges and net unrealized gain on interest rate swaps totaled $132.3 million and appear as short-term and long-term unrealized derivative gains and losses on the balance sheet. Hedging activities are conducted with major financial and commodities trading institutions which management believes are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of the counterparties is subject to periodic review.

     The following table sets forth quantitative information of derivative instruments at September 30, 2004 (in thousands):

	As of September 30, 2004
	Assets	Liabilities
Commodity swaps	$—	$(90,915	)(a)
Commodity collars	$—	$(41,960	)(b)
Interest rate swaps	$597	$(22)

(a)	$27.7 million, $60.9 million and $2.3 million is expected to be reclassified to income in 2004, 2005 and 2006, respectively, if prices remain constant.

(b)	$6.1 million, $27.0 million and $8.9 million is expected to be reclassified to income in 2004, 2005 and 2006, respectively, if prices remain constant.

(8) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and claims arising in the ordinary course of business which includes a royalty owner suit filed in 2000 asking for class action certification against Great Lakes and the Company. In the opinion of management, such litigation and claims are likely to be resolved without material adverse effect on the Company’s financial position or results of operations.

(9) STOCKHOLDERS’ EQUITY

     The Company has authorized capital stock of 110 million shares, including 100 million shares of common stock and 10 million shares of preferred stock. On June 16, 2004, the Company issued 12.2 million shares of its common stock at an offering price of $12.25. The Company recorded net proceeds of $143.4 million.

     In September 2003, the Company issued 1.0 million shares of Convertible Preferred, par value $1.00 and liquidation preference $50 per share. The Convertible Preferred is convertible into common stock at $8.50 per share. Each share is non-voting. Beginning on September 30, 2007, the Company may, at its sole election, redeem the Convertible Preferred for cash at 103% and continues to decline to 100% on September 30, 2012. Beginning on September 30, 2005, the Company may cause the Convertible Preferred to convert, in whole but not in part, into common stock if, at the time, the common stock has closed at $11.90 or higher for 20 of the previous consecutive 30 trading days. Accrued dividends are cumulative and are payable quarterly in arrears.

     The following is a schedule of changes in the number of outstanding common shares from December 31, 2002 to September 30, 2004:

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2004	2003
Beginning Balance	56,409,791	54,991,611
Issuances:
Public offering	12,190,000	—
Stock options exercised	753,970	687,385
Stock purchase plan	—	87,500
Director compensation	24,778	36,000
Deferred compensation plan	2,342	35,350
In lieu of fees and bonuses	85,996	380,588
Contributed to 401K plan	—	62,564
Exchange for debt	—	128,793

	13,057,086	1,418,180

Ending Balance	69,466,877	56,409,791

(10) STOCK OPTION AND PURCHASE PLANS

     The Company has five stock option plans, of which three are active, and a stock purchase plan. Under these plans, incentive and non-qualified options and stock purchase rights are issued to directors, officers and employees pursuant to decisions of the Compensation Committee of the Board of Directors. Information with respect to the option plans is summarized below:

	Active			Inactive
			Non-
	1999	Directors’	Employee	1989	Domain
	Plan	Plan	Plan	Plan	Plan	Total
Outstanding on December 31, 2003	3,319,297	204,000	—	235,174	72,664	3,831,135
Granted	1,621,500	48,000	—	—	—	1,669,500
Exercised	(568,465)	(8,000)	—	(105,574)	(72,664)	(754,703)
Expired	(13,161)	(12,000)	—	—	—	(25,161)

	1,039,874	28,000	—	(105,574)	(72,664)	889,636

Outstanding on September 30, 2004	4,359,171	232,000	—	129,600	—	4,720,771

     In 1999, shareholders approved a stock option plan (the “1999 Plan”) where up to 9.25 million options can be granted. All options issued under the 1999 Plan through May 2002 vest over 4 years and have a maximum term of 10 years, while options issued after May 2002 vest over a three year period and have a maximum term of five years. During the nine months ended September 30, 2004, 1.7 million options were granted to eligible employees at exercise prices ranging from $10.48 to $16.14 a share. At September 30, 2004, 4.4 million options were outstanding at exercise prices ranging from $1.94 to $16.14 a share.

     In 1994, shareholders approved the Outside Directors’ Stock Option Plan (the “Directors’ Plan”) where up to 300,000 options can be granted. Director’s options are granted upon initial election as a director and annually upon a director’s re-election at the annual meeting. At September 30, 2004, 232,000 options were outstanding under the Directors’ Plan at exercise prices ranging from $2.81 to $11.30 a share. No further grants can be made under this plan after December 2004.

     On May 19, 2004, shareholders approved the Non-Employee Director Stock Option Plan (the “Non-Employee Plan”). The maximum number of options issuable is 300,000. The term of the options will not exceed a period of ten years. At September 30, 2004, there were no options outstanding under this plan.

     The Company maintains the 1989 Stock Option Plan (the “1989 Plan”) which authorized the issuance of 3.0 million options. No options have been granted under the plan since 1999. Options issued under the 1989 Plan vested over a three year period and expire in ten years. At September 30, 2004, 129,600 options remained outstanding under the 1989 Plan at exercise prices ranging from $2.63 to $7.63 a share. The last of these options expire in 2009. The Domain stock option plan was adopted when that company was acquired in 1998. In January 2004, all outstanding options were exercised and the plan was terminated.

     In total, approximately 4.7 million options were outstanding at September 30, 2004 at exercise prices of $1.94 to $16.14 a share as follows:

		Active		Inactive
Range of	Average	1999	Directors’	1989
Exercise Prices	Exercise Price	Plan	Plan	Plan	Total
$1.94 - $4.99	$3.65	501,740	48,000	73,900	623,640
$5.00 - $9.99	$5.89	2,243,231	136,000	55,700	2,434,931
$10.00 - $16.14	$11.60	1,614,200	48,000	—	1,662,200

Total		4,359,171	232,000	129,600	4,720,771

     In 1997, shareholders approved a plan (the “Stock Purchase Plan”) where up to 1.75 million shares of common stock could be sold to officers, directors, employees and consultants. Under the Stock Purchase Plan, the right to purchase shares at prices ranging from 50% to 85% of market value may be granted. To date, all purchase rights have been granted at 75% of market. Due to the discount from market value, the Company recorded additional compensation expense of $122,000 in the nine months ended September 30, 2003. Through September 30, 2004, 1,377,319 shares have been sold under the Stock Purchase Plan. At September 30, 2004, there were no rights outstanding to purchase shares.

     During 2003, the Company issued 234,000 restricted shares of its common stock as compensation to directors, officers and employees of the Company. The restricted share grants included 136,000 issued to directors (which vested immediately) and 98,000 to officers and employees with vesting over a three year period. In May and September of 2004, the Company issued 70,900 and 10,000, respectively of restricted shares of its common stock as compensation to directors, officers and employees of the Company. The restricted grants included 24,000 issued to directors (with immediate vesting) and 56,900 to officers and employees with vesting over a three year period. The Company recorded compensation expense based upon the fair market value of the shares on the date of grant of $160,000 and $393,000 during the three month and nine month periods ended September 30, 2004 related to these grants.

(11) DEFERRED COMPENSATION

     In 1996, the Board of the Company adopted a deferred compensation plan (the “Plan”). The Plan allows certain senior employees and directors to defer all or a portion of their salaries and bonuses and invests such amounts in common stock of the Company or makes other investments at the employee’s discretion. The assets of the plan are held in a rabbi trust (the “Rabbi Trust”). Great Lakes also has a deferred compensation plan that allows certain employees to defer all or a portion of their salaries and bonuses and invest such amounts in certain investments at the employee’s discretion. This plan is also in a rabbi trust form and, therefore, is available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability is adjusted to fair value each reporting period by a charge or credit to general and administrative expense on the Company’s Consolidated Statements of Operations. The assets of the Rabbi Trust, other than common stock of the Company, are invested in marketable securities and reported at market value in other assets on the Company’s Consolidated Balance Sheets. The deferred compensation liability on the Company’s balance sheet reflects the market value of the marketable securities and the Company’s common stock held in the Rabbi Trust. The cost of common stock held in the Rabbi Trust is shown as a reduction to stockholder’s equity. Changes in the market value of the marketable securities are reflected in OCI, while changes in the market value of the common stock held in the Rabbi Trust is charged or credited to general and administrative expense each quarter. The Company recorded mark-to-market expense related to the Company stock held in the Rabbi Trust of $4.8 million and $898,000 in the three months ended September 30, 2004 and 2003, respectively and $13.5 million and $2.2 million in the nine months ended September 30, 2004 and 2003, respectively.

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

(13) INCOME TAXES

     The Company follows SFAS No. 109, “Accounting for Income Taxes,” pursuant to which the liability method is used. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and regulations that will be in effect when the differences are expected to reverse. The significant components of deferred tax liabilities and assets on September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30,	December 31,
	2004	2003
Deferred tax assets (liabilities)
Net unrealized loss in OCI	$47,914	$24,620
Other	(30,255)	(15,592)

Net deferred tax asset	$17,659	$9,028

     At December 31, 2003, deferred tax assets exceeded deferred tax liabilities by $9.0 million with $24.6 million of deferred tax assets related to deferred hedging losses included in OCI. At September 30, 2004, deferred tax assets exceeded deferred tax liabilities by $17.7 million with $47.9 million of deferred tax assets related to hedging losses in OCI. Based on the Company’s recent profitability and its current outlook, no valuation allowance was deemed necessary at September 30, 2004.

     At December 31, 2003, the Company had regular net operating loss (“NOL”) carryovers of $188.8 million and alternative minimum tax (“AMT”) NOL carryovers of $161.0 million that expire between 2012 and 2021. At December 31, 2003, the Company had an AMT credit carryover of $2.4 million which is not subject to limitation or expiration.

(14) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Income before cumulative effect of change in accounting principle	$12,879	$16,737	$27,688	$26,291
Preferred dividends	(737)	(65)	(2,212)	(65)

Numerator for basic earnings per share before cumulative effect of change in accounting principle	12,142	16,672	25,476	26,226
Cumulative effect of accounting change	—	—	—	4,491

Numerator for basic earnings per share	$12,142	$16,672	$25,476	$30,717

Income before cumulative effect of change in accounting principle	$12,879	$16,737	$27,688	$26,291
Effect of dilutive securities:
6% Debentures	—	194	—	—
Trust Preferred Securities	—	703	—	—

Numerator for diluted earnings per share before cumulative effect	12,879	17,634	27,688	26,291
Cumulative effect of accounting change	—	—	—	4,491

Numerator for diluted earnings per share after assumed conversions and cumulative effect of change in accounting principle	$12,879	$17,634	$27,688	$30,782

Denominator:
Weighted average shares outstanding	69,340	56,022	61,686	55,636
Stock held by employee benefit trust	(1,715)	(1,607)	(1,687)	(1,485)

Weighted average shares, basic	67,625	54,415	59,999	54,151

Effect of dilutive securities:
Weighted average shares outstanding	69,340	56,022	61,686	55,636
Employee stock options	1,448	517	1,192	433
Common shares assumed issued for 6% Debentures	—	1,023	—	—
Common shares assumed issued for Trust Preferred Securities	—	3,017	—	—
Common shares assumed for Convertible Preferred	5,882	512	5,882	172

Dilutive potential common shares for diluted earnings per share	76,670	61,091	68,760	56,241

Earnings per share basic and diluted:
Before cumulative effect of accounting change
- Basic	$0.18	$0.31	$0.42	$0.49
- Diluted	$0.17	$0.29	$0.40	$0.47
After cumulative effect of accounting change
- Basic	$0.18	$0.31	$0.42	$0.57
- Diluted	$0.17	$0.29	$0.40	$0.55

     Options to purchase 313,000 and 614,000 shares of common stock were outstanding but not included in the computations of diluted net income per share for the three months ended September 30, 2004 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. Also, options to purchase 313,000 shares and 751,000 shares of common stock were outstanding but not included in the computations of diluted net income per share for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(15) MAJOR CUSTOMERS

     The Company markets its production on a competitive basis. Gas is sold under various types of arrangements ranging from short-term contracts that are cancelable within 30 days or less to life of well contracts. The price for oil is generally equal to a posted price set by major purchasers in the area. The Company sells to oil purchasers on the basis of price and service and may be changed on 30 days notice. For the nine months ended September 30, 2004, three customers, Duke Energy Field Services, Inc., Louis Dreyfus Natural Gas Corp., and ConocoPhillips accounted for 16%, and 12% and 11%, respectively, of oil and gas revenues. Management believes that the loss of any one customer would not have a material long-term adverse effect on the Company. The creditworthiness of our customers is subject to periodic review.

(16) OIL AND GAS ACTIVITIES

     The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

	September 30,	December 31,
	2004	2003
Book value
Properties subject to depletion	$1,758,672	$1,350,616
Unproved properties	11,476	12,195

Total	1,770,148	1,362,811
Accumulated depletion	(681,500)	(639,429)

Net	$1,088,648	$723,382

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2004	2003
Costs incurred
Acquisitions:
Proved oil and gas properties	$309,304	$90,723
Unproved leasehold	7,440	5,580
Gas gathering facilities	14,429	4,622
Development	91,861	83,433
Exploration(a)	22,819	22,564

Subtotal	445,853	206,922
Asset retirement obligations	1,832	4,597

Total	$447,685	$211,519

(a)	Includes $12,382 and $13,946 of exploration costs expensed in the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively.

(17) GAIN ON RETIREMENT OF SECURITIES

     In May 2004, the Company repurchased $2.7 million of the 6% Debentures for a loss of $34,300. In the third quarter of 2003, $6.4 million of the 6% Debentures and $3.5 million of the Trust Preferred Securities were repurchased for cash and a gain of $784,000 was recorded. In addition, the Company exchanged $10.2 million in cash and $50.0 million of its newly issued Convertible Preferred for $79.5 million of Trust Preferred Securities and a gain of $17.8 million was recorded. In the nine months of 2003, an additional $400,000 of the Trust Preferred Securities and $500,000 of the 8-3/4% Notes were repurchased for cash and $880,000 of the 6% Debentures was exchanged for the Company’s common stock. A gain of $143,900 was recorded on the cash transactions and a $465,000 conversion expense was recorded on the exchange transaction during the nine months ended September 30, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Factors Affecting Financial Condition and Liquidity

Critical Accounting Policies

     The Company’s discussion and analysis of its financial condition and results of operations are based upon unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect what is reported in the financial statements and related footnote disclosures. Application of certain of the Company’s accounting policies, including those related to oil and gas revenues, oil and gas properties, income taxes, bad debts, marketable securities, fair value of derivatives, asset retirement obligations, the deferred compensation plan, contingencies and litigation require significant estimates. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     The Company utilizes the successful efforts method to account for exploration and development expenditures. Unsuccessful exploration wells are expensed and can have a significant effect on operating results. Successful exploration drilling costs and all development costs are capitalized and systematically charged to expense using the units of production method based on proved developed oil and natural gas reserves as estimated by the Company’s engineers and reviewed by independent engineers. Proven leasehold costs are charged to expense using the units of production method based on total proved reserves. Unproved properties are assessed periodically and impairments to value are charged to expense.

     The Company monitors its long-lived assets recorded in property, plant and equipment in the Consolidated Balance Sheet to insure that they are fairly presented. The Company must evaluate each property for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations, or tax laws. All of these factors must be considered when testing a property’s carrying value for impairment. The Company cannot predict whether impairment charges may be recorded in the future.

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

Asset Retirement Obligations

     The Company has significant obligations to remove tangible equipment and restore land or seabed at the end of oil and gas production operations. The Company’s removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

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

Other

     The Company records a write down of marketable securities when the decline in market value is considered to be other than temporary. Third party reimbursements for administrative overhead costs incurred by the Company in its role as an operator of oil and gas properties are applied to reduce general and administrative expense and at Great Lakes, partially to operating expense. Salaries and other employment costs of those employees working on the Company’s exploration efforts are expensed as exploration expense. The Company does not capitalize general and administrative expense or interest expense.

Liquidity and Capital Resources

     During the nine months ended September 30, 2004, the Company spent $445.9 million on development, exploration and acquisitions. During the nine month period ending September 30, 2004, total debt increased $145.3 million. At September 30, 2004, the Company had $501,000 in cash, total assets of $1.2 billion and a debt-to-capitalization ratio of 55%. Available borrowing capacity at September 30, 2004 was $193.1 million of the Senior Credit Facility. Long-term debt at September 30, 2004 totaled $503.5 million, including $306.9 million of Senior Credit Facility debt and $196.6 million of 7-3/8% Notes. On October 1, 2004, the Senior Credit Facility borrowing base was redetermined and remains unchanged at $500.0 million.

     Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves which is typical in the oil and gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. The Company believes that net cash generated from operating activities and unused committed borrowing capacity under the credit facilities combined with the oil and gas price hedges currently in place will be adequate to satisfy near-

term financial obligations and liquidity needs. However, long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas industry. A material drop in oil and gas prices or a reduction in production and reserves would reduce the Company’s ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. The Company operates in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. The Company’s ability to expand its reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, borrowings or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures.

     The debt agreements contain covenants relating to net worth, working capital, dividends and financial ratios. The Company was in compliance with all covenants at September 30, 2004. Under the Senior Credit Facility, common and preferred dividends are permitted, subject to the terms of the restricted payment basket. The Senior Credit Facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances occurring since December 31, 2001. Approximately $171.9 million was available under the Senior Credit Facility’s restricted payment basket on September 30, 2004. The terms of the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on 50% of net income since October 1, 2003 and 100% of net cash proceeds from common stock issuances. Approximately $156.8 million was available under the 7-3/8% Notes restricted payment basket on September 30, 2004.

Cash Flow

     The Company’s principal sources of cash are operating cash flow and bank borrowings and at times, issuance of debt and equity securities. The Company’s cash flow is highly dependent on oil and gas prices. The Company has entered into hedging swap agreements covering 28.0 Bcf of gas, 0.9 million barrels of oil and 0.4 million barrels of NGLs. The Company also has collars covering 32.8 Bcf of gas and 2.8 million barrels of oil. The $102.0 million of drilling related capital expenditures in the nine months ended September 30, 2004 was funded with internal cash flow. Net cash provided by operations for the nine months ended September 30, 2004 and 2003 was $142.8 million and $87.0 million, respectively. Cash flow from operations was higher than the prior-year due to higher prices and volumes and lower interest expense partially offset by higher exploration and direct operating and production tax expenses. Net cash used in investing for the nine months ended September 30, 2004 and 2003 was $357.3 million and $69.9 million, respectively. The 2004 period included $106.3 million of additions to oil and gas properties and $258.5 million of acquisitions. The 2003 period included $65.4 million of additions to oil and gas properties and $12.4 million of acquisition spending. Net cash provided by (used in) financing for the nine months ended September 30, 2004 and 2003 was $214.4 million and ($16.7 million), respectively. This increase was primarily the result of proceeds of $98.1 million received from the issuance of $100.0 million of 7-3/8% Notes and $143.3 million received from the issuance of 12.2 million shares of common stock. These proceeds were used to purchase the 50% of Great Lakes not owned by the Company. During the first nine months of 2004, total debt increased $145.3 million including an increase of $86.6 million of subordinated debt and $128.7 million of Senior Facility debt offset by the payoff of the Great Lakes Credit Facility.

Dividends

     On September 1, 2004, the Board of Directors declared a dividend of one cent per share ($694,000) on the Company’s common stock, payable on September 30, 2004 to stockholders of record at the close of business on September 15, 2004. The Company also pays dividends of $2.95 per share per year on its Convertible Preferred. For the three months ended September 30, 2004, this dividend was $737,000.

Capital Requirements

     The 2004 capital budget is currently set at $169.6 million (excluding acquisitions) and based on current projections, the capital budget is expected to be funded with internal cash flow. During the nine months ended September 30, 2004, $114.7 million of development and exploration spending was funded with internal cash flow.

Banking

     The Company maintains a $600.0 million revolving Senior Credit Facility. The facility is secured by substantially all the borrowers’ assets. Availability under the facilities is subject to a borrowing base set by the banks semi-annually and in certain other circumstances more frequently. Redeterminations, other than increases, require the approval of 75% of the lenders while increases require unanimous approval. At October 26, 2004, the Senior Credit Facility had a $500.0 million borrowing base of which $184.7 million was available.

Hedging – Oil and Gas Prices

     The Company enters into hedging agreements to reduce the impact of oil and gas price volatility on its operations. At September 30, 2004, swaps were in place covering 28.0 Bcf of gas at prices averaging $4.21 per Mmbtu, 0.9 million barrels of oil at prices averaging $29.25 per barrel and 0.4 million barrels of NGLs at prices averaging $20.12 per barrel. The Company also has collars covering 32.8 Bcf of gas at weighted average floor and cap prices of $4.61 to $7.55 per mcf and 2.8 million barrels of oil at prices of $24.18 to $36.95 per barrel. Their fair value at September 30, 2004 (the estimated amount that would be realized on termination based on contract price and a reference price, generally NYMEX) was a net unrealized pre-tax loss of $132.9 million. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings in other revenue as it occurs. Net decreases to oil and gas revenues from realized hedging were $24.4 million and $12.3 million for the three months ended September 30, 2004 and 2003, respectively and decreases of $64.5 million and $53.5 million for the nine months ended September 30, 2004 and 2003, respectively.

     At September 30, 2004, the following commodity derivative contracts were outstanding:

		Volume	Average Hedge
Contract Type	Period	Hedged	Price
Natural gas
Swaps	October-December 2004	89,663 MMBtu/day	$4.13
Swaps	2005	50,695 MMBtu/day	$4.21
Swaps	2006	3,288 MMBtu/day	$4.85
Collars	October-December 2004	33,554 MMBtu/day	$5.59-$7.17
Collars	2005	54,175 MMBtu/day	$4.80-$7.55
Collars	2006	27,363 MMBtu/day	$4.61-$7.19
Crude oil
Swaps	October-December 2004	3,222 Bbl/day	$29.81
Swaps	2005	1,146 Bbl/day	$26.84
Swaps	2006	400 Bbl/day	$35.00
Collars	October-December 2004	2,750 Bbl/day	$24.18-$27.94
Collars	2005	4,115 Bbl/day	$28.74-$35.67
Collars	2006	2,864 Bbl/day	$30.35-$36.95
Natural gas liquids
Swaps	October-December 2004	1,370 Bbl/day	$21.88
Swaps	2005	658 Bbl/day	$19.20

Interest Rates

     At September 30, 2004, the Company had $503.5 million of debt outstanding. Of this amount, $196.6 million bore interest at fixed rates averaging 7.4%. Senior Credit Facility debt totaling $306.9 million bore interest at floating rates which averaged 3.3% at September 30, 2004. At times, the Company enters into interest rate swap agreements to limit the impact of interest rate fluctuations on its floating rate debt. At September 30, 2004, the Company had interest rate swap agreements totaling $65.0 million. These swaps consist of $20.0 million at rates averaging 2.3% which expire in December 2004, $10.0 million at 1.4% which expire in June 2005 and $35.0 million at 1.8% which expire in June 2006. The fair value of the swaps, based on then current quotes for equivalent agreements at September 30, 2004 was a net gain of $575,000. The 30 day LIBOR rate on September 30, 2004 was 1.8%.

Inflation and Changes in Prices

     The Company’s revenues, the value of its assets, its ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company’s ability to control or predict. During the first nine months of 2004, the Company received an average of $36.65 per barrel of oil and $5.46 per mcf of gas before hedging compared to $28.47 per barrel of oil and $5.31 per mcf of gas in the same period of the prior year. Although certain of the Company’s costs and expenses are affected by general inflation, inflation does not normally have a significant effect on the Company. During 2003, the Company experienced a modest overall increase in drilling and operational costs when compared to the prior year. Increases in commodity prices can cause inflationary pressures specific to the industry to also increase certain costs. The Company expects an increase in these costs during the next twelve months.

Results of Operations

     Volumes and sales data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Production:
Crude oil (bbls)	669,306	508,365	1,802,165	1,525,881
NGLs (bbls)	259,838	92,036	729,249	288,259
Natural gas (mcfs)	13,710,056	11,040,493	36,771,583	32,018,400
Total (mcfe)	19,284,920	14,642,899	51,960,067	42,903,240
Average daily production:
Crude oil (bbls)	7,275	5,526	6,577	5,589
NGLs (bbls)	2,824	1,000	2,661	1,056
Natural gas (mcfs)	149,022	120,005	134,203	117,284
Total (mcfe)	209,619	159,162	189,635	157,155
Average sales prices (excluding hedging):
Crude oil (per bbl)	$40.99	$27.42	$36.65	$28.47
NGLs (per bbl)	$27.21	$17.64	$22.16	$18.76
Natural gas (per mcf)	$5.59	$4.75	$5.46	$5.31
Total (per mcfe)	$5.70	$4.65	$5.45	$5.10
Average sales price (including hedging):
Crude oil (per bbl)	$28.79	$23.76	$26.91	$23.51
NGLs (per bbl)	$18.30	$17.64	$18.98	$18.76
Natural gas (per mcf)	$4.49	$3.81	$4.25	$3.87
Total (per mcfe)	$4.44	$3.81	$4.21	$3.85

     The following table identifies certain items included in the results of operations and is presented to assist in comparing the third quarter and year-to-date 2004 to the same periods of the prior year. The table should be read in conjunction with the following discussions of results of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Increase (decrease) in revenues:
Gain (loss) on retirement of securities	$(5)	$18,572	$(39)	$18,712
Debt conversion and extinguishment expense	—	—	—	(465)
Ineffective portion of commodity hedges gain (loss)	(507)	1,093	(1,090)	(178)
Gain (loss) from sales of assets	1,684	(275)	1,694	(118)
Realized hedging gains (losses)	(24,383)	(12,257)	(64,524)	(53,512)

	$(23,211)	$7,133	$(63,959)	$(35,561)

Increase (decrease) to expenses:
Mark-to-market deferred compensation adjustment	$4,829	$898	$13,517	$2,195
Bad debt expense accrual	—	75	—	225
Net adjustment to IPF valuation allowance	240	326	1,074	884
Call premium on 6% Debentures	178	—	178	—
Call premium on 8.75% Notes	—	2,006	$—	2,006
Ineffective interest rate swaps	—	(157)	(1,119)	(240)

	$5,247	$3,148	$13,650	$5,070

Cumulative effect of change in accounting principle (net of tax)	$—	$—	$—	$4,491

Comparison of 2004 to 2003

Overview

     For the third quarter of 2004, production averaged 209.6 Mmcfe per day, a 32% increase over the third quarter of 2003 and a 15% increase over the second quarter of 2004. The increase was due to the impact of the Great Lakes acquisition and the success of the drilling program. In addition to increased production, the Company’s realized oil and gas prices were 17% higher in the third quarter of 2004 compared to the third quarter of 2003.

     Although direct operating expenses for the quarter were higher than the prior year, direct operating expenses on a unit of production basis for the first nine months of 2004 were relatively flat versus the first nine months of 2003, $0.64 per mcfe versus $0.63 per mcfe. Managing costs in the current high oil and gas price environment will be challenging, since increased activity in the oil and gas sector has placed upward pressure on oil field goods and services. In addition, world demand for steel has placed significant upward pressure on tubular goods and other steel products that are used in this business.

Quarter Ended September 30, 2004 and 2003

     Net income in the third quarter of 2004 totaled $12.9 million, compared to $16.7 million in the prior-year period. 2003 includes an $18.6 million ($12.1 million after tax) gain on retirement of securities. Production increased to 209.6 Mmcfe per day, a 32% increase from the prior-year period. The production increase was due primarily to the June 2004 Great Lakes acquisition, the December 2003 Conger Field acquisition and the success of the drilling program. Oil and gas revenues also increased due to a 17% increase in average realized prices to $4.44 per mcfe. The average realized price for oil increased 21% to $28.79 per barrel, increased 18% for gas to $4.49 mcf and increased 4% for NGLs to $18.30 barrel. Direct operating expenses increased to $12.7 million primarily as a result of higher costs related to the Great Lakes and Conger Field property acquisitions. Direct operating expenses (excluding production taxes) per mcfe averaged $0.66 in 2004 versus $0.55 in 2003. Production taxes averaged $0.28 per mcfe in 2004 versus $0.21 per mcfe in 2003. Production taxes are paid on market prices not on hedged prices.

     Transportation and gathering net revenues are reflected net of expenses. Total net revenues declined 65% to $296,000 in 2004. The major components of the decline include lower oil marketing revenues ($267,000), additional gas transportation system employee expense related to the Conger Field acquisition ($278,000) and higher gas processing expenses ($247,000), partially offset by additional revenues related to the Great Lakes acquisition. Gain on retirement of securities of $18.6 million in 2003 relate to the exchange and repurchase of the Trust Preferred Securities.

     Other income reflected a gain of $349,000 in the third quarter of 2004 versus $442,000 in the third quarter of 2003. The 2004 period includes a $1.7 million gain on the sale of non-strategic properties and a $331,000 favorable bankruptcy settlement offset by $507,000 of ineffective hedging losses and an $800,000 write down of an insurance claim receivable. Other income for 2004 also includes IPF revenues of $1,300 offset by $154,000 of administrative costs and $240,000 net increase to the valuation account. Other income in the 2003 period included $1.1 million of ineffective hedging gains offset by $275,000 of losses on asset sales and a $142,000 loss on abandonment liability. Other income for 2003 also included IPF revenues of $297,000 offset by $222,000 of administrative costs, $30,000 of interest and a $326,000 increase in the valuation allowance.

     Exploration expense increased $982,000 to $4.6 million in 2004 due to higher dry hole costs ($1.3 million) offset by lower seismic costs ($799,000). General and administrative expenses increased to $10.1 million in the quarter with higher non-cash mark-to-market expense relating to the deferred compensation plan along with higher professional fees and additional personnel costs due to the Great Lakes acquisition. The non-cash mark-to-market deferred compensation adjustment included in general and administrative expense was $4.8 million in the three months ended September 30, 2004 versus $898,000 in the same period of the prior year. (See Note 11 to the consolidated financial statements.)

     Interest expense decreased 10% to $6.9 million primarily due to the 2003 redemption of the 8-3/4% Notes and related call premium, and the exchange/repurchase of the Trust Preferred securities, offset by higher interest expense on the 7-3/8% Notes. Total debt was $503.5 million and $279.9 million at September 30, 2004 and 2003, respectively. The average interest rates, including fixed and variable rate debt (excluding hedging), were 5.0% and 4.6% at September 30, 2004 and 2003, respectively.

     DD&A expense increased 20% from the third quarter of 2003 due to higher production. Accretion expense of $1.3 million and $1.2 million is included in DD&A expense in the three-month periods ending September 30, 2004 and 2003, respectively. The DD&A rate per mcfe for the third quarter of 2004 was $1.36, a $0.13 decrease from the rate for the third quarter of 2003. The decrease is due to lower average depletion rates ($0.09), lower amortization of unproved property ($0.04) and lower accretion expense ($0.01). The DD&A rate is determined based on year-end reserves and the associated net book value and, to a lesser extent, depreciation on other assets owned.

     Income taxes reflected an expense of $7.3 million in the third quarter of 2004 versus $9.0 million in the third quarter of 2003 due to lower pre-tax income in 2004.

Nine Month Periods Ended September 30, 2004 and 2003

     Net income in the first nine months of 2004 totaled $27.7 million, compared to $30.8 million in the prior-year period. The first nine months of 2003 includes a favorable effect of $4.5 million on adoption of a new accounting principle and an $18.6 million ($12.1 million after-tax) gain on retirement of securities. Production increased to 189.6 Mmcfe per day, a 21% increase from the prior-year period. The production increase was due primarily to the June 2004 Great Lakes acquisition, the December 2003 Conger Field acquisition and the recent success of the Company’s drilling program. Oil and gas revenues also increased due to a 9% increase in average realized prices to $4.21 per mcfe. The average prices realized for oil increased 14% to $26.91 per barrel, increased 10% for gas to $4.25 per mcf and increased 1% for NGLs to $18.98 per barrel. Direct operating expenses increased 22% to $33.1 million as a result of additional costs related to the Great Lakes and Conger Field property acquisitions. Direct operating expenses (excluding production taxes) per mcfe produced averaged $0.64 in 2004 versus $0.63 in 2003. Production taxes averaged $0.28 per mcfe in 2004 versus $0.23 per mcfe in 2003. Production taxes are paid on market prices not on hedged prices.

     Transportation and gathering net revenues are reflected net of expenses. Total net revenues declined 61% to $1.1 million in 2004. The major components of the decline include lower transportation and gathering revenues ($239,000), lower oil marketing revenues ($358,000), additional gas transportation system expense related to the Conger Field acquisition ($764,000) and higher gas processing expenses ($612,000). Loss on retirement of securities in 2004 includes a $34,000 loss on the repurchase of $2.7 million of 6% Debentures. Gain on retirement of securities in 2003 includes an $18.2 million gain on the retirement of securities primarily related to the repurchase and exchange of Trust Preferred Securities.

     Other income reflected a loss of $1.1 million in the nine months of 2004 versus a loss of $762,000 in the same period of 2003. The 2004 period includes $1.1 million of ineffective hedging losses and an $800,000 write down of an insurance claim receivable, offset by a $1.7 million gain on sale of properties and a $331,000 favorable bankruptcy settlement. Other income for 2004 also includes IPF revenues of $44,000 offset by $577,000 of administrative costs and interest costs, and a $1.1 million net increase to the valuation account. Other income in the 2003 period included $178,000 of ineffective hedging losses and $118,000 of losses on asset sales. Other income for 2003 also included IPF revenues of $1.3 million offset by $689,000 of administrative costs, $189,000 of interest and an $884,000 increase in the valuation allowance.

     Exploration expense increased $3.6 million to $12.4 million in 2004 due to higher dry hole costs ($3.3 million). General and administrative expenses increased $12.7 million with higher non-cash mark-to-market expense relating to the deferred compensation plan, higher director fees, professional fees, and additional personnel costs related to the Great Lakes acquisition. The mark-to-market deferred compensation adjustment included in general and administrative expense was $13.5 million in the nine months ended September 30, 2004 versus $2.2 million in the same period of the prior year. (See Note 11 to the consolidated financial statements).

     Interest expense decreased 16% to $15.5 million primarily due to the 2003 redemption of the 8-3/4% Notes and related call premium and the repurchase/exchange of the Trust Preferred Securities partially, offset by higher interest expense on the 7-3/8% Notes. Total debt was $503.5 million and $279.9 million at September 30, 2004 and 2003, respectively. The average interest rates, including fixed and variable rate debt (excluding hedging), were 5.0% and 4.6% at September 30, 2004 and 2003, respectively.

     DD&A expense increased 11% from the first nine months of 2003 due to higher production. Accretion expense of $3.4 million and $3.4 million is included in DD&A expense in the nine month periods ending September 30, 2004 and 2003, respectively. The DD&A rate per mcfe for the nine months of 2004 was $1.37, a $0.13 decrease from the rate for the same period of 2003. The decrease is due to lower average depletion rates ($0.08), lower amortization of unproved property ($0.04) and lower accretion expense ($0.01). The DD&A rate is determined based on year-end reserves and the associated net book value and, to a lesser extent, depreciation on other assets owned.

     Income taxes reflected an expense of $16.1 million in the first nine months of 2004 versus $15.6 million in the same period of 2003. The first nine months of 2003 included $917,000 deferred tax expense associated with the prior period’s percentage depletion carryover.

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

     Commodity Price Risk. The Company’s major market-risk exposure is to oil and gas prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices in North American gas production. Oil and gas prices have been volatile and unpredictable for many years.

     The Company periodically enters into hedging arrangements with respect to its oil and gas production. Pursuant to these swaps, the Company receives a fixed price for its production and pays market prices to the counterparty, before consideration of basis differentials. Hedging is intended to reduce the impact of oil and gas price fluctuations. However, in times of increasing price volatility, the Company may experience losses from its hedging arrangements and increased basis differentials at the delivery points where the Company markets its production. Widening basis differentials occur when the physical delivery market prices do not increase proportionately to the increased prices in the financial trading markets. In the second quarter of 2003, the hedging program was modified to include collars which establish a minimum floor price and predetermined ceiling price. Realized gains or losses are generally recognized in oil and gas revenue when the associated production occurs. Starting in 2001, gains or losses on open contracts are recorded either in current period income or OCI. The gains and losses realized as a result of hedging are substantially offset in the cash market when the commodity is delivered. Of the $132.9 million unrealized pre-tax loss included in OCI at September 30, 2004, $103.4 million of losses would be reclassified to earnings over the next twelve month period if prices remained constant. The actual amounts that will be reclassified will vary as a result of changes in prices. The Company does not hold or issue derivative instruments for trading purposes.

     As of September 30, 2004, the Company had oil and gas swap hedges in place covering 28.0 Bcf of gas, 0.9 million barrels of oil and 0.4 million barrels of NGLs at prices averaging $4.21 per Mmbtu, $29.25 per barrel and $20.12 per barrel, respectively. The Company also has collars covering 32.8 Bcf of gas at weighted average floor and cap prices of $4.80 and $7.55 per mcf and 2.8 million barrels of oil at weighted average floor and cap prices of $24.18 to $36.95 per barrel. Their fair value, represented by the estimated amount that would be realized on termination, based on contract versus NYMEX prices, approximated a net unrealized pre-tax loss of $132.9 million at that date. These contracts expire monthly through December 2006. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Transaction gains and losses are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Any ineffective portion of such hedges is recognized in earnings as it occurs. Net realized losses relating to these derivatives for the three months ended September 30, 2004 and September 30, 2003 were $24.4 million and $12.3 million and the losses were $64.5 million and $53.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     In the first nine months of 2004, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $28.1 million. If oil and gas future prices at September 30, 2004 declined 10%, the unrealized hedging loss at that date would have decreased $57.5 million.

     Interest rate risk. At September 30, 2004, the Company had $503.5 million of debt outstanding. Of this amount, $196.6 million bore interest at fixed rates averaging 7.4%. Senior Credit Facility debt totaling $306.9 million bore interest at floating rates averaging 3.3%. At September 30, 2004, the Company had interest rate swap agreements totaling $65.0 million (see Note 7), which had a fair value gain of $574,000 at that date. A 1% increase or decrease in short-term interest rates would cost or save the Company approximately $2.6 million in annual interest expense.

Item 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s (and its consolidated subsidiaries’) disclosure controls and procedures (as defined in 13a 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s (and its consolidated subsidiaries’) disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There were no changes in the Company’s (or its consolidated subsidiaries’) internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s (or its consolidated subsidiaries’) last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s (or its consolidated subsidiaries’) internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 4. Submission of matters to a vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated June 1, 2004 between the Company and FirstEnergy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A (File No. 001-12209) as filed with the SEC on July 15, 2004)

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-12209) as filed with the SEC on March 3, 2004)

4.1.1	Form of 6% Convertible Subordinated Debentures due 2007 (contained as an exhibit to Exhibit 4.1.2 hereto)

4.1.2	Indenture dated December 20, 1996 by and between Lomak and Keycorp Shareholder Services, Inc., as trustee (incorporated by reference to Exhibit 4.1(a) to Lomak’s Form S-3 (File No. 333-23955) as filed with the SEC on March 25, 1997)

4.1.3	Form of 7.375% Senior Subordinated Notes due 2013 (contained as Exhibit 4.1.4 hereto)

4.1.4	Indenture dated July 21, 2003 by and among the Company, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to the Company is Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.1.5	Registration Rights Agreement dated June 22, 2004 by and among the Company, J.P. Morgan Securities, Inc. and UBS Securities L.L.C.

31.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(b) REPORTS ON FORM 8-K

On July 2, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 5 of Form 8-K, announcing its intention to redeem all of its outstanding 6% Convertible Subordinated Debentures due 2007 on August 1, 2004.

On July 13, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 9 of Form 8-K, announcing second quarter production volumes.

On July 15, 2004, the Company filed a Current report on Form 8-K/A, pursuant to Item 2 of Form 8-K, announcing the completion of the acquisition of the 50% of Great Lakes Energy Partners, LLC that it did not previously own.

On July 30, 2004, the Company filed a Current Report on Form 8-K, pursuant to Item 12 of Form 8-K, announcing its second quarter results.

On August 17, 2004, the Company filed a Current Report on Form 8-K/A, pursuant to Item 2 of Form 8-K, announcing the completion of the acquisition of the 50% of Great Lakes Energy Partners, LLC that it did not previously own.

On August 24, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 7 of Form 8-K, announcing its offer to exchange $100.0 million of its 7-3/8% Senior Subordinated Notes due 2013.

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
Roger S. Manny
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

October 27, 2004

Exhibit index

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated June 1, 2004 between the Company and FirstEnergy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A (File No. 001-12209) as filed with the SEC on July 15, 2004)

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 001-12209) as filed with the SEC on March 3, 2004)

4.1.1	Form of 6% Convertible Subordinated Debentures due 2007 (contained as an exhibit to Exhibit 4.1.2 hereto)

4.1.2	Indenture dated December 20, 1996 by and between Lomak and Keycorp Shareholder Services, Inc., as trustee (incorporated by reference to Exhibit 4.1(a) to Lomak’s Form S-3 (File No. 333-23955) as filed with the SEC on March 25, 1997)

4.1.3	Form of 7.375% Senior Subordinated Notes due 2013 (contained as Exhibit 4.1.4 hereto)

4.1.4	Indenture dated July 21, 2003 by and among the Company, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to the Company is Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.1.5	Registration Rights Agreement dated June 22, 2004 by and among the Company, J.P. Morgan Securities, Inc. and UBS Securities L.L.C.

31.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith