Form 10-Q
period 2005-06-30
RANGE RESOURCES CORP
filed 2005-07-28
CIK 315852

Draft 10 July 25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes☑No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes☑No☐
86,371,606 Common Shares were outstanding on July 25, 2005.

RANGE RESOURCES CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
RANGE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and equivalents	$4,941	$18,382
Accounts receivable, less allowance for doubtful accounts of $867 and $967	64,862	81,942
Unrealized derivative gain	641	534
Deferred tax asset	36,249	26,310
Inventory and other	15,903	9,168

Total current assets	122,596	136,336

Unrealized derivative gain	—	206

Oil and gas properties, successful efforts method	2,367,134	2,097,026
Accumulated depletion and depreciation	(749,344)	(694,667)

	1,617,790	1,402,359

Transportation and field assets	62,735	59,423
Accumulated depreciation and amortization	(24,863)	(22,141)

	37,872	37,282

Other	24,420	19,223

Total assets	$1,802,678	$1,595,406

Liabilities
Current liabilities
Accounts payable	$68,224	$78,723
Asset retirement obligation	5,706	6,822
Accrued liabilities	23,678	23,292
Accrued interest	9,918	7,320
Unrealized derivative loss	92,831	61,005

Total current liabilities	200,357	177,162

Bank debt	265,700	423,900
Subordinated notes	346,799	196,656

Deferred taxes, net	151,050	117,713
Unrealized derivative loss	40,528	10,926
Deferred compensation liability	49,535	38,799
Asset retirement obligation	66,093	63,905
Long-term capital lease obligation	—	5
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 250,000,000 shares authorized, 86,316,576 issued at June 30, 2005 and 81,219,351 issued at December 31, 2004	863	812
Common stock held in treasury – 115,256 at June 30, 2005	(2,416)	—
Capital in excess of par value	825,487	707,869
Retained earnings (deficit)	(49,196)	(89,597)
Stock held by employee benefit trust, 1,396,454 and 1,441,751 shares, respectively, at cost	(8,691)	(8,186)
Deferred compensation	(1,373)	(1,257)
Accumulated other comprehensive income (loss)	(82,058)	(43,301)

Total stockholders’ equity	682,616	566,340

Total liabilities and stockholders’ equity	$1,802,678	$1,595,406

See accompanying notes

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Oil and gas sales	$118,723	$67,553	$226,138	$132,921
Transportation and gathering	631	344	1,159	811
Other	330	799	347	(1,503)

	119,684	68,696	227,644	132,229

Expenses
Direct operating	17,419	10,406	32,227	20,401
Production and ad valorem taxes	7,034	4,801	12,789	9,051
Exploration	9,124	4,200	12,395	7,767
General and administrative	11,517	9,355	22,187	18,176
Interest expense	9,547	4,422	18,131	8,567
Depletion, depreciation and amortization	30,436	22,444	60,198	44,692

	85,077	55,628	157,927	108,654

Income before income taxes	34,607	13,068	69,717	23,575

Income taxes
Current	—	44	—	44
Deferred	12,946	4,835	26,053	8,722

	12,946	4,879	26,053	8,766

Net income	21,661	8,189	43,664	14,809
Preferred dividends	—	(737)	—	(1,475)

Net income available to common stockholders	$21,661	$7,452	$43,664	$13,334

Earnings per common share:
Basic	$0.27	$0.13	$0.54	$0.24

Diluted	$0.26	$0.12	$0.52	$0.23

Dividends per common share	$0.02	$0.01	$0.04	$0.01

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
Increase (decrease) in cash and equivalents Operating activities:
Net income	$43,664	$14,809
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	26,053	8,722
Depletion, depreciation and amortization	60,198	44,692
Unrealized derivative (gains) losses	(293)	(536)
Allowance for bad debts	450	1,286
Exploration dry hole costs	1,813	3,429
Amortization of deferred issuance costs and discount	853	472
Deferred compensation adjustments	9,960	9,008
Loss on sale of assets and other	4	(109)
Changes in working capital:
Accounts receivable	18,056	(4,456)
Inventory and other	(8,074)	(5,039)
Accounts payable	(15,166)	6,660
Accrued liabilities and other	5,889	2,412

Net cash provided from operating activities	143,407	81,350

Investing activities:
Additions to oil and gas properties	(109,339)	(62,202)
Additions to field service assets	(3,612)	(1,014)
Acquisitions	(136,996)	(253,596)
IPF net repayments	1,163	2,332
Disposal of assets	141	2,432

Net cash used in investing activities	(248,643)	(312,048)

Financing activities:
Borrowings on credit facilities	150,700	316,200
Repayments on credit facilities	(308,900)	(314,400)
Other debt repayments	(16)	(2,779)
Debt issuance costs	(4,108)	(2,998)
Treasury stock purchases	(2,808)	—
Dividends paid — common stock	(3,263)	(1,134)
— preferred stock	(2,213)	(1,475)
Issuance of subordinated notes	150,000	98,125
Issuance of common stock	112,403	146,099

Net cash provided by financing activities	91,795	237,638

Net increase (decrease) in cash and equivalents	(13,441)	6,940
Cash and equivalents at beginning of period	18,382	631

Cash and equivalents at end of period	$4,941	$7,571

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$21,661	$8,189	$43,664	$14,809
Net deferred hedge gains (losses), net of tax:
Contract settlements reclassified to income	14,068	14,644	27,258	25,770
Change in unrealized deferred hedging losses	(6,001)	(19,529)	(66,118)	(45,821)
Change in unrealized gains (losses) on securities held by deferred compensation plan	366	18	103	64

Comprehensive income (loss)	$30,094	$3,322	$4,907	$(5,178)

See accompanying notes.

RANGE RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) ORGANIZATION AND NATURE OF BUSINESS
     We are engaged in the exploration, development and acquisition of oil and gas properties primarily in the Southwestern, Appalachian and Gulf Coast regions of the United States. We seek to increase our reserves and production through drilling and complementary acquisitions. Prior to June 2004, we held our Appalachian oil and gas assets through a 50% owned joint venture, Great Lakes Energy Partners L.L.C., or Great Lakes. In June 2004, we purchased the 50% of Great Lakes that we did not own (see footnote 4). Range is a Delaware corporation whose common stock is listed on the New York Stock Exchange.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The financial statements included herein should be read in conjunction with the latest Form 10-K for Range Resources Corporation. Unless the context otherwise indicates, all references in this report to “Range” “we” “us” or “our” are to Range Resources Corporation and its subsidiaries. The statements are unaudited but reflect all adjustments which, in our opinion, are necessary to fairly present our financial position and results of operations. All adjustments are of a normal recurring nature unless otherwise noted. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.
     The accompanying consolidated financial statements include the accounts of Range, our wholly-owned subsidiaries’ and for the periods prior to June 23, 2004, a 50% pro rata share of the assets, liabilities, income and expenses of Great Lakes. On June 23, 2004, we purchased the 50% of Great Lakes that we did not own (see footnote 4). The statement of operations for the six months ended June 30, 2004 includes 50% of the revenues and expenses of Great Lakes up to June 23, 2004 while the six months ended June 30, 2005 includes 100%. Certain reclassifications have been made to the presentation of prior periods to conform to current year presentation.
Revenue Recognition and Credit Risk
     We recognize revenues from the sale of products and services in the period delivered. Although receivables are concentrated in the oil and gas industry, we do not view this as an unusual credit risk. We provide for an allowance for doubtful accounts for specific receivables judged unlikely to be collected based on the age of the receivable, our experience with the debtor, potential offsets to the amount owed and economic conditions. In certain instances, we require purchasers to post stand-by letters of credit, furnish guarantees or pre-pay purchases. In addition to the allowance for doubtful accounts for Independent Producer Finance, or IPF, we have allowances for doubtful accounts relating to exploration and production of $867,000 and $967,000 at June 30, 2005 and December 31, 2004, respectively.
Cash and Equivalents
     Cash and equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less. The December 31, 2004 balance sheet included $17.3 million of cash in an escrow account. These funds were received from the sale of oil and gas properties which were held in escrow to be used to purchase similar assets. As of June 30, the remaining escrow proceeds were applied toward the bank credit facility.
Oil and Gas Properties
     We follow the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Depletion is provided on the unit-of-production method. Oil and NGLs are converted to a natural gas equivalent basis, or mcfe, at the rate of one barrel equals 6 mcf. The depletion, depreciation and amortization, or DD&A, rates were $1.44 per mcfe and $1.36 per mcfe in the three months ended June 30, 2005 and 2004, respectively and $1.44 per mcfe and $1.37 per mcfe in the six months ended June 30, 2005 and 2004. Unproved properties had a net book value of $20.9 million and $14.8 million at June 30, 2005 and December 31, 2004, respectively. Unproved properties are reviewed quarterly for impairment and impaired if conditions indicate we will not exploit the acreage prior to expiration or the carrying value is above fair value.
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
     At June 30, 2005, we have $8.3 million of suspended exploratory well costs, of which approximately $6.7 million have been capitalized for more than one year. The $6.7 million of costs represents a total of eight wells, of which all but one are not operated by Range. Five of the wells are completed and currently waiting on pipeline infrastructure and three wells have additional drilling underway or firmly planned.
Transportation and Field Assets
     Our gas transportation and gathering systems are located in proximity to certain of our principal fields. Depreciation on these systems is provided on the straight-line method based on estimated useful lives of 10 to 15 years. We receive third-party income for providing transportation and field services which is recognized as earned. Depreciation on the field assets is calculated on the straight-line method based on estimated useful lives of five to seven years. Buildings are depreciated over 10 to 15 years.
Independent Producer Finance
     IPF owns dollar denominated overriding royalties in oil and gas properties. The royalties are accounted for as receivables and payments received relating to the return on investment are recognized as income with the remaining receipts reducing receivables. Currently, all receipts are being recognized as a return of capital, thus reducing receivables. The receivables are evaluated quarterly and provisions for the valuation allowance are adjusted accordingly. At June 30, 2005, the receivable balance was $6.7 million, offset by a valuation allowance of $3.3 million resulting in a net receivable balance of $3.4 million. The $3.4 million net receivable is shown on our consolidated balance sheet in other assets ($2.5 million) and accounts receivable ($0.9 million). At December 31, 2004, the receivable balance was $7.4 million, offset by a valuation allowance of $2.9 million resulting in a net receivable balance of $4.5 million. During the second quarter of 2005, IPF net (included in other revenues) included $2,000 of administrative expenses and a $225,000 increase in the valuation allowance. During the same period of the prior year, revenues of $9,000 were offset by $62,000 of interest and administrative expenses, and a $496,000 increase in the valuation allowance. Since 2001, IPF has not acquired new royalties and therefore, the portfolio has declined due to collections and sales.
Other Assets
     The expenses of issuing debt are capitalized and included in other assets on our consolidated balance sheet. These costs are amortized over the expected life of the related securities. When a security is retired prior to maturity, related unamortized costs are expensed. At June 30, 2005 and December 31, 2004, these capitalized costs totaled $8.7 million and $5.7 million, respectively. At June 30, 2005, other assets included $8.7 million of unamortized debt issuance costs, $639,000 of long-term deposits, $12.6 million of marketable securities held in our deferred compensation plans and $2.5 million of long-term IPF receivables.
Gas Imbalances
     We use the sales method to account for gas imbalances, recognizing revenue based on cash received rather than the gas produced. A liability is recognized when the imbalance exceeds the estimate of remaining reserves. Gas imbalances at June 30, 2005 and December 31, 2004 were not significant.

Derivative Financial Instruments and Hedging
     We use commodity-based derivatives to reduce the volatility associated with oil and gas prices. For derivatives qualifying as hedges of future cash flows, the effective portion of any changes in fair value is recognized in a component of stockholders’ equity called other comprehensive income, or OCI, and then reclassified to income, within oil and gas revenues, when the underlying anticipated transaction occurs. Any ineffective portion (changes in realized prices that do not match changes in the hedge price) is recognized in other revenues in our consolidated statement of operations, as it occurs. Ineffective gains or losses are recorded while the hedge contract is open and may increase or reverse until settlement of the contract. Of the $133.4 million unrealized pre-tax hedging loss at June 30, 2005, $92.8 million of losses will be reclassified to earnings over the next 12 months and $40.6 million for the periods thereafter, if prices remain constant. Actual amounts that will be reclassified will vary as a result of changes in prices. We have also entered into swap agreements to reduce the risk of changing interest rates. These interest rate swaps are not designated as hedges and are marked to market each month as a component of interest expense.
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
Pro Forma Stock-Based Compensation
     We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. Accordingly, no compensation cost has been recognized for the stock-option compensation plans because the exercise prices of employee option awards equal the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for awards in the three month and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$21,661	$8,189	$43,664	$14,809
Plus: Total stock-based employee compensation cost included in net income, net of tax	3,459	2,804	6,275	5,675

Deduct: Total stock-based employee compensation, determined under fair value based method, net of tax	(5,871)	(3,988)	(10,250)	(7,672)

Pro forma net income	$19,249	$7,005	$39,689	$12,812

Earnings per share:
Basic-as reported	$0.27	$0.13	$0.54	$0.24
Basic-pro forma	$0.24	$0.11	$0.49	$0.20

Diluted-as reported	$0.26	$0.12	$0.52	$0.23
Diluted-pro forma	$0.23	$0.10	$0.47	$0.19
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.
     We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted. While SFAS No. 123(R) permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon adoption of SFAS No. 123(R).
     We are continuing to evaluate the alternatives allowed under the standard, which we are required to adopt beginning in the first quarter of 2006. In addition, we have not yet determined the financial statement impact of adopting SFAS No. 123(R) for periods beyond 2005. On June 30, 2005, the Compensation Committee of the Board of Directors approved the acceleration of certain unvested options. All unvested options with vesting dates between January 1 and April 1, 2006 were accelerated so they will vest on December 31, 2005, representing an average acceleration of 46 days. There were approximately 1.2 million options affected by the acceleration which was undertaken primarily to reduce future stock-based compensation under SFAS 123(R).

(3) ASSET RETIREMENT OBLIGATION
     A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Asset retirement obligation beginning of period	$70,727	$51,844
Liabilities incurred	2,298	17,792
Liabilities settled	(2,295)	(3,152)
Accretion expense	2,551	2,105
Change in estimate	(1,482)	109

Asset retirement obligation end of period	$71,799	$68,698

     Accretion expense is recognized as a component of depreciation, depletion and amortization.
(4) ACQUISITIONS AND DISPOSITIONS
     Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our consolidated statement of operations from the date of acquisition. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. We purchased various properties for $158.9 million and $324.0 million during the six months ended June 30, 2005 and 2004, respectively. The purchases include $150.3 and $318.4 million for proved oil and gas reserves, respectively, with the remainder representing unproved acreage.
     In June 2005, we purchased Permian Basin oil and gas properties for $116.7 million through the purchase of Plantation Petroleum Acquisition LLC a private company. As a preliminary allocation of purchase price, we have recorded $137.6 million to oil and gas properties, $1.2 million of working capital, $22.3 million deferred tax liability and $119,000 additional asset retirement obligations. The acquisition was funded with the proceeds from a public offering of 4.6 million common shares ($109.4 million).
     In December 2004, we purchased Appalachia oil and gas properties through the purchase of PMOG Holdings, Inc., or Pine Mountain, a private company, for $151.4 million plus $57.2 million for the retirement of debt and $13.3 million for the retirement of oil and gas commodity hedges. The following table summarizes the preliminary allocation of purchase price to assets acquired and liabilities assumed at the date of acquisition (in thousands):

Pine Mountain
Purchase price:
Cash paid (including transaction costs)	$222,860

Allocation of purchase price:
Working capital	4,845
Oil and gas properties	297,322
Field assets and gathering system assets	1,046
Deferred income taxes, net	(79,859)
Asset retirement obligation and other	(494)

Total	$222,860

     In June 2004, we purchased the 50% of Great Lakes that we did not previously own for $200.0 million plus the assumption of $70.0 million of Great Lakes bank debt and the retirement of $27.7 million of oil and gas commodity hedges. The debt assumed was refinanced and consolidated with our existing bank credit facility as of the purchase date (See further discussion in Note 6.). The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Great Lakes
Purchase price:
Cash paid (including transaction costs)	$228,824

Allocation of purchase price:
Working capital	5,062
Oil and gas properties	296,160
Field assets and gathering system assets	14,429
Other non-current assets	866
Asset retirement obligation and other	(17,693)
Long-term debt	(70,000)

Total	$228,824

     The following unaudited pro forma data includes the results of operations of the above Great Lakes and Pine Mountain acquisitions as if they had been consummated at the beginning of 2004. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$119,684	$89,125	$227,644	$174,592
Income before income taxes	34,607	18,756	69,717	36,399
Net income	21,661	11,770	43,664	22,889

Earnings per share:
Diluted-as reported	$0.26	$0.12	$0.52	$0.23
Diluted-pro forma	$0.26	$0.14	$0.52	$0.28
(5) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Non-cash investing and financing activities:
Common stock issued under benefit plans	$720	$1,120
Debt assumed in Great Lakes acquisition	—	70,000

Cash used in operating activities included:
Income taxes paid	$—	$150
Interest paid	14,760	8,838

(6) INDEBTEDNESS
     We had the following debt outstanding as of the dates shown below (in thousands) (interest rates at June 30, 2005, excluding the impact of interest rate swaps, is shown parenthetically). No interest expense was capitalized during the six months ended June 30, 2005 and 2004, respectively.

	June 30,	December 31,
	2005	2004
Bank debt (4.3%)	$265,700	$423,900

Subordinated debt:
7-3/8% Senior Subordinated Notes due 2013, net of discount	196,799	196,656
6-3/8% Senior Subordinated Notes due 2015	150,000	—

Total debt	$612,499	$620,556

Bank Debt
     In June 2004, we entered into an amended and restated $600.0 million revolving bank facility, which is secured by substantially all of our assets. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually each April and October and pursuant to certain unscheduled redeterminations. At June 30, 2005, the outstanding balance under the bank credit facility was $265.7 million and there was $334.3 million of borrowing capacity available. In April 2005, the loan maturity was extended one year to January 1, 2009, the borrowing base was increased to $600.0 million and certain reductions to interest rate margins and fees were enacted. Borrowings under the bank credit facility can either be base rate loans or LIBOR loans. On all base rate loans, the rate per annum is equal to the lesser of (i) the maximum rate (the “weekly ceiling” as defined in Section 303 of the Texas Finance Code or other applicable laws if greater) (the “Maximum Rate”) or, (ii) the sum of (A) the higher of (1) the prime rate for such date, or (2) the sum of the federal funds effective rate for such data plus one-half of one percent (0.50%) per annum, plus a base rate margin of between 0.0% to 0.5% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. On all LIBOR loans, we pay a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the sum of the quotient of (A) the LIBOR base rate, divided by (B) one minus the reserve requirement applicable to such interest period, plus a LIBOR margin of between 1.0% and 1.75% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. We may elect, from time-to-time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any part of its base rate loans to LIBOR loans. The average interest rate on the bank credit facility, excluding the effect of the interest rate swaps, was 4.1% for the three months and the six months ended June 30, 2005. After the effect of the interest rate swaps (see Note 7), the rate was 3.9% for the three months and 4.0% for the six months ended June 30, 2005. The weighted average interest rate (including applicable margin) was 3.1% for the six months ended June 30, 2004. A commitment fee is paid on the undrawn balance based on an annual rate of between 0.25% and 0.50%. At June 30, 2005, the commitment fee was 0.25% and the interest rate margin was 1.0%. At July 25, 2005, the interest rate (including applicable margin) was 4.4% excluding interest rate swaps and 4.2% after interest rate swaps.
Great Lakes Credit Facility
     Prior to June 2004, we consolidated our proportionate share of borrowings on the Great Lakes credit facility. Simultaneously with our purchase of the 50% of Great Lakes we did not own, the outstanding balance under the Great Lakes credit facility was fully repaid through a consolidation with our revolving credit facility.
7-3/8% Senior Subordinated Notes due 2013
     In July 2003, we issued $100.0 million of 7-3/8% Senior Subordinated Notes due 2013, or the 7-3/8% Notes. In June 2004, we issued an additional $100.0 million of 7-3/8% Notes; therefore, $200.0 million of the 7-3/8% Notes are currently outstanding. We pay interest on the 7-3/8% Notes semi-annually each January and July of each year. The 7-3/8% Notes mature in July 2013 and are guaranteed by certain of our subsidiaries, or the Subsidiary Guarantors. The 7-3/8% Notes were issued at a discount which is amortized into interest expense over the life of the 7-3/8% Notes.
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
6-3/8% Senior Subordinated Notes Due 2015
     In March 2005, we issued $150.0 million of 6-3/8% Senior Subordinated Notes due 2015, or the 6-3/8% Notes. We pay interest on the 6-3/8% Notes semi-annually each March and September of each year. The 6-3/8% Notes mature in March 2015 and are guaranteed by certain of our subsidiaries. The offering of the 6-3/8% Notes was not registered under the Securities Act of 1933, as amended, or the Securities Act, or under any state securities laws because the 6-3/8% Notes were only offered to qualified institutional buyers and to non-U.S. persons outside the United States in compliance with Rule 144A and Regulation S under the Securities Act. In May 2005, $150.0 million aggregate principal amount of the 6-3/8% Notes were exchanged for $150.0 million aggregate principal amount of our 6-3/8% Senior Subordinated Notes due 2013 issued in a registered exchange offer for which a registration statement on Form S-4 was filed under the Securities Act, or the Exchange Notes. The Exchange Notes are identical to the 6-3/8% Notes except that the Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.
     We may redeem the Exchange Notes, in whole or in part, at any time on or after March 15, 2010, at redemption prices from 103.7% of the principal amount as of March 15, 2010 and declining to 100% on March 15, 2013 and thereafter. Prior to March 15, 2008, we may redeem up to 35% of the original aggregate principle amount of the notes at a redemption price of 106.4% of the principal amount thereof plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings. If we experience a change of control, there may be a requirement to repurchase all or a portion of the Exchange Notes at 101% of the principal amount plus accrued and unpaid interest, if any.
6% Convertible Subordinated Debentures
     In 1996, we issued $55.0 million of 6% Convertible Subordinated Debentures due 2007. We redeemed the outstanding debentures in August 2004 at 102.0% of principal amount, plus accrued interest, which totaled $9.1 million.
Debt Covenants
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at June 30, 2005. Under the bank credit facility, dividends are permitted, subject to the provisions of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances. Approximately $338.7 million was available under the bank credit facility’s restricted payment basket on June 30, 2005. The terms of both the 6-3/8% Notes and the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings and equity issuances since the original issuance of the notes. At June 30, 2005, approximately $395.8 million was available under both the 6-3/8% Notes and the 7-3/8% Notes restricted payments basket.
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

     The following table sets forth the book and estimated fair values of financial instruments as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005		December 31, 2004
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Assets
Cash and equivalents	$4,941	$4,941	$18,382	$18,382
Accounts receivable	63,973	63,973	80,562	80,562
IPF receivables	3,380	3,380	4,508	4,508
Marketable securities	12,579	12,579	9,866	9,866
Interest rate swaps	641	641	740	740

Total	85,514	85,514	114,058	114,058

Liabilities
Accounts payable	(68,224)	(68,224)	(78,723)	(78,723)
Commodity swaps and collars	(133,359)	(133,359)	(71,931)	(71,931)
Long-term debt (1)	(612,499)	(629,100)	(620,556)	(633,556)

Total	(814,082)	(830,683)	(771,210)	(784,210)

Net financial instruments	$(728,568)	$(745,169)	$(657,152)	$(670,152)

(1)	Fair value based on quotes received from certain brokerage firms. Quotes as of June 30, 2005 were 106% for the 7-3/8% Notes and 100% for the 6-3/8% Notes.
     At June 30, 2005, we had open hedging contracts covering 14.9 Bcf of gas at prices averaging $5.26 per mcf, 0.4 million barrels of oil at prices averaging $30.18 per barrel and 0.1 million barrels of NGLs at prices averaging $19.20 per barrel. We also had collars covering 55.1 Bcf of gas at weighted averaged floor and cap prices of $5.14 to $9.54 per mcf and 4.3 million barrels of oil at prices of $29.84 to $58.44 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and a reference price, generally New York Mercantile Exchange, or the NYMEX, on June 30, 2005, was a net unrealized pre-tax loss of $133.4 million. The contracts expire monthly through December 2007. Transaction gains and losses on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were decreased by $22.3 million and $23.2 million due to hedging in the three months ended June 30, 2005 and 2004, respectively. Oil and gas revenues were decreased by $43.3 million and $40.1 million due to realized hedging in the six months ended June 30, 2005 and 2004, respectively. Other revenues in our consolidated statement of operations include ineffective hedging gains of $123,000 and of $971,000 in the three months ended June 30, 2005 and 2004, respectively. Other revenues for the six months ended June 2005 and 2004 include gains of $248,000 and losses of $583,000 for ineffective hedging, respectively.

     The following schedule shows the effect of closed oil, gas and NGL hedges since January 1, 2004 and the value of open contracts at June 30, 2005 (in thousands):

Quarter	Hedging Gain
Ended	(Loss)
Closed Contracts

2004
March 31	$(16,896)
June 30	(23,245)
September 30	(24,382)
December 31	(35,598)

Subtotal	(100,121)

2005
March 31	(20,936)
June 30	(22,330)

Subtotal	(43,266)

Total net realized loss	$(143,387)

Open Contracts

2005
September 30	$(27,518)
December 31	(33,965)

Subtotal	(61,483)

2006
March 31	(16,186)
June 30	(15,162)
September 30	(14,561)
December 31	(15,175)

Subtotal	(61,084)

2007
March 31	(2,690)
June 30	(2,699)
September 30	(2,767)
December 31	(2,636)

Subtotal	(10,792)

Total net liability	$(133,359)

     We use interest rate swap agreements to manage the risk that future cash flows associated with interest payments on certain amounts outstanding under the variable rate bank credit facility may be adversely affected by volatility in market rates. Under the interest rate swap agreements, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. Changes in the fair value of interest rate swaps, which qualify for cash flow hedge accounting treatment, are reflected as adjustments to OCI to the extent the swaps are effective and are recognized as an adjustment to interest expense during the period in which the cash flow related to the interest payments are made. Due to the Great Lakes acquisition, these interest rate swaps are no longer designated as hedges and are marked to market each month in interest expense. At June 30, 2005, we had two interest rate swap agreements with a notional amount of $35.0 million. These swaps consist of agreements totaling $35.0 million at 1.8% which expire in June 2006. The fair value of the swaps at June 30, 2005 was a net unrealized pre-tax gain of $641,000.
     The combined fair value of net unrealized losses on oil and gas hedges and net unrealized gain on interest rate swaps totaled $132.7 million and appear as short-term and long-term unrealized derivative gains and losses on the balance sheet. Hedging activities are conducted with major financial and commodities trading institutions which we believe are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of the counterparties is subject to continuing review.
     The following table sets forth quantitative information of derivative instruments at June 30, 2005 (in thousands):

	As of June 30, 2005
	Assets	Liabilities
Commodity swaps	$—	$(46,052	)(a)
Commodity collars	$—	$(87,307	)(b)
Interest rate swaps	$641	$—

(a)	$34.5 million, $9.3 million and $2.3 million is expected to be reclassified to income in 2005, 2006 and 2007 respectively, if prices remain constant.

(b)	$26.9 million, $51.8 million and $8.6 million is expected to be reclassified to income in 2005, 2006 and 2007 respectively, if prices remain constant.
(8) COMMITMENTS AND CONTINGENCIES
     We are involved in various legal actions and claims arising in the ordinary course of business, the most significant of which is Jack Freeman, et al. v. Great Lakes Energy Partners L.L.C., et al., a class-action suit filed in 2000 which is currently pending against Great Lakes and Range in the state court of Chautauqua County, New York. The plaintiffs are seeking to recover actual damages and expenses plus punitive damages based on allegations that we sold gas to affiliates and gas marketers at low prices, and that inappropriate post production expenses were used to reduce proceeds to the royalty owners, and that improper accounting was used for the royalty owners’ share of gas. Management believes these allegations are without merit and will vigorously defend our position. We do not believe that this litigation will have a material adverse effect on our financial position or results of operations.

(9) STOCKHOLDERS’ EQUITY
     We have authorized capital stock of 260 million shares, which includes 250 million shares of common stock and 10 million shares of preferred stock. In September 2003, we issued 1.0 million shares of 5.9% Convertible Preferred Stock, par value $1.00 and liquidation preference $50 per share. Effective December 31, 2004, all outstanding shares of Convertible Preferred were converted into 5.9 million shares of common stock.
     The following is a schedule of changes in the number of common shares issued from December 31, 2003 to June 30, 2005:

	Six Months	Twelve Months
	Ended	Ended
	June 30, 2005	December 31, 2004
Beginning balance	81,219,351	56,409,791

Public offerings	4,600,000	17,940,000
Stock options exercised	466,242	834,537
Restricted stock grants	—	80,900
Deferred compensation plan	13,923	3,671
In lieu of fees and bonuses	17,060	30,459
Contributed to 401(k) plan	—	37,640
Exchanged for preferred	—	5,882,353

	5,097,225	24,809,560

Ending balance	86,316,576	81,219,351

     The Board of Directors has approved of up to $5.0 million of repurchases of common stock based on market conditions and opportunities. During the second quarter, we bought, in open market purchases, 133,700 shares at an average price of $21.00 which are being held as treasury shares. Also during the second quarter, 18,444 of these treasury shares were used for equity compensation to directors and employees.
(10) EQUITY-BASED AND STOCK PURCHASE PLANS
     We have five equity-based stock plans, of which two are active, and a stock purchase plan. Under the active plans, incentive and non-qualified options, stock appreciation rights, restricted stock awards, phantom stock rights and annual cash incentive awards are issued to directors and employees pursuant to decisions of the Compensation Committee of the Board of Directors which is made up of independent directors. Information with respect to the equity-based plans is summarized below:

	Active		Inactive
		Non-
	2005	Employee	1999	Directors’	1989
	Plan	Plan	Plan	Plan	Plan	Total
Outstanding on December 31, 2004	—	—	4,262,220	232,000	87,850	4,582,070

Granted	—	56,000	983,050	—	—	1,039,050
Exercised	—	—	(456,942)	—	(9,300)	(466,242)
Expired/forfeited	—	—	(69,457)	—	(750)	(70,207)

	—	56,000	456,651	—	(10,050)	502,601

Outstanding on June 30, 2005	—	56,000	4,718,871	232,000	77,800	5,084,671

     In May 2005, shareholders approved the 2005 Equity Based Compensation Plan, or the 2005 Plan, under which the number of shares that may be granted is equal to 10.0 million shares less the number of shares issued under the 1999 Plan plus the number of shares that become available from 1999 Plan awards that lapse or terminate. Effective July 1, 2005, 981,100 stock appreciation rights were granted to eligible employees at a price of $26.90.
     In May 2004, shareholders approved the Non-Employee Director Stock Option Plan, or the Non-Employee Plan, under which 300,000 stock options may be granted. Director’s options are granted upon initial election as a director and annually upon a director’s re-election at the annual meeting. Options granted under the Non-Employee Plan are fully vested upon grant and have a term of five years. During the six months ended June 30, 2005, 56,000 options were granted to directors at an exercise price of $21.71 a share. At June 30, 2005, 56,000 options were outstanding at exercise prices of $21.71 a share.
     We maintain the 1999 Stock Plan, or the 1999 Plan, which authorized the issuance of 9.25 million stock options. All options issued under the 1999 Plan through May 2002 vest over 4 years and have a term of 10 years, while options issued after May 2002 vest over a three year period and have a term of five years. During the six months ended June 30, 2005, 983,050 options were granted to eligible employees at an exercise price of $23.28 a share. At June 30, 2005, 4.7 million options were outstanding at exercise prices ranging from $1.94 to $23.28 a share. No further options will be granted under this plan.
     We maintain the Outside Directors’ Stock Option Plan, or the Directors’ Plan, which authorized the issuance of 300,000 options. At June 30, 2005, 232,000 options were outstanding under the Directors’ Plan at exercise prices ranging from $2.81 to $11.30 a share. No further options will be granted under this plan.
     We maintain the 1989 Stock Option Plan, or the 1989 Plan, which authorized the issuance of 3.0 million options. Options issued under the 1989 Plan vested over a three year period and expire in ten years. At June 30, 2005, 77,800 options remained outstanding under the 1989 Plan at exercise prices ranging from $2.62 to $7.62 a share. No options have been granted under the plan since March 1999. The last of these options expire in 2009.
     At June 30, 2005, 5.1 million options were outstanding at exercise prices of $1.94 to $23.28 a share as follows:

		Active		Inactive
			Non-
Range of	Average	2005	Employee	1999	Director’s	1989
Exercise Prices	Exercise Price	Plan	Plan	Plan	Plan	Plan	Total
$ 1.94 - $ 4.99	$3.52	—	—	374,535	48,000	72,500	495,035
5.00 - 9.99	5.83	—	—	1,923,926	136,000	5,300	2,065,226
10.00 - 14.99	10.54	—	—	1,144,860	48,000	—	1,192,860
15.00 - 19.99	16.17	—	—	297,200	—	—	297,200
20.00 - 23.28	23.20	—	56,000	978,350	—	—	1,034,350

Total		—	56,000	4,718,871	232,000	77,800	5,084,671

     In 1997, shareholders approved a stock purchase plan where up to 1.75 million shares of common stock can be sold to directors, employees and consultants. Under the stock purchase plan, the right to purchase shares may be granted at prices ranging from 50% to 85% of market value. To date, all purchase rights have been granted at 75% of market. At June 30, 2005, there were no rights outstanding to purchase shares.
     In May 2005, we issued 17,500 shares of restricted stock grants to directors with immediate vesting at an average price of $21.71. In 2004, we issued 80,900 shares of restricted stock grants to directors and employees at an average price of $11.90. The restricted grants included 24,000 issued to directors (with immediate vesting) and 56,900 to employees with vesting over a three year period. During 2003, we issued 234,000 restricted stock grants to directors and employees at an average price of $6.40. The restricted grants included 136,000 issued to directors (with immediate vesting) and 98,000 to employees with vesting over a three year period. We recorded compensation expense based upon the fair market value of the shares on the date of grant of $348,000 and $233,000 during the six month periods ended June 30, 2005 and 2004 related to these grants, respectively. Effective July 1, 2005, an additional 36,200 restricted stock grants were issued to employees at an average price of $26.90.
(11) DEFERRED COMPENSATION
     In 1996, the Board of Directors adopted a deferred compensation plan, or the Plan. The Plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invests such amounts in our common stock or makes other investments at the employee’s discretion. Great Lakes also had a deferred compensation plan that allowed officers and key employees to defer all or a portion of their salaries and bonuses and invest such amounts in certain investments at the employee’s discretion. In December 2004, in connection with changes to regulations governing deferred compensation plans, we adopted the Range Resources Corporation Deferred Compensation Plan, or the 2005 Deferred Compensation Plan. The 2005 Deferred Compensation Plan is intended to operate in a manner substantially similar to the old plans, subject to new requirements and changes mandated under Section 409A of the Internal Revenue Code. The old plans were frozen and will not receive additional contributions. The assets of the all of the plans are held in rabbi trusts, or the Rabbi Trusts, and are available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability and the carrying value of the deferred compensation liability is adjusted to fair value each reporting period by a charge or credit to general and administrative expense on our consolidated statement of operations. The assets of the Rabbi Trust, other than common stock, are invested in marketable securities and reported at market value in other assets on our consolidated balance sheet. The deferred compensation liability on our balance sheet reflects the market value of the securities held in the Rabbi Trust. The cost of common stock held in the Rabbi Trust is shown as a reduction to stockholders’ equity. Changes in the market value of the marketable securities are reflected in OCI, while changes in the market value of the common stock held in the Rabbi Trust is charged or credited to general and administrative expense each quarter. We recorded mark-to-market expense related to deferred compensation of $5.3 million and $4.3 million in the three months ended June 30, 2005 and 2004, respectively and $9.3 million and $8.7 million in the six months ended June 30, 2005 and 2004, respectively.
(12) BENEFIT PLAN
     We maintain a 401(k) plan for our employees that permit employees to contribute a portion of their salary, subject to Internal Revenue Service limitations. Historically, we have made discretionary contributions of our common stock to the 401(k) plan annually. In 2005, we began matching employee contributions up to 3% of salary in cash. Great Lakes also had a 401(k) in which their contributions were made in cash. Also in 2005, the Great Lakes 401(k) plan was merged into the Range plan. All of our contributions become fully vested after the individual employee has three years of service with us. In 2004, 2003 and 2002, we contributed $1.2 million, $912,000 and $877,000 respectively, to the 401(k) plan. We do not require that employees hold contributed Range stock in their account. Employees have a variety of investment options in the 401(k) plan and may, at any time, diversify out of our stock based on their personal investment strategy.
(13) INCOME TAXES
     The significant components of deferred tax liabilities and assets on June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Deferred tax assets (liabilities)
Net unrealized loss in OCI	$48,830	$25,930
Other	86,787	107,809
Depreciation and depletion	(250,418)	(225,142)

Net deferred tax liability	$(114,801)	$(91,403)

     At December 31, 2004, we had regular net operating loss, or NOL, carryovers of $237.2 million and alternative minimum tax, or AMT, NOL carryovers of $205.9 million that expire between 2012 and 2023. At December 31, 2004, we had AMT credit carryovers of $1.8 million that are not subject to limitation or expiration.

(14) COMPUTATION OF EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:

Net income	$21,661	$8,189	$43,664	$14,809
Preferred dividends	—	(737)	—	(1,475)

Numerator for basic and diluted earnings per share	$21,661	$7,452	$43,664	$13,334

Denominator:

Weighted average shares outstanding	82,492	58,988	81,926	57,817
Stock held in the deferred compensation plan and treasury shares	(1,375)	(1,673)	(1,408)	(1,672)

Weighted average shares, basic	81,117	57,315	80,518	56,145

Effect of dilutive securities:
Weighted average shares outstanding	82,492	58,988	81,926	57,817
Employee stock options and other	1,737	1,257	1,673	1,131
Treasury shares	(56)	—	(28)	—

Dilutive potential common shares for diluted earnings per share	84,173	60,245	83,571	58,948

Earnings per common share:
— Basic	$0.27	$0.13	$0.54	$0.24
— Diluted	$0.26	$0.12	$0.52	$0.23

     Options to purchase 6,000 shares of common stock were outstanding but not included in the computations of diluted net income per share for the six months ended June 30, 2004 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. Prior to its redemption in December 2004, 5.9 million shares of Convertible Preferred were excluded from the dilutive calculation for the quarter and the six months ended June 30, 2004 as the effect was antidilutive.
(15) MAJOR CUSTOMERS
     We market our production on a competitive basis. Gas is sold under various types of contracts including month-to-month, one-to-five year contracts or short-term contracts that are cancelable within 30 days. The price for oil is generally equal to a posted price set by major purchasers in the area. We sell to oil purchasers on the basis of price and service and may be changed on 30 days notice. For the six months ended June 30, 2005, four customers accounted for 10% or more of total oil and gas revenues and the combined sales to those four customers accounted for 15%, 12%, 10% and 10% of total oil gas revenues, respectively. We believe that the loss of any one customer would not have a material long-term adverse effect on our results.
(16) OIL AND GAS ACTIVITIES
     The following summarizes selected information with respect to producing activities. Exploration costs include capitalized as well as expensed outlays (in thousands):

	June 30,	December 31,
	2005	2004
Oil and gas properties:
Properties subject to depletion	$2,346,275	$2,082,236
Unproved properties	20,859	14,790

Total	2,367,134	2,097,026
Accumulated depletion	(749,344)	(694,667)

Net	$1,617,790	$1,402,359

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2005	2004
Costs incurred:
Acquisitions:
Acreage purchases	$8,585	$9,690
Unproved leasehold acquired	—	4,043
Proved oil and gas properties	127,376	522,126
Purchase price adjustment (a)	22,779	79,352
Asset retirement obligations	119	17,524

Subtotal	158,859	632,735

Development	103,334	144,007

Exploration (b)	19,974	31,830

Gas gathering facilities
Acquisitions	—	15,539
Development	2,887	4,778

Subtotal	285,054	828,889

Asset retirement obligations	289	3,994

Total	$285,343	$832,883

(a)	Represents non-cash gross up to account for difference in book and tax basis.

(b)	Includes $12,395 and $21,219 of exploration costs expensed in the six months ended June 30, 2005 and the twelve months ended December 31, 2004, respectively.

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
     We monitor our long-lived assets recorded in property, plant and equipment in our consolidated balance sheet to ensure that they are fairly presented. We must evaluate each property for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations, or tax laws. All of these factors must be considered when testing a property’s carrying value for impairment. We cannot predict whether impairment charges may be required in the future.

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
     The commodity derivatives we use include commodity collars and swaps. While there is a risk that the financial benefit of rising prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets. We also have some interest rate swap agreements to protect against the volatility of variable interest rates under our bank credit facility.
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
Deferred Taxes
     We are subject to income and other taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because income tax returns are generally filed months after the close of a calendar year, tax returns are subject to audit which can often take years to complete and settle and future events often impact the timing of when income tax expenses and benefits are recognized. We have deferred tax assets relating to tax operating loss carry forwards and other deductible differences. We routinely evaluate our deferred tax assets to determine the likelihood of their realization. A valuation allowance is recognized for deferred tax assets when we believe that certain of these assets are not likely to be realized.
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
Other
     We recognize a write down of marketable securities when the decline in market value is considered to be other than temporary. Third party reimbursements for administrative overhead costs incurred due to our role as an operator of oil and gas properties are applied to reduce general and administrative expense. Salaries and other employment costs of those employees working on our exploration efforts are expensed as exploration expense. We do not capitalize general and administrative expense or interest expense.
Liquidity and Capital Resources
     During the six months ended June 30, 2005, our cash provided from operations was $143.4 million and we spent $285.3 million on development, exploration and acquisitions. During this period, financing activities provided net cash of $91.8 million. Our financing activity included the sale in March 2005 of $150.0 million of 6-3/8% Notes, which enabled us to better match the maturities of our debt with the life of our properties and decrease our interest rate volatility. In addition, in June 2005, we issued 4.6 million common shares in a public offering for net proceeds of $109.4 million. At June 30, 2005, we had $4.9 million in cash, total assets of $1.8 billion and a debt-to-capitalization ratio of 47.3%. Long-term debt at June 30, 2005 totaled $612.5 million including $265.7 million of bank credit facility debt, $196.8 million of 7-3/8% Notes and $150.0 million of 6-3/8% Notes. Available borrowing capacity at June 30, 2005 was $334.3 million under the bank credit facility.
     Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves which is typical in the capital intensive extractive industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We believe that net cash generated from operating activities and unused committed borrowing capacity under the bank credit facility combined with the oil and gas price hedges currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. However, long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas industry. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, borrowings or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at June 30, 2005. Under the bank credit facility, common and preferred dividends are permitted, subject to the terms of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances occurring since December 31, 2001. Approximately $338.7 million was available under the bank credit facility’s restricted payment basket on June 30, 2005. The terms of the 6-3/8% Notes and the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings since the issuance of the notes and 100% of net cash proceeds from common stock issuances. Approximately $395.8 million was available under both the 6-3/8% Notes and the 7-3/8% Notes restricted payment basket on June 30, 2005.
Cash Flow
     Our principal sources of cash are operating cash flow and bank borrowings and at times, the sale of assets and the issuance of debt and equity securities. Our operating cash flow is highly dependent on oil and gas prices. As of June 30, 2005, we have entered into hedging swap agreements covering 14.9 Bcf of gas, 0.4 million barrels of oil and 0.1 million barrels of NGLs. We also have collars covering 55.1 Bcf of gas and 4.3 million barrels of oil. Net cash provided by operations for the six months ended June 30, 2005 and 2004 was $143.4 million and $81.4 million, respectively. Cash flow from operations was higher than the prior year due to higher prices and volumes, partially offset by higher direct operating and interest expenses. Net cash used in investing for the six months ended June 30, 2005 and 2004 was $248.6 million and $312.0 million, respectively. The 2005 period includes $109.3 million of additions to oil and gas properties and $137.0 million of acquisitions. The 2004 period included $62.2 million of additions to oil and gas properties and $253.6 million of acquisitions. Net cash provided by financing for the six months ended June 30, 2005 and 2004 was $91.8 million and $237.6 million, respectively. This decrease was primarily the result of the 2004 issuance of an additional $100.0 million of our 7-3/8% Notes and higher proceeds received in 2004 from equity offerings. In 2004, we sold 12.2 million shares resulting in net proceeds of $142.9 million. In 2005, we sold 4.6 million shares resulting in net proceeds of $109.4 million. During the first six months of 2005, total debt decreased $8.1 million.
Dividends
     On June 1, 2005, the Board of Directors declared a dividend of two cents per share ($1.6 million) on our common stock, payable on June 30, 2005 to stockholders of record at the close of business on June 10, 2005.
Capital Requirements
     The 2005 capital budget is currently set at $261.0 million (excluding acquisitions) and based on current projections, the capital budget is expected to be funded with internal cash flow. During the six months ended June 30, 2005, $123.3 million of development and exploration spending was funded with internal cash flow.
Banking
     We maintain a $600.0 million revolving bank credit facility. The facility is secured by substantially all our assets. Availability under the facility is subject to a borrowing base set by the banks semi-annually and in certain other circumstances more frequently. Redeterminations, other than increases, require the approval of 75% of the lenders while increases require unanimous approval. At July 25, 2005, the bank credit facility had a $600.0 million borrowing base of which $311.6 million was available.

Hedging — Oil and Gas Prices
     We enter into hedging agreements to reduce the impact of oil and gas price volatility on our operations. At June 30, 2005, swaps were in place covering 14.9 Bcf of gas at prices averaging $5.26 per Mmbtu, 0.4 million barrels of oil at prices averaging $30.18 per barrel and 0.1 million barrels of NGLs at prices averaging $19.20 per barrel. We also have collars covering 55.1 Bcf of gas at prices of $5.14 to $9.54 per mcf and 4.3 million barrels of oil at prices of $29.84 to $58.44 per barrel. Their fair value at June 30, 2005 (the estimated amount that would be realized on termination based on contract price and a reference price, generally NYMEX) was a net unrealized pre-tax loss of $133.4 million. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings quarterly in other revenue. Net decreases to oil and gas revenues from realized hedging were $43.3 million and $40.1 million for the six months ended June 30, 2005 and 2004, respectively.
     At June 30, 2005, the following commodity derivative contracts were outstanding:

		Volume	Average Hedge
Contract Type	Period	Hedged	Price
Natural gas
Swaps	July-December 2005	44,793 MMBtu/day	$4.17
Swaps	2006	10,788 MMBtu/day	$6.43
Swaps	2007	7,500 MMBtu/day	$6.86
Collars	July-December 2005	69,397 MMBtu/day	$5.14-$7.09
Collars	2006	78,363 MMBtu/day	$5.63-$8.79
Collars	2007	37,500 MMBtu/day	$5.90-$9.54

Crude oil
Swaps	July-December 2005	1,143 Bbl/day	$26.83
Swaps	2006	400 Bbl/day	$35.00
Collars	July-December 2005	4,414 Bbl/day	$29.84-$37.05
Collars	2006	6,464 Bbl/day	$38.69-$47.87
Collars	2007	3,200 Bbl/day	$48.71-$58.44
Natural gas liquids
Swaps	July-December 2005	652 Bbl/day	$19.20
Interest Rates
     At June 30, 2005, we had $612.5 million of debt outstanding. Of this amount, $346.8 million bore interest at fixed rates averaging 6.9%. Bank debt totaling $265.7 million bears interest at floating rates, which average 4.3% at June 30, 2005. At times, we enter into interest rate swap agreements to limit the impact of interest rate fluctuations on our floating rate debt. At June 30, 2005, we had interest rate swap agreements totaling $35.0 million. These swaps consist of two agreements at 1.8% which expire in June 2006. The fair value of the swaps, based on then current quotes for equivalent agreements at June 30, 2005 was a net gain of $641,000. The 30 day LIBOR rate on June 30, 2005 was 3.3%.
Inflation and Changes in Prices
     Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. During the second quarter of 2005, we received an average of $48.79 per barrel of oil and $6.42 per mcf of gas before hedging compared to $35.87 per barrel of oil and $5.56 per mcf of gas in the same period of the prior year. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on us. During 2004, we experienced an overall increase in drilling and operational costs when compared to the prior year. Increases in commodity prices can cause inflationary pressures specific to the industry to also increase certain costs. We expect an increase in these costs during the next twelve months.

Results of Operations
     Volumes and sales data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Production:
Crude oil (bbls)	723,441	586,074	1,434,524	1,132,859
NGLs (bbls)	247,354	238,336	496,297	469,411
Natural gas (mcfs)	15,363,873	11,585,072	30,198,139	23,061,527
Total (mcfe)	21,188,643	16,531,529	41,783,065	32,675,147

Average daily production:
Crude oil (bbls)	7,950	6,440	7,926	6,224
NGLs (bbls)	2,718	2,619	2,742	2,579
Natural gas (mcfs)	168,834	127,308	166,840	126,712
Total (mcfe)	232,842	181,665	230,846	179,534

Average sales prices (excluding hedging):
Crude oil (per bbl)	$48.79	$35.87	$47.94	$34.08
NGLs (per bbl)	$28.67	$22.18	$27.13	$21.75
Natural gas (per mcf)	$6.42	$5.57	$6.20	$5.39
Total (per mcfe)	$6.65	$5.49	$6.45	$5.30

Average sales price (including hedging):
Crude oil (per bbl)	$35.94	$27.11	$36.08	$25.79
NGLs (per bbl)	$25.33	$19.71	$23.88	$19.36
Natural gas (per mcf)	$5.63	$4.05	$5.38	$4.10
Total (per mcfe)	$5.60	$4.09	$5.41	$4.07
     The following table identifies certain items included in our results of operations and is presented to assist in comparing the second quarter and six months of 2005 to the same periods of the prior year. The table should be read in conjunction with the following discussion of results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Increase (decrease) in revenues:
Ineffective portion of commodity hedges gain (loss)	$123	$971	$248	$(583)
Gains (losses) from sale of assets	25	11	16	10
Net adjustment to IPF valuation allowance	(225)	(305)	(450)	(834)
Realized hedging losses	(22,330)	(23,245)	(43,266)	(40,141)

	$(22,407)	$(22,568)	$(43,452)	$(41,548)

Increase (decrease) to expenses:
Mark-to-market deferred compensation adjustment	$5,276	$4,303	$9,343	$8,688
Ineffective interest rate swaps	137	(320)	(46)	(1,119)

	$5,413	$3,983	$9,297	$7,569

Comparison of 2005 to 2004
Overview
     Revenues increased 74% and 72% for the second quarter and the first half of 2005 over the same periods of 2004. This increase is due to higher production and realized prices. For the second quarter of 2005 and the first six months of 2005, production increased 28% and 29%. This production growth is due to acquisitions made in June and December 2004 and to the continued success of our drilling program. Realized oil and gas prices were higher by 37% in the first quarter of 2005 and by 33% in the first six months of 2005 compared to the same periods of 2004.
     Range, and the oil and gas industry as a whole, continues to experience increased costs in the exploration, development, and production of oil and gas due to heightened competition for goods and services driven by favorable industry fundamentals. Due primarily to higher service costs, the growth in our production volume and higher than normal workover expenses, our direct operating expense increased significantly from the second quarter of 2004 to 2005. On a unit cost basis, our direct operating cost increased $0.19 per mcfe (30%) from the second quarter of 2004 to the second quarter of 2005 and $0.10 per mcfe (16%) from the first quarter of 2005. Cost increases are apparent in all expense categories and it is anticipated that Range, and the oil and gas industry as a whole, will continue to experience upward cost pressure in 2005.
Comparison of Quarter Ended June 30, 2005 and 2004
     Net income increased $13.5 million, with higher realized oil and gas prices and higher production volumes as the primary factors contributing to this increase. A 74% increase in revenues was partially offset by higher operating costs, higher exploration expenses, DD&A and interest expense.
     Average realized price received for oil and gas during the second quarter of 2005 was $5.60 per mcfe, up 37% or $1.51 per mcfe from the same quarter of the prior year. Oil and gas revenues for the second quarter of 2005 reached $118.7 million and were 76% higher than 2004 due to higher oil and gas prices and a 28% increase in production. The average price received in the second quarter for oil increased 33% to $35.94 per barrel and increased 39% to $5.63 per mcf for gas from the same period of 2004. The effect of our hedging program decreased realized prices $1.05 per mcfe in the second quarter of 2005 versus a decrease of $1.40 per mcfe in the same period of 2004.
     Production volumes increased 28% from the second quarter of 2004 primarily due to continued drilling success and acquisitions consummated in 2004 including our purchase of the 50% of Great Lakes that we did not own and the Pine Mountain acquisition. Our production for the second quarter was 232.8 Mmcfe per day of which 47% was attributable to our Southwestern division, 40% to our Appalachian division and 13% to our Gulf Coast division.
     Transportation and gathering revenue of $631,000 increased $287,000 over 2004. This increase is due to additional revenue related to the Great Lakes acquisition partially offset by lower oil marketing revenues.
     Other revenue decreased in 2005 to $330,000 from $799,000 in 2004. The 2005 period includes $123,000 of ineffective hedging gains and additional revenue from the Great Lakes acquisition offset by $227,000 of net IPF expenses. Other revenue for 2004 includes ineffective hedging gains of $971,000 and a gain on plugging and abandonment costs ($325,000) offset by net IPF expenses of $549,000.
     Direct operating expense increased $7.0 million in the second quarter of 2005 to $17.4 million due to acquisitions, higher oilfield service costs and higher than normal workover costs. Our operating expenses are increasing as we add new wells and maintain production from our existing properties. We incurred $2.7 million ($0.13 per mcfe) of workover costs in 2005 versus $284,000 ($0.02 per mcfe) in 2004. The increase in workover costs was primarily attributable to several large workovers on properties located in the Gulf of Mexico. On a per mcfe basis, direct operating expenses increased $0.19 per mcfe from the same period of 2004 with higher field level costs and higher workover costs.
     Production and ad valorem taxes are paid based on market prices, not hedged prices. These taxes increased $2.2 million or 47% from the same period of the prior year due to higher volumes and increasing prices. On a per mcfe basis, production and ad valorem taxes increased to $0.33 per mcfe in 2005 from $0.29 per mcfe in the same period of 2004.
     Exploration expense increased 117% to $9.1 million due principally to higher seismic expenditures ($5.1 million) and higher personnel costs. Exploration expense includes exploration personnel costs of $1.4 million in 2005 versus $1.0 million in 2004.
     General and administrative expense for the second quarter of 2005 increased 23% or $2.2 million from 2004 due to higher costs and expenses related to the Great Lakes and Pine Mountain acquisitions ($940,000) and an increase in the mark-to-market expense on our deferred compensation plans ($972,000). On a per mcfe basis, excluding the mark-to-market on the deferred compensation plan, general and administration expense decreased from $0.31 per mcfe in 2004 to $0.29 per mcfe in 2005.
     Interest expense for the second quarter of 2005 increased $5.1 million to $9.5 million due to rising interest rates and higher average debt balances. In connection with the Great Lakes acquisition in mid-2004, we issued an additional $100.0 million of our 7-3/8% Notes which added an additional $1.7 million to interest expense. In addition, in March 2005 we issued $150.0 million of 6-3/8% Notes which added $2.4 million of interest costs. The proceeds from the issuance of the 6-3/8% Notes were used to retire bank debt. Average debt outstanding on the bank credit facility was $273.2 million and $254.4 million for the second quarter of 2005 and 2004, respectively and the average interest rates were 3.9% and 3.5%, respectively.
     Depletion, depreciation and amortization, or DD&A, increased $8.0 million or 36% to $30.4 million in the second quarter of 2005 due to higher production, higher depletion rates and higher depreciation. On a per mcfe basis, DD&A increased from $1.36 per mcfe in the second quarter of 2004 to $1.44 per mcfe in the second quarter of 2005.
     Tax expense for 2005 increased $8.1 million to $12.9 million reflecting the 165% increase in income before taxes. The second quarter 2005 and 2004 provide for a tax expense at an effective rate of 37%.
     The following table presents information about our operating expenses per mcfe for the three months of 2005 and 2004:

	Three Months Ended
	June 30,
	2005	2004	Change
Direct operating expense	$0.82	$0.63	$0.19
Production and ad valorem tax expense	0.33	0.29	0.04
General and administration expense (excluding non-cash mark-to-market on deferred compensation plan)	0.29	0.31	(0.02)
Interest expense	0.45	0.27	0.18
Depletion, depreciation and amortization expense	1.44	1.36	0.08
Comparison of Six Months Ended June 30, 2005 and 2004
     Net income increased $28.9 million, with higher realized oil and gas prices and higher production volumes as the primary factors contributing to the increase. A 72% increase in revenues was partially offset by operating costs, higher exploration expenses, DD&A and interest expense.
     Average realized price received for oil and gas during the first six months of 2005 was $5.41 per mcfe, up 33% or $1.34 per mcfe from the same period of the prior year. Oil and gas revenues for the first six months of 2005 reached $226.1 million and were 70% higher than 2004 due to higher oil and gas prices and a 29% increase in production. The average price received in the first six months of 2005 for oil increased 40% to $36.08 per barrel and rose 31% to $5.38 per mcf for gas from the same period of 2004. The effect of hedging decreased realized prices $1.04 per mcfe in the first six months of 2005 versus a decrease of $1.23 per mcfe in 2004.
     Production volumes increased 29% primarily due continued drilling success and to additions from acquisitions consummated in the second half 2004. Our production for the first six months was 230.8 Mmcfe per day with 47% was attributable to our Southwestern division, 39% to our Appalachian division and 14% to our Gulf Coast division.
     Transportation and gathering revenue of $1.2 million increased $348,000 from 2004. The increase is due to additional revenue related to the Great Lakes acquisition partially offset by lower oil marketing revenues.
     Other revenue increased in 2005 to a positive $347,000 from a loss of $1.5 million in 2004. The 2005 period includes $248,000 of ineffective hedging gains, an $110,000 favorable legal settlement and additional revenue from the Great Lakes acquisition offset by $501,000 of net IPF expenses. Other revenue for the first six months of 2004 includes an ineffective hedging loss of $583,000 and net IPF expenses of $1.2 million.
     Direct operating expense increased $11.8 period of million in the first six months of 2005 to $32.2 million due to increased costs from acquisitions, higher oilfield service costs and higher workovers. Our operating expenses are increasing as we add new wells and maintain production from our existing properties. We incurred $3.7 million ($0.09 per mcfe) of workover related expenses in 2005 versus $904,000 ($0.03 per mcfe) in the same period of 2004. On a per mcfe basis, direct operating expenses increased $0.15 per mcfe from the same period of 2004 with higher field level costs and higher workover costs.
     Production and ad valorem taxes are paid based on market prices and not hedged prices. These taxes increased $3.7 million or 41% from the same period of the prior year due to higher volumes and increasing prices. On a per mcfe basis, production and ad valorem taxes increased to $0.31 per mcfe in 2005 from $0.28 per mcfe in the same period of 2004.
     Exploration expense increased 60% to $12.4 million with a lower dry hole costs ($1.6 million) more than offset by higher seismic costs ($4.9 million) and higher personnel costs ($841,000). Exploration expense includes exploration personnel costs of $2.8 million in the first six months of 2005 versus $2.0 million in the same period of 2004.
     General and administrative expense for the first six months of 2005 increased 22% to $22.2 million due to higher mark-to-market expense on our deferred compensation plans ($654,000), higher personnel costs related to the Great Lakes and Pine Mountain acquisitions ($2.0 million) and higher personnel costs not related to acquisitions ($970,000). On a per mcfe basis, excluding the mark-to-market expense on the deferred compensation plan, general and administration expense increased from $0.29 per mcfe in the first six months of 2004 to $0.31 per mcfe in the first six months of 2005.
     Interest expense for the first six months of 2005 increased $9.6 million to $18.1 million with rising interest rates and higher average debt balances. In connection with the Great Lakes acquisition in mid-2004, we issued an additional $100.0 million of our 7-3/8% Notes which added $3.6 million to interest expense. Also, in March 2005 we issued $150.0 million of 6-3/8% Notes which added $3.0 million of interest costs. The proceeds from the issuance of the 6-3/8% Notes were used to retire bank debt. Average debt outstanding on the bank credit facility was $335.8 million and $255.1 million for the first six months of 2005 and 2004, respectively and the average interest rates were 4.0% and 3.6%, respectively.
     Depletion, depreciation and amortization, or DD&A, increased $15.5 million or 35% to $60.2 million with a 28% increase in production, a 7% increase in depletion rates and higher depreciation ($1.4 million). On a per mcfe basis, DD&A increased from $1.37 per mcfe in the first six months of 2004 to $1.44 per mcfe in the same period of 2005.
     Tax expense for 2005 increased $17.3 million to $26.1 million reflecting the 196% increase in income before taxes. Both six month periods provide for a tax expense at an effective rate of 37%.
     The following table presents information about our operating expenses per mcfe for the six months of 2005 and 2004:

	Six Months Ended
	June 30,
	2005	2004	Change
Direct operating expense	$0.77	$0.62	$0.15
Production and ad valorem tax expense	0.31	0.28	0.03
General and administration expense (excluding non-cash mark-to-market on deferred compensation plan)	0.31	0.29	0.02
Interest expense	0.43	0.26	0.17
Depletion, depreciation and amortization expense	1.44	1.37	0.07

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
     Commodity Price Risk. Our major market risk exposure is to oil and gas prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices in North American gas production. Oil and gas prices have been extremely volatile and unpredictable for many years.
     We periodically enter into hedging arrangements with respect to our oil and gas production. Hedging is intended to reduce the impact of oil and gas price fluctuations. A portion of our hedges are swaps where we receive a fixed price for our production and pay market prices to the counterparty. In 2003, our hedging program was modified to include collars which assume a minimum floor price and a predetermined ceiling price. In times of increasing price volatility, we may experience losses from our hedging arrangements and increased basis differentials at the delivery points where we market our production. Widening basis differentials occur when the physical delivery market prices do not increase proportionately to the increased prices in the financial trading markets. Realized gains or losses are recognized in oil and gas revenue when the associated production occurs. Gains or losses on open contracts are recorded either in current period income or OCI. Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying commodity transaction. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying commodity transaction. Ineffective gains and losses are recognized in earnings in other revenues. Of the $133.4 million unrealized pre-tax loss included in OCI at June 30, 2005, $92.8 million of losses would be reclassified to earnings over the next twelve month period if prices remained constant. The actual amounts that will be reclassified will vary as a result of changes in prices. We do not enter into derivative instruments for trading purposes.
     As of June 30, 2005, we had oil and gas swap hedges in place covering 14.9 Bcf of gas, 0.4 million barrels of oil and 0.1 million barrels of NGLs at prices averaging $5.26 per Mmbtu, $30.18 per barrel and $19.20 per barrel, respectively. We also had collars covering 55.1 Bcf of gas at prices of $5.14 to $9.54 per mcf and 4.3 million barrels of oil at prices of $29.84 to $58.44 per barrel. Their fair value, represented by the estimated amount that would be realized on termination, based on contract versus NYMEX prices, approximated a net unrealized pre-tax loss of $133.4 million at that date. These contracts expire monthly through December 2006. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and the reference price, generally closing prices on the NYMEX. Net realized losses relating to these derivatives for the three months ended June 30, 2005 and 2004 were $22.3 million and $23.2 million, respectively.
     In the first six months of 2005, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $27.0 million. If oil and gas future prices at June 30, 2005 declined 10%, the unrealized hedging loss at that date would have decreased by $56.2 million.
     Interest rate risk. At June 30, 2005, we had $612.5 million of debt outstanding. Of this amount, $346.8 million bore interest at fixed rates averaging 6.9%. Senior debt totaling $265.7 million bore interest at floating rates averaging 4.3%. At June 30, 2005, we had interest rate swap agreements totaling $35.0 million (see Note 7), which had a fair value gain of $641,000 at that date. A 1% increase or decrease in short-term interest rates would affect interest expense by approximately $2.3 million.

Item 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a 15(e) of the Securities Exchange Act of 1934 or the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in this report. Other than the complete integration of Pine Mountain’s financial reporting processes into Range’s processes, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As of December 31, 2004, we excluded from our assessment of effectiveness of internal control over financial reporting a material business acquired in December 2004, Pine Mountain. As of June 30, 2005, we have absorbed and integrated all critical accounting functions and conformed the Pine Mountain controls and procedures into those of Range which were included in our assessment at December 31, 2004.
PART II. OTHER INFORMATION
Item 2. Unregistered sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases during the quarter ended June 30, 2005 of equity securities that are registered pursuant to Section 12 of the Exchange Act.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number of
	Total Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publically Announced	Purchased Under the
	Purchased (1)	Per Share	Plans or Programs	Plans or Programs
04/01/05 - 04/30/05	800	$22.05	N/A	N/A
05/01/05 - 05/31/05	132,900	$21.00	N/A	N/A
06/01/05 - 06/30/05	—	—	N/A	N/A

Total	133,700	$21.00

(1) All shares were repurchased in open market transactions.

Item 4. Submission of Matters to a Vote of Security Holders
     On May 18, 2005, we held our annual meeting of stockholders to elect a Board of nine directors, each for a one-year term, vote on proposals to adopt an amendment to the restated certificate of incorporation to provide for mandatory indemnification of directors, officers and employees and to increase the number of authorized shares of common stock from 100 million to 250 million, approve the 2005 Equity-Based Compensation Plan, increase the number of shares of common stock that may be issued under the 2005 Equity-Based Compensation Plan from 9,250,000 to 10,000,000 and appoint Ernst & Young LLP as our independent auditors for 2005. At the meeting, Robert E. Aikman, Charles L. Blackburn, Anthony V. Dub, V. Richard Eales, Allen Finkelson, Jonathan S. Linker and John H. Pinkerton were re-elected as Directors. Kevin S. McCarthy and Jeffrey L. Ventura were elected as Directors for the first time. Charles L. Blackburn remains the non-executive Chairman of the Board.
     The following is a summary of the votes cast at the annual meeting:

Results of Voting		Votes For	Withheld
1.	Election of Directors
	Robert E. Aikman	76,211,104	2,608,088
	Charles L. Blackburn	77,825,280	993,912
	Anthony V. Dub	78,038,311	780,881
	V. Richard Eales	78,036,920	782,272
	Allen Finkelson	76,212,787	2,606,405
	Jonathan S. Linker	78,039,026	780,166
	Kevin S. McCarthy	78,027,841	791,351
	John H. Pinkerton	76,580,978	2,238,214
	Jeffrey L. Ventura	76,573,461	2,245,731

		Votes For	Against	Abstentions
2.	Increase Authorized Shares	66,658,493	12,066,035	94,664
3.	Amend Restated Certificate of Incorporation	77,715,879	1,013,774	89,539
4.	2005 Equity Based Compensation Plan	42,201,605	28,697,611	86,613
5.	2005 Plan Amendments	37,405,597	33,515,110	65,122
6.	Appointment of Ernst & Young LLP	78,668,198	113,194	37,800

Item 6. Exhibits
(a) EXHIBITS

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated June 1, 2004 between Range and FirstEnergy Corporation (incorporated by reference to Exhibit 2.1 our Form 8-K/A (File No. 001-12209) as filed with the SEC on July 15, 2004)

2.2	Stock Purchase Agreement dated November 22, 2004 between Range and First Reserve Fund IX, L.P., Donald E. Vandenberg, Richard M. Brillhart, Jeremy H. Grantham, Charles Ian Larendon (incorporated by reference to Exhibit 2.1 to our Form 8-K/A (File No. 001-12209) as filed with the SEC on January 27, 2005)

3.1*	Restated Certificate of Incorporation of Range Resources Corporation

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.2 to our Form 10-K (File No. 001-12209) as filed with the SEC on March 3, 2004)

4.1	Form of 7.375% Senior Subordinated Notes due 2013 (contained as Exhibit 4.2 hereto)

4.2	Indenture dated July 21, 2003 by and among Range, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to our Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.3	Form of 6.375% Senior Subordinated Notes due 2015 (contained as Exhibit 4.4 hereto)

4.4	Indenture dated March 9, 2005 by and among Range, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and JPMorgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 our Form 8-K (File No. 001-12209) as filed with the SEC on January 15, 2005)

4.5	Registration Rights Agreement dated March 9, 2005 by and among Range, and the Initial Purchasers of the 6-3/8% Senior Subordinated Notes due 2015 (as defined therein) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 15, 2005)

10.1	Form of Agreement for Stock Option Awards (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.2	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.4 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.4	Schedule identifying additional documents substantially identical to the Indemnification Agreement included as Exhibit 10.4 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit 10.6 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.5	Range Resources Corporation 2005 Equity-Based Compensation (incorporated by reference to Exhibit 10.7 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.6	First Amendment to the Range Resources Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.8 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

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

Roger S. Manny
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
July 27, 2005

     Exhibit index

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated June 1, 2004 between Range and FirstEnergy Corporation (incorporated by reference to Exhibit 2.1 our Form 8-K/A (File No. 001-12209) as filed with the SEC on July 15, 2004)

2.2	Stock Purchase Agreement dated November 22, 2004 between Range and First Reserve Fund IX, L.P., Donald E. Vandenberg, Richard M. Brillhart, Jeremy H. Grantham, Charles Ian Larendon (incorporated by reference to Exhibit 2.1 to our Form 8-K/A (File No. 001-12209) as filed with the SEC on January 27, 2005)

3.1*	Restated Certificate of Incorporation of Range Resources Corporation

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.2 to our Form 10-K (File No. 001-12209) as filed with the SEC on March 3, 2004)

4.1	Form of 7.375% Senior Subordinated Notes due 2013 (contained as Exhibit 4.2 hereto)

4.2	Indenture dated July 21, 2003 by and among Range, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and Bank One, National Association, as trustee (incorporated by reference to Exhibit 4.4.2 to our Form 10-Q (File No. 001-12209) as filed with the SEC on August 6, 2003)

4.3	Form of 6.375% Senior Subordinated Notes due 2015 (contained as Exhibit 4.4 hereto)

4.4	Indenture dated March 9, 2005 by and among Range, as issuer, the Subsidiary Guarantors (as defined herein), as guarantors, and JPMorgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 our Form 8-K (File No. 001-12209) as filed with the SEC on January 15, 2005)

4.5	Registration Rights Agreement dated March 9, 2005 by and among Range, and the Initial Purchasers of the 6-3/8% Senior Subordinated Notes due 2015 (as defined therein) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 15, 2005)

10.1	Form of Agreement for Stock Option Awards (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.2	Non-Employee Director Compensation Summary (incorporated by reference to Exhibit 10.4 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.4	Schedule identifying additional documents substantially identical to the Indemnification Agreement included as Exhibit 10.4 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit 10.6 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.5	Range Resources Corporation 2005 Equity-Based Compensation (incorporated by reference to Exhibit 10.7 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.6	First Amendment to the Range Resources Corporation 2005 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.8 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith