Form 10-Q
period 2006-03-31
RANGE RESOURCES CORP
filed 2006-04-27
CIK 315852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer “in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
131,268,033 Common Shares were outstanding on April 24, 2006.

RANGE RESOURCES CORPORATION
FORM 10-Q
Quarter Ended March 31, 2006
     Unless the context otherwise indicates, all references in this report to “Range” “we” “us” or “our” are to Range Resources Corporation and its subsidiaries.

PART I – Financial Information
ITEM 1. – Financial Statements
RANGE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and equivalents	$1,349	$4,750
Accounts receivable, less allowance for doubtful accounts of $470 and $624	92,508	128,532
Unrealized derivative gain	200	425
Deferred tax asset	36,969	61,677
Inventory and other	14,255	12,593

Total current assets	145,281	207,977

Oil and gas properties, successful efforts method	2,643,636	2,548,090
Accumulated depletion and depreciation	(839,198)	(806,908)

	1,804,438	1,741,182

Transportation and field assets	68,559	65,210
Accumulated depreciation and amortization	(27,695)	(25,966)

	40,864	39,244

Other assets	44,370	30,582

Total assets	$2,034,953	$2,018,985

Liabilities
Current liabilities
Accounts payable	$97,829	$119,907
Asset retirement obligation	3,168	3,166
Accrued liabilities	19,294	28,372
Accrued interest	4,086	10,214
Unrealized derivative loss	84,007	160,101

Total current liabilities	208,384	321,760

Bank debt	246,100	269,200
Subordinated notes	347,025	346,948

Deferred tax, net	213,071	174,817
Unrealized derivative loss	50,927	70,948
Deferred compensation liability	88,245	73,492
Asset retirement obligations	66,558	64,897
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 250,000,000 shares authorized, 131,206,835 issued at March 31, 2006 and 129,913,046 issued at December 31, 2005	1,312	1,299
Common stock held in treasury – 5,826 at December 31, 2005	—	(81)
Capital in excess of par value	859,532	845,519
Retained earnings	66,573	13,800
Common stock held by employee benefit trust, 1,956,112 and 1,971,605 shares, respectively, at cost	(19,283)	(11,852)
Deferred compensation	—	(4,635)
Accumulated other comprehensive income (loss)	(93,491)	(147,127)

Total stockholders’ equity	814,643	696,923

Total liabilities and stockholders’ equity	$2,034,953	$2,018,985

See accompanying notes

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Oil and gas sales	$176,338	$107,415
Transportation and gathering	142	528
Mark-to-market on oil and gas derivatives	11,281	—
Other	1,432	17

Total revenue	189,193	107,960

Costs and expenses
Direct operating	19,377	14,808
Production and ad valorem taxes	9,727	5,755
Exploration	9,518	3,271
General and administrative	9,399	6,603
Non-cash stock compensation	7,319	4,067
Interest expense	10,551	8,584
Depletion, depreciation and amortization	34,567	29,762

Total costs and expenses	100,458	72,850

Income before income taxes and accounting change	88,735	35,110

Income tax
Current	578	—
Deferred	32,482	13,107

	33,060	13,107

Income before cumulative effect of changes in accounting principle	55,675	22,003

Cumulative effect of changes in accounting principle, net of taxes	(279)	—

Net income	$55,396	$22,003

Earnings per common share:
Net income available to common stockholders	$0.43	$0.18
Cumulative effect of changes in accounting principle	—	—

Net income per common share	$0.43	$0.18

Earnings per common share – assuming dilution	$0.41	$0.18
Cumulative effect of changes in accounting principle	—	—

Net income per common share – assuming dilution	$0.41	$0.18

Dividends per common share	$0.02	$0.013

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Increase (decrease) in cash and equivalents
Operating activities:
Net income	$55,396	$22,003
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	32,482	13,107
Cumulative effect of changes in accounting principle, net	279	—
Depletion, depreciation and amortization	34,567	29,762
Unrealized derivative gains	(1,252)	(308)
Mark-to-market on oil and gas derivatives	(11,281)	—
Allowance for bad debts	—	225
Exploration dry hole costs	2,718	483
Amortization of deferred issuance costs and discount	406	437
Deferred compensation adjustments	8,056	4,469
Loss on sale of assets and other	418	8
Changes in working capital:
Accounts receivable	34,369	17,728
Inventory and other	(1,630)	(517)
Accounts payable	(15,270)	(13,668)
Accrued liabilities and other	(13,749)	(10,208)

Net cash provided from operating activities	125,509	63,521

Investing activities:
Additions to oil and gas properties	(94,255)	(43,275)
Additions to field service assets	(3,362)	(1,667)
Acquisitions	(9,980)	(2,611)
Proceeds from disposal of assets and other	149	574

Net cash used in investing activities	(107,448)	(46,979)

Financing activities:
Borrowings on credit facility	87,600	86,500
Repayments on credit facility	(110,700)	(247,500)
Other debt repayments	—	(3)
Debt issuance costs	(450)	(3,100)
Dividends paid – common stock	(2,623)	(1,630)
– preferred stock	—	(2,213)
Issuance of subordinated notes	—	150,000
Issuance of common stock	4,711	2,001

Net cash used in financing activities	(21,462)	(15,945)

Net increase (decrease) in cash and equivalents	(3,401)	597
Cash and equivalents at beginning of period	4,750	18,382

Cash and equivalents at end of period	$1,349	$18,979

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$55,396	$22,003
Net deferred hedge gains (losses), net of tax:
Contract settlements reclassified to income	11,281	13,190
Change in unrealized deferred hedging gains (losses)	41,234	(60,117)
Change in unrealized gains (losses) on securities held by deferred compensation plan, net of taxes	1,121	(264)

Comprehensive income (loss)	$109,032	$(25,188)

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
(2) BASIS OF PRESENTATION
     These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2005 Annual Report on Form 10-K. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission, or the SEC, and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. All common stock shares, treasury stock shares and per-share amounts have been adjusted to reflect the three-for-two stock split effected on December 2, 2005. Certain reclassifications have been made to the presentation of prior periods to conform to current year presentation.
(3) STOCK-BASED COMPENSATION
     Prior to January 1, 2006, we accounted for stock options granted under our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” For our stock options, no stock-based compensation expense was recognized in our statements of operations prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost ($2.6 million) for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123 and (b) compensation cost ($272,000) for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with Statement No. 123(R). Pursuant to Statement No. 123(R), results for prior periods have not been restated.
     We also began granting stock appreciation rights, or SARs, in July 2005 as part of our stock-based compensation plans to limit the dilutive impact of our equity plans. Prior to January 1, 2006, we accounted for these SARs grants under the recognition and measurement provisions of APB Opinion No. 25, which requires expense to be recognized equal to the amount by which the quoted market value exceeds the original grant price on a mark-to-market basis. Therefore, we recognized $5.8 million of compensation cost in the last six months of 2005 related to SARs. On January 1, 2006, as required under the provisions of Statement No. 123(R), those SARs granted prior to, but not yet vested as of December 31, 2005, were expensed based on grant date fair value estimated in accordance with the original provisions of Statement No. 123 and all SARs granted subsequent to December 31, 2005 will be expensed based on grant-date fair value estimated in accordance with Statement No. 123(R). The cumulative effect of change in accounting principle is related to expense recognized on SARs for the second half of 2005.
     As a result of adopting Statement No. 123(R) on January 1, 2006, our income before income taxes and net income for the first quarter are $1.6 million and $1.3 million lower, respectively, than if we had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the first quarter would have been $0.45 and $0.43, respectively, if we had not adopted Statement No. 123(R), compared to reported basic and diluted earnings per share of $0.44 and $0.42, respectively. Also, as a result of adopting Statement No. 123(R), our December 31, 2005 unearned deferred compensation and additional paid-in capital related to our restricted stock issuances was eliminated.
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement No. 123(R) to options and SARs granted under our stock-based compensation plans in all periods presented. For the purposes of this pro forma disclosure, the value is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the option’s vesting periods.

Three Months Ended
March 31,
2005
Net income, as reported	$22,003
Plus: Total stock-based employee compensation cost included in net income, net of tax	2,815

Deduct: Total stock-based employee compensation, determined under fair value based method, net of tax	(4,378)

Pro forma net income	$20,440

Earnings per share:
Basic-as reported	$0.18
Basic-pro forma	$0.17

Diluted-as reported	$0.18
Diluted-pro forma	$0.16
     The weighted average fair value of SARs granted in the first quarter of 2006 was determined to be $8.53 based on the following assumptions: risk-free interest rate of 4.7%; dividend yield of 0.3%; expected volatility of 41%; and expected life in years of 3.55.
(4) SUSPENDED EXPLORATORY WELL COSTS
     The following table reflects the changes in capitalized exploratory well costs for the three months ended March 31, 2006 and the twelve months ended December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Beginning balance at January 1	$25,340	$7,332
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,345	26,915
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(3,592)	(8,614)
Capitalized exploratory well costs charged to expense	(1,038)	(293)

Balance at end of period	26,055	25,340
Less exploratory well costs that have been capitalized for a period of one year or less	(21,970)	(21,589)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$4,085	$3,751

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

     As of March 31, 2006, of the $4.1 million of capitalized exploratory well costs that have been capitalized for more than one year, each of the wells have additional exploratory wells in the same prospect area drilling or firmly planned. The $26.1 million of capitalized exploratory well costs at March 31, 2006 was incurred in 2006 ($5.3 million), in 2005 ($18.0 million), in 2004 ($2.5 million) and in 2003 ($200,000).

(5) ASSET RETIREMENT OBLIGATIONS
     A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Beginning of period	$68,063	$70,727
Liabilities incurred	686	569
Liabilities settled	(510)	(1,910)
Accretion expense	1,082	1,286
Change in estimate	405	(939)

End of period	$69,726	$69,733

     Accretion expense is recognized as a component of depreciation, depletion and amortization.
(6) ACQUISITIONS AND DISPOSITIONS
     Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our consolidated statement of operations from the date of acquisition. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. We purchased various properties for $10.0 million and $2.6 million during the three months ended March 31, 2006 and 2005, respectively. The purchases included $335,000 and $370,000 for proved oil and gas reserves for the three months ended March 31, 2006 and 2005, respectively, with the remainder representing unproved acreage.
     In June 2005, we purchased Permian Basin oil and gas properties for $116.4 million through the purchase of Plantation Petroleum Acquisition LLC. As a purchase price allocation, we have recorded $136.8 million to oil and gas properties, $133,000 of working capital, $20.5 million deferred tax liability and $119,000 additional asset retirement obligations. The acquisition was partially funded with the proceeds from a public offering of 6.9 million common shares ($109.4 million). No pro forma information has been provided as the acquisition was not considered significant.
(7) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Non-cash investing and financing activities included:
Common stock issued under benefit plans	$891	$720
Asset retirement costs capitalized	1,091	(425)

Net cash provided from operating activities included:
Income taxes paid (refunded)	$(1,972)	$—
Interest paid	16,138	11,811

(8) INDEBTEDNESS
     We had the following debt outstanding as of the dates shown below (in thousands) (bank debt interest rate at March 31, 2006, excluding the impact of interest rate swaps, is shown parenthetically). No interest expense was capitalized during the three months ended March 31, 2006 and 2005, respectively.

	March 31,	December 31,
	2006	2005
Bank debt (5.9%)	$246,100	$269,200

Subordinated debt:
7-3/8% Senior Subordinated Notes due 2013, net of discount	197,025	196,948
6-3/8% Senior Subordinated Notes due 2015	150,000	150,000

Total debt	$593,125	$616,148

Bank Debt
     In June 2004, we entered into an amended and restated $600.0 million revolving bank facility, which is secured by substantially all of our assets. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually each April and October and pursuant to certain unscheduled redeterminations. At March 31, 2006, the borrowing base was $600.0 million. At March 31, 2006, the outstanding balance under the bank credit facility was $246.1 million and there was $353.9 million of borrowing capacity available. In April 2006, the loan maturity was extended two years to January 1, 2011 and the borrowing base was redetermined at $600.0 million. Borrowing under the bank credit facility can either be base rate loans or LIBOR loans. On all base rate loans, the rate per annum is equal to the lesser of (i) the maximum rate (the “weekly ceiling” as defined in Section 303 of the Texas Finance Code or other applicable laws if greater) (the “Maximum Rate”) or, (ii) the sum of (A) the higher of (1) the prime rate for such date, or (2) the sum of the federal funds effective rate for such data plus one-half of one percent (0.50%) per annum, plus a base rate margin of between 0.0% to 0.5% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. On all LIBOR loans, we pay a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the sum of the quotient of (A) the LIBOR base rate, divided by (B) one minus the reserve requirement applicable to such interest period, plus a LIBOR margin of between 1.0% and 1.75% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. We may elect, from time-to-time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any part of the base rate loans to LIBOR loans. The weighted average interest rate on the bank credit facility was 5.6% and 4.1% for the three months ended March 31, 2006 and 2005, respectively. A commitment fee is paid on the undrawn balance based on an annual rate of between 0.25% and 0.50%. At March 31, 2006, the commitment fee was 0.25% and the interest rate margin was 1.0%. At April 24, 2006, the interest rate (including applicable margin) was 5.9%.
7-3/8% Senior Subordinated Notes due 2013
     In 2003, we issued $100.0 million of 7-3/8% senior subordinated notes due 2013, or the 7-3/8% Notes. In 2004, we issued an additional $100.0 million of 7-3/8% Notes; therefore, $200.0 million of the 7-3/8% Notes are currently outstanding. We pay interest on the 7-3/8% Notes semi-annually in January and July of each year. The 7-3/8% Notes mature in 2013 and are guaranteed by certain of our subsidiaries. The 7-3/8% Notes were issued at a discount which is amortized into interest expense over the life of the 7-3/8% Notes.
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
6-3/8% Senior Subordinated Notes Due 2015
     In 2005, we issued $150.0 million of 6-3/8% Senior Subordinated Notes due 2015, or the 6-3/8% Notes. We pay interest on the 6-3/8% Notes semi-annually in March and September of each year. The 6-3/8% Notes mature in 2015 and are guaranteed by certain of our subsidiaries.

     We may redeem the 6-3/8% Notes, in whole or in part, at any time on or after March 15, 2010, at redemption prices from 103.2% of the principal amount as of March 15, 2010 and declining to 100% on March 15, 2013 and thereafter. Prior to March 15, 2008, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price of 106.4% of the principal amount thereof plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings. If we experience a change of control, there may be a requirement to repurchase all or a portion of the 6-3/8% Notes at 101% of the principal amount plus accrued and unpaid interest, if any. The 6-3/8% Notes and the guarantees by our subsidiary guarantors are general, unsecured obligations and are subordinated to our bank debt and will be subordinated to future senior debt that Range and our subsidiary guarantors are permitted to incur under the bank credit facility and the indenture governing the 6-3/8% Notes.
Subsidiary Guarantors
     Range Resources Corporation is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees of the 7-3/8% Notes and the 6-3/8% Notes are full and unconditional and joint and several; any subsidiaries other than the subsidiary guarantors are either minor subsidiaries or indirect subsidiaries, or both.
Debt Covenants
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2006. Under the bank credit facility, dividends are permitted, subject to the provisions of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances. Approximately $398.8 million was available under the bank credit facility’s restricted payment basket on March 31, 2006. The terms of both the 6-3/8% Notes and the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings and equity issuances since the original issuance of the notes. At March 31, 2006, $461.3 million was available under both the 6-3/8% Notes and the 7-3/8% Notes restricted payments basket.
(9) DERIVATIVE ACTIVITIES
     At March 31, 2006, we had open swap contracts covering 5.7 Bcf of gas at prices averaging $6.57 per mcf and 0.1 million barrels of oil at prices averaging $35.00 per barrel. We also had collars covering 83.6 Bcf of gas at weighted average floor and cap prices which range from $6.92 to $9.64 per mcf and 5.3 million barrels of oil at weighted average floor and cap prices that range from $48.74 to $61.54 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and a reference price, generally New York Mercantile Exchange, or the NYMEX, on March 31, 2006, was a net unrealized pre-tax loss of $134.9 million. The contracts expire monthly through December 2008. Transaction gains and gains on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were decreased by $17.9 million and $20.9 million due to realized hedging in the three months ended March 31, 2006 and 2005, respectively. Other revenues in our consolidated statement of operations include ineffective hedging gains on hedges that qualified for hedge accounting of $1.4 million and $125,000 in the three months ended March 31, 2006 and 2005, respectively. In the fourth quarter of 2005, certain of our gas hedges no longer qualified for hedge accounting and were marked-to-market in the first quarter of 2006 which resulted in a gain of $11.3 million.
     The following table sets forth our derivative volumes by year as of March 31, 2006:

Period	Contract Type	Volume Hedged	Average Hedge Price
Natural Gas
2006	Swaps	10,773 Mmbtu/day	$6.29
2006	Collars	113,318 Mmbtu/day	$6.18 - $8.35
2007	Swaps	7,500 Mmbtu/day	$6.86
2007	Collars	93,500 Mmbtu/day	$7.07 - $9.85
2008	Collars	50,000 Mmbtu/day	$7.90 - $11.43

Crude Oil
2006	Swaps	400 bbl/day	$35.00
2006	Collars	6,864 bbl/day	$39.83 - $49.05
2007	Collars	5,800 bbl/day	$52.90 - $64.58
2008	Collars	3,500 bbl/day	$55.01 - $74.89

     We use interest rate swap agreements to manage the risk that interest payments on amounts outstanding under the variable rate bank credit facility may be adversely affected by volatility in market rates. Under the interest rate swap agreements, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return, a specified variable rate of interest times the same notional principal amount. Our interest rate swaps are not designated as hedges and are marked-to-market each month as a component of interest expense. At March 31, 2006, we had interest rate swap agreements totaling $35.0 million. These swaps consist of two agreements at 1.8% which expire in June 2006. The fair value of the swaps at March 31, 2006 was a net unrealized pre-tax gain of $199,700. On March 31, 2006, the 90-day LIBOR rate was 5.0%.
     The combined fair value of net unrealized losses on oil and gas derivatives and net gains on interest rate swaps totaled $134.7 million and appear as unrealized derivative gains and losses on the balance sheet. Hedging activities are conducted with major financial and commodities trading institutions which we believe are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of the counterparties is subject to continuing review.
     The following table sets forth quantitative information of derivative instruments at March 31, 2006 (in thousands):

	As of March 31, 2006
	Assets	Liabilities
Commodity swaps	$—	$15,831
Commodity collars	$—	$119,103
Interest rate swaps	$200	$—
(10) COMMITMENTS AND CONTINGENCIES
     We are involved in various legal actions and claims arising in the ordinary course of business, one of which is Jack Freeman, et al. v. Great Lakes Energy Partners L.L.C., et al. This was a class-action suit filed in 2000 and is currently pending against Great Lakes and Range in the state court of Chautauqua County, New York. The plaintiffs were seeking to recover actual damages and expenses plus punitive damages based on allegations that we sold gas to affiliates and gas marketers at low prices, and that inappropriate post production expenses were used to reduce proceeds to the royalty owners, and that improper accounting was used for the royalty owners’ share of gas. A negotiated and pending settlement of this suit is pending the judge’s review. The estimated settlement of $725,000 was reflected in general and administrative expense in the fourth quarter of 2005. In management’s opinion, we are not involved in any litigation, the outcome of which would have a material adverse effect on our financial position, results of operations or liquidity.

(11) CAPITAL STOCK
     We have authorized capital stock of 260 million shares, which includes 250 million shares of common stock and 10 million shares of preferred stock. All shares have been adjusted to reflect the three-for-two common stock split effected on December 2, 2005. The following is a schedule of changes in the number of common shares outstanding from January 1, 2005 to March 31, 2006:

	Three Months	Twelve Months
	Ended	Ended
	March 31, 2006	December 31, 2005
Beginning balance	129,907,220	121,829,027

Public offerings	—	6,900,000
Stock options/SARs exercised	938,802	1,105,549
Restricted stock grants	323,554	—
Deferred compensation plan	10,747	20,885
In lieu of bonuses	20,686	25,590
Contributed to 401(k) plan	—	33,018
Fractional shares	—	(1,023)
Treasury shares	5,826	(5,826)

	1,299,615	8,078,193

Ending balance	131,206,835	129,907,220

Treasury Stock
     In 2005, we bought in open market purchases, 201,000 shares at an average price of $14.00. As of March 31, 2006, all of these shares had been used for equity compensation. The Board of Directors has approved up to $5.0 million of additional repurchases of common stock based on market conditions and opportunities.
(12) EMPLOYEE BENEFIT AND EQUITY PLANS
     We have five equity-based stock plans, of which two are active. Under the active plans, incentive and non-qualified options, stock appreciation rights (or SARs), restricted stock awards, phantom stock rights and annual cash incentive awards may be issued to directors and employees pursuant to decisions of the Compensation Committee of the Board of Directors which is made up of independent directors. Information with respect to stock option and SARs activities is summarized below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding on December 31, 2005	8,742,305	$9.31
Granted	1,215,690	24.32
Exercised	(993,372)	6.21
Expired/forfeited	(73,001)	13.88

Outstanding on March 31, 2006 (a)	8,891,622	$11.67

(a)	Includes options outstanding under our inactive plans of 5.8 million under the 1999 stock option plan, 252,000 under the outside directors’ stock option plan and 116,200 under the 1989 stock option plan. The total outstanding at March 31, 2006 includes 2.7 million SARs.

     The following table shows information with respect to outstanding stock options and SARs at March 31, 2006:

	Outstanding			Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average
Range of		Remaining	Average		Exercise
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Price
$1.29–$4.99	2,904,206	3.47	$3.61	2,748,405	$3.58
5.00 – 9.99	1,512,499	2.88	7.01	789,647	7.02
10.00 – 14.99	433,508	3.58	11.39	130,899	12.82
15.00 – 19.99	2,714,669	4.07	16.73	731,175	16.73
20.00 – 24.99	1,244,990	4.90	24.28	—	—
25.00 – 29.99	81,750	4.68	25.80	—	—

Total	8,891,622	3.77	$11.67	4,400,126	$6.65

     The 8.9 million shares outstanding at March 31, 2006 had an aggregate intrinsic value (or difference in value between exercise and market price) of $139.0 million and the 4.4 million shares exercisable at March 31, 2006 had an aggregate intrinsic value of $90.9 million. The total intrinsic value of options/SARs exercised during the three months ended March 31, 2006 was $20.7 million. Cash received from options/SARs exercises during the three months ended March 31, 2006 totaled $4.9 million.
Restricted Stock Grants
     During the first quarter of 2006, 328,600 shares of restricted stock (5,100 shares from treasury stock) were issued to employees at an average price of $24.32 and have a three-year vesting period. In 2005, we issued 192,500 shares of restricted stock (from treasury stock) as compensation to directors and employees at an average price of $22.47. The restricted grants included 26,200 issued to directors, which vest immediately, and 166,300 to employees with vesting ranging from three to four years. We recorded compensation expense related to these grants which is based upon the market value of the shares on the date of grant of $472,000 and $174,000 in the three-month periods ended March 31, 2006 and 2005, respectively.
Deferred Compensation Plan
     In December 2004, we adopted the Range Resources Corporation Deferred Compensation Plan, or the 2005 Deferred Compensation Plan. The 2005 Deferred Compensation Plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invests such amounts in Range common stock or makes other investments at the individual’s discretion. The assets of the plan are held in a rabbi trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability and the carrying value of the deferred compensation liability is adjusted to fair value each reporting period by a charge or credit to non-cash stock compensation expense on our consolidated statement of operations. The assets of the Rabbi Trust, other than Range common stock, are invested in marketable securities and reported at market value in other assets on our consolidated balance sheet. The deferred compensation liability on our balance sheet reflects the market value of the securities held in the Rabbi Trusts. The cost of common stock held in the Rabbi Trusts is shown as a reduction to stockholders’ equity. Changes in the market value of the marketable securities are reflected in other comprehensive income, or OCI, while changes in the market value of the Range common stock held in the Rabbi Trust is charged or credited to non-cash stock compensation expense each quarter. Based on end of month stock prices of $27.31 and $15.57, we recorded non-cash mark-to-market expense related to deferred compensation of $4.5 million and $4.1 million in the three months ended March 31, 2006 and 2005, respectively.

(13) INCOME TAXES
     The significant components of deferred tax liabilities and assets on March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Deferred tax assets (liabilities)
Net unrealized loss in OCI	$55,092	$85,462
Net operating loss carryover and other	140,943	147,468
Depreciation and depletion	(372,136)	(346,070)

Net deferred tax liability	$(176,101)	$(113,140)

     At December 31, 2005, we had regular net operating loss, or NOL, carryovers of $207.2 million and alternative minimum tax, or AMT, NOL carryovers of $179.2 million that expire between 2012 and 2025. At December 31, 2005, we had AMT credit carryovers of $0.7 million that are not subject to limitation or expiration.
(14) EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income before cumulative effect of changes in accounting principles	$55,675	$22,003
Cumulative effect of accounting change	(279)	—

Numerator for earnings per share	$55,396	$22,003

Denominator:
Weighted average shares outstanding	130,742	122,030
Stock held in the deferred compensation plan and treasury shares	(1,650)	(2,162)

Weighted average shares, basic	129,092	119,868

Effect of dilutive securities:
Weighted average shares outstanding	130,742	122,030
Employee stock options and other	3,811	2,651
Treasury shares	(4)	(80)

Dilutive potential common shares for diluted earnings per share	134,549	124,601

Earnings per share basic and diluted:
Before cumulative effect of accounting change
- Basic	$0.43	$0.18
- Diluted	$0.43	$0.18
After cumulative effect of accounting change
- Basic	$0.41	$0.18
- Diluted	$0.41	$0.18
     Options to purchase 982,000 shares of common stock were outstanding but not included in the computations of diluted net income per share for the three months ended March 31, 2005 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(15) CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

	March 31, 2006	December 31, 2005
Oil and gas properties:
Properties subject to depletion	$2,606,803	$2,519,454
Unproved properties	36,833	28,636

Total	2,643,636	2,548,090
Accumulated depletion	(839,198)	(806,908)

Net	$1,804,438	$1,741,182

(16) COSTS INCURRED FOR PROPERTY ACQUISITIONS, EXPLORATION AND DEVELOPMENT (a)

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2006	2005
Costs incurred:
Acquisitions:
Acreage purchases	$9,643	$20,674
Proved oil and gas properties	335	131,748
Purchase price adjustment (b)	—	20,966
Asset retirement obligations	—	119
Gas gathering facilities	—	8

Development	70,836	252,574

Exploration (c)	18,465	59,539

Gas gathering facilities	5,329	11,415

Subtotal	104,608	497,043

Asset retirement obligations	1,091	(1,730)

Total	$105,699	$495,313

(a)	Includes costs incurred whether capital or expense.

(b)	Represents non-cash gross up to account for difference in book and tax basis.

(c)	Includes $9,518 and $29,437 of exploration costs expensed in the three months ended March 31, 2006 and the twelve months ended December 31, 2005, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as the consolidated financial statements and notes thereto included in this quarterly report on 10-Q.
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For additional risk factors affecting our business, see the information in Item 1A in our 2005 Annual Report on Form 10-K and subsequent filings.
Results of Operations
     Volumes and sales data:

	Three Months Ended
	March 31,
	2006	2005
Production:
Crude oil (bbls)	769,695	711,083
NGLs (bbls)	267,053	248,943
Natural gas (mcfs)	16,920,106	14,834,266
Total (mcfe) (a)	23,140,594	20,594,422

Average daily production:
Crude oil (bbls)	8,552	7,901
NGLs (bbls)	2,967	2,766
Natural gas (mcfs)	188,001	164,825
Total (mcfe) (a)	257,118	228,827

Average sales prices (excluding hedging):
Crude oil (per bbl)	$59.80	$47.09
NGLs (per bbl)	$29.77	$25.62
Natural gas (per mcf)	$8.29	$5.97
Total (per mcfe) (a)	$8.39	$6.24

Average sales price (including hedging):
Crude oil (per bbl)	$46.59	$36.23
NGLs (per bbl)	$29.77	$22.45
Natural gas (per mcf)	$7.83	$5.13
Total (per mcfe) (a)	$7.62	$5.22

(a)	Oil and NGLs are converted at the rate of one barrel equals six mcfe.

Overview
     Revenues increased 75% for the first quarter of 2006 over the same period of 2005. This increase is due to higher production and realized prices and a favorable mark-to-market value adjustment on oil and gas derivatives that do not qualify for hedge accounting. For the first quarter of 2006, production increased 12% due to the continued success of our drilling program. Realized oil and gas prices were higher by 46% in the first quarter of 2006 compared to the same period of 2005 reflecting higher market prices and the expiration of lower priced oil and gas hedges. Our remaining hedges reduced potential revenue by $17.9 million in the first three months of 2006 and by $20.9 million in the same period of 2005.
     Higher production volumes and higher oil and gas prices have improved our profit margins. However, Range and the oil and gas industry as a whole continues to experience higher operating costs due to heightened competition for qualified employees, goods and services. On a unit cost basis, our direct operating costs increased $0.12 per mcfe, a 17% increase from the first quarter of 2005 to the first quarter of 2006. Service and personnel cost increases are occurring in all facets of our business as oil and gas industry fundamentals remain favorable and it is anticipated that upward pressure on costs will continue.
Comparison of Quarter Ended March 31, 2006 and 2005
     Net income increased $33.4 million to $55.4 million primarily due to higher realized oil and gas prices, higher production volumes and a favorable mark-to-market value adjustment on oil and gas derivatives that do not qualify for hedge accounting. Oil and gas revenues for the first quarter of 2006 reached $176.3 million and were 64% higher than 2005 due to higher oil and gas prices and a 12% increase in production. A 75% increase in total revenues was partially offset by higher exploration expenses, non-cash stock compensation expense, operating costs, DD&A and interest expense.
     Average realized price received for oil and gas during the first quarter of 2006 was $7.62 per mcfe, up 46% or $2.40 per mcfe from the same quarter of the prior year. The average price received in the first quarter for oil increased 29% to $46.59 per barrel and increased 53% to $7.83 per mcf for gas from the same period of 2005. The effect of our hedging program decreased realized prices $0.77 per mcfe in the first quarter of 2006 versus a decrease of $1.02 per mcfe in the same period of 2005.
     Production volumes increased 12% from the first quarter of 2005 primarily due to continued drilling success. Our production for the first quarter was 257.1 Mmcfc per day of which 52% was attributable to our Southwestern division, 39% to our Appalachian division and 9% to our Gulf Coast division.
     Transportation and gathering revenue of $142,000 decreased $386,000 from 2005. This decrease is primarily due to higher gathering expenses and lower processing margins somewhat offset by higher volumes.
     Other revenue increased in 2006 to a gain of $1.4 million from $17,000 in 2005. The 2006 period includes $1.4 million of ineffective hedging gains. Other revenue for 2005 includes $125,000 of ineffective hedging gains and a $110,000 favorable lawsuit settlement offset by $274,000 of net IPF expenses.
     Direct operating expense increased $4.6 million in the first quarter of 2006 to $19.4 million due to higher oilfield service costs and higher volumes. Our operating expenses are increasing as we add new wells and maintain production from our existing properties. We incurred $1.2 million ($0.05 per mcfe) of workover costs in 2006 versus $980,000 ($0.05 per mcfe) in 2005. On a per mcfe basis, direct operating expenses increased $0.12 per mcfe from the same period of 2005. The workover costs were primarily attributable to workovers on properties located in the Gulf of Mexico and included continuing costs associated with the 2005 hurricanes
     Production and ad valorem taxes are paid based on market prices, not hedged prices. These taxes increased $4.0 million or 69% from the same period of the prior year due to higher volumes and increasing prices and assessed values. On a per mcfe basis, production and ad valorem taxes increased to $0.42 per mcfe in 2006 from $0.28 per mcfe in the same period of 2005.
     Exploration expense increased to $9.5 million due principally to higher seismic expenditures ($3.6 million) and higher dry hole costs ($2.2 million). Exploration expense includes exploration personnel costs of $1.6 million in 2006 versus $1.4 million in 2005.
     General and administrative expense for the first quarter of 2006 increased $2.8 million from 2005 due to higher salaries and benefits ($1.7 million) and higher legal expenses ($650,000). On a per mcfe basis, general and administration expense increased from $0.32 per mcfe in 2005 to $0.40 per mcfe in 2006.

     Non-cash stock compensation for the first quarter of 2006 increased $3.3 million from 2005 due to an increase in the value of Range stock held in the deferred compensation plans. The first quarter of 2006 also includes $2.8 million additional compensation expense as a result of the adoption of Statement No. 123(R).
     Interest expense for the first quarter of 2006 increased $2.0 million to $10.6 million due to rising interest rates and the refinancing of certain debt from floating to higher fixed rates late in the first quarter of 2005. In March 2005, we issued $150.0 million of 6-3/8% Notes which added $1.8 million of interest costs in the first quarter of 2006. The proceeds from the issuance of the 6-3/8% Notes were used to retire lower interest bank debt. Average debt outstanding on the bank credit facility was $278.6 million and $398.4 million for the first quarter of 2006 and 2005, respectively and the average interest rates were 5.6% and 4.1%, respectively.
     Depletion, depreciation and amortization, or DD&A, increased $4.8 million or 16% to $34.6 million in the first quarter of 2006 with a 12% increase in production and a 6% increase in depletion rates. On a per mcfe basis, DD&A increased from $1.45 per mcfe in the first quarter of 2005 to $1.49 per mcfe in the first quarter of 2006.
     Tax expense for 2006 increased to $33.1 million reflecting the 153% increase in income before taxes compared to the same period of 2005. The first quarter of 2006 and 2005 provide for a tax expense at an effective rate of approximately 37%. Current income taxes of $578,000 represent state income taxes.
     Cumulative effect of changes in accounting principles reflects the adoption of Statement No. 123(R). The expense is related to SARs that were granted in the second half of 2005. The cumulative effect of changes in accounting principle is an expense of $279,000, net of $163,000 of deferred taxes.
     The following table presents information about our operating expenses per mcfe for the three months ended March 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005	Change	%
Direct operating expense	$0.84	$0.72	$0.12	17%
Production and ad valorem tax expense	0.42	0.28	0.14	50%
General and administration expense	0.40	0.32	0.08	25%
Interest expense	0.46	0.42	0.04	10%
Depletion, depreciation and amortization expense	1.49	1.45	0.04	3%
Liquidity and Capital Resources
     During the three months ended March 31, 2006, our cash provided from operations was $125.5 million and we spent $107.6 million on capital expenditures (including acquisitions). During this period, financing activities used net cash of $21.5 million. At March 31, 2006, we had $1.3 million in cash, total assets of $2.0 billion and a debt-to-capitalization ratio of 42.1%. Long-term debt at March 31, 2006 totaled $593.1 million including $246.1 million of bank credit facility debt and $347.0 million of senior subordinated notes. Available borrowing capacity under the bank credit facility at March 31, 2006 was $353.9 million.
     Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves which is typical in the capital-intensive extractive industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We believe that net cash generated from operating activities and unused committed borrowing capacity under the bank credit facility combined with our oil and gas price hedges currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. However, long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

Bank Debt
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2006. Under the bank credit facility, common and preferred dividends are permitted, subject to the terms of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances occurring since December 31, 2001. Approximately $398.8 million was available under the bank credit facility’s restricted payment basket on March 31, 2006. The terms of the 6-3/8% Notes and the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings since the issuance of the notes and 100% of net cash proceeds from common stock issuances. Approximately $461.8 million was available under both the 6-3/8% Notes and the 7-3/8% Notes restricted payment basket on March 31, 2006.
     We maintain a $600.0 million revolving bank credit facility. The facility is secured by substantially all our assets. Availability under the facility is subject to a borrowing base set by the banks semi-annually and in certain other circumstances more frequently. Redeterminations, other than increases, require the approval of 75% of the lenders while increases require unanimous approval. At April 24, 2006, the bank credit facility had a $600.0 million borrowing base of which $321.4 million was available.
Cash Flow
     Our principal sources of cash are operating cash flow and bank borrowings and at times, the sale of assets and the issuance of debt and equity securities. Our operating cash flow is highly dependent on oil and gas prices. As of March 31, 2006, we have entered into hedging agreements covering 46.1 Bcfe, 49.6 Bcfe and 26.0 Bcfe for 2006, 2007 and 2008, respectively. Net cash provided by operations for the three months ended March 31, 2006 and 2005 was $125.5 million and $63.5 million, respectively. Cash flow from operations was higher than the prior year due to higher prices and volumes, partially offset by higher operating expenses. Net cash used in investing for the three months ended March 31, 2006 and 2005 was $107.4 million and $47.0 million, respectively. The 2006 period includes $94.3 million of additions to oil and gas properties and $10.0 million of acquisitions. The 2005 period included $43.3 million of additions to oil and gas properties and $2.6 million of acquisitions. Net cash used in financing for the three months ended March 31, 2006 and 2005 was $21.5 million and $15.9 million, respectively. This increase was primarily the result of our increased cash flows which were used to reduce the credit facility balance. During the first three months of 2006 total debt decreased $23.0 million.
Dividends
     On March 1, 2006, the Board of Directors declared a dividend of two cents per share ($2.6 million) on our common stock, payable on March 31, 2006 to stockholders of record at the close of business on March 15, 2006.
Capital Requirements
     The 2006 capital budget is currently set at $429.0 million (excluding acquisitions) and based on current projections, is expected to be funded with internal cash flow. For the three months ended March 31, 2006, $89.3 million of development and exploration spending was funded with internal cash flow.
Contractual Cash Obligations
     Subsequent to December 31, 2005, there have been no significant changes to our contractual obligations other than the extension of the maturity date on our credit facility by two years, a new ten-year office lease and a commitment for one drilling rig. The new office lease begins in April 2007 with payments of $1.4 million per year for the first five years and $1.6 million for the next five years. We have entered into a contract with a drilling contractor to use one rig for 1.5 years with a minimum future commitment of $3.4 million in 2006 and $3.7 million in 2007. Early termination of this contract at March 31, 2006 would have required us to pay maximum penalties of $6.8 million. We do not expect to pay any termination penalties related to this contract. There have been no significant changes to our off-balance sheet arrangements subsequent to December 31, 2005.
Other Contingencies
     We are involved in various legal actions and claims arising in the ordinary course of business as described in Footnote 10 of the notes to consolidated financial statements. We believe the resolution of these proceedings will not have a material adverse effect on the liquidity or consolidated financial position of Range.

Hedging – Oil and Gas Prices
     We enter into hedging agreements to reduce the impact of oil and gas price volatility on our operations. At March 31, 2006, swaps were in place covering 5.7 Bcf of gas at prices averaging $6.57 per mcf and 0.1 million barrels of oil at prices averaging $35.00 per barrel. We also have collars covering 83.6 Bcf of gas at weighted average floor and cap prices which range from $6.92 to $9.64 per mcf and 5.3 million barrels of oil at weighted average floor and cap prices that range from $48.74 to $61.54 per barrel. Their fair value at March 31, 2006 (the estimated amount that would be realized on termination based on contract price and a reference price, generally NYMEX) was a net unrealized pre-tax loss of $134.9 million. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings quarterly in other revenue. As of the fourth quarter of 2005, certain of our gas hedges no longer qualify for hedge accounting and were marked-to-market in the first quarter of 2006 resulting in a gain of $11.3 million.
     At March 31, 2006, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Average Hedge Price
Natural Gas 2006	Swaps	10,773 Mmbtu/day	$6.29
2006	Collars	113,318 Mmbtu/day	$6.18 - $8.35
2007	Swaps	7,500 Mmbtu/day	$6.86
2007	Collars	93,500 Mmbtu/day	$7.07 - $9.85
2008	Collars	50,000 Mmbtu/day	$7.90 - $11.43

Crude Oil
2006	Swaps	400 bbl/day	$35.00
2006	Collars	6,864 bbl/day	$39.83 - $49.05
2007	Collars	5,800 bbl/day	$52.90 - $64.58
2008	Collars	3,500 bbl/day	$55.01 - $74.89
Interest Rates
     At March 31, 2006, we had $593.1 million of debt outstanding. Of this amount, $350.0 million bore interest at fixed rates averaging 6.9%. Bank debt totaling $246.1 million bears interest at floating rates, which average 5.9% at March 31, 2006. At March 31, 2006, we had interest rate swap agreements totaling $35.0 million. These swaps consist of two agreements at 1.8% which expire in June 2006. The fair value of the swaps, based on then current quotes for equivalent agreements at March 31, 2006 was a net gain of $199,700. The 90 day LIBOR rate on March 31, 2006 was 5.0%.
Inflation and Changes in Prices
     Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by interest rates, changes in oil and gas prices and the costs to produce our reserves. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. During the first quarter of 2006, we received an average of $59.80 per barrel of oil and $8.29 per mcf of gas before hedging compared to $47.09 per barrel of oil and $5.97 per mcf of gas in the same period of the prior year. Increases in commodity prices and the increased demand for services can cause inflationary pressures specific to the industry to increase for both services and personnel costs. We expect these costs to continue to increase during the next twelve months. Our operations are generally not in high demand areas but continued price inflation is expected and high demand areas draw service providers away from other areas which results in fewer services being available where we operate.

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
     Market Risk. Our major market risk is exposure to oil and gas prices. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Oil and gas prices have been volatile and unpredictable for many years.
     Commodity Price Risk. We periodically enter into hedging arrangements with respect to our oil and gas production. Hedging is intended to reduce the impact of oil and gas price fluctuations. A portion of our hedges are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our hedging program also includes collars which establish a minimum floor price and a maximum ceiling price. In times of increasing price volatility, we may experience losses from our hedging arrangements and increased basis differentials at the delivery points where we market our production. Widening basis differentials occur when the physical delivery market prices do not increase proportionately to the increased prices in the financial trading markets. Realized gains or losses are recognized in oil and gas revenue when the associated production occurs. Gains or losses on open contracts are recorded either in current period income or OCI. Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying commodity transaction. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying commodity transaction. Ineffective gains and losses are recognized in earnings in other revenues. We do not enter into derivative instruments for trading purposes.
     As of March 31, 2006, we had oil and gas swap hedges in place covering 5.7 Bcf of gas and, 0.1 million barrels of oil at prices averaging $6.57 per mcf and $35.00 per barrel. We also had collars covering 83.6 Bcf of gas at weighted average floor and cap prices which range from $6.92 to $9.64 per mcf and 5.3 million barrels of oil at weighted average floor and cap prices that range from $48.74 to $61.54 per barrel. Their fair value, represented by the estimated amount that would be realized upon immediate liquidation, based on contract versus NYMEX prices, approximated a net unrealized pre-tax loss of $134.9 million at that date. These contracts expire monthly through December 2008. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price received by us for the sale of our hedged production and the hedge price, generally closing prices on the NYMEX. Net realized losses relating to these derivatives for the three months ended March 31, 2006 and 2005 were $17.9 million and $20.9 million, respectively. Losses or gains due to commodity hedge ineffectiveness are recognized in earnings in other revenues in our consolidated statement of operations. The ineffective portion of hedges was a gain of $1.4 million in the first three months of 2006 and a gain of $125,000 in the first three months of 2005. As of the fourth quarter of 2005, certain of our gas hedges no longer qualified for hedge accounting were marked-to-market in the first quarter of 2006 as a gain of $11.3 million.
     In the first three months of 2006, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $19.5 million. If oil and gas future prices at March 31, 2006 declined 10%, the unrealized hedging loss at that date would have decreased by $63.8 million.
     Interest rate risk. At March 31, 2006, we had $593.1 million of debt outstanding. Of this amount, $350.0 million bore interest at fixed rates averaging 6.9%. Senior debt totaling $246.1 million bore interest at floating rates averaging 5.9%. At March 31, 2006, we had interest rate swap agreements totaling $35.0 million (see Note 7), which had a fair value gain of $199,700 at that date. A 1% increase or decrease in short-term interest rates would affect interest expense by approximately $2.1 million.

Item 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934 or the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included in this report. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a) EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004 as amended by the Certificate of First Amendment to Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 28, 2005)

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.2 to our Form 10-K (File No. 001-12209) as filed with the SEC on March 3, 2004)

10.1*	Fifth Amendment to the Second Amended and Restated Credit Agreement dated March 24, 2006 among Range and Great Lakes Energy Partners L.L.C. (as borrowers) and J.P.Morgan Chase Bank, N.A. (successor to merger to Bank One N.A.), a national banking association (J.P.Morgan Chase) and the institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

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
Roger S. Manny
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

April 26, 2006

          Exhibit index

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004 as amended by the Certificate of First Amendment to Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 28, 2005)

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.2 to our Form 10-K (File No. 001-12209) as filed with the SEC on March 3, 2004)

10.0*	Fifth Amendment to the Second Amended and Restated Credit Agreement dated March 24, 2006 among Range and Great Lakes Energy Partners L.L.C. (as borrowers) and J.P.Morgan Chase Bank, N.A. (successor to merger to Bank One N.A.), a national banking association (J.P.Morgan Chase) and the institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith