Form 10-Q/A
period 2006-03-31
RANGE RESOURCES CORP
filed 2006-05-11
CIK 315852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Introductory Note
     This quarterly report on Form 10-Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q originally filed by Range Resources Corporation with the Securities and Exchange Commission on April 27, 2006, for the quarterly period ended March 31, 2006. Range is filing this Amendment No. 1 on Form 10-Q/A to reflect a $279,000 increase to our net income for the three months ended March 31, 2006.
     The aforementioned item is discussed in more detail in the Explanatory Note to the accompanying unaudited consolidated financial statements. The following items of the Original Filing are amended by this Amendment No. 1:
     Item 1. Consolidated Financial Statements
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RANGE RESOURCES CORPORATION
FORM 10-Q
Quarter Ended March 31, 2006
     Unless the context otherwise indicates, all references in this report to “Range” “we” “us” or “our” are to Range Resources Corporation and its subsidiaries.

PART I — Financial Information
ITEM 1. — Financial Statements
RANGE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
Assets	(Unaudited)
Current assets
Cash and equivalents	$1,349	$4,750
Accounts receivable, less allowance for doubtful accounts of $470 and $624	92,508	128,532
Unrealized derivative gain	200	425
Deferred tax asset	36,969	61,677
Inventory and other	14,255	12,593

Total current assets	145,281	207,977

Oil and gas properties, successful efforts method	2,643,636	2,548,090
Accumulated depletion and depreciation	(839,198)	(806,908)

	1,804,438	1,741,182

Transportation and field assets	68,559	65,210
Accumulated depreciation and amortization	(27,695)	(25,966)

	40,864	39,244

Other assets	44,370	30,582

Total assets	$2,034,953	$2,018,985

Liabilities
Current liabilities
Accounts payable	$97,829	$119,907
Asset retirement obligation	3,168	3,166
Accrued liabilities	19,294	28,372
Accrued interest	4,086	10,214
Unrealized derivative loss	84,007	160,101

Total current liabilities	208,384	321,760

Bank debt	246,100	269,200
Subordinated notes	347,025	346,948

Deferred tax, net	213,234	174,817
Unrealized derivative loss	50,927	70,948
Deferred compensation liability	88,245	73,492
Asset retirement obligations	66,558	64,897
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 250,000,000 shares authorized, 131,206,835 issued at March 31, 2006 and 129,913,046 issued at December 31, 2005	1,312	1,299
Common stock held in treasury — 5,826 at December 31, 2005	—	(81)
Capital in excess of par value	859,090	845,519
Retained earnings	66,852	13,800
Common stock held by employee benefit trust, 1,956,112 and 1,971,605 shares, respectively, at cost	(19,283)	(11,852)
Deferred compensation	—	(4,635)
Accumulated other comprehensive income (loss)	(93,491)	(147,127)

Total stockholders’ equity	814,480	696,923

Total liabilities and stockholders’ equity	$2,034,953	$2,018,985

See accompanying notes

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Oil and gas sales	$176,338	$107,415
Transportation and gathering	142	528
Mark-to-market on oil and gas derivatives	11,281	—
Other	1,432	17

Total revenue	189,193	107,960

Costs and expenses
Direct operating	19,377	14,808
Production and ad valorem taxes	9,727	5,755
Exploration	9,518	3,271
General and administrative	9,399	6,603
Non-cash stock compensation	7,319	4,067
Interest expense	10,551	8,584
Depletion, depreciation and amortization	34,567	29,762

Total costs and expenses	100,458	72,850

Income before income taxes	88,735	35,110

Income tax
Current	578	—
Deferred	32,482	13,107

	33,060	13,107

Net income	$55,675	$22,003

Earnings per common share:
Basic	$0.43	$0.18

Diluted	$0.41	$0.18

Dividends per common share	$0.02	$0.013

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Increase (decrease) in cash and equivalents
Operating activities:
Net income	$55,675	$22,003
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	32,482	13,107
Depletion, depreciation and amortization	34,567	29,762
Unrealized derivative gains	(1,252)	(308)
Mark-to-market on oil and gas derivatives	(11,281)	—
Allowance for bad debts	—	225
Exploration dry hole costs	2,718	483
Amortization of deferred issuance costs and discount	406	437
Deferred compensation adjustments	8,056	4,469
Loss on sale of assets and other	418	8
Changes in working capital:
Accounts receivable	34,369	17,728
Inventory and other	(1,630)	(517)
Accounts payable	(15,270)	(13,668)
Accrued liabilities and other	(13,749)	(10,208)

Net cash provided from operating activities	125,509	63,521

Investing activities:
Additions to oil and gas properties	(94,255)	(43,275)
Additions to field service assets	(3,362)	(1,667)
Acquisitions	(9,980)	(2,611)
Proceeds from disposal of assets and other	149	574

Net cash used in investing activities	(107,448)	(46,979)

Financing activities:
Borrowings on credit facility	87,600	86,500
Repayments on credit facility	(110,700)	(247,500)
Other debt repayments	—	(3)
Debt issuance costs	(450)	(3,100)
Dividends paid — common stock	(2,623)	(1,630)
— preferred stock	—	(2,213)
Issuance of subordinated notes	—	150,000
Issuance of common stock	4,711	2,001

Net cash used in financing activities	(21,462)	(15,945)

Net increase (decrease) in cash and equivalents	(3,401)	597
Cash and equivalents at beginning of period	4,750	18,382

Cash and equivalents at end of period	$1,349	$18,979

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$55,675	$22,003
Net deferred hedge gains (losses), net of tax:
Contract settlements reclassified to income	11,281	13,190
Change in unrealized deferred hedging gains (losses)	41,234	(60,117)
Change in unrealized gains (losses) on securities held by deferred compensation plan, net of taxes	1,121	(264)

Comprehensive income (loss)	$109,311	$(25,188)

See accompanying notes.

Explanatory Note
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006 includes a correction of our unaudited consolidated financial statements for the three month period ended March 31, 2006. The correction relates to our cumulative effect of changes in accounting principle upon adoption of FASB Statement No. 123(R). We incorrectly recognized an after-tax effect of $279,000 relating to our equity-settled SARs granted in the last half of 2005. The adjustment included $163,000 of deferred tax benefit. There was no effect on earnings per share due to this correction. The following is a summary of the correction.

Selected Balance Sheet Data:	March 31,
2006
Deferred income taxes:
As previously reported	$213,071
Correction of cumulative effect of changes in accounting principle	163

Deferred income taxes after correction	$212,234

Stockholders’ equity:
As previously reported	$814,643
Correction of cumulative effect of changes in accounting principle	(163)

Stockholders’ equity after correction	$814,480

Three Months
Selected Results of Operations Data:	Ended
March 31, 2006
Cumulative effect of changes in accounting principles:
As previously reported	$(279)
Correction of cumulative effect of changes in accounting principle	279

After correction	$—

Net income:
As previously reported	$55,396
Correction of cumulative effect of changes in accounting principle	279

Net income after correction	$55,675

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
     We also began granting stock appreciation rights, or SARs, in July 2005 as part of our stock-based compensation plans to limit the dilutive impact of our equity plans. Prior to January 1, 2006, we also accounted for these SARs grants under the recognition and measurement provisions of APB Opinion No. 25, which requires expense to be recognized equal to the amount by which the quoted market value exceeds the original grant price on a mark-to-market basis. Therefore, we recognized $5.8 million of compensation cost in the last six months of 2005 related to SARs. On January 1, 2006, as required under the provisions of Statement No. 123(R), those SARs granted prior to, but not yet vested as of December 31, 2005, were expensed based on grant date fair value estimated in accordance with the original provisions of Statement No. 123 and all SARs granted subsequent to December 31, 2005 will be expensed based on grant-date fair value estimated in accordance with Statement No. 123(R).
     As a result of adopting Statement No. 123(R) on January 1, 2006, our income before income taxes and net income for the first quarter are $1.6 million and $1.3 million lower, respectively, than if we had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the first quarter would have been $0.44 and $0.42, respectively, if we had not adopted Statement No. 123(R), compared to reported basic and diluted earnings per share of $0.43 and $0.41, respectively. Also, as a result of adopting Statement No. 123(R), our December 31, 2005 unearned deferred compensation and additional paid-in capital related to our restricted stock issuances was eliminated.
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
(4) SUSPENDED EXPLORATORY WELL COSTS
     The following table reflects the changes in capitalized exploratory well costs for the three months ended March 31, 2006 and the twelve months ended December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Beginning balance at January 1	$25,340	$7,332
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,345	26,915
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(3,592)	(8,614)
Capitalized exploratory well costs charged to expense	(1,038)	(293)

Balance at end of period	26,055	25,340
Less exploratory well costs that have been capitalized for a period of one year or less	(21,970)	(21,589)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$4,085	$3,751

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	3

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
Debt Covenants
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2006. Under the bank credit facility, dividends are permitted, subject to the provisions of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances. Approximately $399.0 million was available under the bank credit facility’s restricted payment basket on March 31, 2006. The terms of both the 6-3/8% Notes and the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings and equity issuances since the original issuance of the notes. At March 31, 2006, $461.3 million was available under both the 6-3/8% Notes and the 7-3/8% Notes restricted payments basket.
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
     The following table sets forth our derivative volumes by year as of March 31, 2006:

Period	Contract Type	Volume Hedged	Average Hedge Price
Natural Gas
2006	Swaps	10,773 Mmbtu/day	$6.29
2006	Collars	113,318 Mmbtu/day	$6.18 - $ 8.35
2007	Swaps	7,500 Mmbtu/day	$6.86
2007	Collars	93,500 Mmbtu/day	$7.07 - $ 9.85
2008	Collars	50,000 Mmbtu/day	$7.90 - $11.43

Crude Oil
2006	Swaps	400 bbl/day	$35.00
2006	Collars	6,864 bbl/day	$39.83 - $49.05
2007	Collars	5,800 bbl/day	$52.90 - $64.58
2008	Collars	3,500 bbl/day	$55.01 - $74.89

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

		Weighted
		Average
	Shares	Exercise Price
Outstanding on December 31, 2005	8,742,305	$9.31
Granted	1,215,690	24.32
Exercised	(993,372)	6.21
Expired/forfeited	(73,001)	13.88

Outstanding on March 31, 2006 (a)	8,891,622	$11.67

(a)	Includes options outstanding under our inactive plans of 5.8 million under the 1999 stock option plan, 252,000 under the outside directors’ stock option plan and 116,200 under the 1989 stock option plan. The total outstanding at March 31, 2006 includes 2.7 million SARs.

     The following table shows information with respect to outstanding stock options and SARs at March 31, 2006:

	Outstanding			Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average
Range of		Remaining	Average		Exercise
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Price
$1.29 — $4.99	2,904,206	3.47	$3.61	2,748,405	$3.58
5.00 — 9.99	1,512,499	2.88	7.01	789,647	7.02
10.00 — 14.99	433,508	3.58	11.39	130,899	12.82
15.00 — 19.99	2,714,669	4.07	16.73	731,175	16.73
20.00 — 24.99	1,244,990	4.90	24.28	—	—
25.00 — 29.99	81,750	4.68	25.80	—	—

Total	8,891,622	3.77	$11.67	4,400,126	$6.65

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
(14) EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Numerator for earnings per share	$55,675	$22,003

Denominator:
Weighted average shares outstanding	130,742	122,030
Stock held in the deferred compensation plan and treasury shares	(1,650)	(2,162)

Weighted average shares, basic	129,092	119,868

Effect of dilutive securities:
Weighted average shares outstanding	130,742	122,030
Employee stock options and other	3,811	2,651
Treasury shares	(4)	(80)

Dilutive potential common shares for diluted earnings per share	134,549	124,601

Earnings per common share basic and diluted:
- Basic	$0.43	$0.18
- Diluted	$0.41	$0.18
     Options to purchase 982,000 shares of common stock were outstanding but not included in the computations of diluted net income per share for the three months ended March 31, 2005 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(15) CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

	March 31,	December 31,
	2006	2005
Oil and gas properties:
Properties subject to depletion	$2,606,803	$2,519,454
Unproved properties	36,833	28,636

Total	2,643,636	2,548,090
Accumulated depletion	(839,198)	(806,908)

Net	$1,804,438	$1,741,182

(16) COSTS INCURRED FOR PROPERTY ACQUISITIONS, EXPLORATION AND DEVELOPMENT (a)

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2006	2005
Costs incurred:
Acquisitions:
Acreage purchases	$9,643	$20,674
Proved oil and gas properties	335	131,748
Purchase price adjustment (b)	—	20,966
Asset retirement obligations	—	119
Gas gathering facilities	—	8

Development	70,836	252,574

Exploration (c)	18,465	59,539

Gas gathering facilities	5,329	11,415

Subtotal	104,608	497,043

Asset retirement obligations	1,091	(1,730)

Total	$105,699	$495,313

(a)	Includes costs incurred whether capital or expense.

(b)	Represents non-cash gross up to account for difference in book and tax basis.

(c)	Includes $9,518 and $29,437 of exploration costs expensed in the three months ended March 31, 2006 and the twelve months ended December 31, 2005, respectively.

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
Comparison of Quarter Ended March 31, 2006 and 2005
     Net income increased $33.4 million to $55.7 million primarily due to higher realized oil and gas prices, higher production volumes and a favorable mark-to-market value adjustment on oil and gas derivatives that do not qualify for hedge accounting. Oil and gas revenues for the first quarter of 2006 reached $176.3 million and were 64% higher than 2005 due to higher oil and gas prices and a 12% increase in production. A 75% increase in total revenues was partially offset by higher exploration expenses, non-cash stock compensation expense, operating costs, DD&A and interest expense.
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
     Production volumes increased 12% from the first quarter of 2005 primarily due to continued drilling success. Our production for the first quarter was 257.1 Mmcfe per day of which 52% was attributable to our Southwestern division, 39% to our Appalachian division and 9% to our Gulf Coast division.
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
     General and administrative expense for the first quarter of 2006 increased $2.8 million from 2005 due to higher salaries and benefits ($1.7 million) and higher legal expenses ($650,000). On a per mcfe basis, general and administration expense increased from $0.32 per mcfe in 2005 to $0.41 per mcfe in 2006.

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
     The following table presents information about our operating expenses per mcfe for the three months ended March 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005	Change	%
Direct operating expense	$0.84	$0.72	$0.12	17%
Production and ad valorem tax expense	0.42	0.28	0.14	50%
General and administration expense	0.41	0.32	0.09	25%
Interest expense	0.46	0.42	0.04	10%
Depletion, depreciation and amortization expense	1.49	1.45	0.04	3%
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
Bank Debt
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2006. Under the bank credit facility, common and preferred dividends are permitted, subject to the terms of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances occurring since December 31, 2001. Approximately $399.0 million was available under the bank credit facility’s restricted payment basket on March 31, 2006. The terms of the 6-3/8% Notes and the 7-3/8% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings since the issuance of the notes and 100% of net cash proceeds from common stock issuances. Approximately $461.3 million was available under both the 6-3/8% Notes and the 7-3/8% Notes restricted payment basket on March 31, 2006.
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
     At March 31, 2006, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Average Hedge Price
Natural Gas
2006	Swaps	10,773 Mmbtu/day	$6.29
2006	Collars	113,318 Mmbtu/day	$6.18 - $ 8.35
2007	Swaps	7,500 Mmbtu/day	$6.86
2007	Collars	93,500 Mmbtu/day	$7.07 - $ 9.85
2008	Collars	50,000 Mmbtu/day	$7.90 - $11.43

Crude Oil
2006	Swaps	400 bbl/day	$35.00
2006	Collars	6,864 bbl/day	$39.83 - $49.05
2007	Collars	5,800 bbl/day	$52.90 - $64.58
2008	Collars	3,500 bbl/day	$55.01 - $74.89
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

May 11, 2006

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