Form 10-Q
period 2006-09-30
RANGE RESOURCES CORP
filed 2006-10-26
CIK 315852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes  ☑     No  ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☑     Accelerated Filer  ☐     Non-Accelerated Filer  ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
138,629,929 Common Shares were outstanding on October 23, 2006.

RANGE RESOURCES CORPORATION
FORM 10-Q
Quarter Ended September 30, 2006
          Unless the context otherwise indicates, all references in this report to “Range” “we” “us” or “our” are to Range Resources Corporation and its subsidiaries.

PART I – Financial Information
ITEM 1. – Financial Statements
RANGE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current assets
Cash and equivalents	$2,251	$4,750
Accounts receivable, less allowance for doubtful accounts of $488 and $624	121,362	128,532
Unrealized derivative gain	52,558	425
Deferred tax asset	2,647	61,677
Inventory and other	15,493	12,593
Assets held for sale	117,275	—

Total current assets	311,586	207,977

Unrealized derivative gain	71,850	—
Equity method investment	12,523	—

Oil and gas properties, successful efforts method	3,461,697	2,548,090
Accumulated depletion and depreciation	(915,222)	(806,908)

	2,546,475	1,741,182

Transportation and field assets	74,919	65,210
Accumulated depreciation and amortization	(31,057)	(25,966)

	43,862	39,244

Other assets	64,954	30,582

Total assets	$3,051,250	$2,018,985

Liabilities
Current liabilities
Accounts payable	$150,996	$119,907
Asset retirement obligations	3,796	3,166
Accrued liabilities	38,627	28,372
Accrued interest	11,417	10,214
Unrealized derivative loss	11,172	160,101

Total current liabilities	216,008	321,760

Bank debt	384,700	269,200
Subordinated notes	596,694	346,948
Deferred tax, net	469,612	174,817
Unrealized derivative loss	4,880	70,948
Deferred compensation liability	82,290	73,492
Asset retirement obligations	72,937	64,897
Commitments and contingencies

Stockholders’ equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 250,000,000 shares authorized, 138,546,673 shares issued at September 30, 2006 and 129,913,046 shares issued at December 31, 2005	1,385	1,299
Common stock held in treasury – none at September 30, 2006 and 5,826 shares at December 31, 2005	—	(81)
Capital in excess of par value	1,068,763	845,519
Retained earnings	164,054	13,800
Common stock held by employee benefit trust, 1,881,176 shares at September 30, 2006 and 1,971,605 shares at December 31, 2005, at cost	(21,939)	(11,852)
Deferred compensation	—	(4,635)
Accumulated other comprehensive income (loss)	11,866	(147,127)

Total stockholders’ equity	1,224,129	696,923

Total liabilities and stockholders’ equity	$3,051,250	$2,018,985

See accompanying notes

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Oil and gas sales	$172,647	$142,055	$506,605	$368,193
Transportation and gathering	1,034	703	2,009	1,862
Mark-to-market on oil and gas derivatives	54,950	—	83,734	—
Other	249	(968)	3,253	(621)

Total revenue	228,880	141,790	595,601	369,434

Costs and expenses
Direct operating	24,784	16,902	64,987	49,129
Production and ad valorem taxes	9,985	8,457	28,381	21,246
Exploration	16,512	7,725	34,367	20,120
General and administrative	12,170	9,019	36,014	21,863
Non-cash stock compensation	(2,638)	17,450	(347)	26,793
Interest expense	16,896	9,910	39,450	28,041
Depletion, depreciation and amortization	46,243	32,900	117,643	93,098

Total costs and expenses	123,952	102,363	320,495	260,290

Income from continuing operations before income taxes	104,928	39,427	275,106	109,144

Income tax
Current	615	331	1,815	331
Deferred	38,899	14,431	101,497	40,484

	39,514	14,762	103,312	40,815

Income from continuing operations	65,414	24,665	171,794	68,329
Discontinued operations, net of income taxes	(14,084)	—	(13,519)	—

Net income	$51,330	$24,665	$158,275	$68,329

Earnings per common share:
Basic — income from continuing operations	$0.48	$0.19	$1.30	$0.56

- discontinued operations	$(0.11)	$—	$(0.10)	$—

- net income	$0.37	$0.19	$1.20	$0.56

Diluted — income from continuing operations	$0.46	$0.19	$1.25	$0.54

- discontinued operations	$(0.10)	$—	$(0.10)	$—

- net income	$0.36	$0.19	$1.15	$0.54

Dividends per common share	$0.02	$0.013	$0.06	$0.039

See accompanying notes

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Increase (decrease) in cash and equivalents Operating activities:
Net income	$158,275	$68,329
Adjustments to reconcile net income to net cash provided from operating activities:
Loss from discontinued operations	13,519	—
Loss from equity method investment	61	—
Deferred income tax expense	101,497	40,484
Depletion, depreciation and amortization	117,643	93,098
Unrealized derivative gains	(3,178)	377
Mark-to-market on oil and gas derivatives	(83,734)	—
Allowance for bad debts	33	675
Exploration dry hole costs	10,314	2,504
Amortization of deferred issuance costs and other	1,221	1,261
Deferred compensation adjustments	13,839	30,413
Loss on sale of assets and other	976	157
Changes in working capital, net of amounts from business acquisition:
Accounts receivable	32,497	(16,954)
Inventory and other	(1,911)	(6,879)
Accounts payable	(17,800)	5,535
Accrued liabilities and other	(878)	(2)

Net cash provided from continuing operations	342,374	218,998
Net cash provided from discontinued operations	5,766	—

Net cash provided from operating activities	348,140	218,998

Investing activities:
Additions to oil and gas properties	(339,686)	(194,128)
Additions to field service assets	(10,033)	(7,183)
Acquisitions, net of cash acquired	(336,735)	(145,341)
Investing activities of discontinued operations	(7,306)	—
Investment in equity method affiliate and other assets	(21,008)	—
Proceeds from disposal of assets and other	166	5,141

Net cash used in investing activities	(714,602)	(341,511)

Financing activities:
Borrowings on credit facility	650,500	217,600
Repayments on credit facility	(535,000)	(361,700)
Other debt repayments	—	(16)
Debt issuance costs	(5,560)	(4,118)
Treasury stock purchases	—	(2,808)
Dividends paid – common stock	(8,021)	(4,990)
– preferred stock	—	(2,213)
Issuance of subordinated notes	249,500	150,000
Issuance of common stock	12,544	113,764

Net cash provided from financing activities	363,963	105,519

Net decrease in cash and equivalents	(2,499)	(16,994)
Cash and equivalents at beginning of period	4,750	18,382

Cash and equivalents at end of period	$2,251	$1,388

See accompanying notes

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$51,330	$24,665	$158,275	$68,329
Net deferred hedge gains (losses), net of tax:
Contract settlements for current period sales reclassified to income	8,511	26,068	29,351	53,325
Change in unrealized deferred hedging gains (losses)	72,692	(169,344)	129,451	(235,462)
Change in unrealized gains on securities held by deferred compensation plan, net of taxes	433	539	191	642

Comprehensive income (loss)	$132,966	$(118,072)	$317,268	$(113,166)

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
     Certain reclassifications of prior year data have been made to conform to 2006 classifications. For the first six months of 2006, non-cash compensation expense recognized as a result of adopting Statement No. 123(R) was recorded in non-cash stock compensation. The nine months ended September 2006 includes a year-to-date reclassification of this expense from non-cash stock compensation into direct operating expense ($645,000), exploration expense ($1.2 million), general and administrative expense ($5.1 million) and a reduction of $145,000 in transportation and gathering revenues which aligns the Statement No. 123(R) expense with the respective employee’s cash compensation. The following table is a summary of this reclassification by quarter (in thousands):

	Three Months		Six Months
	Ended		Ended
	March 31,	June 30,	June 30,
	2006	2006	2006
Transportation and gathering revenues	$65	$80	$145
Direct operating expense	285	360	645
Exploration expense	559	653	1,212
General and administrative expense	1,931	3,208	5,139

Statement No. 123(R) expense	$2,840	$4,301	$7,141

      The 2005 SARs-related expense has also been reclassified to conform to this presentation. The $2.7 million of mark-to-market SARs expense was reclassed to transportation and gathering revenues ($55,000), direct operating expense ($226,000), exploration expense ($551,000) and general and administrative expense ($1.8 million). Unlike the other forms of stock compensation, the deferred compensation plan cost is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories.
(3) ACQUISITIONS AND DISPOSITIONS
     Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our consolidated statements of operations from the date of acquisition. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. We purchased various properties for $707.2 million and $167.3 million during the nine months ended September 30, 2006 and 2005, respectively. The purchases included $649.1 million and $153.0 million for proved oil and gas reserves for the nine months ended September 30, 2006 and 2005, respectively, with the remainder representing unproved acreage.
     Our purchases in 2006 include the acquisition in June of Stroud Energy, Inc., or Stroud, a private oil and gas company with operations in the Barnett Shale in North Texas, the Cotton Valley in East Texas and the Austin Chalk in Central Texas. To acquire Stroud, we paid $171.5 million of cash (including transaction costs) and issued 6.5 million shares of our common stock. The cash portion of the acquisition was funded with borrowings under our bank facility. We also assumed $106.7 million of Stroud’s debt which was retired with borrowings under our bank facility. The fair value of consideration issued was based on the average of our stock price for the five day period before and after May 11, 2006, the date the acquisition was announced.

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed at closing. We are in the process of finalizing fair value estimates for certain assets and liabilities, particularly pre-acquisition revenues and expenses; thus the allocation of purchase price is preliminary (in thousands):

Purchase price:
Cash paid (including transaction costs)	$171,480
6.5 million shares of common stock (at fair value of $27.26 per share)	177,641
Stock options assumed (652,000 options)	9,478
Debt retired	106,700

Total	$465,299

Allocation of purchase price:
Working capital deficit	$(12,824)
Other long-term assets	767
Other property and equipment	39
Oil and gas properties	506,541
Assets held for sale	140,000
Deferred income taxes	(166,891)
Other long-term liabilities	(900)
Asset retirement obligations	(1,433)

Total	$465,299

     The following unaudited pro forma data include the results of operations as if the Stroud acquisition had been consummated at the beginning of 2005. The pro forma information for 2005 includes two material non-recurring amounts. The three months and the nine months ended September 30, 2005 pro forma information includes an $18.4 million pre-tax stock compensation expense related to restricted and unrestricted shares issued to Stroud management and employees and a pre-tax $6.2 million loss on repurchase of mandatorily redeemable preferred units. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor are they necessarily indicative of future results of operations (in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2006	2005
Revenues	$139,382	$630,421	$372,873
Income from continuing operations	$583	$170,690	$59,725
Net income	$3,857	$160,942	$43,524

Per share data:
Income from continuing operations-basic	$—	$1.25	$0.29
Income from continuing operations-diluted	$—	$1.21	$0.28

Net income-basic	$0.03	$1.18	$0.34
Net income-diluted	$0.03	$1.14	$0.32

(4) ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     As part of the Stroud acquisition (see discussion in Note 3), we purchased Austin Chalk properties in Central Texas which we plan to sell. Management has been authorized to sell the properties which are expected to be sold within the next nine months. We believe we have met the criteria of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” that allow us to classify these assets as held for sale on our balance sheet. We will present the results of operations (revenues less direct expenses, interest, impairment and taxes) as discontinued operations in all future periods. Discontinued operations for the three months and the nine months ended September 30, 2006 are summarized as follows:

	Three Months	June 19, 2006
	Ended	through
	September 30,	September 30,
	2006	2006
Revenues	$9,721	$10,739
Less:
Direct operating and production and ad valorem taxes	773	894
General and administrative	175	175
Interest expense (1)	752	752
Impairment and accretion expense (2)	30,376	30,376

Net loss before income taxes	(22,355)	(21,458)
Income tax benefit	8,271	7,939

Net loss from discontinued operations	$(14,084)	$(13,519)

Average daily production:
Crude oil (bbls)	97	97
Natural gas (mcfs)	16,250	16,448
Total (per mcfe)	16,832	17,030

(1)	Interest expense is allocated to discontinued operations based on our ratio of consolidated debt to equity at the time of the acquisition.

(2)	Impairment expense includes losses in fair value resulting from lower oil and gas prices and production. Gains for subsequent increases in fair value due to higher oil and gas prices will be recognized to the extent impairment has been previously recognized.
     At the acquisition date, Nymex oil and gas prices were $0.22 per barrel and $0.29 per mcf higher than September 30, 2006. The Company believes that the reduction in oil and gas prices has reduced the fair value of assets being held for sale by $25.0 million. The remainder of the impairment and accretion amount is due to the changes in the discount rate used to estimate fair value and the volumes produced since the acquisition date.
(5) SUSPENDED EXPLORATORY WELL COSTS
     The following table reflects the changes in capitalized exploratory well costs for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Beginning of period	$25,340	$7,332
Additions to capitalized exploratory well costs pending the determination of proved reserves	8,350	26,915
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(13,979)	(8,614)
Capitalized exploratory well costs charged to expense	(3,341)	(293)

End of period	16,370	25,340
Less exploratory well costs that have been capitalized for a period of one year or less	(9,501)	(21,589)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$6,869	$3,751

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	4	3

     As of September 30, 2006, of the $6.9 million of capitalized exploratory well costs that have been capitalized for more than one year, each of the wells have additional exploratory wells in the same prospect area drilling or firmly planned. The $16.4 million of capitalized exploratory well costs at September 30, 2006 was incurred in 2006 ($8.4 million), in 2005 ($5.6 million) and in 2004 ($2.4 million).

(6) ASSET RETIREMENT OBLIGATIONS
     A reconciliation of our liability for plugging and abandonment costs for the nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Beginning of period	$68,063	$70,727
Liabilities incurred	3,150	3,020
Acquisitions	1,433	—
Liabilities settled	(2,973)	(3,097)
Accretion expense – continuing operations	3,412	3,809
Accretion expense – discontinued operations	14	—
Change in estimate	3,634	(1,429)

End of period	$76,733	$73,030

     Accretion expense is recognized as a component of depreciation, depletion and amortization.
(7) STOCK-BASED COMPENSATION
     Prior to January 1, 2006, we accounted for stock options granted under our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” For our stock options, no stock-based compensation expense was recognized in our statements of operations prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost for stock options and stock appreciation rights recognized in the first nine months of 2006 includes (a) compensation cost ($8.4 million) for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the remaining service period and the grant date fair value estimated in accordance with the original provisions of Statement No. 123 and (b) compensation cost ($2.7 million) for all stock-based payments granted subsequent to December 31, 2005, based on the service period and the grant-date fair value estimated in accordance with Statement No. 123(R). Pursuant to Statement No. 123(R), results for prior periods have not been restated. Prior to the third quarter of 2006, Statement No. 123(R) expense was included in non-cash stock compensation. Beginning in 2006, stock compensation has been allocated to direct operating expense ($1.0 million), exploration expense ($1.8 million), general and administrative expense ($8.0 million) and $225,000 to transportation and gathering revenues to align Statement No. 123(R) expense with the employee’s cash compensation. All 2006 and 2005 periods presented have been restated to present stock compensation on a consistent basis.
     We also began granting stock settled stock appreciation rights, or SARs, in July 2005 as part of our stock-based compensation plans to reduce the dilutive impact of our equity plans. Prior to January 1, 2006, we accounted for these SARs grants under the recognition and measurement provisions of APB Opinion No. 25, which require expense to be recognized equal to the amount by which the quoted market value exceeded the original grant price on a mark-to-market basis. Therefore, we recognized $5.8 million of compensation cost in the last six months of 2005 related to SARs. The 2005 SARs related expense has been allocated to direct operating expense ($226,000), exploration expense ($551,000), general and administrative expense ($1.8 million) and a $55,000 reduction to transportation and gathering revenues. Beginning January 1, 2006, as required under the provisions of Statement No. 123(R), those SARs granted prior to, but not yet vested as of December 31, 2005, are being expensed over the service period based on grant date fair value estimated in accordance with the original provisions of Statement No. 123 and all SARs granted subsequent to December 31, 2005 are being expensed over the service period based on grant-date fair value estimated in accordance with Statement No. 123(R).
     As a result of adopting Statement No. 123(R) on January 1, 2006, our income from continuing operations before income taxes and net income for the first nine months are $5.1 million and $3.2 million lower, respectively, than if we had continued to account for stock-based compensation under Opinion No. 25. Also, as a result of adopting Statement No. 123(R), our December 31, 2005 unearned deferred compensation and additional paid-in capital related to our restricted stock issuances was eliminated. As of September 30, 2006, there was $13.3 million of unrecognized compensation related to restricted stock awards expected to be recognized over the next 3 years.
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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$24,665	$68,329
Plus: Total stock-based employee compensation cost included in net income, net of tax	12,885	19,160
Deduct: Total stock-based employee compensation, determined under fair value based method, net of tax	(15,503)	(25,753)

Pro forma net income	$22,047	$61,736

Earnings per share:
Basic-as reported	$0.19	$0.56
Basic-pro forma	$0.17	$0.50

Diluted-as reported	$0.19	$0.54
Diluted-pro forma	$0.17	$0.48
     The weighted average fair value of SARs granted in the first nine months of 2006 was determined to be $8.50 based on the following assumptions: risk-free interest rate of 4.8%; dividend yield of 0.3%; expected volatility of 41%; and expected life of 3.53 years.
(8) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Non-cash investing and financing activities included:
Common stock issued under benefit plans	$887	$2,431
Asset retirement costs capitalized	6,765	1,470
6.5 million shares issued for Stroud acquisition	177,641	—
Stock options (652,000) assumed in Stroud acquisition	9,478	—
Net working capital assumed in Stroud acquisition	12,824	—

Net cash provided from operating activities included:
Income taxes paid	$86	$208
Interest paid	39,168	30,421
(9) INDEBTEDNESS
     We had the following debt outstanding as of the dates shown below (in thousands) (bank debt interest rate at September 30, 2006, is shown parenthetically). No interest expense was capitalized during the three months or the nine months ended September 30, 2006 and 2005, respectively.

	September 30,	December 31,
	2006	2005
Bank debt (6.7%)	$384,700	$269,200

Subordinated debt:
7-3/8% Senior Subordinated Notes due 2013, net of discount	197,182	196,948
6-3/8% Senior Subordinated Notes due 2015	150,000	150,000
7-1/2% Senior Subordinated Notes due 2016, net of discount	249,512	—

Total debt	$981,394	$616,148

Bank Debt
     On October 25, 2006, we entered into an amended and restated $800.0 million revolving bank facility, which is secured by substantially all of our assets. The bank credit facility provides for an initial commitment equal to the lesser of $800.0 million or the borrowing base. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually each April and October and pursuant to certain unscheduled redeterminations. At October 25, 2006, the borrowing base was $800.0 billion. At September 30, 2006, the outstanding balance under the bank credit facility was $384.7 million and there was $415.3 million of borrowing capacity available assuming the amended and restated credit facility was in effect on that date. As part of the amendment, the loan maturity was extended to October 25, 2011. Borrowing under the bank credit facility can either be base rate loans or LIBOR loans. On all base rate loans, the rate per annum is equal to the lesser of (i) the maximum rate (the “weekly ceiling” as defined in Section 303 of the Texas Finance Code or other applicable laws if greater) (the “Maximum Rate”) or, (ii) the sum of (A) the higher of (1) the prime rate for such date, or (2) the sum of the federal funds effective rate for such date plus one-half of one percent (0.50%) per annum, plus a base rate margin of between 0.0% to 0.5% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. On all LIBOR loans, we pay a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the sum of the quotient of (A) the LIBOR base rate, divided by (B) one minus the reserve requirement applicable to such interest period, plus a LIBOR margin of between 1.0% and 1.75% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any part of the base rate loans to LIBOR loans. The weighted average interest rate on the bank credit facility was 6.7% and 4.6% for the three months ended September 30, 2006 and 2005, respectively. The weighted average interest rate on the bank credit facility was 6.3% and 4.3% for the nine months ended September 30, 2006 and 2005, respectively. A commitment fee is paid on the undrawn balance based on an annual rate of between 0.25% and 0.375%. At September 30, 2006, the commitment fee was 0.375% and the interest rate margin was 1.25%. At October 23, 2006, the interest rate (including applicable margin) was 6.6%.
7-3/8% Senior Subordinated Notes due 2013
     In 2003, we issued $100.0 million of 7-3/8% senior subordinated notes due 2013, or the 7-3/8% Notes. In 2004, we issued an additional $100.0 million of 7-3/8% Notes; therefore, $200.0 million of the 7-3/8% Notes is currently outstanding. We pay interest on the 7-3/8% Notes semi-annually in January and July of each year. The 7-3/8% Notes mature in 2013 and are guaranteed by certain of our subsidiaries. The 7-3/8% Notes were issued at a discount which is amortized into interest expense over the life of the 7-3/8% Notes.
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
7-1/2% Senior Subordinated Notes due 2016
     In May 2006, we issued $150.0 million of 7-1/2% Senior Subordinated Notes due 2016, or the 7-1/2% Notes. In August 2006, we issued an additional $100.0 million of 7-1/2% Notes; therefore, $250.0 million of the 7-1/2% Notes is currently outstanding. We pay interest on the 7-1/2% Notes semi-annually in May and November of each year. The 7-1/2% Notes mature in 2016 and are guaranteed by certain of our subsidiaries. The August 2006 issuance of the 7-1/2% Notes was issued at a discount which is amortized into interest expense over the life of the 7-1/2% Notes.
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
Subsidiary Guarantors
     Range Resources Corporation is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees of the 7-3/8% Notes, the 6-3/8% Notes and the 7-1/2% Notes are full and unconditional and joint and several; any subsidiaries, other than the subsidiary guarantors, are minor subsidiaries.
Debt Covenants
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at September 30, 2006. Under the bank credit facility, dividends are permitted, subject to the provisions of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances. Approximately $449.1 million was available under the bank credit facility’s restricted payment basket on September 30, 2006. The terms of the 6-3/8% Notes, the 7-3/8% Notes and the 7-1/2% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings and equity issuances since the original issuance of the notes. At September 30, 2006, $494.2 million was available under the 6-3/8% Notes, the 7-3/8% Notes, and the 7-1/2% Notes restricted payment baskets.
(10) DERIVATIVE ACTIVITIES
     At September 30, 2006, we had open swap contracts covering 69.5 Bcf of gas at prices averaging $9.35 per mcf and 36.8 thousand barrels of oil at prices averaging $35.00 per barrel. We also had collars covering 70.2 Bcf of gas at weighted average floor and cap prices which range from $7.27 to $10.17 per mcf and 4.2 million barrels of oil at weighted average floor and cap prices that range from $52.33 to $65.80 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and a reference price, generally New York Mercantile Exchange, or the NYMEX, on September 30, 2006, was a net unrealized pre-tax gain of $108.4 million. The contracts expire monthly through December 2008. Transaction gains and gains on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the production is sold. Oil and gas revenues were decreased by $46.6 million and $84.6 million due to realized losses in the nine months ended September 30, 2006 and 2005, respectively. Oil and gas revenues were decreased by $13.5 million and $41.4 million due to realized losses in the three months ended September 30, 2006 and 2005 respectively. Other revenues in our consolidated statements of operations include ineffective hedging gains on hedges that qualified for hedge accounting of $3.5 million and losses of $417,000 in the nine months ended September 30, 2006 and 2005, respectively. Other revenues includes ineffective hedging gains of $184,000 and losses of $665,000 in the three months ended September 30, 2006 and 2005, respectively. In the fourth quarter of 2005, certain of our gas hedges no longer qualified for hedge accounting and were marked to market in the first nine months of 2006 which resulted in a gain of $83.7 million in the nine months then ended and a gain of $54.9 million in the three months ended September 30, 2006.

     The following table sets forth our derivative volumes by year as of September 30, 2006:

Period	Contract Type	Volume Hedged	Average Hedge Price
Natural Gas
2006	Swaps	10,761 Mmbtu/day	$6.48
2006	Collars	153,283 Mmbtu/day	$6.68 - $8.89
2007	Swaps	82,500 Mmbtu/day	$9.34
2007	Collars	98,500 Mmbtu/day	$7.13 - $9.99
2008	Swaps	105,000 Mmbtu/day	$9.42
2008	Collars	55,000 Mmbtu/day	$7.93 - $11.40

Crude Oil
2006	Swaps	400 bbl/day	$35.00
2006	Collars	6,863 bbl/day	$39.83 - $49.05
2007	Collars	5,800 bbl/day	$52.90 - $64.58
2008	Collars	4,000 bbl/day	$56.89 - $74.78
     We have used interest rate swap agreements to manage the interest rate risk under the variable rate bank credit facility which may be adversely affected by volatility in market rates. Our interest rate swap agreements ended on June 30, 2006.
     Hedging activities are conducted with major financial and commodities trading institutions which we believe are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of the counterparties is subject to continuing review.
(11) COMMITMENTS AND CONTINGENCIES
     We are involved in various legal actions and claims arising in the ordinary course of business, one of which is Jack Freeman, et al. v. Great Lakes Energy Partners L.L.C., et al. This was a class-action suit filed in 2000 against Great Lakes and Range in the state court of Chautauqua County, New York. The plaintiffs were seeking to recover actual damages and expenses plus punitive damages based on allegations that we sold gas to affiliates and gas marketers at low prices, and that inappropriate post production expenses were used to reduce proceeds to the royalty owners, and that improper accounting was used for the royalty owners’ share of gas. A negotiated settlement of $725,000 was agreed to and reflected in general and administrative expense in the fourth quarter of 2005. During the second quarter of 2006, the Court approved the negotiated settlement and in July 2006, this lawsuit was settled at the negotiated amount. In management’s opinion, we are not involved in any litigation, the outcome of which would have a material adverse effect on our financial position, results of operations or liquidity.
     As of September 30, 2006, we have contracts with two drilling contractors to use two drilling rigs with terms of up to two years and minimum future commitments of $3.5 million in 2006, $12.8 million in 2007 and $2.2 million in 2008. Early termination of these contracts at September 30, 2006 would have required us to pay maximum penalties of $14.0 million. We do not expect to pay any early termination penalties related to these contracts. We also entered into a new ten-year office lease which begins in April 2007 with payments of $1.4 million per year for the first five years and $1.6 million for the next five years.

(12) CAPITAL STOCK
     We have authorized capital stock of 260 million shares, which includes 250 million shares of common stock and 10 million shares of preferred stock. All shares have been adjusted to reflect the three-for-two common stock split effected on December 2, 2005. The following is a schedule of changes in the number of common shares outstanding from January 1, 2005 to September 30, 2006:

	Nine Months	Twelve Months
	Ended	Ended
	September 30, 2006	December 31, 2005
Beginning balance	129,907,220	121,829,027

Public offerings	—	6,900,000
Shares issued for Stroud acquisition	6,517,498	—
Stock options/SARs exercised	1,612,645	1,105,549
Restricted stock	471,109	—
Deferred compensation plan	11,689	20,885
Shares issued in lieu of bonuses	20,686	25,590
Shares contributed to 401(k) plan	—	33,018
Fractional shares	—	(1,023)
Treasury shares	5,826	(5,826)

	8,639,453	8,078,193

Ending balance	138,546,673	129,907,220

Treasury Stock
     In 2005, we bought in open market purchases, 201,000 shares at an average price of $14.00. As of September 30, 2006, all of these shares had been used for equity compensation. The Board of Directors has approved up to $10.0 million of additional repurchases of common stock based on market conditions and opportunities.
(13) EMPLOYEE BENEFIT AND EQUITY PLANS
     We have six equity-based stock plans, of which two are active. Under the active plans, incentive and non-qualified options, stock appreciation rights (or SARs), restricted stock awards, phantom stock rights and annual cash incentive awards may be issued to directors and employees pursuant to decisions of the Compensation Committee of the Board of Directors which is made up of independent directors. All awards granted under these plans have been issued at the prevailing market price at the time of the grant. Information with respect to stock option and SARs activities is summarized below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding on December 31, 2005	8,742,305	$9.31
Granted	1,613,910	24.29
Stock options assumed in Stroud acquisition	652,062	19.67
Exercised	(1,689,248)	8.59
Expired/forfeited	(101,714)	16.43

Outstanding on September 30, 2006 (a)	9,217,315	$12.72

(a)	Includes options outstanding under our inactive plans of 5.4 million under the 1999 Stock Option plan, 252,000 under the Outside Directors’ Stock Option plan, 116,200 under the 1989 Stock Option plan and 382,000 under the Stroud plan. The total outstanding at September 30, 2006 includes 3.1 million SARs.

     The following table shows information with respect to outstanding stock options and SARs at September 30, 2006:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$ 1.29 – $ 4.99	2,679,503	3.05	$3.60	2,643,502	$3.58
5.00 – 9.99	1,417,772	2.38	7.01	702,810	7.02
10.00 – 14.99	420,293	3.08	11.41	245,242	11.85
15.00 – 19.99	2,937,514	4.13	17.04	957,905	17.67
20.00 – 24.99	1,639,733	4.65	24.15	138,273	23.84
25.00 – 27.31	122,500	4.41	26.31	3,150	25.51

Total	9,217,315	3.60	$12.72	4,690,882	$8.02

     As of September 30, 2006, the aggregate intrinsic value (the difference in value between exercise and market price) of the awards outstanding was $115.5 million. The aggregate intrinsic value and weighted average remaining contractual life of stock option awards currently exercisable was $80.8 million and 3.53 years. As of September 30, 2006, the number of fully-vested awards and awards expected to vest was 9.0 million. The weighted average exercise price and weighted average remaining contractual life of these awards were $12.53 and 3.59 years and the aggregate intrinsic value was $114.2 million. As of September 30, 2006, unrecognized compensation cost related to the awards was $19.9 million, which is expected to be recognized over a weighted average period of 1.08 years.
Restricted Stock Grants
     During the first nine months of 2006, 476,200 shares of restricted stock (5,100 shares from treasury stock) were issued to directors and employees at an average price of $24.32. These grants included 15,000 issued to directors, which vest immediately and 461,200 to employees with a three-year vesting period. In 2005, we issued 192,500 shares of restricted stock (from treasury stock) as compensation to directors and employees at an average price of $22.47. The restricted grants included 26,200 issued to directors, which vest immediately, and 166,300 to employees with vesting ranging from three to four years. We recorded compensation expense related to these grants which is based upon the market value of the shares on the date of grant of $2.8 million and $632,000 in the nine-month periods ended September 30, 2006 and 2005, respectively.
     A summary of the status of our unvested restricted stock outstanding as of September 30, 2006, and changes during the nine months then ended, is presented below:

		Weighted Average
		Grant- Date
	Shares	Fair Value
Outstanding on January 1, 2006	251,232	$14.21
Granted	476,161	24.32
Vested	(163,525)	16.08
Forfeited	(6,128)	16.21

Outstanding on September 30, 2006	557,740	$22.27

Deferred Compensation Plan
     In December 2004, we adopted the Range Resources Corporation Deferred Compensation Plan, or the 2005 Deferred Compensation Plan. The 2005 Deferred Compensation Plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invests such amounts in Range common stock or makes other investments at the individual’s discretion. The assets of the plan are held in a rabbi trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability and the carrying value of the deferred compensation liability is adjusted to fair value each reporting period by a charge or credit to non-cash stock compensation expense on our consolidated statement of operations. The assets of the Rabbi Trust, other than Range common stock, are invested in marketable securities and reported at market value in other assets on our consolidated balance sheet. The deferred compensation liability on our balance sheet reflects the market value of the securities held in the Rabbi

Trusts. The cost of common stock held in the Rabbi Trusts is shown as a reduction to stockholders’ equity. Changes in the market value of the marketable securities are reflected in other comprehensive income, or OCI, changes in the fair value of the liability are charged or credited to non-cash stock compensation expense each quarter. Based on a decline in our stock price of $1.95 for the three months ended September 30, 2006 and $1.10 for the nine months then ended, we recorded non-cash mark-to-market income of $3.3 million in the three months and $562,000 in the nine months ended September 30, 2006. Based on an increase in our stock price of $7.81 for the three months ended September 30, 2005 and $12.10 for the nine months then ended, we recorded non-cash mark-to-market expense of $16.6 million in the three months and $25.9 million in the nine months ended September 30, 2005.
(14) INCOME TAXES
     The significant components of deferred tax liabilities and assets on September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Deferred tax assets (liabilities)
Net unrealized (gain) loss on derivative contracts	$(41,266)	$85,462
Net operating loss carryover	89,335	76,944
Other	80,498	70,524
Depreciation and depletion	(595,532)	(346,070)

Net deferred tax liability	$(466,965)	$(113,140)

     At December 31, 2005, we had regular net operating loss, or NOL, carryovers of $207.2 million and alternative minimum tax, or AMT, NOL carryovers of $179.2 million that expire between 2012 and 2025. At December 31, 2005, we had AMT credit carryovers of $0.7 million that are not subject to limitation or expiration.

(15) EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$65,414	$24,665	$171,794	$68,329
Loss from discontinued operations	(14,084)	—	(13,519)	—

Net income	$51,330	$24,665	$158,275	$68,329

Denominator:
Weighted average shares outstanding	138,318	129,617	133,767	125,156
Stock held in the deferred compensation plan and treasury shares	(1,335)	(2,213)	(1,341)	(2,202)

Weighted average shares, basic	136,983	127,404	132,426	122,954

Effect of dilutive securities:
Weighted average shares outstanding	138,318	129,617	133,767	125,156
Employee stock options and other	3,704	2,913	3,699	2,553

Dilutive potential common shares for diluted earnings per share	142,022	132,530	137,466	127,709

Earnings per common share:
Income from continuing operations
-Basic	$0.48	$0.19	$1.30	$0.56
-Diluted	$0.46	$0.19	$1.25	$0.54
Income from discontinued operations
-Basic	$(0.11)	$—	$(0.10)	$—
-Diluted	$(0.10)	$—	$(0.10)	$—
Net income
-Basic	$0.37	$0.19	$1.20	$0.56
-Diluted	$0.36	$0.19	$1.15	$0.54
     Stock appreciation rights (SARs) for 18,000 shares were outstanding but not included in the computations of diluted net income per share for the three month and the nine month periods ended September 30, 2006 because the exercise price of the SARs was greater than the average price of the common shares and would be anti-dilutive to the computations.
(16) CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

	September 30,	December 31,
	2006	2005
Oil and gas properties:
Properties subject to depletion	$3,251,908	$2,519,454
Unproved properties	209,789	28,636

Total	3,461,697	2,548,090
Accumulated depletion	(915,222)	(806,908)

Net	$2,546,475	$1,741,182

(17) COSTS INCURRED FOR PROPERTY ACQUISITIONS, EXPLORATION AND DEVELOPMENT

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2006	2005
Costs incurred (a):
Acquisitions:
Leasehold purchases (b)	$58,095	$20,674
Proved oil and gas properties	347,912	131,748
Unproved property	132,821	—
Purchase price adjustment (c)	166,891	20,966
Asset retirement obligations	1,433	119
Gas gathering facilities	—	8

	707,152	173,515
Development	329,660	252,574

Exploration (d)	49,029	59,539

Gas gathering facilities	14,564	11,415

Subtotal	1,100,405	497,043

Asset retirement obligations	6,765	(1,730)

Total	$1,107,170	$495,313

(a)	Includes costs incurred whether capital or expense.

(b)	Leasehold acquired for ongoing exploration and development activity.

(c)	Represents non-cash gross up to account for difference in book and tax basis of acquisitions.

(d)	Includes $34,367 and $29,437 of exploration costs expensed in the nine months ended September 30, 2006 and the twelve months ended December 31, 2005, respectively.
(18) ACCOUNTING STANDARDS NOT YET ADOPTED
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No., 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 to determine the impact on our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as the consolidated financial statements and notes thereto included in this quarterly report on 10-Q.
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For additional risk factors affecting our business, see the information in Item 1A in our 2005 Annual Report on Form 10-K and subsequent filings. As discussed in Note 4, we plan to sell the Austin Chalk properties we purchased as part of our Stroud acquisition. The Austin Chalk properties are reflected on our consolidated financial statements as “discontinued operations.” Except where noted, discussions in this report relate to our continuing activities.
Critical Accounting Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from the estimates and assumptions used.
     On January 1, 2006, we adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) eliminates the option of using the intrinsic value method of accounting previously available, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. See Note 7 to our unaudited financial statements included elsewhere in this Form 10-Q for more information. There have been no other material changes to our critical accounting estimates subsequent to December 31, 2005.

Results of Operations
     Volumes and sales data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Production:
Crude oil (bbls)	803,224	795,775	2,355,348	2,230,299
NGLs (bbls)	277,161	252,654	831,814	748,951
Natural gas (mcfs)	20,128,662	16,165,918	54,650,369	46,364,057
Total (mcfe) (a)	26,610,972	22,456,492	73,773,341	64,239,557

Average daily production:
Crude oil (bbls)	8,731	8,650	8,628	8,170
NGLs (bbls)	3,013	2,746	3,047	2,743
Natural gas (mcfs)	218,790	175,717	200,184	169,832
Total (mcfe) (a)	289,250	244,092	270,232	235,310

Average sales prices (excluding hedging):
Crude oil (per bbl)	$64.69	$59.90	$63.61	$52.21
NGLs (per bbl)	$39.48	$32.90	$34.88	$29.08
Natural gas (per mcf)	$6.12	$7.88	$6.85	$6.79
Total (per mcfe) (a)	$7.00	$8.17	$7.50	$7.05

Average sales price (including hedging):
Crude oil (per bbl)	$46.10	$41.77	$46.66	$38.11
NGLs (per bbl)	$39.48	$27.97	$34.88	$25.26
Natural gas (per mcf)	$6.19	$6.29	$6.73	$5.70
Total (per mcfe) (a)	$6.49	$6.33	$6.87	$5.73

Average NYMEX prices (b):
Oil per Bbl	$70.48	$63.19	$68.22	$55.40
Gas per Mmbtu	$6.53	$8.25	$7.47	$7.12

(a)	Oil and NGLs are converted at the rate of one barrel equals six mcfe. Excludes discontinued operations.

(b)	Based on average of bid week prompt month prices.
Overview
     Total revenues increased 61% for the third quarter of 2006 over the same period of 2005. This increase is due to higher production and realized prices and a favorable mark-to-market value adjustment on oil and gas derivatives. For the third quarter of 2006, production increased 19% from last year due to the continued success of our drilling program and recent acquisitions. Realized oil and gas prices were higher by 2% in the third quarter of 2006 compared to the same period of 2005 reflecting the expiration of our lower-priced oil and gas hedges. Our remaining hedges reduced revenue by $13.5 million in the third quarter of 2006 and by $41.4 million in the same period of 2005.
     Higher production volumes and higher realized oil and gas prices have improved our profit margins. However, it is our belief that Range and the oil and gas industry as a whole continues to experience higher costs due to heightened competition for qualified employees, goods and services. Also, while a significant portion of our production is hedged, market prices for oil and gas have declined during the second and third quarter of 2006. On a unit cost basis, our direct operating costs (excluding non-cash compensation expense) increased $0.18 per mcfe, which reflects a 24% increase from the third quarter of 2005 to the third quarter of 2006. As of the end of the quarter, some services costs have begun to level off and in some cases decline in response to lower oil and gas prices and reduced demand. Other costs, such as interest expense, personnel and general overhead, have continued to increase as we continue to grow our reserves, production volume and drilling inventory.

Comparison of Quarter Ended September 30, 2006 and 2005
     Net income increased $26.7 million to $51.3 million primarily due to higher realized oil and gas prices, higher production volumes, a favorable mark-to-market value adjustment on oil and gas derivatives and lower price fluctuations on our common stock held in our deferred compensation plan. Oil and gas revenues for the third quarter of 2006 reached $172.6 million and were 22% higher than 2005 due to slightly higher oil and gas prices and a 19% increase in production. A 61% increase in total revenues was partially offset by higher operating costs, DD&A, interest and exploration expense.
     Average realized price received for oil and gas during the third quarter of 2006 was $6.49 per mcfe, up 2% or $0.16 per mcfe from the same quarter of the prior year. The average price received in the third quarter for oil increased 10% to $46.10 per barrel and decreased 2% to $6.19 per mcf for gas from the same period of 2005. The effect of our hedging program decreased realized prices $0.51 per mcfe in the third quarter of 2006 versus a decrease of $1.84 per mcfe in the same period of 2005.
     Production volumes increased 19% from the third quarter of 2005 primarily due to continued drilling success and our integration of recent acquisitions. Our production for the third quarter was 289.3 mmcfe per day of which 56% was attributable to the Southwestern division, 36% to the Appalachian division and 8% to the Gulf Coast division.
     Other revenue increased in 2006 to $249,000 from a loss of $968,000 in 2005. The 2006 period includes $184,000 of ineffective hedging gains. Other revenue for 2005 includes $665,000 of ineffective hedging losses.
     Direct operating expense increased $7.9 million in the third quarter of 2006 to $24.8 million due to higher oilfield service costs, higher volumes and the integration of our recent acquisitions. Our operating expenses are increasing as we add new wells and maintain production from our existing properties. We incurred $1.7 million ($0.06 per mcfe) of workover costs in 2006 versus $1.4 million ($0.06 per mcfe) in 2005. The workover costs were primarily attributable to workovers on properties located in the Gulf of Mexico (continuing costs associated with the 2005 hurricanes) and the Southwestern properties. Direct operating expenses (excluding non-cash compensation expense) increased $0.18 per mcfe from the same period of 2005. This increase includes higher offshore well insurance ($0.04 per mcfe), surface facility maintenance ($0.03 per mcfe) and water disposal and equipment costs ($0.04 per mcfe).
     Production and ad valorem taxes are paid based on market prices, not hedged prices. These taxes increased $1.5 million or 18% from the same period of the prior year due to higher volumes and assessed values. Production and ad valorem taxes were $0.38 per mcfe in both 2006 and in 2005.
     Exploration expense increased $8.8 million from the same period of the prior year due principally to higher seismic expenditures ($3.1 million) and higher dry hole expense ($4.9 million). Exploration expense includes exploration personnel costs of $1.8 million in 2006 versus $1.4 million in 2005. The following table details our exploration-related expenses for the third quarter of 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005	Change	%
Exploration expense:				%
Dry hole expense	$5,566	$691	$4,875	705%
Seismic	7,248	4,168	3,080	74%
Personnel expense	1,760	1,383	377	27%
Non-cash compensation expense	757	568	189	33%
Other	1,181	915	266	29%

Total	$16,512	$7,725	$8,787	114%

     General and administrative expense for the third quarter of 2006 increased $3.2 million from 2005 due to $2.8 million of Statement No. 123(R) expenses, higher salaries and benefits ($2.1 million) and higher restricted stock amortization ($802,000), somewhat offset by lower legal and franchise tax expense. The 2005 period also includes $1.8 million of SARs-related expense. On a per mcfe basis, general and administrative expense (excluding non-cash compensation expense) decreased from $0.32 in 2005 to $0.31 in 2006.
     Non-cash stock compensation for the third quarter of 2006 decreased $20.1 million from 2005 primarily due to the decrease in market value of the common stock held in our deferred compensation plan.

     Interest expense for the third quarter of 2006 increased $7.0 million to $16.9 million due to rising interest rates, higher debt balances and the refinancing of certain debt from floating to higher fixed rates. In May and August 2006, we issued a total of $250.0 million of 7-1/2% Notes which added $3.8 million of interest costs in the third quarter of 2006. The proceeds from the issuance of the 7-1/2% Notes were used to retire lower interest rate floating bank debt. Average debt outstanding on the bank credit facility was $412.9 million and $286.1 million for the third quarter of 2006 and 2005, respectively and the average interest rates were 6.7% and 4.6%, respectively.
     Depletion, depreciation and amortization, or DD&A, increased $13.3 million or 41% to $46.2 million in the third quarter of 2006 with a 19% increase in production and a 16% increase in depletion rates. The acquisition of Stroud increased our depletion rates approximately 12% in the three months ended September 30, 2006. The third quarter of 2006 includes impairment expense on an offshore property of $2.4 million ($0.09 per mcfe) due to declining oil and gas prices. On a per mcfe basis, DD&A increased from $1.47 in the third quarter of 2005 to $1.74 in the third quarter of 2006.
     Income tax expense for 2006 increased to $39.5 million reflecting the 166% increase in income from continuing operations before taxes compared to the same period of 2005. The third quarters of 2006 and 2005 provide for tax expense at an effective rate of approximately 37%. Current income taxes for the three months ended September 30, 2006 of $615,000 represent state income taxes.
     Discontinued operations includes the operating results of our Austin Chalk properties which were acquired as part of the Stroud transaction. The three months ended September 30, 2006 includes $30.4 million of impairment expense due to lower oil and gas prices and production. The impairment expense is the result of a decline in the fair value due to lower oil and gas prices and production since the acquisition date.
     The following table presents information about our operating expenses per mcfe for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005	Change	%
Direct operating expense (excluding non-cash compensation)	$0.92	$0.74	$0.18	24%
Direct operating expense non-cash compensation	0.01	.01	—	—
Production and ad valorem tax expense	0.38	0.38	—	—
General and administrative expense (excluding non-cash compensation)	0.31	0.32	(0.01)	(3%)
General and administrative non-cash compensation	0.15	0.09	0.06	67%
Interest expense	0.63	0.44	0.19	43%
Depletion, depreciation and amortization expense	1.74	1.47	0.27	18%
Comparison of the Nine Months Ended September 30, 2006 and 2005
     Net income increased $89.9 million to $158.3 million primarily due to higher realized oil and gas prices, higher production volumes, a favorable mark-to-market value adjustment on oil and gas derivatives and lower price fluctuations on our common stock held in our deferred compensation plan. Oil and gas revenues for the first nine months of 2006 reached $506.6 million and were 38% higher than 2005 due to higher oil and gas prices and a 15% increase in production. A 61% increase in total revenues was partially offset by higher exploration, general and administrative and operating costs, DD&A and interest expense.
     Average realized price received for oil and gas during the first nine months of 2006 was $6.87 per mcfe, up 20% or $1.14 per mcfe from the same period of the prior year. The average price received in the first nine months for oil increased 22% to $46.66 per barrel and increased 18% to $6.73 per mcf for gas from the same period of 2005. The effect of our hedging program decreased realized prices $0.63 per mcfe in the first nine months of 2006 versus a decrease of $1.32 per mcfe in the same period of 2005.
     Production volumes increased 15% from the same period of 2005 primarily due to continued drilling success and our recent acquisitions. Our production for the first nine months of 2006 was 270.2 mmcfe per day of which 54% was attributable to the Southwestern division, 38% to the Appalachian division and 8% to the Gulf Coast division.
     Other revenue increased in 2006 to $3.3 million from a loss of $621,000 in 2005. The 2006 period includes $3.5 million of ineffective hedging gains. Other revenue for 2005 includes $417,000 of ineffective hedging losses and $735,000 of net IPF expenses partially offset by a $110,000 favorable legal settlement.

     Direct operating expense increased $15.9 million in the first nine months of 2006 to $65.0 million due to higher oilfield service costs, higher volumes and additional costs due to the integration of our recent acquisitions. Our operating expenses are increasing as we add new wells and maintain production from our existing properties. We incurred $4.3 million ($0.06 per mcfe) of workover costs in 2006 versus $5.1 million ($0.08 per mcfe) in 2005. The workover costs were primarily attributable to workovers on properties located in the Gulf of Mexico (continuing costs associated with the 2005 hurricanes) and the Southwestern properties. Direct operating expenses (excluding non-cash compensation) increased $0.11 per mcfe from the same period of 2005. The nine months ended September 30, 2006 includes $1.0 million ($0.01 per mcfe) of non-cash compensation expense for stock-based compensation awards granted to field employees versus $226,000 of SARs-related expense in the same period of 2005.
     Production and ad valorem taxes are paid based on market prices, not hedged prices. These taxes increased $7.1 million or 33% from the same period of the prior year due to higher volumes and increasing prices and assessed values. Production and ad valorem taxes increased to $0.38 per mcfe in 2006 from $0.33 per mcfe in the same period of 2005.
     Exploration expense for the nine months of 2006 increased $14.2 million from 2005 due principally to higher dry hole costs ($7.8 million) and higher seismic expenditures ($3.4 million). Exploration expense includes exploration personnel costs of $4.9 million in 2006 versus $4.2 million in 2005. The nine months ended September 30, 2006 includes $1.8 million of non-cash compensation expense as a result of adopting Statement No. 123(R). The following table details our exploration-related expenses for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005	Change	%
Exploration expense:
Dry hole expense	$10,314	$2,505	$7,809	312%
Seismic	14,326	10,937	3,389	31%
Personnel expense	4,920	4,172	748	18%
Non-cash compensation	2,196	584	1,612	276%
Other	2,611	1,922	689	36%

Total	$34,367	$20,120	$14,247	71%

     General and administrative expense for the first nine months of 2006 increased $14.2 million from 2005 due to Statement No. 123(R) expense of $8.0 million, higher salaries and benefits ($4.3 million), higher amortization of restricted stock ($1.8 million), higher professional fees ($535,000) and higher office rental expense ($394,000). The 2005 period includes $1.8 million of SARs-related expense. On a per mcfe basis, general and administrative expense (excluding non-cash compensation) increased from $0.31 in 2005 to $0.35 in 2006.
     Non-cash stock compensation for the first nine months of 2006 was $27.1 million lower than the same period of 2005. This expense has declined due the decrease in market value of common stock held in the deferred compensation plan.
     Prior to the third quarter of 2006, all non-cash compensation expense recognized as a result of adopting Statement No. 123(R) was included in the income statement line item non-cash stock compensation expense. The nine months includes a year-to-date reclassification to allocate these expenses to direct operating expense ($645,000), exploration expense ($1.2 million), G&A expense ($5.1 million) and a $145,000 reduction of transportation and gathering revenue, which aligned the expense with the employee’s cash compensation. The $2.7 million of SARs-related expense in 2005 has also been reclassified to direct operating expense ($247,000), exploration expense ($551,000), general and administrative expense ($1.8 million) and a $34,000 reduction of transportation and gathering revenues.
     Interest expense for the first nine months of 2006 increased $11.4 million to $39.5 million due to rising interest rates and the refinancing of certain debt from floating to higher fixed rates. In May and August 2006, we issued a total of $250.0 million of 7-1/2% Notes which added $5.0 million of interest costs in the first nine months of 2006. The proceeds from the issuance of the 7-1/2% Notes were used to retire lower interest bank debt. Average debt outstanding on the bank credit facility was $318.7 million and $319.2 million for the first nine months of 2006 and 2005, respectively and the average interest rates were 6.3% and 4.3%, respectively.
     Depletion, depreciation and amortization, or DD&A, increased $24.5 million or 26% to $117.6 million in the first nine months of 2006 with a 15% increase in production and a 10% increase in depletion rates. The acquisition of Stroud increased our depletion rates approximately 5% in the nine months ended September 30, 2006. The nine months ended September 30, 2006 includes an impairment expense on an offshore well of $2.4 million ($0.03 per mcfe) due to declining oil and gas prices. On a per mcfe basis, DD&A increased from $1.45 in the first nine months of 2005 to $1.59 in the first nine months of 2006.

     Income tax expense for 2006 increased to $103.3 million reflecting the 151% increase in income from continuing operations before taxes compared to the same period of 2005. The first nine months of 2006 and 2005 provide for a tax expense at an effective rate of approximately 37%. Current income taxes of $1.8 million represent state income taxes. During the second quarter of 2006, we adjusted our deferred tax balances to reflect the enactment of the new Texas franchise tax laws. The impact of the adoption was not material to our statement of operations.
     Discontinued operations includes the operating results of our Austin Chalk properties which were acquired as part of the Stroud transaction. The nine months ended September 30, 2006 includes $30.4 million of impairment expense due to lower oil and gas prices and production. The impairment expense is the result of a decline in fair value due to declining oil and gas prices and production since the acquisition date.
     The following table presents information about our operating expenses per mcfe for the first nine months of September 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005	Change	%
Direct operating expense (excluding non-cash compensation)	$0.87	$0.76	$0.11	14%
Direct operating expense non-cash compensation	0.01	—	0.01	100%
Production and ad valorem tax expense	0.38	0.33	0.05	15%
General and administrative expense (excluding non-cash compensation)	0.35	0.31	0.04	13%
General and administrative non-cash compensation	0.14	0.04	0.10	250%
Interest expense	0.53	0.44	0.09	20%
Depletion, depreciation and amortization expense	1.60	1.45	0.15	10%
Liquidity and Capital Resources
     During the nine months ended September 30, 2006, our cash provided from operations was $348.1 million and we spent $693.7 million on capital expenditures (including acquisitions). During this period, financing activities provided net cash of $364.0 million. At September 30, 2006, we had $2.3 million in cash, total assets of $3.1 billion and a debt-to-capitalization ratio of 44.5%. Long-term debt at September 30, 2006 totaled $981.4 million including $384.7 million of bank debt and $596.7 million of senior subordinated notes. Available borrowing capacity under the bank credit facility at September 30, 2006 was $415.3 million (which assumes the new amended and restated credit facility was then in effect).
     Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves which is typical in the capital-intensive extractive industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We believe that net cash generated from operating activities, asset sales and unused committed borrowing capacity under the bank credit facility combined with our oil and gas price hedges currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. However, long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.
Debt
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at September 30, 2006. Under the bank credit facility, common and preferred dividends are permitted, subject to the terms of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances occurring since December 31, 2001. Approximately $449.1 million was available under the bank credit facility’s restricted payment basket on September 30, 2006. The terms of the 6-3/8% Notes, the 7-3/8% Notes and the 7-1/2% Notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings since the issuance of the notes and 100% of net cash proceeds from common stock issuances. Approximately $494.2 million was available under the 6-3/8% Notes, the 7-3/8% Notes and the 7-1/2% Notes restricted payment baskets on September 30, 2006.

     We maintain an $800.0 million revolving bank credit facility. The facility is secured by substantially all our assets. Availability under the facility is subject to a borrowing base set by the banks semi-annually and in certain other circumstances more frequently. Redeterminations, other than increases, require the approval of 75% of the lenders while increases require unanimous approval. At October 23, 2006, the bank credit facility had a $800.0 million borrowing base of which $383.3 million was available (assuming the amended and restated credit facility was in effect on that date.)
Cash Flow
     Our principal sources of cash are operating cash flow and bank borrowings and at times, the sale of assets and the issuance of debt and equity securities. Our operating cash flow is highly dependent on oil and gas prices. As of September 30, 2006, we have entered into hedging agreements covering 19.1 Bcfe, 78.8 Bcfe and 67.3 Bcfe for 2006, 2007 and 2008, respectively. Net cash provided by operations for the nine months ended September 30, 2006 and 2005 was $348.1 million and $219.0 million, respectively. Cash flow from operations was higher than the prior year due to higher prices and volumes, partially offset by higher operating expenses. Net cash used in investing for the nine months ended September 30, 2006 and 2005 was $714.5 million and $341.5 million, respectively. The 2006 period includes $339.6 million of additions to oil and gas properties and $336.7 million of acquisitions. The 2005 period included $194.1 million of additions to oil and gas properties and $145.3 million of acquisitions. Net cash provided from financing for the nine months ended September 30, 2006 and 2005 was $364.0 million and $105.5 million, respectively. This increase was primarily the result of borrowings to fund acquisitions and capital expenditures and new fixed interest rate notes offset by lower proceeds from equity issuances. During the first nine months of 2006 total debt increased $365.2 million.
Dividends
     On September 1, 2006, the Board of Directors declared a dividend of two cents per share ($2.8 million) on our common stock, which was paid on September 30, 2006 to stockholders of record at the close of business on September 15, 2006.
Capital Requirements
     The 2006 capital budget is currently set at $588.0 million (excluding acquisitions) and based on current projections, is expected to be funded with internal cash flow, borrowings under the bank credit facility and proceeds from asset sales. For the nine months ended September 30, 2006, $378.7 million of development and exploration spending was funded with internal cash flow and borrowings under our credit facility.

Contractual Cash Obligations
     The following summarizes our contractual financial obligations at September 30, 2006 and their future maturities. We expect to fund these contractual obligation with cash generated from operating activities and refinancing proceeds.

		2007 and	2009 and
	2006	2008	2010	Thereafter	Total
			(in thousands)
Bank debt due 2011 (a)	$—	$—	$—	$384,700	$384,700
7.375% senior subordinated notes (b)	—	—	—	200,000	200,000
6.375% senior subordinated notes (b)	—	—	—	150,000	150,000
7.5% senior subordinated notes (b)	—	—	—	250,000	250,000
Operating leases	1,393	6,774	5,217	9,728	23,112
Seismic purchase	100	400	—	—	500
Derivative contract liabilities at September 30 fair value	987	14,340	—	—	15,327
Asset retirement obligations	1,214	10,439	4,300	60,780	76,733
Drilling contracts	3,499	14,990	—	—	18,489

Total contractual obligations (c)	$7,193	$46,943	$9,517	$1,055,208	$1,118,861

(a)	Due at termination date of our bank credit facility, which we expect to renew, but there is no assurance that can be accomplished. Interest paid on our bank credit facility would be approximately $25.8 million each year assuming no change in the interest rate or outstanding balance.

(b)	We expect to make annual interest payments of $14.8 million per year on our $200.0 million of 7.375% Notes, payments of $9.6 million per year on our $150.0 million of 6.375% Notes and payments of $18.7 million per year on our $250.0 million of 7.5% Notes.

(c)	This table does not include the liability for the deferred compensation plan since these obligations will be funded with existing plan assets.
Other Contingencies
     We are involved in various legal actions and claims arising in the ordinary course of business as described in Footnote 11 of the notes to consolidated financial statements. We believe the resolution of these proceedings will not have a material adverse effect on the liquidity or consolidated financial position of Range.
Hedging – Oil and Gas Prices
     We enter into hedging agreements to reduce the impact of oil and gas price volatility on our operations. At September 30, 2006, swaps were in place covering 69.5 Bcf of gas at prices averaging $9.35 per mcf and 36.8 thousand barrels of oil at prices averaging $35.00 per barrel. We also have collars covering 70.2 Bcf of gas at weighted average floor and cap prices which range from $7.27 to $10.17 per mcf and 4.2 million barrels of oil at weighted average floor and cap prices that range from $52.33 to $65.80 per barrel. Their fair value at September 30, 2006 (the estimated amount that would be realized on termination based on contract price and a reference price, generally NYMEX) was a net unrealized pre-tax gain of $108.4 million. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings quarterly in other revenue. As of the fourth quarter of 2005, certain of our gas hedges no longer qualify for hedge accounting and were marked to market in the first nine months of 2006 resulting in a gain of $83.7 million.

     At September 30, 2006, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Average Hedge Price
Natural Gas
2006	Swaps	10,761 Mmbtu/day	$6.48
2006	Collars	153,283 Mmbtu/day	$6.68 - $8.89
2007	Swaps	82,500 Mmbtu/day	$9.34
2007	Collars	98,500 Mmbtu/day	$7.13 - $9.99
2008	Swaps	105,000 Mmbtu/day	$9.42
2008	Collars	55,000 Mmbtu/day	$7.93 - $11.40

Crude Oil
2006	Swaps	400 bbl/day	$35.00
2006	Collars	6,863 bbl/day	$39.83 - $49.05
2007	Collars	5,800 bbl/day	$52.90 - $64.58
2008	Collars	4,000 bbl/day	$56.89 - $74.78
Inflation and Changes in Prices
     Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by interest rates, changes in oil and gas prices and the costs to produce our reserves. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. During the third quarter of 2006, we received an average of $64.69 per barrel of oil and $6.12 per mcf of gas before hedging compared to $59.90 per barrel of oil and $7.88 per mcf of gas in the same period of the prior year. Increases in commodity prices and the increased demand for services can cause inflationary pressures specific to the industry to increase for both services and personnel costs. We expect these costs to continue to increase during the next twelve months.
Accounting Standards Not Yet Adopted
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No., 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 to determine the impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market-risk exposures. All of our market risk sensitive instruments were entered into for purposes other than trading. All accounts are US dollar denominated.
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
     As of September 30, 2006, we had oil and gas swap hedges in place covering 69.5 Bcf of gas and 36.8 thousand barrels of oil at prices averaging $9.35 per mcf and $35.00 per barrel. We also had collars covering 70.2 Bcf of gas at weighted average floor and cap prices which range from $7.27 to $10.17 per mcf and 4.2 million barrels of oil at weighted average floor and cap prices that range from $52.33 to $65.80 per barrel. Their fair value, represented by the estimated amount that would be realized upon immediate liquidation, based on contract versus NYMEX prices, approximated a net unrealized pre-tax gain of $108.4 million at that date. These contracts expire monthly through December 2008. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price received by us for the sale of our hedged production and the hedge price, generally closing prices on the NYMEX. Net realized losses relating to these derivatives for the nine months ended September 30, 2006 and 2005 were $46.6 million and $84.6 million, respectively. Losses or gains due to commodity hedge ineffectiveness are recognized in earnings in other revenues in our consolidated statement of operations. The ineffective portion of hedges was a gain of $3.5 million in the nine months of 2006 and a loss of $417,000 in the nine months of 2005. As of the fourth quarter of 2005, certain of our gas hedges no longer qualified for hedge accounting were marked to market in the first nine months of 2006 as a gain of $83.7 million.
     In the first nine months of 2006, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $55.2 million. If oil and gas future prices at September 30, 2006 declined 10%, the unrealized hedging gain on September 30, 2006 of $108.4 million would have increased to a gain of $199.0 million.
     Interest rate risk. At September 30, 2006, we had $981.4 million of debt outstanding. Of this amount, $600.0 million bore interest at fixed rates averaging 7.2%. Senior debt totaling $384.7 million bore interest at floating rates averaging 6.7%. A 1% increase or decrease in short-term interest rates would affect interest expense by approximately $3.8 million.

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

PART II. OTHER INFORMATION
Item 6. Exhibits
(a)	EXHIBITS

Exhibit
Number	Description
31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	Furnished herewith

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
Roger S. Manny
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

October 25, 2006

     Exhibit index

Exhibit
Number	Description
31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

**	Furnished herewith