Form 10-Q
period 2007-03-31
RANGE RESOURCES CORP
filed 2007-04-26
CIK 315852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐          No ☑
148,015,600 Common Shares were outstanding on April 24, 2007.

RANGE RESOURCES CORPORATION
FORM 10-Q
Quarter Ended March 31, 2007
     Unless the context otherwise indicates, all references in this report to “Range” “we” “us” or “our” are to Range Resources Corporation and its subsidiaries.

PART I – Financial Information
ITEM 1. – Financial Statements
RANGE RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$167,855	$2,382
Accounts receivable, less allowance for doubtful accounts of $547 and $746	134,132	130,349
Assets held for sale	—	79,304
Unrealized derivative gain	30,443	93,588
Inventory and other	12,819	14,714

Total current assets	345,249	320,337

Unrealized derivative gain	11,181	61,068
Equity method investment	14,761	13,618

Oil and gas properties, successful efforts method	3,798,156	3,641,227
Accumulated depletion and depreciation	(1,008,306)	(964,551)

	2,789,850	2,676,676

Transportation and field assets	86,270	80,066
Accumulated depreciation and amortization	(35,149)	(32,923)

	51,121	47,143

Other assets	68,722	68,832

Total assets	$3,280,884	$3,187,674

Liabilities
Current liabilities:
Accounts payable	$122,028	$172,081
Asset retirement obligation	3,457	4,216
Accrued liabilities	29,874	38,500
Accrued interest	11,754	12,938
Unrealized derivative loss	17,831	4,621

Total current liabilities	184,944	232,356

Bank debt	537,500	452,000
Subordinated notes	596,874	596,782
Deferred tax, net	485,279	468,643
Unrealized derivative loss	2,200	266
Deferred compensation liability	101,463	90,094
Asset retirement obligations	73,710	91,372
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par, 250,000,000 shares authorized, 139,602,682 issued at March 31, 2007 and 138,931,565 issued at December 31, 2006	1,396	1,389
Additional paid-in capital	1,093,094	1,079,994
Retained earnings	229,267	160,313
Common stock held by employee benefit trust, 1,830,697 and 1,853,279 shares, respectively, at cost	(22,738)	(22,056)
Accumulated other comprehensive income (loss)	(2,105)	36,521

Total stockholders’ equity	1,298,914	1,256,161

Total liabilities and stockholders’ equity	$3,280,884	$3,187,674

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Oil and gas sales	$217,026	$166,555
Transportation and gathering	184	(39)
Mark-to-market on oil and gas derivatives	(66,111)	11,281
Other	1,742	1,433

Total revenue	152,841	179,230

Costs and expenses
Direct operating	25,414	18,133
Production and ad valorem taxes	10,412	9,551
Exploration	11,710	8,922
General and administrative	14,678	11,330
Deferred compensation plan	11,247	4,479
Interest expense	18,848	10,234
Depletion, depreciation and amortization	47,332	31,651

Total costs and expenses	139,641	94,300

Income from continuing operations before income taxes	13,200	84,930

Income tax provision
Current	384	578
Deferred	4,447	31,150

	4,831	31,728

Income from continuing operations	8,369	53,202

Discontinued operations, net of taxes	64,768	2,473

Net income	$73,137	$55,675

Earnings per common share:
Basic – income from continuing operations	$0.06	$0.41
– discontinued operations	0.47	0.02

– net income	$0.53	$0.43

Diluted – income from continuing operations	$0.06	$0.40
– discontinued operations	0.45	0.01

– net income	$0.51	$0.41

Dividends per common share	$0.03	$0.02

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$73,137	$55,675
Adjustments to reconcile to net cash provided from operating activities:
Gain from discontinued operations	(64,768)	(2,473)
Gain from equity method investment	(411)	—
Deferred income tax expense	4,447	31,150
Depletion, depreciation and amortization	47,332	31,651
Unrealized derivative (gains)/losses	219	(1,252)
Mark-to-market (gains)/losses on oil and gas derivatives	66,111	(11,281)
Exploration dry hole costs	4,408	1,700
Amortization of deferred issuance costs and other	526	406
Non-cash compensation	16,437	8,056
Loss on sale of assets and other	52	418
Changes in working capital:
Accounts receivable	(7,393)	32,263
Inventory and other	(2,260)	(1,630)
Accounts payable	(48,911)	(15,270)
Accrued liabilities and other	(4,864)	(12,986)

Net cash provided from continuing operations	84,062	116,427
Net cash provided from discontinued operations	7,571	9,082

Net cash provided from operating activities	91,633	125,509

Investing activities:
Additions to oil and gas properties	(182,796)	(91,099)
Additions to field service assets	(7,311)	(3,362)
Acquisitions, net of cash acquired	(49,114)	(9,980)
Investing activities of discontinued operations	(7,373)	(3,156)
Investment in other assets	79	—
Proceeds from disposal of assets and other	234,309	149

Net cash used in investing activities	(12,206)	(107,448)

Financing activities:
Borrowings on credit facility	141,500	87,600
Repayments on credit facility	(56,000)	(110,700)
Debt issuance costs	(171)	(450)
Dividends paid	(4,183)	(2,623)
Issuance of common stock	4,900	4,711

Net cash provided from (used in) financing activities	86,046	(21,462)

Net increase (decrease) in cash and equivalents	165,473	(3,401)
Cash and equivalents at beginning of period	2,382	4,750

Cash and equivalents at end of period	$167,855	$1,349

See accompanying notes.

RANGE RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$73,137	$55,675
Net deferred hedge gains (losses), net of tax:
Contract settlements reclassified to income	(23,517)	11,281
Change in unrealized deferred hedging gains (losses)	(15,446)	41,234
Change in unrealized gains (losses) on securities held by deferred compensation plan, net of taxes	337	1,121

Comprehensive income (loss)	$34,511	$109,311

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
(2) BASIS OF PRESENTATION
     These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2006 Annual Report on Form 10-K. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to the presentation of prior periods to conform to current year presentation.
     During the first quarter of 2007, we sold our interests in the following oil and gas assets:

Description of Assets	Date Divested
Austin Chalk, Central Texas	February 2007

Gulf of Mexico	March 2007
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reflected the results of operations of the above divestitures as discontinued operations, rather than a component of continuing operations. See Note 4 for additional information regarding discontinued operations.
(3) ACQUISITIONS AND DISPOSITIONS
     Acquisitions are accounted for as purchases, and accordingly, the results of operations are included in our consolidated statements of operations from the closing date of acquisition. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. We purchased various properties for $49.0 million in the first three months of 2007 compared to $10.0 million during the three months ended March 31, 2006. The purchases included $31.4 million and $335,000 for proved oil and gas reserves for the three months ended March 31, 2007 and 2006, respectively, with the remainder representing acreage purchases.
     In June 2006 we acquired Stroud Energy, Inc. (“Stroud”), a private oil and gas company with operations in the Barnett Shale in North Texas, the Cotton Valley in East Texas and the Austin Chalk in Central Texas. To acquire Stroud, we paid $171.5 million of cash and issued 6.5 million shares of our common stock.

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

     The following unaudited pro forma data includes the results of operations as if the Stroud acquisition had been consummated at the beginning of 2006. See also Note 4 for discontinued operations. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor are they necessarily indicative of future results of operations (in thousands, except per share data).

Three Months
Ended March 31,
2006
Revenues	$197,237
Income from continuing operations	53,674
Net income	58,547

Per share data:
Income from continuing operations – basic	$0.40
Income from continuing operations – diluted	0.38

Net income – basic	$0.43
Net income – diluted	0.42
     In February 2007, we sold our Austin Chalk properties for proceeds of $80.4 million. These properties were originally acquired in mid-2006 as part of our Stroud acquisition and were classified as assets held for sale since the acquisition date. On March 30, 2007, we sold our Gulf of Mexico properties for proceeds of $155.0 million. The properties included our interests in 37 platforms in water depths ranging from 11 to 240 feet. None of these Gulf of Mexico properties were operated by Range. Both dispositions are subject to typical post-closing adjustments (see also Note 4).
(4) DISCONTINUED OPERATIONS
     As part of the Stroud acquisition, we purchased Austin Chalk properties in Central Texas which we sold in February 2007 for proceeds of $80.4 million. As of March 30, 2007, we sold our Gulf of Mexico properties for proceeds of $155.0 million. Discontinued operations for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Oil and gas sales	$16,283	$9,783
Transportation and gathering	68	116
Other	310	(1)
Gain on disposition of assets and other	93,461	—

	110,122	9,898

Costs and expenses:
Direct operating	2,757	1,529
Production and ad valorem taxes	141	176
Exploration and other	66	1,155
Interest expense	845	317
Depletion, depreciation and amortization	6,672	2,916

	10,481	6,093

Income from discontinued operations before income taxes	99,641	3,805

Income tax expense	34,873	1,332

Income from discontinued operations, net of taxes	$64,768	$2,473

Production:
Crude oil (bbls)	40,634	26,184
Natural gas (mcf)	1,990,276	1,156,401
Total (mcfe)	2,234,084	1,313,506
(5) INCOME TAXES
     The significant components of deferred tax liabilities and assets on March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Deferred tax assets (liabilities)
Net unrealized gain in OCI	$1,421	$(21,264)
Net operating loss carryover and other	125,476	100,520
Depreciation and depletion	(612,176)	(547,899)

Net deferred tax liability	$(485,279)	$(468,643)

     At December 31, 2006, we had regular net operating loss (“NOL”) carryovers of $229.6 million and alternative minimum tax (“AMT”) NOL carryovers of $192.4 million that expire between 2012 and 2026. At December 31, 2006, we had AMT credit carryovers of $700,000 that are not subject to limitation or expiration. We anticipate that a significant portion of our NOL will be used in conjunction with the sale of our Gulf of Mexico properties.

(6) EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income from continuing operations	$8,369	$53,202
Income from discontinued operations, net of taxes	64,768	2,473

Net income	73,137	55,675

Denominator:
Weighted average shares outstanding	139,213	130,742
Stock held in the deferred compensation plan and restricted stock	(1,111)	(1,650)

Weighted average shares, basic	138,102	129,092

Effect of dilutive securities:
Weighted average shares outstanding	139,213	130,742
Employee stock options, SARs and other	4,017	3,811
Treasury shares	—	(4)
Dilutive potential common shares for diluted earnings per share	143,230	134,549

Earnings per common share basic and diluted:
Basic – income from continuing operations	$0.06	$0.41
– discontinued operations	0.47	0.02
– net income	0.53	0.43

Diluted – income from continuing operations	$0.06	$0.40
– discontinued operations	0.45	0.01
– net income	0.51	0.41
     Stock appreciation rights for 525,975 shares were outstanding but not included in the computations of diluted net income per share for the three months ended March 31, 2007 because the grant prices of the SARs were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(7) SUSPENDED EXPLORATORY WELL COSTS
     The following table reflects the changes in capitalized exploratory well costs for the three months ended March 31, 2007 and the year ended December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Beginning balance at January 1	$9,984	$25,340
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,868	4,695
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—	(16,710)
Capitalized exploratory well costs charged to expense	(4,135)	(3,341)
Divested wells	(1,325)	—

Balance at end of period	8,392	9,984
Less exploratory well costs that have been capitalized for a period of one year or less	(8,392)	(4,792)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—	$5,192

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	—	3

     The $8.4 million of capitalized exploratory well costs at March 31, 2007 was incurred in 2007 ($3.9 million) and in 2006 ($4.5 million).

(8) INDEBTEDNESS
     We had the following debt outstanding as of the dates shown below (in thousands) (bank debt interest rate at March 31, 2007 is shown parenthetically). No interest expense was capitalized during the three months ended March 31, 2007 and 2006.

	March 31,	December 31,
	2007	2006
Bank debt (6.5%)	$537,500	$452,000

Subordinated debt:
7.375% Senior Subordinated Notes due 2013, net of discount	197,346	197,262
6.375% Senior Subordinated Notes due 2015	150,000	150,000
7.5% Senior Subordinated Notes due 2016, net of discount	249,528	249,520

Total debt	$1,134,374	$1,048,782

Bank Debt
     In October 2006, we entered into an amended and restated $800.0 million revolving bank facility, which we refer to as our bank debt or bank credit facility, which is secured by substantially all of our assets. The bank credit facility provides for an initial commitment equal to the lesser of an $800.0 million facility amount or the borrowing base. On March 23, 2007, the facility amount was increased to $900.0 million and the borrowing base was redetermined as $1.2 billion. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually each April and October and pursuant to certain unscheduled redeterminations. Subject to certain conditions, the facility amount may be increased to the borrowing base amount with twenty days notice. At March 31, 2007, the outstanding balance under the bank credit facility was $537.5 million and there was $362.5 million of borrowing capacity available. On March 30, 2007, we received cash proceeds of $155.0 million from the sale of our Gulf of Mexico properties. These proceeds were used to pay down the credit facility in April. The loan matures October 25, 2011. Borrowing under the bank credit facility can either be base rate loans or LIBOR loans. On all base rate loans, the rate per annum is equal to the lesser of (i) the maximum rate (the “weekly ceiling” as defined in Section 303 of the Texas Finance Code or other applicable laws if greater) (the “Maximum Rate”) or, (ii) the sum of (A) the higher of (1) the prime rate for such date, or (2) the sum of the federal funds effective rate for such data plus one-half of one percent (0.50%) per annum, plus a base rate margin of between 0.0% to 0.5% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. On all LIBOR loans, we pay a varying rate per annum equal to the lesser of (i) the Maximum Rate, or (ii) the sum of the quotient of (A) the LIBOR base rate, divided by (B) one minus the reserve requirement applicable to such interest period, plus a LIBOR margin of between 1.0% and 1.75% per annum depending on the total outstanding under the bank credit facility relative to the borrowing base. We may elect, from time-to-time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any part of the base rate loans to LIBOR loans. The weighted average interest rate on the bank credit facility was 6.4% for the three months ended March 31, 2007 compared to 5.6% for the three months ended March 31, 2006. A commitment fee is paid on the undrawn balance based on an annual rate of between 0.25% and 0.375%. At March 31, 2007, the commitment fee was 0.25% and the interest rate margin was 1.0%. At April 24, 2007, the interest rate (including applicable margin) was 7.0%.
Senior Subordinated Notes
     In 2003, we issued $100.0 million aggregate principal amount of 7.375% senior subordinated notes due 2013 (“7.375% Notes”). In 2004, we issued an additional $100.0 million of 7.375% Notes; therefore, $200.0 million of the 7.375% Notes are currently outstanding. The 7.375% Notes were issued at a discount which will be amortized into interest expense over the life of the 7.375% Notes. In 2005, we issued $150.0 million of 6.375% senior subordinated notes due 2015 (“6.375% Notes”). In May 2006, we issued $150.0 million of the 7.5% senior subordinated notes due 2016 (“7.5% Notes”). In August 2006, we issued an additional $100.0 million of the 7.5% Notes; therefore, $250.0 million of the 7.5% Notes are currently outstanding. Interest on our senior subordinated notes is payable semi-annually and each of the notes are guaranteed by certain of our subsidiaries.
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
Subsidiary Guarantors
     Range Resources Corporation is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees of the 7.5% Notes, the 7.375% Notes and the 6.375% Notes are full and unconditional and joint and several; any subsidiaries other than the subsidiary guarantors are minor subsidiaries.
Debt Covenants
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2007. Under the bank credit facility, dividends are permitted, subject to the provisions of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances. Approximately $482.2 million was available under the bank credit facility’s restricted payment basket on March 31, 2007. The terms of each of our subordinated notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings and equity issuances since the original issuance of the notes. The 7.5% Notes also allows for any cash proceeds received from the sale of oil and gas property purchased in the Stroud acquisition to be added to the restricted payment basket. At March 31, 2007, $559.1 million was available under the restricted payment baskets for each of the 7.375% Notes and the 6.375% Notes. There was $640.1 million available under the 7.5% Notes restricted payment basket.
(9) ASSET RETIREMENT OBLIGATIONS
     A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Beginning of period	$95,588	$68,063
Liabilities incurred	1,148	686
Liabilities settled	(291)	(510)
Disposition of wells	(20,912)	—
Accretion expense – continuing operations	1,259	834
Accretion expense – discontinued operations	375	248
Change in estimate	—	405

End of period	$77,167	$69,726

     Accretion expense is recognized as a component of depreciation, depletion and amortization.

(10) CAPITAL STOCK
     We have authorized capital stock of 260 million shares, which includes 250 million shares of common stock and 10 million shares of preferred stock. The following is a schedule of changes in the number of common shares outstanding:

	Three Months	Year
	Ended	Ended
	March 31, 2007	December 31, 2006
Beginning balance	138,931,565	129,907,220

Shares issued for Stroud acquisition	—	6,517,498
Stock options/SARs exercised	618,064	1,956,164
Restricted stock grants	10,000	474,609
Deferred compensation plan	13,570	12,998
In lieu of bonuses	29,483	20,686
Contributed to 401(k) plan	—	36,564
Treasury shares	—	5,826

	671,117	9,024,345

Ending balance	139,602,682	138,931,565

Treasury Stock
     The Board of Directors has approved up to $10.0 million of repurchases of common stock based on market conditions and opportunities.
(11) DERIVATIVE ACTIVITIES
     At March 31, 2007, we had open swap contracts covering 66.2 Bcf of gas at prices averaging $9.18 per mcf. We also had collars covering 47.2 Bcf of gas at weighted average floor and cap prices which range from $7.28 to $10.35 per mcf and 5.9 million barrels of oil at weighted average floor and cap prices that range from $57.76 to $72.53 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and a reference price, generally New York Mercantile Exchange (“NYMEX”), on March 31, 2007, was a net unrealized pre-tax gain of $21.6 million. These contracts expire monthly through December 2009. Transaction gains and gains on settled contracts are determined monthly and are included as increases or decreases to oil and gas revenues in the period the hedged production is sold. Oil and gas revenues were increased by gains of $35.5 million in the first three months of 2007 compared with losses of $17.1 million in the three months ended March 31, 2006. Other revenues in our consolidated statement of operations include ineffective hedging losses on hedges that qualified for hedge accounting of $219,000 in the first three months of 2007 compared with gains of $1.4 million in the three months ended March 31, 2006. In the fourth quarter of 2005, certain of our gas hedges no longer qualified for hedge accounting and are marked to market. This resulted in a loss of $66.1 million in the first quarter of 2007 compared to a gain of $11.3 million in the first three months of 2006.
     The following table sets forth our derivative volumes by year as of March 31, 2007:

Average Hedge
Period	Contract Type	Volume Hedged	Price
Natural Gas
2007	Swaps	100,864 Mmbtu/day	$8.85
2007	Collars	98,500 Mmbtu/day	$6.79 - $9.57
2008	Swaps	105,000 Mmbtu/day	$9.42
2008	Collars	55,000 Mmbtu/day	$7.93 - $11.40

Crude Oil
2007	Collars	6,300 bbl/day	$53.46 - $65.33
2008	Collars	8,500 bbl/day	$59.01 - $75.36
2009	Collars	3,000 bbl/day	$61.00 - $75.89

     The combined fair values of net unrealized gains on oil and gas derivatives totaled $21.6 million and appear as unrealized derivative gains and losses on the balance sheet. Hedging activities are conducted with major financial and commodities trading institutions which we believe are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The creditworthiness of the counterparties is subject to continuing review.
(12) EMPLOYEE BENEFIT AND EQUITY PLANS
     We have six equity-based stock plans, of which two are active. Under the active plans, incentive and non-qualified options, stock appreciation rights (“SARs”), restricted stock awards, phantom stock rights and annual cash incentive awards may be issued to directors and employees pursuant to decisions of the Compensation Committee of the Board of Directors which is made up of independent directors. All awards granted have been issued at prevailing market prices at the time of the grant. Information with respect to stock option and SARs activities is summarized below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding on December 31, 2006	8,852,126	$12.76
Granted	1,085,775	31.43
Exercised	(710,514)	11.15
Expired/forfeited	(112,599)	25.09

Outstanding on March 31, 2007	9,114,788	$14.96

     The following table shows information with respect to outstanding stock options and SARs at March 31, 2007:

	Outstanding			Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average
		Remaining	Average		Exercise
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Price
$1.29–$4.99	2,387,457	2.71	$3.63	2,387,457	$3.63
5.00 – 9.99	1,169,298	1.88	7.01	1,156,698	7.01
10.00 – 14.99	351,988	2.61	11.53	181,347	12.25
15.00 – 19.99	2,525,046	3.30	16.88	1,416,564	17.00
20.00 – 24.99	1,485,049	4.01	24.22	424,267	24.26
25.00 – 29.99	145,500	4.02	26.44	21,150	25.85
30.00 – 33.23	1,050,450	4.89	31.43	—	—

Total	9,114,788	3.25	$14.96	5,587,483	$9.65

     The weighted average fair value of an option/SAR to purchase one share of common stock granted during 2007 was $10.00. The fair value of each stock option/SAR granted during 2007 was estimated as of the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions: risk-free interest rate of 4.72%; dividend yield of 0.38%; expected volatility of 36%; and an expected life of 3.55 years.
     As of March 31, 2007, the aggregate intrinsic value (the difference in value between exercise and market price) of the awards outstanding was $168.1 million. The aggregate intrinsic value and weighted average remaining contractual life of stock option awards currently exercisable was $132.7 million and 2.84 years. As of March 31, 2007, the number of fully-vested awards and awards expected to vest was 8.9 million. The weighted average exercise price and weighted average remaining contractual life of these awards were $14.68 and 3.2 years and the aggregate intrinsic value was $166.2 million. As of March 31, 2007, unrecognized compensation cost related to the awards was $22.9 million, which is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Grants
     During the first quarter of 2007, 10,000 shares of restricted stock were issued to employees at an average price of $31.00 and have a three-year vesting period. In the first quarter of 2006, we issued 328,600 shares of restricted stock as compensation to directors and employees at an average price of $24.32. We recorded compensation expense related to restricted stock grants which is based upon the market value of the shares on the date of grant of $1.2 million in the first three months of 2007 compared to $472,000 in the three-month period ended March 31, 2006. As of March 31, 2007, unrecognized compensation cost related to these restricted stock awards was $11.5 million, which is expected to be recognized over the next 3 years.

Deferred Compensation Plan
     In December 2004, we adopted the Range Resources Corporation Deferred Compensation Plan (“2005 Deferred Compensation Plan”). The 2005 Deferred Compensation Plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invests such amounts in Range common stock or makes other investments at the individual’s discretion. The assets of the plan are held in a rabbi trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated in a manner similar to treasury stock with an offsetting amount reflected as a deferred compensation liability and the carrying value of the deferred compensation liability is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statement of operations. The assets of the Rabbi Trust, other than Range common stock, are invested in marketable securities and reported at market value in other assets on our consolidated balance sheet. The deferred compensation liability on our balance sheet reflects the market value of the securities held in the Rabbi Trust. The cost of common stock held in the Rabbi Trust is shown as a reduction to stockholders’ equity. Changes in the market value of the marketable securities are reflected in other comprehensive income (“OCI”), while changes in the market value of the Range common stock held in the Rabbi Trust is charged or credited to deferred compensation plan expense each quarter. We recorded non-cash mark-to-market expense related to our deferred compensation plan of $11.2 million in the first three months of 2007 compared to $4.5 million in the three months ended March 31, 2006.
(13) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Non-cash investing and financing activities included:
Common stock issued under benefit plans	$1,344	$891
Asset retirement costs capitalized	1,123	1,091

Net cash provided from operating activities included:
Income taxes paid (refunded)	$10	$(1,972)
Interest paid	20,324	16,138
(14) COMMITMENTS AND CONTINGENCIES
Litigation
     We are involved in various legal actions and claims arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.
(15) CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION (a)

	March 31,	December 31,
	2007	2006
	(in thousands)
Oil and gas properties:
Properties subject to depletion	$3,560,308	$3,414,964
Unproved properties	237,848	226,263

Total	3,798,156	3,641,227
Accumulated depreciation, depletion and amortization	(1,008,306)	(964,551)

Net capitalized costs	$2,789,850	$2,676,676

(a)	Includes capitalized asset retirement costs and associated accumulated amortization.

(16) COSTS INCURRED FOR PROPERTY ACQUISITIONS, EXPLORATION AND DEVELOPMENT (a)

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2007	2006
	(in thousands)
Acquisitions:
Acreage purchases	$17,600	$79,762
Unproved leasehold	—	132,821
Proved oil and gas properties	31,434	209,262
Purchase price adjustment (b)	—	147,062
Asset retirement obligations	—	896

Development (d)	166,485	464,586

Exploration (c) (d)	17,288	70,870

Gas gathering facilities (d)	3,334	19,690

Subtotal	236,141	1,124,949

Asset retirement obligations	1,123	25,821

Total costs incurred	$237,264	$1,150,770

(a)	Includes costs incurred whether capitalized or expensed.

(b)	Represents non-cash gross up to account for difference in book and tax basis.

(c)	Includes $11,710 of exploration costs expensed in the three months ended March 21, 2007 and $45,252 of exploration costs expensed in the year ended December 31, 2006. Exploration expense includes $739,000 of stock-based compensation in the three months ended March 31, 2007 and $3.1 million of stock-based compensation in the year ended December 31, 2006.

(d)	In 2006, approximately $13.7 million is related to our divested Gulf of Mexico properties.
(17) NEW ACCOUNTING STANDARD
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes.
     We adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect as a result of applying FIN 48. No adjustment was made to our opening balance of retained earnings. We have approximately $600,000 of unrecognized tax benefits recorded as of the date of adoption.
     We file consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. We are subject to US Federal income tax examinations for years after 2002 and we are subject to various state tax examinations for years after 2001.
     Our continuing practice is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties as of March 31, 2007.
(18) SUBSEQUENT EVENTS
     On April 13, 2007, we entered into certain agreements, with certain subsidiaries of Equitable Resources, Inc. (“Equitable”), with respect to a development plan for the Nora field, a gas field located in southwestern Virginia. Range and Equitable both own interests in the Nora field, which currently encompasses approximately 1,600 producing wells and 300,000 gross acres. Under the plan, Equitable and Range will equalize their interests in the Nora field, including the producing wells, undrilled acreage and a gathering system. We entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which we will acquire one-half of Equitable’s interest in leases on the Nora field (subject to specific exclusions) as well as new and additional incremental interest in existing wells in the Nora field (the “Acquisition”). The oil and gas property Acquisition purchase price is $262 million, subject to certain adjustments. The pipeline and gathering system acquisition price is $53.0 million. The Purchase Agreement contains customary representations, warranties and covenants by each of Range and Equitable.
     The Purchase Agreement is subject to termination by mutual agreement of Range and Equitable, by either party if the Acquisition is not closed by June 12, 2007, or by either party if (subject to the other party’s right to cure) the representations and warranties of the other party contained in the Purchase Agreement shall not be true and correct in all material respects, or the other party breaches, in any material respect, any of its obligations under the Purchase Agreement.
     On April 17, 2007, we entered into an underwriting agreement to sell 7,000,000 shares of common stock at $36.28 per share, subject to an over-allotment option for a period of 30 days to purchase an additional 1,050,000 shares. The proceeds of the offering will be used to fund a portion of the Equitable transaction. Pending such use, the proceeds will be used to pay down a portion of the outstanding balance on our credit facility. On April 23, 2007, the underwriters exercised the over-allotment option, the offering of the common stock closed and we received $280.4 million of proceeds from the sale of 8,050,000 shares of common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2006 Annual Report on Form 10-K, as well as the consolidated financial statements and notes thereto included in this quarterly report on 10-Q.
     Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For additional risk factors affecting our business, see the information in Item 1A in our 2006 Annual Report on Form 10-K and subsequent filings. Except where noted, discussions in this report relate to our continuing operations.
Critical Accounting Estimates and Policies
     The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from the estimates and assumptions used. There have been no significant changes to our critical accounting estimates or policies subsequent to December 31, 2006.
Results of Continuing Operations
Volumes and sales data

	Three Months Ended
	March 31,
	2007	2006
Production:
Crude oil (bbls)	838,488	743,511
NGLs (bbls)	273,130	267,053
Natural gas (mcf)	19,694,023	15,763,705
Total (mcfe) (a)	26,363,731	21,827,089

Average daily production:
Crude oil (bbls)	9,316	8,261
NGLs (bbls)	3,035	2,967
Natural gas (mcf)	218,822	175,152
Total (mcfe) (a)	292,930	242,523

Average sales prices (excluding hedging):
Crude oil (per bbl)	$56.00	$59.74
NGLs (per bbl)	$30.13	$29.77
Natural gas (per mcf)	$6.42	$8.33
Total (per mcfe) (a)	$6.88	$8.11

Average sales price (including hedging):
Crude oil (per bbl)	$55.99	$46.54
NGLs (per bbl)	$30.13	$29.77
Natural gas (per mcf)	$8.22	$7.86
Total (per mcfe) (a)	$8.23	$7.63

Average NYMEX prices (b)
Oil (per bbl)	$58.27	$63.48
Natural gas (per mcf)	$6.96	$9.07

(a)	Oil and NGLs are converted at the rate of one barrel equals six mcfe.

(b)	Based on average of bid week prompt month prices.

Overview
     Revenues decreased 15% for the first quarter of 2007 over the same period of 2006. This decrease is due to an unfavorable mark-to-market value adjustment on oil and gas derivatives that do not qualify for hedge accounting partially offset by higher production and realized prices. For the first quarter of 2007, production increased 21% due to the continued success of our drilling program and our acquisitions. Realized oil and gas prices were higher by 8% in the first quarter of 2007 compared to the same period of 2006 reflecting the expiration of lower priced oil and gas hedges. Our remaining hedges increased revenue by $35.5 million in the first three months of 2007 compared to a decrease of $17.1 million in the same period of 2006.
     Higher production volumes and higher oil and gas prices have improved our profit margins. However, Range and the oil and gas industry as a whole continues to experience higher operating costs due to heightened competition for qualified employees, goods and services. On a unit cost basis, our direct operating costs increased $0.13 per mcfe, a 16% increase from the first quarter of 2006 to the first quarter of 2007. It is anticipated that service and personnel costs will remain high as oil and gas industry fundamentals remain favorable.
     On March 30, 2007, we sold our Gulf of Mexico properties. For the three months ended March 31, 2007 and 2006, these operations are shown in discontinued operations.
Comparison of Quarter Ended March 31, 2007 and 2006
     Oil and gas revenue for the three months ended March 31, 2007 and 2006 (in thousands) is summarized in the following table:

	Three Months Ended March 31,
	2007	2006	Change	%
Oil and Gas Revenues:

Oil wellhead	$46,961	$44,418	$2,543	6%
Oil hedges	(12)	(9,821)	9,809	100%

Total oil revenue	$46,949	$34,597	$12,352	36%

Gas wellhead	$126,324	$131,242	$(4,918)	4%
Gas hedges	35,524	(7,234)	42,758	591%

Total gas revenue	$161,848	$124,008	$37,840	31%

NGL	$8,229	$7,950	$279	4%
NGL hedges	—	—	—	—%

Total NGL revenue	$8,229	$7,950	$279	4%

Combined wellhead	$181,514	$183,610	$(2,096)	1%
Combined hedges	35,512	(17,055)	52,567	308%

Total oil and gas revenue	$217,026	$166,555	$50,471	30%

     Average realized prices received for oil and gas during the first quarter of 2007 was $8.23 per mcfe, up 8% or $0.60 per mcfe from the same quarter of the prior year. The average price received in the first quarter for oil increased 20% to $55.99 per barrel and increased 5% to $8.22 per mcf for gas from the same period of 2006. The effect of our hedging program increased realized prices $1.35 per mcfe in the first quarter of 2007 versus a decrease of $0.78 per mcfe in the same period of 2006.
     Production volumes increased 21% from the first quarter of 2006 primarily due to continued drilling success and our acquisitions. Our production for the first quarter was 292.9 Mmcfe per day of which 61% was attributable to our Southwestern division, 36% to our Appalachian division and 3% to our Gulf Coast division.
     Mark-to-market on oil and gas derivatives includes a loss of $66.1 million in 2007 compared to a gain of $11.3 million in the same period of 2006. In the fourth quarter of 2005, certain of our gas hedges no longer qualified for hedge accounting due to the effect of gas price volatility on the correlation between realized prices and hedge reference prices. The loss of hedge accounting treatment creates volatility in our revenues as gains and losses from ineffective hedges are not included in other comprehensive income. Because gas prices increased in the first quarter, our hedges became comparatively less valuable. However, we expect these losses will be offset by higher revenues in the future.
     Transportation and gathering revenue of $184,000 increased $223,000 from 2006. This increase is primarily due to higher processing margins.

     Other revenue increased in 2007 to $1.7 million from $1.4 million in 2006. The 2007 period includes insurance proceeds of $1.0 million and income from equity method investments of $411,000 somewhat offset by $219,000 of ineffective hedging losses. Other revenue for 2006 includes $1.4 million of ineffective hedging gains.
     Our operating expenses have increased as we continue to grow. We believe most of our operating expense fluctuations are best analyzed on a unit-of-production, or per mcfe basis. The following presents information about our operating expenses on an mcfe basis for the three months ended March 31, 2007 and 2006:

Operating expenses per mcfe	2007	2006	Change	%
Direct operating expense (excluding $0.01 per mcfe stock-based compensation in 2007 and $0.01 per mcfe in 2006)	$0.95	$0.82	$0.13	16%
Production and ad valorem tax expense	0.39	0.44	(0.05)	11%
General and administrative expense (excluding stock-based compensation of $0.14 per mcfe in 2007 and $0.11 per mcfe in 2006)	0.42	0.41	0.01	2%
Interest expense	0.71	0.47	0.24	51%
Depletion, depreciation and amortization expense	1.80	1.45	0.35	24%
     Direct operating expense (excluding stock-based compensation) increased $7.2 million in the first quarter of 2007 to $25.0 million due to higher oilfield service costs and higher volumes. Our operating expenses are increasing as we add new wells and maintain production from our existing properties. We incurred $1.4 million ($0.05 per mcfe) of workover costs in 2007 versus $599,000 ($0.03 per mcfe) in 2006. On a per mcfe basis, direct operating expenses (excluding stock-based compensation) increased $0.13 per mcfe from the same period of 2006 with the increase consisting primarily of higher water disposal costs ($0.07 per mcfe) and higher well service costs ($0.06 per mcfe).
     Production and ad valorem taxes are paid based on market prices, not hedged prices. These taxes increased $861,000 million or 9% from the same period of the prior year due to higher volumes offset by lower prices and assessed values. On a per mcfe basis, production and ad valorem taxes decreased to $0.39 per mcfe in 2007 from $0.44 per mcfe in the same period of 2006.
     General and administrative expense (excluding stock-based compensation) for the first quarter of 2007 increased $2.1 million from 2006 due to higher salaries and benefits ($1.5 million), higher office rent and general office expense ($211,000) and higher franchise taxes ($139,000). On a per mcfe basis, general and administration expense (excluding stock-based compensation) increased from $0.41 per mcfe in 2006 to $0.42 per mcfe in the first quarter 2007.
     Interest expense for the first quarter of 2007 increased $8.6 million to $18.8 million due to rising interest rates and the refinancing of certain debt from floating to higher fixed rates in the second and third quarters of 2006. In 2006, we issued $250.0 million of 7.5% Notes which added $4.7 million of interest costs in the first quarter of 2007. The proceeds from the issuance of the 7.5% Notes were used to retire lower interest bank debt and to better match the maturities of our debt with the life of our properties. Average debt outstanding on the bank credit facility for the first quarter of 2007 was $507.4 million compared to $278.6 million for the first quarter of 2006 and the average interest rates were 6.4% in the first quarter of 2007 compared to 5.6% in the same quarter of the prior year.
     Depletion, depreciation and amortization (“DD&A”) increased $15.7 million or 50% to $47.3 million in the first quarter of 2007 with a 21% increase in production and a 25% increase in depletion rates. The increase in DD&A per mcfe is related to our Stroud acquisition, increasing drilling costs and the mix of our production. On a per mcfe basis, DD&A increased from $1.45 per mcfe in the first quarter of 2006 to $1.80 per mcfe in the first quarter of 2007.
     Operating expenses also include stock-based compensation, exploration expense and non-cash deferred compensation plan expenses that generally do not trend with production. In 2006 and 2007, stock-based compensation represents the amortization of restricted stock grants and expenses related to the adoption of SFAS No. 123(R). In 2007, stock-based compensation is a component of direct operating expense ($398,000), exploration expense ($739,000), general and administrative expense ($3.6 million) and a $93,000 reduction of net gas transportation revenues for a total of $4.9 million. In 2006, stock-based compensation is a component of direct operating expense ($285,000), exploration expense ($609,000), general and administrative expense ($2.4 million) and a $65,000 reduction of net gas transportation revenues for a total of $3.3 million.

     Exploration expense increased $2.8 million due to higher dry hole costs. The following table details our exploration-related expenses for the three months ended March 31, 2007 and 2006 (in thousands):

Exploration expenses	2007	2006	Change	%
Dry hole expense	$4,408	$1,700	$2,708	159%
Seismic	3,476	4,452	(976)	22%
Personnel expense	1,997	1,549	448	29%
Stock-based compensation expense	739	609	130	21%
Other	1,090	612	478	78%

Total exploration expense	$11,710	$8,922	$2,788	31%

     Deferred compensation plan expense for the first quarter of 2007 increased $6.8 million from 2006 due to an increase in our stock price. Our stock price increased from $27.46 at December 31, 2006 to $33.40 at March 31, 2007. This non-cash expense relates to the increase or decrease in value of our common stock and other investments held in our deferred compensation plans.
     Income tax expense for 2007 decreased to $4.8 million reflecting the 84% decrease in income from continuing operations before taxes compared to the same period of 2006. The first quarter of 2007 and 2006 provide for a tax expense at an effective rate of approximately 37%. Current income taxes of $384,000 represent state income taxes.
     Discontinued operations include the operating results related to our Gulf of Mexico properties and Austin Chalk properties that we sold in the first quarter of 2007. We recorded a pre-tax gain on sale of our Gulf of Mexico properties of $95.6 million. The first quarter of 2007 and 2006 provide for a tax expense at an effective rate of approximately 35%. See also Note 4 to our consolidating financial statements.
Liquidity and Capital Resources
     During the three months ended March 31, 2007, our cash provided from continuing operations was $84.1 million and we spent $239.2 million on capital expenditures (including acquisitions). During this period, financing activities provided net cash of $86.0 million. At March 31, 2007, we had $167.9 million in cash, total assets of $3.3 billion and a debt-to-capitalization ratio of 46.6%. The cash balance includes proceeds received from the March 30, 2007 sale of our Gulf Coast properties of $155.0 million. These proceeds were used to pay down our credit facility balance in April. Long-term debt at March 31, 2007 totaled $1.1 billion including $537.5 million of bank credit facility debt and $596.9 million of senior subordinated notes. Available borrowing capacity under the bank credit facility at March 31, 2007 was $362.5 million. On April 23, 2007, we received $280.4 million of proceeds from the sale of 8,050,000 shares of common stock. These proceeds were used to pay down a portion of our outstanding balance on our credit facility and will be used to fund a portion of the proposed Equitable transaction.
     Cash is required to fund capital expenditures necessary to offset inherent declines in production and proven reserves which is typical in the capital-intensive extractive industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We believe that net cash generated from operating activities and unused committed borrowing capacity under the bank credit facility combined with our oil and gas price hedges currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. However, long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.
Bank Debt
     The debt agreements contain covenants relating to working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2007. Under the bank credit facility, common and preferred dividends are permitted, subject to the terms of the restricted payment basket. The bank credit facility provides for a restricted payment basket of $20.0 million plus 50% of net income plus 66-2/3% of net cash proceeds from common stock issuances occurring since December 31, 2001. Approximately $482.2 million was available under the bank credit facility’s restricted payment basket on March 31, 2007. The terms of our senior subordinated notes limit restricted payments (including dividends) to the greater of $20.0 million or a formula based on earnings since the issuance of the notes and 100% of net cash proceeds from common stock issuances. The 7.5% Notes also allow for any cash proceeds received from the sale of oil and gas properties purchased in the Stroud acquisition to be added to the restricted payment baskets. Approximately $559.1 million was available under each of the 7.375% Notes and the 6.375% Notes restricted payment basket on March 31, 2007. There was $640.1 million available under the 7.5% Note restricted payment baskets.

     We maintain a $900.0 million revolving bank credit facility. The facility is secured by substantially all our assets. Availability under the facility is subject to a borrowing base set by the banks semi-annually and in certain other circumstances more frequently. The borrowing base in dependent on a number of factors, primarily the lenders assessment of future cash flows. Redeterminations, other than increases, require the approval of 75% of the lenders while increases require unanimous approval. At April 24, 2007, the bank credit facility had a $1.2 billion borrowing base and an $900.0 million facility amount. Credit availability is equal to the lesser of the facility amount or the borrowing base resulting in credit availability of $758.5 million on April 24, 2007.
Cash Flow
     Our principal sources of cash are operating cash flow and bank borrowings and at times, the sale of assets and the issuance of debt and equity securities. Our operating cash flow is highly dependent on oil and gas prices. As of March 31, 2007, we have entered into hedging agreements covering 65.2 Bcfe, 77.2 Bcfe and 6.6 Bcfe for 2007, 2008 and 2009, respectively. Net cash provided from continuing operations for the three months ended March 31, 2007 was $84.1 million compared to $116.4 million in the three months ended March 31, 2006. Cash flow from operations was lower than the prior year due to timing of working capital changes. Net cash used in investing for the three months ended March 31, 2007 was $12.2 million compared to $107.4 million in the same period of 2006. The 2007 period includes $182.8 million of additions to oil and gas properties, $49.1 million of acquisitions offset by proceeds of $234.3 million from asset sales. The 2006 period included $91.1 million of additions to oil and gas properties and $10.0 million of acquisitions. Net cash provided from financing for the three months ended March 31, 2007 was $86.0 million compared to net cash used in financing of $21.5 million in the first three months of 2006. This increase was primarily the result of borrowings under our credit facility. During the first three months of 2007 total debt increased $85.6 million.
Dividends
     On March 1, 2007, the Board of Directors declared a dividend of three cents per share ($4.2 million) on our common stock, payable on March 30, 2007 to stockholders of record at the close of business on March 15, 2007.
Capital Requirements and Contractual Cash Obligations
     The 2007 capital budget is currently set at $822.0 million (excluding acquisitions) and based on current projections, is expected to be funded with internal cash flow and asset sales. For the three months ended March 31, 2007, $183.8 million of development and exploration spending was funded with internal cash flow and borrowings under our credit facility.
     Other than our pending development plan with respect to the Nora field (as discussed in Note 18 to the consolidated financial statements), there have been no significant changes to our contractual obligations subsequent to December 31, 2006. The proposed Nora field acquisition purchase price is approximately $315.0 million. There have been no significant changes to our off-balance sheet arrangements subsequent to December 31, 2006.
Other Contingencies
     We are involved in various legal actions and claims arising in the ordinary course of business. We believe the resolution of these proceedings will not have a material adverse effect on the liquidity or consolidated financial position of Range.
Hedging – Oil and Gas Prices
     We enter into hedging agreements to reduce the impact of oil and gas price volatility on our operations. At March 31, 2007, swaps were in place covering 66.2 Bcf of gas at prices averaging $9.18 per mcf. We also have collars covering 47.2 Bcf of gas at weighted average floor and cap prices which range from $7.28 to $10.35 per mcf and 5.9 million barrels of oil at weighted average floor and cap prices that range from $57.76 to $72.53 per barrel. Their fair value at March 31, 2007 (the estimated amount that would be realized on termination based on contract price and a reference price, generally NYMEX) was a net unrealized pre-tax gain of $21.6 million. Gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. An ineffective portion (changes in contract prices that do not match changes in the hedge price) of open hedge contracts is recognized in earnings quarterly in other revenue. As of the fourth quarter of 2005, certain of our gas hedges no longer qualify for hedge accounting and are marked to market. In the first quarter of 2007, this resulted in a loss of $66.1 million compared to a gain of $11.3 million in the first quarter of 2006.

     At March 31, 2007, the following commodity derivative contracts were outstanding:

Average
Period	Contract Type	Volume Hedged	Hedge Price
Natural Gas
2007	Swaps	100,864 Mmbtu/day	$8.85
2007	Collars	98,500 Mmbtu/day	$ 6.79 - $9.57
2008	Swaps	105,000 Mmbtu/day	$9.42
2008	Collars	55,000 Mmbtu/day	$ 7.93 - $11.40

Crude Oil
2007	Collars	6,300 bbl/day	$ 53.46 - $65.33
2008	Collars	8,500 bbl/day	$ 59.01 - $75.36
2009	Collars	3,000 bbl/day	$ 61.00 - $75.89
Interest Rates
     At March 31, 2007, we had $1.1 billion of debt outstanding. Of this amount, $600.0 million bore interest at fixed rates averaging 7.2%. Bank debt totaling $537.5 million bears interest at floating rates, which average 6.5% at March 31, 2007. The 30 day LIBOR rate on March 31, 2007 was 5.3%.
Inflation and Changes in Prices
     Our revenues, the value of our assets, our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices and the costs to produce our reserves. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. During the first quarter of 2007, we received an average of $56.00 per barrel of oil and $6.42 per mcf of gas before hedging compared to $59.74 per barrel of oil and $8.33 per mcf of gas in the same period of the prior year. Although certain of our costs are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and accelerated during 2005 and 2006, commodity prices for oil and gas increased significantly. The higher prices have led to increased activity in the industry and, consequently, rising costs. These costs trends have put pressure not only on our operating costs but also on capital costs. We expect these costs to remain high in 2007.

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
     Commodity Price Risk. We periodically enter into hedging arrangements with respect to our oil and gas production. These arrangements are intended to reduce the impact of oil and gas price fluctuations. Certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program also includes collars which establish a minimum floor price and a predetermined ceiling price. Realized gains or losses are recognized in oil and gas revenue when the associated production occurs. Gains or losses on open contracts are recorded either in current period income or other comprehensive income. Generally, derivative losses occur when market prices increase, which are offset by gains on the underlying commodity transaction. Conversely, derivative gains occur when market prices decrease, which are offset by losses on the underlying commodity transaction. Ineffective gains and losses are recognized in earnings in other revenues. We do not enter into derivative instruments for trading purposes. Though not all of our derivatives qualify as accounting hedges, the purpose of entering into the contracts is to economically hedge oil and gas prices. Those that do not qualify as accounting hedges are marked to market through current period income.
     As of March 31, 2007, we had gas swaps in place covering 66.2 Bcf of gas. We also had collars covering 47.2 Bcf of gas and 5.9 million barrels of oil. Their fair value, represented by the estimated amount that would be realized upon immediate liquidation, based on contract versus NYMEX prices, approximated a net unrealized pre-tax gain of $21.6 million at that date. These contracts expire monthly through December 2009. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price received by us for the sale of our hedged production and the hedge price, generally closing prices on the NYMEX. Net realized gains relating to these derivatives for the three months ended March 31, 2007 was $35.5 million compared to losses of $17.1 million in the first three months of 2006. Losses or gains due to commodity hedge ineffectiveness are recognized in earnings in other revenues in our consolidated statement of operations. The ineffective portion of hedges was a loss of $219,000 in the first three months of 2007 compared to a gain of $1.4 million in the first three months of 2006.
     Other Commodity Risk. We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. As of the fourth quarter of 2005, certain of our gas hedges no longer qualify for hedge accounting due to the volatility in gas prices and its effect on our basis differentials and are marked to market. This resulted in a loss of $66.1 million in the first three months of 2007 compared to a gain of $11.3 million in the same period of 2006.
     At March 31, 2007, the following commodity derivative contracts were outstanding:

			Average	Fair
Period	Contract Type	Volume Hedged	Hedge Price	Market Value
				(In thousands)
Natural Gas
2007	Swaps	100,864 Mmbtu/day	$8.85	$15,778
2007	Collars	98,500 Mmbtu/day	$ 6.79 - $9.57	$(6,593)
2008	Swaps	105,000 Mmbtu/day	$9.42	$26,387
2008	Collars	55,000 Mmbtu/day	$ 7.93 - $11.40	$4,744

Crude Oil
2007	Collars	6,300 bbl/day	$ 53.46 - $65.33	$(12,530)
2008	Collars	8,500 bbl/day	$ 59.01 - $75.36	$(5,773)
2009	Collars	3,000 bbl/day	$ 61.00 - $75.89	$(420)

     In the first three months of 2007, a 10% reduction in oil and gas prices, excluding amounts fixed through hedging transactions, would have reduced revenue by $17.9 million. If oil and gas future prices at March 31, 2007 declined 10%, the unrealized hedging gain at that date would have increased by $82.6 million.
     Interest rate risk. At March 31, 2007, we had $1.1 billion of debt outstanding. Of this amount, $600.0 million bore interest at fixed rates averaging 7.2%. Senior debt totaling $537.5 million bore interest at floating rates averaging 6.5%. A 1% increase or decrease in short-term interest rates would affect interest expense by approximately $5.4 million.

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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our pending Equitable transaction may not close as anticipated
     The closing of the Equitable transaction is subject to Hart-Scott-Rodino clearance and other customary closing conditions. We expect that the transaction will close in May 2007, but we cannot assure you that the transaction will close at such time or at all. This offering is not conditioned on the closing of the Equitable transaction, and we cannot predict the impact on our stock price if the Equitable transaction does not close.
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

10.1*
First Amendment to the Third Amended and Restated Credit Agreement dated October 25, 2006 among Range (as borrowers) and J.P.Morgan Chase Bank, N.A. and institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent

10.2*
Second Amendment to the Third Amended and Restated Credit Agreement dated October 25, 2006 among Range (as borrowers) and J.P.Morgan Chase Bank, N.A. and institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent

10.3
Purchase and Sale Agreement, dated April 13, 2007, by and between Pine Mountain Oil and Gas, Inc. and Equitable Production Company (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 13, 2007)

10.4
Contribution Agreement, dated April 13, 2007, by and between Pine Mountain Oil and Gas, Inc., Equitable Production Company, Equitable Gathering Equity, LLC and Nora Gathering LLC (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 13, 2007)

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

April 26, 2007

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

10.1*
First Amendment to the Third Amended and Restated Credit Agreement dated October 25, 2006 among Range (as borrowers) and J.P.Morgan Chase Bank, N.A. and institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent

10.2*
Second Amendment to the Third Amended and Restated Credit Agreement dated October 25, 2006 among Range (as borrowers) and J.P.Morgan Chase Bank, N.A. and institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent

10.3
Purchase and Sale Agreement, dated April 13, 2007, by and between Pine Mountain Oil and Gas, Inc. and Equitable Production Company (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 13, 2007)

10.4
Contribution Agreement, dated April 13, 2007, by and between Pine Mountain Oil and Gas, Inc., Equitable Production Company, Equitable Gathering Equity, LLC and Nora Gathering LLC (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 13, 2007)

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