Form 10-K/A
period 2009-12-31
RANGE RESOURCES CORP
filed 2010-11-19
CIK 315852

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

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
RANGE RESOURCES CORPORATION INDEX TO EXHIBITS
EX-23.2
EX-31.1
EX-31.2
EX-99.1

EXPLANATORY NOTE
     We filed our Annual Report on Form 10-K for the year ended December 31, 2009 on February 24, 2010 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to revise Exhibit 99.3 to the Original Report as follows:
     In the Original Report, the exhibit did not contain a statement including a specific reference to compliance with 1202(a)(9) of Regulation S-X. The exhibit in the Amendment includes such reference.
     In the Original Report, the exhibit did not contain a statement indicating that Wright and Company used all methods and procedures they considered necessary under the circumstances to prepare the report. The exhibit in the Amendment includes such a reference.
     The exhibit omitted relevant weighted average adjusted prices in the Original Report. The exhibit in this Amendment includes the requisite pricing information.
     In the Original Report, Exhibit 99.3 omitted a statement that the third party engineer’s estimates and our estimates are within 1% of each other. The exhibit in this Amendment includes such a statement.
     Exhibit 99.3 included a reference to “generally accepted petroleum engineering and evaluation principles” in the Original Report. This exhibit has been modified to delete this reference.
     In the Original Report, the exhibit contained a statement limiting its use to Range Resources Corporation. The exhibit in the Amendment does not include any such limitation.
     No other changes to the Original Report are included in this Amendment other than to provide currently dated consents of the engineering firm and certifications of our principal executive officer and principal financial officer.
     This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

2

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Description

23.2	Consent of Wright and Company

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright and Company
     The interactive data files of our financial statements and accompanying notes were provided as exhibits to our Annual Report on Form 10-K that was filed on February 24, 2010. Because no amendments have been made to such financial information, the interactive data files are not provided in the Form 10-K/A.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.
Date: November 19, 2010

RANGE RESOURCES CORPORATION
By:	/s/ John H. Pinkerton
John H. Pinkerton
Chairman of the Board and Chief Executive Officer

3

RANGE RESOURCES CORPORATION
INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

23.2	Consent of Wright and Company

31.1	Certification by the Chairman and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright and Company, independent consulting engineers

4