Form 10-K/A
period 2010-12-31
RANGE RESOURCES CORP
filed 2011-03-02
CIK 315852

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

SIGNATURES
INDEX TO EXHIBITS
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
     The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), as filed with the Securities and Exchange Commission on March 1, 2011, is to furnish Exhibit 101 to the Form 10-K which provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).
     No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.
     Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filled for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE RESOURCES CORPORATION
By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Finance Officer

Dated: March 2, 2011

3

RANGE RESOURCES CORPORATION
INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
101.INS**	EX-101 Instance Document

101.SCH**	EX-101 Schema Document

101.CAL**	EX-101 Calculation Linkbase Document

101.LAB**	EX-101 Labels Linkbase Document

101.DEF**	EX-101 Definition Linkbase Document

101.PRE**	EX-101 Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

4