Form 10-Q/A
period 2011-03-31
RANGE RESOURCES CORP
filed 2011-04-28
CIK 315852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-12209

RANGE RESOURCES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1312571 (IRS Employer Identification No.)

100 Throckmorton Street, Suite 1200 Fort Worth, Texas (Address of Principal Executive Offices)	76102 (Zip Code)
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

Explanatory Note
     The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period March 31, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on April 27, 2011, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).
     No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures way disclosures made in the Form 10-Q.
     Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filled for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE RESOURCES CORPORATION
By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Finance Officer

Dated: April 28, 2011

RANGE RESOURCES CORPORATION
INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
101. INS**	XBRL Instance Document
101. SCH**	XBRL Taxonomy Extension Schema
101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB**	XBRL Taxonomy Extension Label Linkbase Document
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	furnished herewith

4