Form 10-K/A
period 2010-12-31
RANGE RESOURCES CORP
filed 2011-09-02
CIK 315852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-99.1
EX-99.2
EX-99.3

EXPLANATORY NOTE
     We filed our Annual Report on Form 10-K for the year ended December 31, 2010 on March 1, 2011 (the “Original Report”). We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) solely to revise Exhibits 23.1, 23.2, 23.3, 99.1, 99.2 and 99.3 to the Original Report as follows:
     In the Original Report, Exhibits 23.1, 23.2 and 23.2 did not correctly reference that the consents were for the report to be incorporated by reference into filings under the Securities Act of 1933. The exhibits in this Amendment include such reference.
     In the Original Report, the exhibits 99.1 and 99.3 omitted the specific qualifications of the technical person responsible for overseeing the reserve audit. The exhibits in this Amendment include such information.
     In the Original Report, Exhibit 99.2 omitted the purpose for the report and the location of the properties. The exhibit in this Amendment includes such statements.
     No other changes to the Original Report are included in this Amendment other than to provide currently dated consents of the engineering firms and certifications of our principal executive officer and principal financial officer.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit Description
23.1	Consent of H. J. Gruy and Associates, Inc, independent consulting engineers

23.2	Consent of DeGoyler and MacNaughton, independent consulting engineers

23.3	Consent of Wright & Company Inc, independent consulting engineers

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Report of H. J. Gruy and Associates, Inc, independent consulting engineers

99.2	Report of DeGoyler and MacNaughton, independent consulting engineers

99.3	Report of Wright & Company, Inc, independent consulting engineers
     The interactive data files of our financial statements and accompanying notes were provided as exhibits to our Annual Report on Form 10-K that was filed on March 2, 2011. Because no amendments have been made to such financial information, the interactive data files are not provided in the Form 10-K/A.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.
Date: September 2, 2011

RANGE RESOURCES CORPORATION
By:	/s/ Roger S. Manny
Roger S. Manny
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
23.1	Consent of H. J. Gruy and Associates, Inc, independent consulting engineers

23.2	Consent of DeGoyler and MacNaughton, independent consulting engineers

23.3	Consent of Wright & Company, Inc, independent consulting engineers

31.1	Certification by the Chairman and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Report of H. J. Gruy and Associates, Inc, independent consulting engineers

99.2	Report of DeGoyler and Machaughton, independent consulting engineers

99.3	Report of Wright & Company, Inc, independent consulting engineers