Form 10-Q/A
period 2011-09-30
RANGE RESOURCES CORP
filed 2011-10-27
CIK 315852

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

Explanatory Note
     The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period September 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on October 26, 2011, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).
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

Dated: October 27, 2011

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

4