Form 10-K/A
period 2011-12-31
RANGE RESOURCES CORP
filed 2012-02-23
CIK 315852

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceedings 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).    Yes  ☐    No  ☒

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission on February 22, 2012, is to furnish Exhibit 101 to the Form 10-K which provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

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
Roger S. Manny
Executive Vice President and Chief Finance Officer

Dated: February 23, 2012

RANGE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

101.INS*	EX-101 Instance Document

101.SCH*	EX-101 Schema Document

101.CAL*	EX-101 Calculation Linkbase Document

101.LAB*	EX-101 Labels Linkbase Document

101.DEF*	EX-101 Definition Linkbase Document

101 PRE*	EX-101 Presentation Linkbase Document

*	Filed herewith.