Form 10-Q
period 2012-03-31
RANGE RESOURCES CORP
filed 2012-04-25
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

162,184,405 Common Shares were outstanding on April 23, 2012.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2012

Unless the context otherwise indicates, all references in this report to “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its wholly-owned subsidiaries and its ownership interests in equity method investees.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,898	$92
Accounts receivable, less allowance for doubtful accounts of $2,765 and $4,015	108,884	127,180
Unrealized derivative gain	216,508	173,921
Inventory and other	14,589	14,070

Total current assets	462,879	315,263

Unrealized derivative gain	67,898	77,579
Equity method investments	137,873	138,130
Natural gas and oil properties, successful efforts method	7,161,054	6,784,027
Accumulated depletion and depreciation	(1,721,625)	(1,626,461)

	5,439,429	5,157,566

Transportation and field assets	120,791	123,349
Accumulated depreciation and amortization	(70,635)	(70,671)

	50,156	52,678

Other assets	119,710	104,254

Total assets	$6,277,945	$5,845,470

Liabilities
Current liabilities:
Accounts payable	$300,284	$311,369
Asset retirement obligations	5,005	5,005
Accrued liabilities	125,447	109,109
Liabilities of discontinued operations	—	653
Deferred tax liability	84,084	56,595
Accrued interest	34,948	29,201
Unrealized derivative loss	4,767	—

Total current liabilities	554,535	511,932

Bank debt	—	187,000
Subordinated notes	2,388,260	1,787,967
Deferred tax liability	685,078	710,490
Unrealized derivative loss	3,792	173
Deferred compensation liability	165,958	169,188
Asset retirement obligations and other liabilities	87,233	86,300

Total liabilities	3,884,856	3,453,050

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 162,179,887 issued at March 31, 2012 and 161,302,973 issued at December 31, 2011	1,622	1,613
Common stock held in treasury, 169,554 shares at March 31, 2012 and 171,426 shares at December 31, 2011	(6,278)	(6,343)
Additional paid-in capital	1,871,890	1,866,554
Retained earnings	325,696	373,969
Accumulated other comprehensive income	200,159	156,627

Total stockholders’ equity	2,393,089	2,392,420

Total liabilities and stockholders’ equity	$6,277,945	$5,845,470

See the accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues and other income:
Natural gas, NGLs and oil sales	$317,617	$251,963
Derivative fair value loss	(60,833)	(40,834)
(Loss) gain on the sale of assets	(10,426)	139
Other	535	1,390

Total revenues and other income	246,893	212,658

Costs and expenses:
Direct operating	29,022	28,717
Transportation, gathering and compression	40,820	25,082
Production and ad valorem taxes	36,634	6,879
Exploration	21,516	27,187
Abandonment and impairment of unproved properties	20,289	16,537
General and administrative	38,729	33,959
Deferred compensation plan	(7,830)	30,630
Interest expense	37,205	24,779
Depletion, depreciation and amortization	100,151	72,216

Total costs and expenses	316,536	265,986

Loss from continuing operations before income taxes	(69,643)	(53,328)

Income tax benefit
Current	—	—
Deferred	(27,843)	(19,897)

	(27,843)	(19,897)

Loss from continuing operations	(41,800)	(33,431)
Discontinued operations, net of taxes	—	8,398

Net loss	$(41,800)	$(25,033)

Loss per common share:
Basic-loss from continuing operations	$(0.26)	$(0.21)
-discontinued operations	—	0.05

-net loss	$(0.26)	$(0.16)

Diluted-loss from continuing operations	$(0.26)	$(0.21)
-discontinued operations	—	0.05

-net loss	$(0.26)	$(0.16)

Dividends per common share	$0.04	$0.04

Weighted average common shares outstanding:
Basic	158,913	157,545
Diluted	158,913	157,545

See the accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Net loss	$(41,800)	$(25,033)
Other comprehensive income (loss):
Realized loss (gain) on hedge derivative contract settlements reclassified into earnings from other comprehensive income (loss), net of taxes	(35,442)	(23,889)
Change in unrealized deferred hedging gains (losses), net of taxes	78,974	113

Total comprehensive income (loss)	$1,732	$(48,809)

See the accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(41,800)	$(25,033)
Adjustments to reconcile net loss to net cash provided from operating activities:
Gain from discontinued operations	—	(8,398)
Loss from equity method investments, net of distributions	251	12,705
Deferred income tax benefit	(27,843)	(19,897)
Depletion, depreciation and amortization	100,151	72,216
Exploration dry hole costs	709	10
Mark-to-market on natural gas and oil derivatives not designated as hedges	52,056	40,036
Abandonment and impairment of unproved properties	20,289	16,537
Unrealized derivative loss (gain)	948	(568)
Allowance for bad debts	—	(688)
Amortization of deferred financing costs and other	1,848	(78)
Deferred and stock-based compensation	2,508	40,650
Loss (gain) on the sale of assets and other	10,426	(139)
Changes in working capital:
Accounts receivable	11,947	(10,528)
Inventory and other	(897)	3,574
Accounts payable	8,962	2,302
Accrued liabilities and other	16,422	(1,491)

Net cash provided from continuing operations	155,977	121,210
Net cash provided from discontinued operations	—	19,412

Net cash provided from operating activities	155,977	140,622

Investing activities:
Additions to natural gas and oil properties	(376,943)	(250,766)
Additions to field service assets	(1,622)	(1,022)
Acreage purchases	(74,268)	(24,316)
Proceeds from disposal of assets	9,852	15,197
Purchase of marketable securities held by the deferred compensation plan	(3,061)	(6,260)
Proceeds from the sales of marketable securities held by the deferred compensation plan	2,183	3,557

Net cash used in investing activities from continuing operations	(443,859)	(263,610)
Net cash used in investing activities from discontinued operations	—	(8,219)

Net cash used in investing activities	(443,859)	(271,829)

Financing activities:
Borrowing on credit facilities	340,000	372,826
Repayment on credit facilities	(527,000)	(166,826)
Issuance of subordinated notes	600,000	—
Dividends paid	(6,473)	(6,420)
Debt issuance costs	(11,242)	(12,356)
Issuance of common stock	1,266	503
Change in cash overdrafts	12,969	(60,979)
Proceeds from the sales of common stock held by the deferred compensation plan	1,168	3,292

Net cash provided from financing activities	410,688	130,040

Increase (decrease) in cash and cash equivalents	122,806	(1,167)
Cash and cash equivalents at beginning of period	92	2,848

Cash and cash equivalents at end of period	$122,898	$1,681

See the accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation (“Range,” “we,” “us,” or “our”) is a Fort Worth, Texas-based independent natural gas, natural gas liquids and oil company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian and Southwestern regions of the United States. Our objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC.”

(2)	BASIS OF PRESENTATION

Presentation

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2011 Annual Report on Form 10-K filed on February 22, 2012, as amended by the Form 10-K/A filed on February 23, 2012. The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Certain reclassifications have been made to prior year’s reported amounts in order to conform with the current year presentation.

In first quarter 2012, the Pennsylvania legislature passed an “impact fee” on unconventional natural gas and oil production and as a result, we expensed $24.0 million related to the impact fee for wells drilled during 2011 and prior. This expense is reflected in our statement of operations as production and ad valorem taxes. The impact fee is a per well annual fee imposed for a period of fifteen years on all unconventional wells drilled in Pennsylvania. The fee is based on the average annual price of natural gas and the Consumer Price Index. The annual fee per well declines each year over the fifteen year time period as long as the well is producing.

Discontinued Operations

In February 2011, we entered into an agreement to sell substantially all of our Barnett Shale assets. In April 2011, we completed the sale of most of these assets and closed the remainder of the sale in August 2011. We have classified the historic results of these operations as discontinued operations, net of tax, in the accompanying consolidated statements of operations. See also Notes 4 and 5 for more information regarding the sale of our Barnett Shale assets. Unless otherwise indicated, the information in these notes to the consolidated financial statements relates to our continuing operations.

(3)	NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application. We adopted this new requirement in first quarter 2012 and it did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” requiring additional disclosures about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 is not expected to impact our future financial position, results of operation or liquidity.

(4)	DISPOSITIONS

2012 Dispositions

In March 2012, we sold seventy five percent of a prospect in East Texas which included unproved properties and a suspended exploratory well to a third party for $8.5 million resulting in a pre-tax loss of $10.3 million. As part of the agreement, we retained a carried interest on the first well drilled and an overriding royalty of 2.5 to 5.0% in the prospect.

2011 Dispositions

In February 2011, we entered into an agreement to sell substantially all of our Barnett Shale properties located in North Central Texas (Dallas, Denton, Ellis, Hill, Hood, Johnson, Parker, Tarrant and Wise Counties), which also included the assumption of certain derivative contracts by the buyer and was subject to normal post-closing adjustments. We closed substantially all of this sale in April 2011 and closed the remainder in August 2011. The gross cash proceeds were approximately $889.3 million, including certain derivative contracts assumed by the buyer. The agreements had a February 1, 2011 effective date and consequently operating net revenues after January 2011 were a downward adjustment to the sales price. As indicated in Notes 2 and 5, the historic results of our Barnett Shale operations are presented as discontinued operations. In the first quarter 2011, we also sold a low pressure pipeline for $14.7 million in proceeds, with no gain or loss recognized.

(5)	DISCONTINUED OPERATIONS

The following table represents the components of our Barnett Shale operations as discontinued operations for the three months ended March 31, 2011 (in thousands).

Three Months Ended March 31, 2011
Revenues and other income:
Natural gas, NGLs and oil sales	$42,257
Other	9

Total revenues and other income	42,266

Costs and expenses:
Direct operating	8,277
Transportation, gathering and compression	1,066
Production and ad valorem taxes	32
Interest expense (a)	11,076
Depletion, depreciation and amortization	8,880

Total costs and expenses	29,331

Income before income taxes	12,935

Income tax expense
Current	—
Deferred	4,537

4,537

Net income from discontinued operations	$8,398

(a)	Interest expense is allocated to discontinued operations based on the ratio of net assets of discontinued operations to our consolidated net assets plus long-term debt.

The carrying values of our Barnett operations were included in discontinued operations in the accompanying consolidated balance sheets, which is comprised of the following (in thousands):

December 31, 2011

Composition of liabilities of discontinued operations:
Accrued liabilities	$653

Total current liabilities of discontinued operations	$653

(6)	INCOME TAXES

Income tax benefit from continuing operations was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Income tax benefit	$(27,843)	$(19,897)
Effective tax rate	40.0%	37.3%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For first quarter 2012 and 2011, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences.

(7)	INCOME (LOSS) PER COMMON SHARE

Basic income or loss per share attributable to common shareholders is computed as (1) income or loss attributable to common shareholders (2) less income allocable to participating securities (3) divided by weighted average basic shares outstanding. Diluted income or loss per share attributable to common stockholders is computed as (1) basic income or loss attributable to common shareholders (2) plus diluted adjustments to income allocable to participating securities (3) divided by weighted average diluted shares outstanding. The following table sets forth a reconciliation of income or loss attributable to common shareholders to basic income or loss attributable to common shareholders and to diluted income or loss attributable to common shareholders (in thousands except per share amounts):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Income (loss) as reported	$(41,800)	$—	$(41,800)	$(33,431)	$8,398	$(25,033)
Participating basic earnings (a)	(113)	—	(113)	(116)	—	(116)

Basic income (loss) attributed to common shareholders	(41,913)	—	(41,913)	(33,547)	8,398	(25,149)
Reallocation of participating earnings (a)	—	—	—	—	—	—

Diluted income (loss) attributed to common shareholders	$(41,913)	$—	$(41,913)	$(33,547)	$8,398	$(25,149)

Income (loss) per common share:
Basic	$(0.26)	$—	$(0.26)	$(0.21)	$0.05	$(0.16)
Diluted	$(0.26)	$—	$(0.26)	$(0.21)	$0.05	$(0.16)

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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2012	2011

Denominator:
Weighted average common shares outstanding – basic	158,913	157,545
Effect of dilutive securities:
Director and employee stock options and SARs	—	—

Weighted average common shares outstanding – diluted	158,913	157,545

Weighted average common shares – basic excludes 2.8 million shares at March 31, 2012 and 2.9 million shares at March 31, 2011 of restricted stock held in our deferred compensation plans (although all awards are issued and outstanding upon grant). Due to our loss from continuing operations for first quarter 2012 and 2011, we excluded all outstanding stock options, stock appreciation rights (“SARs”) and restricted stock from the computations of diluted net income per share because the effect would have been anti-dilutive to the computations.

(8)	SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. The following table reflects the changes in capitalized exploratory well costs for the three months ended March 31, 2012 and the year ended December 31, 2011 (in thousands except for number of projects):

	March 31, 2012	December 31, 2011

Balance at beginning of period	$93,388	$23,908
Additions to capitalized exploratory well costs pending the determination of proved reserves	47,756	86,996
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(7,217)	(17,516)
Capitalized exploratory well costs charged to expense	—	—

Balance at end of period	133,927	93,388
Less exploratory well costs that have been capitalized for a period of one year or less	(104,189)	(83,860)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$29,738	$9,528

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	9	3

As of March 31, 2012, $29.7 million of capitalized exploratory well costs have been capitalized for more than one year with seven of the wells waiting on pipelines and two of the wells currently in the completion stage. Eight of the wells are located in our Marcellus Shale area. In the first quarter 2012, we sold a seventy-five percent interest in an East Texas exploratory well. For additional information, see footnote 4. The following table provides an aging of capitalized exploratory well costs that have been suspended for more than one year as of March 31, 2012 (in thousands):

	Total	2012	2011	2010	2009	2008

Capitalized exploratory well costs that have been capitalized for more than one year	$29,738	$3,628	$16,996	$4,707	$2,884	$1,523

(9)	INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands). No interest was capitalized during the three months ended March 31, 2012 or 2011:

	March 31, 2012	December 31, 2011

Bank debt	$—	$187,000

Senior subordinated notes:
7.50% senior subordinated notes due 2017	250,000	250,000
7.25% senior subordinated notes due 2018	250,000	250,000
8.00% senior subordinated notes due 2019, net of $11,740 and $12,033 discount, respectively	288,260	287,967
6.75% senior subordinated notes due 2020	500,000	500,000
5.75% senior subordinated notes due 2021	500,000	500,000
5.00% senior subordinated notes due 2022	600,000	—

Total debt	$2,388,260	$1,974,967

Bank Debt

In February 2011, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets. The bank credit facility provides for an initial commitment equal to the lesser of the facility amount or the borrowing base. On March 31, 2012, the facility amount was $1.5 billion and the borrowing base was $2.0 billion. On April 9, 2012, the facility amount was increased to $1.75 billion and the borrowing base remained at $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually and for event-driven unscheduled redeterminations. Our current bank group is comprised of twenty-nine financial institutions, with no one bank holding more than 6% of the total facility which includes three additional banks added on April 9, 2012. The facility amount may be increased to the borrowing base amount with twenty days notice, subject to the banks agreeing to participate in the facility increase and payment of a mutually acceptable commitment fee to those banks. As of March 31, 2012, we had no outstanding borrowings under our bank credit facility and $28.6 million of undrawn letters of credit leaving $1.5 billion of borrowing capacity available under the facility amount. The facility matures on February 18, 2016. Borrowings under the bank facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.50% to 1.5% or LIBOR borrowings at the Adjusted LIBO Rate (as defined) plus a spread ranging from 1.5% to 2.5%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 2.1% for the three months ended March 31, 2012 compared to 2.3% for the three months ended March 31, 2011. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At March 31, 2012, the commitment fee was 0.375% and the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our base rate loans.

Senior Subordinated Notes

In March 2012, we issued $600.0 million aggregate principal amount of 5.00% senior subordinated notes due 2022 (“5.00% Notes”) for net proceeds of $589.5 million after underwriting discounts and commissions of $10.5 million. The 5.00% Notes were issued at par. Interest on the 5.00% Notes is payable semi-annually in February and August and is guaranteed by all of our current subsidiary guarantors. We may redeem the 5.00% Notes, in whole or in part, at any time on or after February 15, 2017, at redemption prices of 102.5% of the principal amount as of February 15, 2017, declining to 100% on February 15, 2020 and thereafter. Before February 2015, we may redeem up to 35% of the original aggregate principal amount of the 5.00% Notes at a redemption price equal to 105% of the principal amount thereof, plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings, provided that 65% of the aggregate principal amount of 5.00% Notes remains outstanding immediately after the occurrence of such redemption and also provided such redemption shall occur within 60 days of the date of the closing of the equity offering. On closing of the 5.00% Notes, we used $350.0 million of the proceeds to pay down our outstanding credit facility balance.

If we experience a change of control, bondholders may require us to repurchase all or a portion of all of our senior subordinated notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any. All of the senior subordinated notes and the guarantees by our subsidiary guarantors are general, unsecured obligations and are subordinated to our bank debt and will be subordinated to future senior debt that we or our subsidiary guarantors are permitted to incur under the bank credit facility and the indentures governing the subordinated notes.

Guarantees

Range Resources Corporation is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees by our subsidiaries of our senior subordinated notes are full and unconditional and joint and several. Any subsidiaries other than the subsidiary guarantors are minor subsidiaries.

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.25 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0. We were in compliance with our covenants under the bank credit facility at March 31, 2012.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At March 31, 2012, we were in compliance with these covenants.

(10)	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well life. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for first quarter 2012 is as follows (in thousands):

Three Months Ended March 31, 2012

Beginning of period	$84,810
Liabilities incurred	1,194
Liabilities settled	(1,845)
Disposition of wells	(37)
Accretion expense	1,645
Change in estimate	—

End of period	85,767

Less current portion	(5,005)

Long-term asset retirement obligations	$80,762

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.

(11)	CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2011:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

Beginning balance	161,131,547	159,909,052
Stock options/SARs exercised	698,276	862,774
Restricted stock grants	126,221	326,591
Restricted stock units vested	52,417	—
Treasury shares	1,872	33,130

Ending balance	162,010,333	161,131,547

(12)	DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap, collar, call or put option contracts to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we entered into natural gas liquids (“NGLs”) derivative swap contracts for the natural gasoline (or C5) component of natural gas liquids. At March 31, 2012, we had open swap contracts covering 89.7 Bcf of natural gas at prices averaging $3.89 per mcf, 2.8 million barrels of oil at prices averaging $95.27 per barrel and 6.2 million barrels of NGLs (the C5 component of NGLs) at prices averaging $93.16 per barrel. At March 31, 2012, we had collars covering 189.2 Bcf of natural gas at weighted average floor and cap prices of $4.71 to $5.21 per mcf and 2.4 million barrels of oil at weighted average floor and cap prices of $84.28 to $95.37 per barrel. At March 31, 2012, we also had sold call options for 1.3 million barrels of oil at a weighted average price of $85.00 per barrel and purchased put options for 0.7 million barrels of oil at a weighted average price of $80.00. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”), approximated a net unrealized pre-tax gain of $275.8 million at March 31, 2012. These contracts expire monthly through December 2014. The following table sets forth our derivative volumes by year as of March 31, 2012.

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2012	Collars	249,859 Mmbtu/day	$ 4.90–$ 5.39
2013	Collars	240,000 Mmbtu/day	$ 4.73–$ 5.20
2014	Collars	90,000 Mmbtu/day	$ 4.25–$ 4.85
2012	Swaps	189,927 Mmbtu/day	$ 4.05
2013	Swaps	102,521 Mmbtu/day	$ 3.66

Crude Oil
2012	Collars	2,000 bbls/day	$ 70.00–$ 80.00
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00
2012	Call options	4,700 bbls/day	$ 85.00
2012	Put option	2,500 bbls/day	$ 80.00
2013	Swaps	6,313 bbls/day	$ 96.49
2014	Swaps	3,000 bbls/day	$ 93.33

NGLs (Natural Gasoline)
2012	Swaps	12,000 bbls/day	$ 96.28
2013	Swaps	8,000 bbls/day	$ 89.64

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of our derivatives that qualify for hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of the accompanying consolidated balance sheets, which is later transferred to natural gas, NGLs and oil sales when the underlying physical transaction occurs and the hedging contract is settled. As of March 31, 2012, an unrealized pre-tax derivative gain of $328.1 million was recorded in AOCI. This gain will be reclassified into earnings as a gain of $222.4 million in 2012, a gain of $100.4 million in 2013 and a gain of $5.3 million in 2014 as the contracts settle. The actual reclassification to earnings will be based on market prices at the contract settlement date. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings in derivative fair value income.

For those derivative instruments that qualify for hedge accounting, settled transaction gains and losses are determined monthly, and are included as increases or decreases to natural gas, NGLs and oil sales in the period the hedged production is sold. Through March 2012, we have elected to designate our commodity derivative instruments that qualify for hedge accounting as cash flow hedges. Natural gas, NGLs and oil sales include $57.6 million of gains in first quarter 2012 compared to gains of $29.6 million in the same period of 2011 related to settled hedging transactions. Any ineffectiveness associated with these hedge derivatives are reflected in derivative fair value income in the accompanying statements of operations. The ineffective portion is calculated as the difference between the changes in fair value of the derivative and the estimated change in future cash flows from the item hedged. Derivative fair value income for the three months ended March 31, 2012 includes ineffective gains (unrealized and realized) of $237,000 compared to $1.5 million in the three months ended March 31, 2011.

Derivative fair value loss

The following table presents information about the components of derivative fair value loss for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Change in fair value of derivatives that do not qualify for hedge accounting (a)	$(52,056)	$(40,036)
Realized gain (loss) on settlement – natural gas (a) (b)	—	(394)
Realized gain (loss) on settlement – oil (a) (b)	(4,622)	(1,918)
Realized gain (loss) on settlement – NGLs (a) (b)	(4,392)	—
Hedge ineffectiveness – realized	1,185	946
– unrealized	(948)	568

Derivative fair value loss	$(60,833)	$(40,834)

(a)	Derivatives that do not qualify for hedge accounting.
(b)

These amounts represent the realized gains and losses on settled derivatives that do not qualify for hedge accounting, which before settlement are included in the category change in fair value of derivatives that do not qualify for hedge accounting.

Derivative assets and liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 is summarized below (in thousands). As of March 31, 2012, we are conducting derivative activities with thirteen financial institutions, of which all but two are secured lenders in our bank credit facility. We believe all of these institutions are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of our counterparties is subject to periodic review. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements.

	March 31, 2012	December 31, 2011

Derivative assets:
Natural gas – swaps	$83,430	$54,162
– collars	283,301	228,228
Crude oil – swaps	(17,427)	(263)
– collars	(26,247)	(16,607)
– call options	(26,572)	(29,348)
– put options	423	—
NGLs – swaps	(12,502)	15,328

	$284,406	$251,500

Derivative liabilities:
Natural gas – swaps	$4,389	$—
– collars	7,988	—
NGLs – swaps	(20,936)	(173)

	$(8,559)	$(173)

The table below provides data about the fair value of our derivative contracts. Derivative assets and liabilities shown below are presented as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying consolidated balance sheets (in thousands):

	March 31, 2012			December 31, 2011
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Net Carrying Value	Carrying Value	Carrying Value	Net Carrying Value

Derivatives that qualify for cash flow hedge accounting:
Swaps (a)	$87,819	$(17,427)	$70,392	$54,318	$(419)	$53,899
Collars (a)	291,289	(12,584)	278,705	228,228	(1,954)	226,274
Put options (a)	423	—	423	—	—	—

	$379,531	$(30,011)	$349,520	$282,546	$(2,373)	$280,173

Derivatives that do not qualify for hedge accounting:
Swaps (a)	$3,236	$(36,674)	$(33,438)	$17,949	$(2,794)	$15,155
Collars (a)	—	(13,663)	(13,663)	—	(14,653)	(14,653)
Call options (a)	—	(26,572)	(26,572)	—	(29,348)	(29,348)

	$3,236	$(76,909)	$(73,673)	$17,949	$(46,795)	$(28,846)

(a)	Included in unrealized derivative gain or loss in the accompanying consolidated balance sheets.

The effects of our cash flow hedges (or those derivatives that qualify for hedge accounting) on accumulated other comprehensive income in the accompanying consolidated balance sheets is summarized below:

	Three Months Ended March 31,
	Change in Hedge Derivative Fair Value		Realized Gain Reclassified from OCI into Revenue (a)
	2012	2011	2012	2011

Swaps	$36,172	$(2,540)	$19,313	$—
Put options	(1,562)	—	—	—
Collars	96,471	(799)	38,316	29,616
Collars – discontinued operations	—	412	—	8,607
Income taxes	(52,107)	3,040	(22,187)	(14,334)

	$78,974	$113	$35,442	$23,889

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

The effects of our non-hedge derivatives (or those derivatives that do not qualify for hedge accounting) and the ineffective portion of our hedge derivatives on our consolidated statements of operations is summarized below:

	Three Months Ended March 31,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)		Gain (Loss) Recognized in Income (Ineffective Portion)		Derivative Fair Value Income (Loss)
	2012	2011	2012	2011	2012	2011

Swaps	$(52,985)	$(1,864)	$—	$—	$(52,985)	$(1,864)
Collars	(2,502)	(7,586)	237	1,514	(2,265)	(6,072)
Call options	(5,583)	(32,855)	—	—	(5,583)	(32,855)
Basis swaps	—	(43)	—	—	—	(43)

Total	$(61,070)	$(42,348)	$237	$1,514	$(60,833)	$(40,834)

(13)	FAIR VALUE MEASUREMENTS

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

Fair Values-Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2012 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2012

Trading securities held in the deferred compensation plans	$55,188	$—	$—	$55,188

Derivatives – swaps	—	36,955	—	36,955
– collars	—	265,041	—	265,041
– call options	—	(26,572)	—	(26,572)
– put options	—	423	—	423

	Fair Value Measurements at December 31, 2011 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2011

Trading securities held in the deferred compensation plans	$50,237	$—	$—	$50,237

Derivatives – swaps	—	69,054	—	69,054
– collars	—	211,621	—	211,621
– call options	—	(29,348)	—	(29,348)

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains/losses are included in deferred compensation plan expense in the accompanying statement of operations. For first quarter 2012, interest and dividends were $62,000 and mark-to-market was a gain of $4.0 million. For first quarter 2011, interest and dividends were $35,000 and the mark-to-market was a gain of $1.3 million.

Fair Values – Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars, call and put options	$284,406	$284,406	$251,500	$251,500
Marketable securities(a)	55,188	55,188	50,237	50,237

Liabilities:
Commodity swaps, collars and call options	(8,559)	(8,559)	(173)	(173)
Bank credit facility(b)	—	—	(187,000)	(187,000)
7.50% senior subordinated notes due 2017(b)	(250,000)	(263,125)	(250,000)	(265,625)
7.25% senior subordinated notes due 2018(b)	(250,000)	(263,750)	(250,000)	(267,500)
8.00% senior subordinated notes due 2019(b)	(288,260)	(329,250)	(287,967)	(334,500)
6.75% senior subordinated notes due 2020(b)	(500,000)	(542,500)	(500,000)	(555,000)
5.75% senior subordinated notes due 2021(b)	(500,000)	(525,000)	(500,000)	(541,250)
5.00% senior subordinated notes due 2022(b)	(600,000)	(592,500)	—	—

(a)	Marketable securities are held in our deferred compensation plans that are actively traded on major exchanges.
(b)

The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior subordinated notes is based on end of period market quotes which are Level 2 market values.

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

Concentrations of Credit Risk

As of March 31, 2012, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate security are obtained as necessary to limit our risk of loss. Our allowance for uncollectible receivables was $2.8 million at March 31, 2012 compared to $4.0 million at December 31, 2011. As of March 31, 2012, our derivative contracts consist of swaps, collars, call options and put options. Our exposure is diversified primarily among major investment grade financial institutions, the majority of which we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2012 our derivative counterparties include thirteen financial institutions, of which all but two are secured lenders in our bank credit facility. At March 31, 2012, our net derivative assets include a payable to two counterparties not included in our bank credit facility of $2.6 million. For those counterparties that are not secured lenders in our bank credit facility or for which we do not have master netting arrangements, net derivative asset values are determined, in part, by reviewing credit default swap spreads for the counterparties. Net derivative liabilities are determined, in part, by using our market-based credit spread. None of our derivative contracts have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement date. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with our counterparties. The terms of the ISDA Agreements provide us and our counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

(14)	STOCK-BASED COMPENSATION PLANS

Stock-Based Awards

Stock options represent the right to purchase shares of stock in the future at the fair value of the stock on the date of grant. Most stock options granted under our stock option plans vest over a three-year period and expire five years from the date they are granted. Beginning in 2005, we began granting SARs to reduce the dilutive impact of our equity plans. Similar to stock options, SARs represent the right to receive a payment equal to the excess of the fair market value of shares of common stock on the date the right is exercised over the value of the stock on the date of grant. All SARs granted under the 2005 Plan will be settled in shares of stock, vest over a three-year period and have a maximum term of five years from the date they are granted. Beginning in first quarter 2011, the Compensation Committee also began granting restricted stock units under our equity-based stock compensation plans. These restricted stock units, which we refer to as restricted stock Equity Awards, vest over a three-year period. All awards granted have been issued at prevailing market prices at the time of grant and the vesting of these shares is based upon an employee’s continued employment with us.

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. Compensation expense is recognized over the balance of the vesting period, which is typically three years for employee grants and immediate vesting for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock awards have the right to vote such stock and receive dividends thereon. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, the shares are placed in our deferred compensation plan and, upon vesting, employees are allowed to take withdrawals either in cash or in stock. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market is reported in deferred compensation plan expense in the accompanying consolidated statements of operations.

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock grants and SARs expense. In first quarter 2012, stock-based compensation was allocated to operating expense ($357,000), exploration expense ($928,000) and general and administrative expense ($8.2 million) for a total of $9.9 million. In first quarter 2011, stock-based compensation was allocated to operating expense ($310,000), exploration expense ($1.3 million) and general and administrative expense ($7.5 million) for a total of $9.6 million. Unlike the other forms of stock-based compensation mentioned above, the mark-to-market of the liability related to the vested restricted stock held in our deferred compensation plans is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories.

Stock and Option Plans

We have two active equity-based stock plans, the 2005 Plan and the Director Plan. Under these plans, incentive and non-qualified stock options, SARs, restricted stock units and various other awards may be issued to directors and employees pursuant to decisions of the Compensation Committee, which is made up of non-employee, independent directors from the Board of Directors. All awards granted under these plans have been issued at prevailing market prices at the time of the grant. Of the 3.8 million grants outstanding at March 31, 2012, 32,000 of the grants relate to stock options with the remainder of 3.7 million grants relating to SARs. Information with respect to stock option and SARs activities is summarized below.

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	4,558,609	$41.47
Granted	162,241	63.37
Exercised	(936,928)	15.69
Expired/forfeited	(1,948)	46.44

Outstanding at March 31, 2012	3,781,974	$48.79

Stock Appreciation Right Awards

During first quarter 2012, we granted SARs to officers and non-officer employees. The weighted average grant date fair value of these SARs, based on our Black-Scholes-Merton assumptions, is shown below:

Three Months Ended March 31, 2012

Weighted average exercise price per share	$63.37
Expected annual dividends per share	0.25%
Expected life in years	3.6
Expected volatility	45%
Risk-free interest rate	0.6%
Weighted average grant date fair value	$21.07

Restricted Stock Awards

Equity Awards

In the three months ended March 31, 2012, we granted 356,000 restricted stock Equity Awards to employees compared to 297,000 granted to employees in the same period of 2011. These awards generally vest over a three-year period. We recorded compensation expense for these awards of $2.1 million in first quarter 2012 compared to $545,000 in the same period of 2011. Equity Awards are not issued to employees until they are vested and the employees do not have the option to receive cash.

Liability Awards

In first quarter 2012, we granted 140,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $63.15 with vesting generally over a three-year period. In the same period of 2011, we granted 130,000 shares of Liability Awards as compensation to employees at an average price of $49.14 with vesting generally over a three-year period. We recorded compensation expense for these Liability Awards of $4.2 million in first quarter 2012 compared to $4.4 million in the same period of 2011. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market is reported in the deferred compensation expense in our consolidated statements of operations (see additional discussion below).

A summary of the status of our non-vested restricted stock outstanding at March 31, 2012 is summarized below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	221,609	$49.64	487,244	$48.76
Granted	356,232	63.37	139,889	63.15
Vested	(27,664)	56.97	(115,565)	48.60
Forfeited	(4,982)	58.17	—	—

Outstanding at March 31, 2012	545,195	$58.16	511,568	$52.73

Deferred Compensation Plan

Our deferred compensation plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected in the deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value in other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market income of $7.8 million in first quarter 2012 compared to mark-to-market loss of $30.6 million in first quarter 2011. The Rabbi Trust held 2.9 million shares (2.4 million of vested shares) of Range stock at March 31, 2012 compared to 2.8 million shares (2.2 million of vested shares) at December 31, 2011.

(15)	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$196	$300
Interest paid	29,636	24,240

Non-cash investing and financing activities included:
Asset retirement costs capitalized, net	1,194	2,284

(16)	COMMITMENTS AND CONTINGENCIES

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

(17)	Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2012	December 31, 2011
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$6,368,851	$6,035,429
Unproved properties	792,203	748,598

Total	7,161,054	6,784,027
Accumulated depreciation, depletion and amortization	(1,721,625)	(1,626,461)

Net capitalized costs	$5,439,429	$5,157,566

(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(18)	Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011

Acreage purchases	$75,446	$220,576
Development	236,364	1,007,049
Exploration:
Drilling	98,046	226,920
Expense	20,588	77,259
Stock-based compensation expense	928	4,108
Gas gathering facilities:
Development	5,637	53,387

Subtotal	437,009	1,589,299

Asset retirement obligations	1,194	24,061

Total – continuing operations	438,203	1,613,360
Discontinued operations	—	3,241

Total costs incurred	$438,203	$1,616,601

(a)	Includes cost incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. For additional risk factors affecting our business, see Item 1A. Risk Factors as filed with our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 22, 2012.

Overview of Our Business

We are a Fort Worth, Texas-based independent natural gas, natural gas liquids and oil company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian and Southwestern regions of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. Unless otherwise indicated, the information included herein relates to our continuing operations.

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

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities are inherently volatile. The following table lists average NYMEX prices for natural gas and oil for first quarter 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Average NYMEX prices (a)
Natural gas (per mcf)	$2.77	$4.12
Oil (per bbl)	$103.13	$94.67

(a)	Based on average of bid week prompt month prices.

Consolidated Results of Operations

Overview of First Quarter 2012 Results

During first quarter 2012, we achieved the following financial and operating results:

•	achieved 52% production growth (excluding our Barnett Shale properties);

•	continued expansion of our activities in the Marcellus Shale by growing production, proving up acreage and acquiring additional unproved acreage;

•	reduced direct operating expenses per mcfe by 33%;

•	reduced our DD&A rate 9%;

•	maintained a strong balance sheet by issuing $600.0 million of new 10-year senior subordinated notes and achieved a debt to capitalization ratio of 49% at March 31, 2012;

•	entered into additional derivative contracts for 2012, 2013 and 2014; and

•	realized $156.0 million of cash flow from operating activities.

Total revenues increased $34.2 million or 16% in first quarter 2012 over the same period of 2011. This increase was due to higher production offset by lower realized prices and an increase in mark-to-market loss from derivatives. Our first quarter 2012 production growth was due to the continued success of our drilling program, particularly in the Marcellus Shale. We believe natural gas, NGLs and oil prices will remain volatile and will be affected by, among other things, weather, the U.S. and worldwide economy, new technology and the level of oil and gas production in North America and worldwide. Although we have entered into derivative contracts covering a portion of our production volumes for 2012, 2013 and 2014, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices we can enter into derivative contracts for additional volumes in the future.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary as a result of changes in realized commodity prices and production volumes. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Natural gas, NGLs and oil sales include netback arrangements where we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. We record revenue at the price we receive from the purchaser. Revenues also include arrangements where we sell natural gas or oil at a specific delivery point and receive proceeds from the purchaser with no transportation deduction. Third party transportation costs we incur to get our commodity to the delivery point are reported in transportation, gathering and compression expense. Hedges included in natural gas, NGLs and oil sales reflect settlements on those derivatives that qualify for hedge accounting. Cash settlements of derivative contracts that are not accounted for as hedges are included in derivative fair value loss in the accompanying statements of operations. In first quarter 2012, natural gas, NGLs and oil sales increased 26% from 2011 with a 52% increase in production partially offset by a 17% decrease in realized prices. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Change	%

Natural gas, NGLs and oil sales

Gas wellhead	$128,068	$130,795	$(2,727)	(2%)
Gas hedges realized	57,629	29,616	28,013	95%

Total gas revenue	$185,697	$160,411	$25,286	16%

Total NGLs revenue	$76,498	$55,045	$21,453	39%

Total oil revenue	$55,422	$36,507	$18,915	52%

Combined wellhead	$259,988	$222,347	$37,641	17%
Combined hedges	57,629	29,616	28,013	95%

Total natural gas, NGLs and oil sales	$317,617	$251,963	$65,654	26%

Our production continues to grow through drilling success as we place new wells on production offset by the natural decline of our natural gas and oil wells and asset sales. For first quarter 2012, our production volumes increased 68% in our Appalachian region and increased 11% in our Southwestern region. Our production for the three months ended March 31, 2012 and 2011 is set forth in the following table:

	Three Months Ended March 31,
	2012	2011	Change	%

Production (a)
Natural gas (mcf)	46,633,207	29,805,523	16,827,684	56%
NGLs (bbls)	1,560,826	1,131,565	429,261	38%
Crude oil (bbls)	608,077	436,132	171,945	39%
Total (mcfe) (b)	59,646,625	39,211,706	20,434,919	52%

Average daily production (a)
Natural gas (mcf)	512,453	331,172	181,281	55%
NGLs (bbls)	17,152	12,573	4,579	36%
Crude oil (bbls)	6,682	4,846	1,836	38%
Total (mcfe) (b)	655,457	435,686	219,771	50%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs) received during first quarter 2012 was $4.51 per mcfe compared to $5.75 per mcfe in the same period of 2011. Because we record transportation costs on two separate bases, as required by GAAP, we believe computed final realized prices should include the total impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives, whether or not they qualify for hedge accounting. Average sales prices (wellhead) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying statements of operations. Average sales prices (wellhead) do include transportation costs where we receive net proceeds. Average realized price calculations for the three months ended March 31, 2012 and 2011 are shown below:

	Three Months Ended March 31,
	2012	2011
Average Prices
Average sales prices (wellhead):
Natural gas (per mcf)	$2.75	$4.39
NGLs (per bbl)	49.01	48.65
Crude oil (per bbl)	91.14	83.71
Total (per mcfe) (a)	4.36	5.67

Average realized prices (including derivatives that qualify for hedge accounting):
Natural gas (per mcf)	3.98	5.38
NGLs (per bbl)	49.01	48.65
Crude oil (per bbl)	91.14	83.71
Total (per mcfe) (a)	5.32	6.43

Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	3.18	4.58
NGLs (per bbl)	44.71	48.14
Crude oil (per bbl)	83.54	79.31
Total (per mcfe) (a)	4.51	5.75

(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil and natural gas prices.

Derivative fair value loss was $60.8 million in first quarter 2012 compared to a loss of $40.8 million in the same period of 2011. Some of our derivatives do not qualify for hedge accounting and are accounted for using the mark-to-market accounting method whereby all realized and unrealized gains and losses related to these contracts are included in derivative fair value loss in the accompanying consolidated statements of operations. Mark-to-market accounting treatment results in volatility of our revenues as unrealized gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying consolidated balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives will be offset by lower wellhead revenues in the future or any losses will be offset by higher future wellhead revenues based on the value at the settlement date. The increase in the mark-to-market loss in the first quarter 2012 is primarily due to higher oil and NGL prices. Hedge ineffectiveness, also included in derivative fair value loss, is associated with contracts that qualify for hedge accounting. The ineffective portion is calculated as the difference between the change in the fair value of the derivative and the estimated change in future cash flows from the item being hedged.

The following table presents information about the components of derivative fair value loss for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Change in fair value of derivatives that do not qualify for hedge accounting (a)	$(52,056)	$(40,036)
Realized gain (loss) on settlements – natural gas (b) (c)	—	(394)
Realized gain (loss) on settlements – oil (b) (c)	(4,622)	(1,918)
Realized gain (loss) on settlements – NGLs (b) (c)	(4,392)	—
Hedge ineffectiveness – realized (c)	1,185	946
– unrealized (a)	(948)	568

Derivative fair value loss	$(60,833)	$(40,834)

(a)	These amounts are unrealized and are not included in average realized price calculations.
(b)	These amounts represent realized gains and losses on settled derivatives that do not qualify for hedge accounting.
(c)	These settlements are included in average realized price calculations (including all derivative settlements and third party transportation costs paid by Range).

(Loss) gain on the sale of assets was a loss of $10.4 million in first quarter 2012 compared to a gain of $139,000 in the same period of 2011. In the first quarter 2012, we sold a seventy five percent interest in an East Texas prospect which included a suspended exploratory well and unproved properties for proceeds of $8.5 million resulting in a pre-tax loss of $10.3 million.

Other revenue in first quarter 2012 was a gain of $535,000 compared to a gain of $1.4 million in the same period of 2011. The 2012 period includes income from equity method investments of $316,000. The 2011 period includes income from equity method investments of $262,000, proceeds of $629,000 from a lawsuit settlement and $312,000 of transportation and gathering revenue.

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2012 and 2011. Production and ad valorem tax expense includes the Pennsylvania impact fee of $0.50 per mcfe of which $0.40 per mcfe is a retroactive adjustment for wells drilled prior to 2012.

	Three Months Ended March 31,
	2012	2011	Change	% Change

Direct operating expense	$0.49	$0.73	$(0.24)	(33%)
Production and ad valorem tax expense	0.61	0.18	0.43	239%
General and administrative expense	0.65	0.87	(0.22)	(25%)
Interest expense	0.62	0.63	(0.01)	(2%)
Depletion, depreciation and amortization expense	1.68	1.84	(0.16)	(9%)

Direct operating expense was $29.0 million in first quarter 2012 compared to $28.7 million in the same period 2011. We experience increases in operating expenses as we add new wells and maintain production from existing properties. On an absolute basis, our spending for direct operating expenses for 2012 increased 1% due to an increase in the number of producing wells and higher workover costs offset by lower water hauling and disposal costs. We incurred $1.5 million of workover costs in first quarter 2012 compared to $390,000 of workover costs in the same period of 2011.

On a per mcfe basis, operating expense in first quarter 2012 decreased to $0.49 or 33% from the same period of 2011, with the decrease consisting of lower water hauling and disposal costs and well services somewhat offset by higher workover costs. We expect to continue to experience lower costs per mcfe as we increase production from our Marcellus Shale wells due to their lower operating cost relative to our other operating areas. Stock-based compensation expense represents the amortization of restricted stock grants and SARs as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change	% Change

Lease operating expense	$0.45	$0.71	$(0.26)	(37%)
Workovers	0.03	0.01	0.02	200%
Stock-based compensation (non-cash)	0.01	0.01	—	—

Total direct operating expenses	$0.49	$0.73	$(0.24)	(33%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This category also includes the new Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $6.4 million in first quarter 2012 compared to $6.9 million in the same period 2011. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) decreased to $0.11 in first quarter 2012 compared to $0.18 in the same period of 2011 due to lower prices and an increase in volumes not subject to severance taxes. In February 2012, the commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. First quarter 2012 includes a $24.0 million retroactive impact fee ($0.40 per mcfe) which covers all unconventional wells drilled by Range prior to 2012 which is to be paid to the commonwealth in September 2012. Also included in first quarter 2012 is a $6.2 million impact fee ($0.10 per mcfe) accrual for wells drilled by Range prior to 2012 plus wells drilled in first quarter 2012 to be paid in April 2013.

General and administrative expense was $38.7 million in first quarter 2012 compared to $34.0 million for the same period of 2011. The 2012 increase of $4.7 million when compared to 2011 is due to higher salaries and benefits ($2.9 million), an increase in stock-based compensation of $628,000, higher bad debt expense ($688,000) and higher office expenses including information technology somewhat offset by an insurance recovery. We continue to incur higher wages which we consider necessary to remain competitive in the industry. Our personnel costs continue to increase as we invest in our technical teams and other staffing to support our expansion into our various shale plays. Stock-based compensation expense represents the amortization of restricted stock grants and SARs granted to our employees and directors as part of compensation. The following table summarizes general and administrative expenses per mcfe for the first three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change	% Change

General and administrative	$0.51	$0.68	$(0.17)	(25%)
Stock-based compensation (non-cash)	0.14	0.19	(0.05)	(26%)

Total general and administrative expenses	$0.65	$0.87	$(0.22)	(25%)

Interest expense was $37.2 million for first quarter 2012 compared to $24.8 million for the same period of 2011. The following table presents information about interest expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Bank credit facility	$2,638	$3,317
Subordinated notes	32,678	30,735
Other	1,890	1,803
Allocated to discontinued operations	—	(11,076)

Total interest expense	$37,206	$24,779

The increase in interest expense for first quarter 2012 from the same period of 2011 was due to an increase in outstanding debt balances and higher interest rates. In March 2012, we issued $600.0 million of 5.0% senior subordinated notes due 2022. We used the proceeds to repay $350.0 million of our outstanding credit facility balance and for general corporate purposes. In May 2011, we issued $500.0 million of 5.75% senior subordinated notes due 2021. We used the proceeds for general corporate purposes and to purchase or redeem $150.0 million of our 6.375% senior subordinated notes due 2015 and $250.0 million of our 7.5% senior subordinated notes due 2016. The 2012 and 2011 note issuances were undertaken to better match the maturities of our debt with the life of our properties and to give us greater liquidity for the near term. Average debt outstanding on the bank credit facility for 2012 was $253.2 million compared to $421.1 million for 2011 and the weighted average interest rate on the bank credit facility was 2.1% in 2012 compared to 2.3% in 2011.

Depletion, depreciation and amortization (“DD&A”) was $100.2 million in first quarter 2012 compared to $72.2 million in the same period of 2011. The increase in 2012 when compared to 2011 is due to a 7% decrease in depletion rates more than offset by a 52% increase in production.

On a per mcfe basis, DD&A decreased to $1.68 in first quarter 2012 compared to $1.84 in the same period of 2011. Depletion expense, the largest component of DD&A, was $1.59 per mcfe in first quarter 2012 compared to $1.71 per mcfe in the same period of 2011. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for first quarter 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change	% Change

Depletion and amortization	$1.59	$1.71	$(0.12)	(7%)
Depreciation	0.06	0.10	(0.04)	(40%)
Accretion and other	0.03	0.03	—	—

Total DD&A expense	$1.68	$1.84	$(0.16)	(9%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, transportation, gathering and compression, exploration expense, abandonment and impairment of unproved properties and deferred compensation plan expenses. In first quarter 2012, stock-based compensation was a component of direct operating expense ($357,000), exploration expense ($928,000) and general and administrative expense ($8.2 million) for a total of $9.9 million. In first quarter 2011, stock-based compensation was a component of direct operating expense ($310,000), exploration expense ($1.3 million) and general and administrative expense ($7.5 million) for a total of $9.6 million. Stock-based compensation includes the amortization of restricted stock grants and SARs grants.

Transportation, gathering and compression expense was $40.8 million in first quarter 2012 compared to $25.1 million in the same period of 2011. These third party costs are higher due to our production growth in the Marcellus Shale where we have third party gathering and compression agreements. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Exploration expense was $21.5 million in first quarter 2012 compared to $27.2 million in the same period of 2011. Exploration expense was lower in first quarter 2012 when compared to 2011 due to lower seismic, delay rentals and personnel costs. The following table details our exploration related expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Change	% Change

Seismic	$10,672	$13,172	$(2,500)	(19%)
Delay rentals and other	5,703	8,650	(2,947)	(34%)
Personnel expense	3,504	4,026	(522)	(13%)
Stock-based compensation expense	928	1,329	(401)	(30%)
Dry hole expense	709	10	699	6,990%

Total exploration expense	$21,516	$27,187	$(5,671)	(21%)

Abandonment and impairment of unproved properties was $20.3 million in first quarter 2012 compared to $16.5 million in the same period of 2011. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments will likely be recorded. The increase from 2011 to 2012 is primarily related to our Marcellus Shale operations and is due, in part, to lower natural gas prices and plans to move towards areas with higher expectation of wet gas.

Deferred compensation plan expense was a gain of $7.8 million in first quarter 2012 compared to a loss of $30.6 million in the same period of 2011. Our stock price decreased to $58.14 at March 31, 2012 compared to $61.94 at December 31, 2011. Our stock price increased to $58.46 at March 31, 2011 compared to $44.98 at December 31, 2010. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense.

Income tax benefit was $27.8 million in first quarter 2012 compared to a benefit of $19.9 million in first quarter 2011. The 2012 decrease in income taxes reflects a 31% decrease in income from continuing operations when compared to the same period of 2011. The effective tax rate was 40.0% in 2012 compared to 37.3% in 2011. The 2012 and 2011 effective tax rates were different than the statutory tax rate due to state income taxes and changes in our valuation allowances related to our deferred tax asset for future deferred compensation plan distributions to senior executives to the extent their estimated future compensation (including these distributions) would exceed the $1.0 million deductible limit provided under section 162 (m) of the Internal Revenue Code. We expect our effective tax rate to be approximately 40% for the remainder of 2012.

Discontinued operations include the operating results and impairment losses related to our Barnett Shale properties. Substantially all of these properties were sold in April 2011 for proceeds of $889.3 million including certain derivatives assumed by the buyer and we recorded a gain of $4.8 million on the sale. See also Note 4 to the accompanying financial statements. Interest expense is allocated to discontinued operations based on the ratio of net assets of discontinued operations to our consolidated net assets plus long-term debt.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, asset sales and access to the debt and equity capital markets. We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program. In first quarter 2012, we entered into additional commodity derivative contracts for 2012, 2013 and 2014 to protect future cash flows. In March 2012, we issued $600.0 million of new ten-year senior subordinated notes. On April 9, 2012, we increased our facility amount under our bank credit facility from $1.5 billion to $1.75 billion.

During first quarter 2012, our net cash provided from continuing operations of $156.0 million, proceeds from the sale of assets of $9.9 million and proceeds from the issuance of our 5.00% senior subordinated notes were used to fund $452.8 million of capital expenditures (including acreage acquisitions). At March 31, 2012, we had $122.9 million in cash and total assets of $6.3 billion.

Long-term debt at March 31, 2012 totaled $2.4 billion, with no outstanding balance on our bank credit facility and $2.4 billion of senior subordinated notes. Our available committed borrowing capacity at March 31, 2012 was $1.5 billion. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material drop in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of natural gas, NGLs and oil, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

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

Credit Arrangements

As of March 31, 2012, we maintained a $2.0 billion revolving credit facility, which we refer to as our bank credit facility. The bank credit facility is secured by substantially all of our assets and has a maturity date of February 18, 2016. Availability under the bank credit facility is subject to a borrowing base set by the lenders semi-annually with an option to set more often in certain circumstances. The borrowing base is dependent on a number of factors but primarily the lenders’ assessment of future cash flows. Redeterminations of the borrowing base require approval of two thirds of the lenders; increases to the borrowing base require 97% lender approval. On April 9, 2012, the facility amount on our bank credit facility was increased from $1.5 billion to $1.75 billion and we added three additional banks. The borrowing base remained unchanged at $2.0 billion.

Our bank debt and our subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under the debt agreements for our bank debt and our subordinated notes). The debt agreements also contain customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2012.

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties, repayment of principal and interest on outstanding debt and payment of dividends. During first quarter 2012, $355.9 million of capital was expended on drilling projects. Also in first quarter 2012, $75.4 million was expended on acquisitions of unproved acreage, primarily in the Marcellus Shale. Our 2012 capital program, excluding acquisitions, is expected to be funded by net cash flow from operations, proceeds from asset sales and borrowings under our credit facility. Our capital expenditure budget for 2012 is currently set at $1.6 billion, excluding acquisitions. To the extent capital requirements exceed internally generated cash flow, proceeds from asset sales and our committed capacity under our bank credit facility, then debt or equity may be issued to fund these requirements. We monitor our capital expenditures on an ongoing basis, adjusting the amount up or down and also between our operating regions, depending on commodity prices, cash flow and projected returns. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and since our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a large portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of March 31, 2012, we have entered into hedging agreements covering 155.9 Bcfe for 2012, 159.5 Bcfe for 2013 and 43.8 Bcfe for 2014.

Net cash provided from continuing operations in first quarter 2012 was $156.0 million compared to $121.2 million in the same period of 2011. Cash provided from continuing operations is largely dependent upon commodity prices and production, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from 2011 to 2012 reflects a 52% increase in production somewhat offset by lower realized prices (a decline of 22%) and higher operating costs. As of March 31, 2012, we have hedged approximately 73% of our projected 2012 production (based on the mid-point of our projected 2012 production), with approximately 74% of our projected 2012 natural gas production hedged. Net cash provided from continuing operations is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first quarter 2012 was a positive $36.4 million compared to a negative $6.1 million for the same period of 2011.

Net cash provided from discontinued operations for first quarter 2011 was $19.4 million. Substantially all of our Barnett Shale properties were sold in April 2011 with a February 1, 2011 effective date.

Net cash used in investing activities from continuing operations in first quarter 2012 was $443.9 million compared to $263.6 million in the same period of 2011.

During first quarter 2012, we:

•	spent $376.9 million on natural gas and oil property additions;

•	spent $74.3 million on acreage primarily in the Marcellus Shale; and

•	received proceeds from asset sales of $9.9 million.

During first quarter 2011, we:

•	spent $250.8 million on natural gas and oil property additions;

•	spent $24.3 million on acreage primarily the Marcellus Shale; and

•	received proceeds from asset sales of $15.2 million.

Net cash provided from financing activities in first quarter 2012 was an increase of $410.7 million compared to an increase of $130.0 million in the same period of 2011. Historically, sources of financing have been primarily bank borrowings and capital raised through equity and debt offerings.

During first quarter 2012, we:

•	borrowed $340.0 million and repaid $527.0 million under our bank credit facility; ending the quarter with no outstanding balance on our bank debt; and

•	issued $600.0 million aggregate principal amounts of our 5.00% senior subordinated notes due 2022 with net proceeds of approximately $589.0 million.

During first quarter 2011, we:

•	borrowed $372.8 million and repaid $166.8 million under our bank credit facility, ending the quarter with $206.3 million in higher bank debt.

Cash Dividend Payments

The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures and various other factors. On March 1, 2012, the Board of Directors declared a dividend of four cents per share ($6.5 million) on our common stock, which was paid on March 30, 2012 to stockholders of record at the close of business on March 15, 2012.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation commitments. As of March 31, 2012, we do not have any capital leases. As of March 31, 2012, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2012, we had a total of $28.6 million of letters of credit outstanding under our bank credit facility supporting obligations in the table below. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at March 31, 2012.

The following summarizes our contractual financial obligations at March 31, 2012 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our bank credit facility, additional debt issuances and proceeds from asset sales (in thousands).

	Payment due by period
	Remaining 2012	2013	2014	2015 and 2016	Thereafter	Total

Bank debt due 2016	$—	$—	$—	$—	$—	$—
7.50% senior subordinated notes due 2017	—	—	—	—	250,000	250,000
7.25% senior subordinated notes due 2018	—	—	—	—	250,000	250,000
8.00% senior subordinated notes due 2019	—	—	—	—	300,000	300,000
6.75% senior subordinated notes due 2020	—	—	—	—	500,000	500,000
5.75% senior subordinated notes due 2021	—	—	—	—	500,000	500,000
5.00% senior subordinated notes due 2022					600,000	600,000
Operating leases	8,863	11,550	10,977	19,198	27,701	78,289
Drilling rig commitments	18,782	14,673	896	—	—	34,351
Transportation commitments	86,358	114,708	114,008	208,924	529,392	1,053,390
Hydraulic fracturing services	66,560	64,560	—	—	—	131,120
Other purchase obligations	3,549	2,637	158	314	1,626	8,284
Seismic agreements	1,935	1,691	—	—	—	3,626
Derivative obligations (a)	1,478	8,731	(1,649)	—	—	8,560
Asset retirement obligation liability (b)	5,005	8,647	29	1,633	70,453	85,767

Total contractual obligations (c)	$192,530	$227,197	$124,419	$230,069	$3,029,172	$3,803,387

(a)

Derivative obligations represent net open derivative contracts valued as of March 31, 2012. While such payments will be funded by higher prices received from the sale of our production, production receipts may be received after our payments to counterparties, which can result in borrowings under our bank credit facility.

(b)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 10 to our consolidated financial statements.
(c)	This table excludes the liability for the deferred compensation plans since these obligations will be funded with existing plan assets.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap, collar and call option contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we also entered into NGL derivative swap contracts for the natural gasoline component of natural gas liquids. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets.

At March 31, 2012, we had open swap contracts covering 89.7 Bcf of natural gas at prices averaging $3.89 per mcf, 2.8 million barrels of oil at prices averaging $95.27 per barrel and 6.2 million barrels of NGLs (the C5 component of NGLs) at prices averaging $93.16 per barrel. We had collars covering 189.2 Bcf of gas at weighted average floor and cap prices of $4.71 to $5.21 per mcf and 2.4 million barrels of oil at weighted average floor and cap prices of $84.28 to $95.37 per barrel. We also have sold call options covering 1.3 million barrels of oil at a weighted average price of $85.00 per barrel and put options for 0.7 million barrels of oil at a weighted average price of $80.00. The fair value, represented by the estimated amount that would be realized or payable on termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a pretax gain of $275.8 million at March 31, 2012. The contracts expire monthly through December 2014.

At March 31, 2012, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2012	Collars	249,859 Mmbtu/day	$ 4.90–$ 5.39
2013	Collars	240,000 Mmbtu/day	$ 4.73–$ 5.20
2014	Collars	90,000 Mmbtu/day	$ 4.25–$ 4.85
2012	Swaps	189,927 Mmbtu/day	$ 4.05
2013	Swaps	102,521 Mmbtu/day	$ 3.66

Crude Oil
2012	Collars	2,000 bbls/day	$ 70.00–$ 80.00
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00
2012	Call options	4,700 bbls/day	$ 85.00
2012	Put option	2,500 bbls/day	$ 80.00
2013	Swaps	6,313 bbls/day	$ 96.49
2014	Swaps	3,000 bbls/day	$ 93.33

NGLs (Natural Gasoline)
2012	Swaps	12,000 bbls/day	$ 96.28
2013	Swaps	8,000 bbls/day	$ 89.64

Interest Rates

At March 31, 2012, we had $2.4 billion of debt outstanding which bears interest at fixed rates averaging 6.4%.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivatives instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 79% of our December 31, 2011 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2011 to March 31, 2012.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program also includes collars, which establishes a minimum floor price and a predetermined ceiling price. We have also entered into call option derivative contracts under which we sold call options in exchange for a premium from the counterparty. At the time of settlement of these monthly call options, if the market price exceeds the fixed price of the call option, we will pay the counterparty such excess and if the market settle below the fixed price of the call option, no payment is due from either party. At March 31, 2012, our derivatives program includes swaps, collars, call and put options. As of March 31, 2012, we had open swap contracts covering 89.7 Bcf of natural gas at price averaging $3.89 per mcf, 2.8 million barrels of oil at prices averaging $95.27 per barrel and 6.2 million barrels of NGLs (the C5 component of NGLs) at prices averaging $93.16 per barrel. We had collars covering 189.2 Bcf of gas at weighted floor and cap prices of $4.71 to $5.21 per mcf and 2.4 million barrels of oil at weighted average floor and cap prices of $84.28 to $95.37 per barrel. We also have sold call options covering 1.3 million barrels of oil at a weighted average price of $85.00 per barrel and put options for 0.7 million barrels of oil at a weighted average price of $80.00. These contracts expire monthly through December 2014. The fair value, represented by the estimated amount that would be realized upon immediate liquidation as of March 31, 2012, approximated a net unrealized pre-tax gain of $275.8 million.

At March 31, 2012, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2012	Collars	249,859 Mmbtu/day	$ 4.90–$ 5.39	$162,495
2013	Collars	240,000 Mmbtu/day	$ 4.73–$ 5.20	$113,742
2014	Collars	90,000 Mmbtu/day	$ 4.25–$ 4.85	$15,052
2012	Swaps	189,927 Mmbtu/day	$ 4.05	$80,914
2013	Swaps	102,521 Mmbtu/day	$ 3.66	$6,904

Crude Oil
2012	Collars	2,000 bbls/day	$ 70.00–$ 80.00	$(13,664)
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00	$(8,298)
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00	$(4,286)
2012	Call options	4,700 bbls/day	$ 85.00	$(26,572)
2012	Put options	2,500 bbls/day	$ 80.00	$423
2013	Swaps	6,313 bbls/day	$ 96.49	$(11,633)
2014	Swaps	3,000 bbls/day	$ 93.33	$(5,793)

NGLs (Natural Gasoline)
2012	Swaps	12,000 bbls/day	$ 96.28	$(13,089)
2013	Swaps	8,000 bbls/day	$ 89.64	$(20,349)

We expect our NGL production to continue to increase. In our Marcellus Shale operations, propane is a large product component of our NGL production and we believe NGL prices are somewhat seasonal. Therefore, the percentage of NGL prices to NYMEX WTI (or West Texas Intermediate) will vary due to product components, seasonality and geographic supply and demand.

As of March 31, 2012, the relationship between the price of oil and the price of natural gas is at an unprecedented spread. Normally, natural gas liquids production is a by-product of natural gas production. Due to the current differences in prices, we and other producers may choose to sell natural gas at below cost or otherwise dispose of natural gas to allow for the sale of only natural gas liquids.

Currently, there is little demand, or facilities to supply the existing demand, for ethane in the Appalachian region so, for our Appalachian production volumes, ethane remains in the natural gas stream. We currently have waivers from two transmission pipelines that allow us to leave ethane in the residue natural gas. We believe the limits are sufficient to cover our production through 2014. We have recently announced two ethane agreements where we have contracted to either sell or transport ethane from our Marcellus Shale area, both to begin operations in late 2013 and early 2014. We cannot assure you that these facilities will become available. If we are not able to sell ethane, we may be required to curtail production which will adversely affect our revenues.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. At times, we have entered into basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements in the past that effectively fix the basis adjustments. We currently have no basis swap agreements outstanding.

The following table shows the fair value of our collars, swaps and call options and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2012. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value Increase of		Hypothetical Change in Fair Value Decrease of
	Fair Value	10%	25%	10%	25%
Collars	$265,041	$(76,961)	$(192,056)	$77,201	$193,851
Call options	(26,572)	(12,558)	(32,227)	11,388	22,679
Swaps	36,955	(113,771)	(284,257)	114,336	286,738
Put options	423	(253)	(373)	644	3,849

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2012, our derivative counterparties include thirteen financial institutions, of which all but two are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior subordinated debt and variable rate bank debt. At March 31, 2012, we had $2.4 billion of debt outstanding which bears interest at fixed rates averaging 6.4%. On March 31, 2012, we had no outstanding balance on our bank credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 7, 2010, Region VI of the EPA issued an administrative order under the Safe Drinking Water Act against Range and our subsidiary Range Production Company. The EPA filed suit against us in January 2011 seeking to enforce the order in United States District Court for the Northern District of Texas. We filed an appeal of the December 7, 2010 order with the Fifth Circuit Court of Appeals. Effective March 29, 2012, the EPA withdrew the December 7, 2010 administrative order and the suit seeking enforcement of the order was dismissed by EPA with our concurrence. Our appeal of the December 7, 2010 order, having been mooted by the withdrawal of the order, was dismissed by us.

ITEM 1A.	RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

ITEM 6.	EXHIBITS

(a) EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004, as amended by the Certificate of Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 28, 2005) and the Certificate of Second Amendment to the Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 24, 2008)

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

4.1	Form of 5.0% Senior Subordinated Notes due 2022 (incorporated by Reference to Exhibit A to Exhibit 4.2 (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.2	Indenture dated March 9, 2012 by and among Range Resources Corporation, as issuer, the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.3	First Supplemental Indenture, dated March 9, 2012, among Range Resources Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee, including the form of 5% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

10.1*	Second Amendment to the Fourth Amended and Restated Credit Agreement as of April 9, 2012 among Range (as borrower) and J.P. Morgan Chase Bank, N.A. and the institutions named (therein) as lenders, J.P. Morgan Chase as Administrative Agent

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2012

RANGE RESOURCES CORPORATION

By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date: April 25, 2012

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Principal Accounting Officer and Vice President Controller

II-1

Exhibit index

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004, as amended by the Certificate of Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 28, 2005) and the Certificate of Second Amendment to the Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 24, 2008)

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

4.1	Form of 5.0% Senior Subordinated Notes due 2022 (incorporated by Reference to Exhibit A to Exhibit 4.2 (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.2	Indenture dated March 9, 2012 by and among Range Resources Corporation, as issuer, the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.3	First Supplemental Indenture, dated March 9, 2012, among Range Resources Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee, including the form of 5% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

10.1*	Second Amendment to the Fourth Amended and Restated Credit Agreement as of April 9, 2012 among Range (as borrower) and J.P. Morgan Chase Bank, N.A. and the institutions named (therein) as lenders, J.P. Morgan Chase as Administrative Agent

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith

II-2