Form 10-Q
period 2012-06-30
RANGE RESOURCES CORP
filed 2012-07-25
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

162,485,399 Common Shares were outstanding on July 23, 2012.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2012

Unless the context otherwise indicates, all references in this report to “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its wholly-owned subsidiaries and its ownership interests in equity method investees.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$158	$92
Accounts receivable, less allowance for doubtful accounts of $2,783 and $4,015	104,952	127,180
Unrealized derivative gain	251,236	173,921
Inventory and other	15,997	14,070

Total current assets	372,343	315,263

Unrealized derivative gain	97,750	77,579
Equity method investments	135,825	138,130
Natural gas and oil properties, successful efforts method	7,596,430	6,784,027
Accumulated depletion and depreciation	(1,825,390)	(1,626,461)

	5,771,040	5,157,566

Transportation and field assets	117,519	123,349
Accumulated depreciation and amortization	(70,901)	(70,671)

	46,618	52,678

Other assets	120,318	104,254

Total assets	$6,543,894	$5,845,470

Liabilities
Current liabilities:
Accounts payable	$266,412	$311,369
Asset retirement obligations	5,005	5,005
Accrued liabilities	144,765	109,109
Liabilities of discontinued operations	—	653
Deferred tax liability	82,170	56,595
Accrued interest	38,865	29,201
Unrealized derivative loss	3,283	—

Total current liabilities	540,500	511,932

Bank debt	235,000	187,000
Subordinated notes	2,388,562	1,787,967
Deferred tax liability	698,429	710,490
Unrealized derivative loss	2,405	173
Deferred compensation liability	170,763	169,188
Asset retirement obligations and other liabilities	91,514	86,300

Total liabilities	4,127,173	3,453,050

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 162,483,363 issued at June 30, 2012 and 161,302,973 issued at December 31, 2011	1,624	1,613
Common stock held in treasury, 153,806 shares at June 30, 2012 and 171,426 shares at December 31, 2011	(5,655)	(6,343)
Additional paid-in capital	1,888,841	1,866,554
Retained earnings	374,873	373,969
Accumulated other comprehensive income	157,038	156,627

Total stockholders’ equity	2,416,721	2,392,420

Total liabilities and stockholders’ equity	$6,543,894	$5,845,470

See the accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues and other income:
Natural gas, NGLs and oil sales	$298,349	$285,353	$615,966	$537,316
Derivative fair value income	148,569	53,039	87,736	12,205
Loss on the sale of assets	(3,227)	(1,622)	(13,653)	(1,483)
Other	(1,251)	(1,475)	(716)	(85)

Total revenues and other income	442,440	335,295	689,333	547,953

Costs and expenses:
Direct operating	27,041	28,509	56,063	57,226
Transportation, gathering and compression	44,744	28,666	85,564	53,748
Production and ad valorem taxes	11,786	7,550	48,420	14,429
Exploration	15,517	11,592	37,033	38,779
Abandonment and impairment of unproved properties	43,641	18,900	63,930	35,437
General and administrative	44,005	39,120	82,734	73,079
Deferred compensation plan	9,333	(5,778)	1,503	24,852
Interest expense	42,888	31,383	80,093	56,162
Loss on early extinguishment of debt	—	18,580	—	18,580
Depletion, depreciation and amortization	108,802	78,294	208,953	150,510

Total costs and expenses	347,757	256,816	664,293	522,802

Income from continuing operations before income taxes	94,683	78,479	25,040	25,151

Income tax expense
Current	—	8	—	8
Deferred	39,007	32,695	11,164	12,798

	39,007	32,703	11,164	12,806

Income from continuing operations	55,676	45,776	13,876	12,345
Discontinued operations, net of taxes	—	5,517	—	13,915

Net income	$55,676	$51,293	$13,876	$26,260

Income per common share:
Basic-income from continuing operations	$0.34	$0.28	$0.09	$0.08
-discontinued operations	—	0.04	—	0.08

-net income	$0.34	$0.32	$0.09	$0.16

Diluted-income from continuing operations	$0.34	$0.28	$0.09	$0.08
-discontinued operations	—	0.04	—	0.08

-net income	$0.34	$0.32	$0.09	$0.16

Dividends per common share	$0.04	$0.04	$0.08	$0.08

Weighted average common shares outstanding:
Basic	159,412	157,997	159,162	157,772
Diluted	160,030	158,833	159,949	158,729

See the accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$55,676	$51,293	$13,876	$26,260
Other comprehensive income:
Realized loss (gain) on hedge derivative contract settlements reclassified into earnings from other comprehensive income, net of taxes	(47,934)	(15,178)	(83,376)	(39,068)
Change in unrealized deferred hedging gains, net of taxes	4,813	17,424	83,787	17,537

Total comprehensive income	$12,555	$53,539	$14,287	$4,729

See the accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$13,876	$26,260
Adjustments to reconcile net income to net cash provided from operating activities:
Gain from discontinued operations	—	(13,915)
Income (loss) from equity method investments, net of distributions	2,293	15,102
Deferred income tax expense	11,164	12,798
Depletion, depreciation and amortization	208,953	150,510
Exploration dry hole costs	817	6
Mark-to-market on natural gas, NGL and oil derivatives not designated as hedges	(83,721)	(8,103)
Abandonment and impairment of unproved properties	63,930	35,437
Unrealized derivative loss (gain)	354	(6,502)
Allowance for bad debts	—	(404)
Amortization of deferred financing costs, loss on extinguishment of debt and other	3,893	21,678
Deferred and stock-based compensation	26,341	48,161
Loss on the sale of assets	13,653	1,483
Changes in working capital:
Accounts receivable	11,611	(9,999)
Inventory and other	(2,824)	2,769
Accounts payable	(21,922)	5,015
Accrued liabilities and other	34,528	7,655

Net cash provided from continuing operations	282,946	287,951
Net cash provided from discontinued operations	—	21,554

Net cash provided from operating activities	282,946	309,505

Investing activities:
Additions to natural gas and oil properties	(781,574)	(536,776)
Additions to field service assets	(1,526)	(2,829)
Acreage purchases	(147,944)	(73,070)
Proceeds from disposal of assets	15,620	23,409
Purchase of marketable securities held by the deferred compensation plan	(7,872)	(8,832)
Proceeds from the sales of marketable securities held by the deferred compensation plan	3,590	6,620

Net cash used in investing activities from continuing operations	(919,706)	(591,478)
Net cash provided from investing activities from discontinued operations	—	840,723

Net cash (used in) provided from investing activities	(919,706)	249,245

Financing activities:
Borrowing on credit facilities	697,000	490,826
Repayment on credit facilities	(649,000)	(764,826)
Issuance of subordinated notes	600,000	500,000
Repayment of subordinated notes	—	(413,332)
Dividends paid	(12,972)	(12,860)
Debt issuance costs	(12,455)	(21,653)
Issuance of common stock	2,074	554
Change in cash overdrafts	3,346	(58,265)
Proceeds from the sales of common stock held by the deferred compensation plan	8,833	6,797

Net cash provided from (used in) financing activities	636,826	(272,759)

Increase in cash and cash equivalents	66	285,991
Cash and cash equivalents at beginning of period	92	2,848

Cash and cash equivalents at end of period	$158	$288,839

See the accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

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

Presentation

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2011 Annual Report on Form 10-K filed on February 22, 2012, as amended by the Form 10-K/A filed on February 23, 2012. The results of operations for the quarter and the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Certain reclassifications have been made to prior year’s reported amounts in order to conform with the current year presentation. This reclassification includes third party transportation and gathering costs which were reflected as a component of natural gas, NGL and oil sales and are currently reported as a separate operating expense. These reclassifications have no impact on previously reported net income.

In first quarter 2012, the Pennsylvania legislature passed an “impact fee” on unconventional natural gas and oil production and as a result, we have recorded in the first six months ended June 30, 2012, a retroactive impact fee of $24.7 million for wells drilled during 2011 and prior. This expense is reflected in our statement of operations category production and ad valorem taxes. The impact fee is a per well annual fee imposed for a period of fifteen years on all unconventional wells drilled in Pennsylvania. The fee is based on the average annual price of natural gas and the Consumer Price Index. The annual fee per well declines each year over the fifteen year time period as long as the well is producing. In second quarter 2012, we also recorded a $23.1 million abandonment and impairment expense related to a transaction involving individually significant unproved leases in two Pennsylvania counties where we do not expect to drill.

Discontinued Operations

In February 2011, we entered into an agreement to sell substantially all of our Barnett Shale assets. In April 2011, we completed the sale of most of these assets and closed the remainder of the sale in August 2011. We have classified the historical results of these operations as discontinued operations, net of tax, in the accompanying consolidated statements of operations. See also Notes 4 and 5 for more information regarding the sale of our Barnett Shale assets. Unless otherwise indicated, the information in these notes to the consolidated financial statements relates to our continuing operations.

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

2012 Dispositions

In June 2012, we sold a suspended exploratory well in the Marcellus Shale for proceeds of $2.5 million resulting in a pre-tax loss of $2.5 million. In March 2012, we sold seventy-five percent of a prospect in East Texas which included unproved properties and a suspended exploratory well to a third party for $8.6 million resulting in a pre-tax loss of $10.9 million. As part of this agreement, we retained a carried interest on the first well drilled and an overriding royalty of 2.5 to 5.0% in the prospect.

2011 Dispositions

In February 2011, we entered into an agreement to sell substantially all of our Barnett Shale properties located in North Central Texas (Dallas, Denton, Ellis, Hill, Hood, Johnson, Parker, Tarrant and Wise Counties), which was subject to normal post-closing adjustments. We closed substantially all of this sale in April 2011 and closed the remainder in August 2011. The gross cash proceeds were approximately $889.3 million, including certain derivative contracts assumed by the buyer. The agreements had a February 1, 2011 effective date and consequently operating net revenues after January 2011 were a downward adjustment to the sales price. As indicated in Notes 2 and 5, the historic results of our Barnett Shale operations are presented as discontinued operations. In first quarter 2011, we also sold a low pressure pipeline for $14.7 million in proceeds, with no gain or loss recognized.

Also as part of the sale of our Barnett Shale properties, certain derivative contracts were assumed by the buyer. This resulted in a loss of $1.7 million in second quarter 2011, which is included in continuing operations. The hedges assumed as part of the sale were not designated to our Barnett production.

(5)	DISCONTINUED OPERATIONS

The following table represents the components of our Barnett Shale operations as discontinued operations for the three months and the six months ended June 30, 2011 (in thousands).

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues and other income:
Natural gas, NGLs and oil sales	$12,751	$57,324
Other	1	10
Gain on the sale of assets	3,820	3,820

Total revenues and other income	16,572	61,154

Costs and expenses:
Direct operating	2,169	10,446
Transportation, gathering and compression	1,974	4,290
Production and ad valorem taxes	184	1,250
Exploration expense	5	37
Interest expense (a)	3,715	14,791
Depletion, depreciation and amortization	14	8,894

Total costs and expenses	8,061	39,708

Income before income taxes	8,511	21,446

Income tax expense
Current	—	—
Deferred	2,994	7,531

	2,994	7,531

Net income from discontinued operations	$5,517	$13,915

(a)	Interest expense is allocated to discontinued operations based on the ratio of net assets of discontinued operations to our consolidated net assets plus long-term debt.

The carrying values of our Barnett operations were included in discontinued operations in the accompanying consolidated balance sheets, which is comprised of the following (in thousands):

December 31, 2011

Composition of liabilities of discontinued operations:
Accrued liabilities	$653

Total current liabilities of discontinued operations	$653

(6)	INCOME TAXES

Income tax expense from continuing operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income tax expense	$39,007	$32,703	$11,164	$12,806
Effective tax rate	41.2%	41.7%	44.6%	50.9%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For second quarter and six months ended June 30, 2012 and 2011, our overall effective tax rate on pre-tax income from continuing operations was different than the statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences.

(7)	INCOME PER COMMON SHARE

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

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Income as reported	$55,676	$—	$55,676	$45,776	$5,517	$51,293
Participating basic earnings (a)	(999)	—	(999)	(808)	(97)	(905)

Basic income attributed to common shareholders	54,677	—	54,677	44,968	5,420	50,388
Reallocation of participating earnings (a)	3	—	3	4	1	5

Diluted income attributed to common shareholders	$54,680	$—	$54,680	$44,972	$5,421	$50,393

Income per common share:
Basic	$0.34	$—	$0.34	$0.28	$0.04	$0.32
Diluted	$0.34	$—	$0.34	$0.28	$0.04	$0.32

(a)

Restricted Stock Awards represent participating securities because they participate in nonforfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Income as reported	$13,876	$—	$13,876	$12,345	$13,915	$26,260
Participating basic earnings (a)	(246)	—	(246)	(220)	(248)	(468)

Basic income attributed to common shareholders	13,630	—	13,630	12,125	13,667	25,792
Reallocation of participating earnings (a)	—	—	—	—	1	1

Diluted income attributed to common shareholders	$13,630	$—	$13,630	$12,125	$13,668	$25,793

Income per common share:
Basic	$0.09	$—	$0.09	$0.08	$0.08	$0.16
Diluted	$0.09	$—	$0.09	$0.08	$0.08	$0.16

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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Denominator:
Weighted average common shares outstanding – basic	159,412	157,997	159,162	157,772
Effect of dilutive securities:
Director and employee stock options and SARs	618	836	787	957

Weighted average common shares outstanding – diluted	160,030	158,833	159,949	158,729

Weighted average common shares – basic for the three months ended June 30, 2012 excludes 2.9 million shares and the three months ended June 30, 2011 excludes 2.8 million shares of restricted stock held in our deferred compensation plans (although all awards are issued and outstanding upon grant). Weighted average common shares-basic for the six months ended June 30, 2012 and 2011 excludes 2.9 million shares of restricted stock. SARs of 761,000 for the three months ended June 30, 2012 and 592,000 for the six months ended June 30, 2012 were outstanding but not included in the computations of diluted income from continuing operations per share because the grant prices of the SARs were greater than the average market price of the common shares. SARs of 860,000 for the three months ended June 30, 2011 and 1.0 million for the six months ended June 30, 2011 were outstanding but not included in the computations of diluted income from continuing operations per share because the grant prices of the SARs were greater than the average market price of the common shares.

(8)	SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. The following table reflects the changes in capitalized exploratory well costs for the six months ended June 30, 2012 and the year ended December 31, 2011 (in thousands except for number of projects):

	June 30, 2012	December 31, 2011

Balance at beginning of period	$93,388	$23,908
Additions to capitalized exploratory well costs pending the determination of proved reserves	150,136	86,996
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(178,423)	(17,516)
Divested wells	(4,980)	—
Capitalized exploratory well costs charged to expense	—	—

Balance at end of period	60,121	93,388
Less exploratory well costs that have been capitalized for a period of one year or less	(39,107)	(83,860)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$21,014	$9,528

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	8	3

As of June 30, 2012, $21.0 million of capitalized exploratory well costs have been capitalized for more than one year with five of the wells waiting on pipelines and three of the wells currently in the completion stage. Seven of the wells are located in our Marcellus Shale area. In second quarter 2012, we sold a Marcellus Shale exploratory well. In the first quarter 2012, we sold a seventy-five percent interest in an East Texas exploratory well. For additional information, see Note 4. The following table provides an aging of capitalized exploratory well costs that have been suspended for more than one year as of June 30, 2012 (in thousands):

	Total	2012	2011	2010	2009	2008

Capitalized exploratory well costs that have been capitalized for more than one year	$21,014	$6,933	$9,602	$72	$2,884	$1,523

(9)	INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at June 30, 2012 is shown parenthetically). No interest was capitalized during the three months or the six months ended June 30, 2012 or 2011 (in thousands):

	June 30, 2012	December 31, 2011

Bank debt (2.2%)	$235,000	$187,000

Senior subordinated notes:
7.50% senior subordinated notes due 2017	250,000	250,000
7.25% senior subordinated notes due 2018	250,000	250,000
8.00% senior subordinated notes due 2019, net of $11,438 and $12,033 discount, respectively	288,562	287,967
6.75% senior subordinated notes due 2020	500,000	500,000
5.75% senior subordinated notes due 2021	500,000	500,000
5.00% senior subordinated notes due 2022	600,000	—

Total debt	$2,623,562	$1,974,967

Bank Debt

In February 2011, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets. The bank credit facility provides for an initial commitment equal to the lesser of the facility amount or the borrowing base. On June 30, 2012, the facility amount was $1.75 billion and the borrowing base was $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually and for event-driven unscheduled redeterminations. Our current bank group is comprised of twenty-eight financial institutions, with no one bank holding more than 9% of the total facility which includes three additional banks that were added in April 2012. The facility amount may be increased to the borrowing base amount with twenty days notice, subject to the banks agreeing to participate in the facility increase and payment of a mutually acceptable commitment fee to those banks. As of June 30, 2012, the outstanding balance under our bank credit facility was $235.0 million as well as $62.1 million of undrawn letters of credit leaving $1.5 billion of borrowing capacity available under the facility amount. The facility matures on February 18, 2016. Borrowings under the bank facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.50% to 1.5% or LIBOR borrowings at the Adjusted LIBO Rate (as defined) plus a spread ranging from 1.5% to 2.5%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 2.7% for the three months ended June 30, 2012 compared to 2.0% for the three months ended June 30, 2011. The weighted average interest rate was 2.3% for the six months ended June 30, 2012 compared to 2.2% for the six months ended June 30, 2011. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At June 30, 2012, the commitment fee was 0.375% and the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our base rate loans.

Senior Subordinated Notes

In March 2012, we issued $600.0 million aggregate principal amount of 5.00% senior subordinated notes due 2022 (“5.00% Notes”) for net proceeds of $589.5 million after underwriting discounts and commissions of $10.5 million. The 5.00% Notes were issued at par. Interest on the 5.00% Notes is payable semi-annually in February and August and is guaranteed by all of our subsidiary guarantors. We may redeem the 5.00% Notes, in whole or in part, at any time on or after February 15, 2017, at redemption prices of 102.5% of the principal amount as of February 15, 2017, declining to 100% on February 15, 2020 and thereafter. Before February 2015, we may redeem up to 35% of the original aggregate principal amount of the 5.00% Notes at a redemption price equal to 105% of the principal amount thereof, plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings, provided that 65% of the aggregate principal amount of 5.00% Notes remains outstanding immediately after the occurrence of such redemption and also provided such redemption shall occur within 60 days of the date of the closing of the equity offering. On closing of the 5.00% Notes, we used $350.0 million of the proceeds to pay down our outstanding credit facility balance.

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

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.25 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0. We were in compliance with our covenants under the bank credit facility at June 30, 2012.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At June 30, 2012, we were in compliance with these covenants.

(10)	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well life. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for first six months ended June 30, 2012 is as follows (in thousands):

Six Months Ended June 30, 2012

Beginning of period	$84,810
Liabilities incurred	4,009
Liabilities settled	(2,142)
Disposition of wells	(151)
Accretion expense	3,668
Change in estimate	(5)

End of period	90,189

Less current portion	(5,005)

Long-term asset retirement obligations	$85,184

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.

(11)	CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2011:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Beginning balance	161,131,547	159,909,052
Stock options/SARs exercised	773,299	862,774
Restricted stock grants	354,674	326,591
Restricted stock units vested	52,417	—
Treasury shares	17,620	33,130

Ending balance	162,329,557	161,131,547

(12)	DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap, collar, call or put option contracts to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we sold natural gas liquids (“NGLs”) derivative swap contracts (“sold swaps”) for the natural gasoline (or C5) component of natural gas liquids and in 2012, we also entered into purchased derivative swaps (“purchased swaps”) for C5 volumes. These purchased swaps were, in some cases, with the same counterparties as our sold swaps. We entered into these purchased swaps to lock in certain natural gasoline derivative gains. In second quarter 2012, we also entered into NGL derivative swap contracts for the propane (or C3) component of natural gas liquids. At June 30, 2012, we had open swap contracts covering 106.2 Bcf of natural gas at prices averaging $3.64 per mcf, 3.2 million barrels of oil at prices averaging $95.61 per barrel, 3.6 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $97.85 per barrel and 2.9 million barrels of NGLs (the C3 component of NGLs) at prices averaging $36.73 per barrel. At June 30, 2012, we had collars covering 228.5 Bcf of natural gas at weighted average floor and cap prices of $4.35 to $4.93 per mcf and 2.2 million barrels of oil at weighted average floor and cap prices of $85.46 to $96.64 per barrel. At June 30, 2012, we also had sold call options for 0.9 million barrels of oil at a weighted average price of $85.00 per barrel and purchased put options for 0.5 million barrels of oil at a weighted average price of $80.00. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”), approximated a net unrealized pre-tax gain of $343.3 million at June 30, 2012. These contracts expire monthly through December 2014. The following table sets forth our derivative volumes by year as of June 30, 2012.

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2012	Collars	279,641 Mmbtu/day	$ 4.76–$ 5.22
2013	Collars	240,000 Mmbtu/day	$ 4.73–$ 5.20
2014	Collars	245,000 Mmbtu/day	$ 3.74–$ 4.50
2012	Swaps	245,000 Mmbtu/day	$3.75
2013	Swaps	167,521 Mmbtu/day	$3.56

Crude Oil
2012	Collars	2,000 bbls/day	$ 70.00–$ 80.00
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00
2012	Call Options	4,700 bbls/day	$85.00
2012	Put Option	2,500 bbls/day	$80.00
2013	Swaps	6,313 bbls/day	$96.49
2014	Swaps	4,000 bbls/day	$94.56

NGLs (Natural Gasoline)
2012	Sold Swaps	12,000 bbls/day	$96.28
2013	Sold Swaps	8,000 bbls/day	$89.64
2012	Purchased Swaps	5,500 bbls/day	$82.37
2013	Purchased Swaps	1,500 bbls/day	$76.30

NGLs (Propane)
2012	Swaps	6,000 bbls/day	$38.67
2013	Swaps	5,000 bbls/day	$35.55

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of our derivatives that qualify for hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) in the stockholders’ equity section of the accompanying consolidated balance sheets, which is later transferred to natural gas, NGLs and oil sales when the underlying physical transaction occurs and the hedging contract is settled. As of June 30, 2012, an unrealized pre-tax derivative gain of $257.4 million was recorded in AOCI. This gain will be reclassified into earnings as a gain of $114.5 million in 2012, a gain of $121.9 million in 2013 and a gain of $21.0 million in 2014 as the contracts settle. The actual reclassification to earnings will be based on market prices at the contract settlement date. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings in derivative fair value income.

For those derivative instruments that qualify for hedge accounting, settled transaction gains and losses are determined monthly, and are included as increases or decreases to natural gas, NGLs and oil sales in the period the hedged production is sold. Through June 2012, we have elected to designate our commodity derivative instruments that qualify for hedge accounting as cash flow hedges. Natural gas, NGLs and oil sales include $78.6 million of gains in second quarter 2012 compared to gains of $24.3 million in the same period of 2011 related to settled hedging transactions. Natural gas, NGLs and oil sales include $136.2 million of gains in the first six months 2012 compared to $53.9 million in the same period of 2011. Any ineffectiveness associated with these hedge derivatives are reflected in derivative fair value income in the accompanying statements of operations. The ineffective portion is calculated as the difference between the changes in fair value of the derivative and the estimated change in future cash flows from the item hedged. Derivative fair value income for the three months ended June 30, 2012 includes ineffective gains (unrealized and realized) of $1.9 million compared to $7.5 million in the three months ended June 30, 2011. Derivative fair value income for the six months ended June 30, 2012 includes ineffective gains (unrealized and realized) of $2.1 million compared to $9.0 million in the same period of 2011.

Derivative fair value income

The following table presents information about the components of derivative fair value income for the three months and the six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Change in fair value of derivatives that do not qualify for hedge accounting (a)	$135,777	$48,139	$83,721	$8,103
Realized gain (loss) on settlement – natural gas (a) (b)	—	3,484	—	3,090
Realized gain (loss) on settlement – oil (a) (b)	768	(6,094)	(3,854)	(8,012)
Realized gain (loss) on settlement – NGLs (a) (b)	10,152	—	5,760	—
Hedge ineffectiveness – realized	1,278	1,576	2,463	2,522
– unrealized	594	5,934	(354)	6,502

Derivative fair value income	$148,569	$53,039	$87,736	$12,205

(a)	Derivatives that do not qualify for hedge accounting.
(b)

These amounts represent the realized gains and losses on settled derivatives that do not qualify for hedge accounting, which before settlement are included in the category in this same table referred to as change in fair value of derivatives that do not qualify for hedge accounting.

Derivative assets and liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 is summarized below (in thousands). As of June 30, 2012, we are conducting derivative activities with sixteen financial institutions, of which all but two are secured lenders in our bank credit facility. We believe all of these institutions are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of our counterparties is subject to periodic review. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements.

	June 30, 2012	December 31, 2011

Derivative assets:
Natural gas – swaps	$33,637	$54,162
– collars	208,178	228,228
Crude oil – swaps	23,744	(263)
– collars	5,254	(16,607)
– call options	(4,723)	(29,348)
– put options	1,071	—
NGLs – C5 swaps	79,492	15,328
– C3 swaps	2,333	—

	$348,986	$251,500

Derivative liabilities:
Natural gas – swaps	$269	$—
– collars	(1,112)	—
NGLs – C5 swaps	(3,232)	(173)
– C3 swaps	(1,613)	—

	$(5,688)	$(173)

The table below provides data about the fair value of our derivative contracts. Derivative assets and liabilities shown below are presented as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying consolidated balance sheets (in thousands):

	June 30, 2012			December 31, 2011
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Net Carrying Value	Carrying Value	Carrying Value	Net Carrying Value

Derivatives that qualify for cash flow hedge accounting:
Swaps (a)	$65,114	$(7,464)	$57,650	$54,318	$(419)	$53,899
Collars (a)	221,540	(6,294)	215,246	228,228	(1,954)	226,274
Put options (a)	1,071	—	1,071	—	—	—

	$287,725	$(13,758)	$273,967	$282,546	$(2,373)	$280,173

Derivatives that do not qualify for hedge accounting:
Sold swaps (a)	$87,262	$(3,342)	$83,920	$17,949	$(2,794)	$15,155
Purchased swaps (a)	1,506	(8,447)	(6,941)	—	—	—
Collars (a)	—	(2,925)	(2,925)	—	(14,653)	(14,653)
Call options (a)	—	(4,723)	(4,723)	—	(29,348)	(29,348)

	$88,768	$(19,437)	$69,331	$17,949	$(46,795)	$(28,846)

(a)	Included in unrealized derivative gain or loss in the accompanying consolidated balance sheets.

The effects of our cash flow hedges (or those derivatives that qualify for hedge accounting) on accumulated other comprehensive income in the accompanying consolidated balance sheets is summarized below:

	Three Months Ended June 30,				Six Months Ended June 30,
	Change in Hedge Derivative Fair Value		Realized Gain Reclassified from OCI into Revenue (a)		Change in Hedge Derivative Fair Value		Realized Gain Reclassified from OCI into Revenue (a)
	2012	2011	2012	2011	2012	2011	2012	2011

Swaps	$19,665	$4,655	$32,334	$—	$55,836	$2,115	$51,647	$—
Put options	648	—	(315)	—	(914)	—	(315)	—
Collars	(12,423)	23,223	46,561	24,285	84,048	22,424	84,878	53,902
Collars – discontinued operations	—	—	—	—	—	412	—	8,607
Income taxes	(3,077)	(10,454)	(30,646)	(9,107)	(55,183)	(7,414)	(52,834)	(23,441)

	$4,813	$17,424	$47,934	$15,178	$83,787	$17,537	$83,376	$39,068

(a)

For realized gains upon derivative contract settlement, the reduction in AOCI is offset by an increase in natural gas, NGLs and oil sales. For realized losses upon derivative contract settlement, the increase in AOCI is offset by a decrease in natural gas, NGLs and oil sales.

The effects of our non-hedge derivatives (or those derivatives that do not qualify for hedge accounting) and the ineffective portion of our hedge derivatives on our consolidated statements of operations is summarized below:

	Three Months Ended June 30,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)		Gain (Loss) Recognized in Income (Ineffective Portion)		Derivative Fair Value Income (Loss)
	2012	2011	2012	2011	2012	2011

Swaps	$129,313	$15,613	$562	$—	$129,875	$15,613
Purchased swaps	(8,744)	—	—	—	(8,744)	—
Collars	14,894	6,452	1,310	7,510	16,204	13,962
Call options	11,234	23,464	—	—	11,234	23,464

Total	$146,697	$45,529	$1,872	$7,510	$148,569	$53,039

	Six Months Ended June 30,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)		Gain (Loss) Recognized in Income (Ineffective Portion)		Derivative Fair Value Income (Loss)
	2012	2011	2012	2011	2012	2011

Swaps	$76,328	$13,750	$666	$—	$76,994	$13,750
Purchased swaps	(8,744)	—	—	—	(8,744)	—
Collars	12,392	(1,135)	1,443	9,024	13,835	7,889
Call options	5,651	(9,391)	—	—	5,651	(9,391)
Basis swaps	—	(43)	—	—	—	(43)
Total	$85,627	$3,181	$2,109	$9,024	$87,736	$12,205

(13)	FAIR VALUE MEASUREMENTS

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

Fair Values-Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2012 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2012

Trading securities held in the deferred compensation plans	$56,345	$—	$—	$56,345

Derivatives – swaps	—	134,629	—	134,629
– collars	—	212,320	—	212,320
– call options	—	(4,722)	—	(4,722)
– put options	—	1,071	—	1,071

	Fair Value Measurements at December 31, 2011 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2011

Trading securities held in the deferred compensation plans	$50,237	$—	$—	$50,237

Derivatives – swaps	—	69,054	—	69,054
– collars	—	211,621	—	211,621
– call options	—	(29,348)	—	(29,348)

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains/losses are included in deferred compensation plan expense in the accompanying statement of operations. For second quarter 2012, interest and dividends were $125,000 and mark-to-market was a loss of $2.1 million. For second quarter 2011, interest and dividends were $60,000 and the mark-to-market was a gain of $5,000. For the six months ended June 30, 2012, interest and dividends were $275,000 and mark-to-market was a gain of $1.9 million. For the six months ended June 30, 2011, interest and dividends were $95,000 and mark-to-market was a gain of $1.3 million.

Fair Values – Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars, call and put options	$348,986	$348,986	$251,500	$251,500
Marketable securities(a)	56,345	56,345	50,237	50,237

Liabilities:
Commodity swaps, collars, call and put options	(5,688)	(5,688)	(173)	(173)
Bank credit facility(b)	(235,000)	(235,000)	(187,000)	(187,000)
7.50% senior subordinated notes due 2017(b)	(250,000)	(261,250)	(250,000)	(265,625)
7.25% senior subordinated notes due 2018(b)	(250,000)	(265,000)	(250,000)	(267,500)
8.00% senior subordinated notes due 2019(b)	(288,562)	(327,750)	(287,967)	(334,500)
6.75% senior subordinated notes due 2020(b)	(500,000)	(542,500)	(500,000)	(555,000)
5.75% senior subordinated notes due 2021(b)	(500,000)	(522,500)	(500,000)	(541,250)
5.00% senior subordinated notes due 2022(b)	(600,000)	(592,500)	—	—

(a)	Marketable securities, which are held in our deferred compensation plans, and are actively traded on major exchanges.
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

Concentrations of Credit Risk

As of June 30, 2012, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate security are obtained as necessary to limit our risk of loss. Our allowance for uncollectible receivables was $2.8 million at June 30, 2012 compared to $4.0 million at December 31, 2011. As of June 30, 2012, our derivative contracts consist of swaps, collars, call options and put options. Our exposure is diversified primarily among major investment grade financial institutions, the majority of which we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At June 30, 2012 our derivative counterparties include sixteen financial institutions, of which all but two are secured lenders in our bank credit facility. At June 30, 2012, our net derivative assets include a receivable from the two counterparties not included in our bank credit facility of $26.5 million. For those counterparties that are not secured lenders in our bank credit facility or for which we do not have master netting arrangements, net derivative asset values are determined, in part, by reviewing credit default swap spreads for the counterparties. Net derivative liabilities are determined, in part, by using our market-based credit spread. None of our derivative contracts have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement date. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with our counterparties. The terms of the ISDA Agreements provide us and our counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

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

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock grants and SARs expense. In second quarter 2012, stock-based compensation was allocated to operating expense ($692,000), exploration expense ($994,000) and general and administrative expense ($12.5 million) for a total of $14.6 million. In second quarter 2011, stock-based compensation was allocated to operating expense ($643,000), exploration expense ($937,000) and general and administrative expense ($11.5 million) for a total of $13.4 million. In the first six months ended June 30, 2012, stock-based compensation was allocated to operating expense ($1.0 million), exploration expense ($1.9 million) and general and administrative expense ($20.7 million) for a total of $24.5 million. In the first six months ended June 30, 2011, stock-based compensation was allocated to operating expense ($953,000), exploration expense ($2.3 million) and general and administrative expense ($19.0 million) for a total of $22.9 million. Unlike the other forms of stock-based compensation mentioned above, the mark-to-market of the liability related to the vested restricted stock held in our deferred compensation plans is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories.

Stock and Option Plans

We have two active equity-based stock plans, the 2005 Plan and the Director Plan. Under these plans, incentive and non-qualified stock options, SARs, restricted stock units and various other awards may be issued to directors and employees pursuant to decisions of the Compensation Committee, which is made up of non-employee, independent directors from the Board of Directors. All awards granted under these plans have been issued at prevailing market prices at the time of the grant. Of the 4.1 million grants outstanding at June 30, 2012, 32,000 of the grants relate to stock options with the remainder of 4.0 million grants relating to SARs. Information with respect to stock option and SARs activities is summarized below.

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	4,558,609	$41.47
Granted	754,471	64.14
Exercised	(1,218,780)	21.90
Expired/forfeited	(6,196)	48.31

Outstanding at June 30, 2012	4,088,104	$51.48

Stock Appreciation Right Awards

During first six months 2012, we granted SARs to officers and non-officer employees. The weighted average grant date fair value of these SARs, based on our Black-Scholes-Merton assumptions, is shown below:

Six Months Ended June 30, 2012

Weighted average exercise price per share	$64.14
Expected annual dividends per share	0.25%
Expected life in years	3.7
Expected volatility	45%
Risk-free interest rate	0.4%
Weighted average grant date fair value	$21.32

Restricted Stock Awards

Equity Awards

In the first six months ended June 30, 2012, we granted 360,000 restricted stock Equity Awards to employees compared to 329,000 granted to employees in the same period of 2011. These awards generally vest over a three-year period. We recorded compensation expense for these awards of $5.2 million in first six months ended June 30, 2012 compared to $1.7 million in the same period of 2011. Equity Awards are not issued to employees until they are vested. Employees do not have the option to receive cash.

Liability Awards

In first six months 2012, we granted 355,400 shares of restricted stock Liability Awards as compensation to employees at an average price of $63.87 with vesting generally over a three-year period and 14,700 were granted to directors at an average price of $64.35 with immediate vesting. In the same period of 2011, we granted 334,000 shares of Liability Awards as compensation to employees at an average price of $51.10 with vesting generally over a three-year period and 15,500 shares were granted to directors at an average price of $52.35 with immediate vesting. We recorded compensation expense for Liability Awards of $10.2 million in first six months ended June 30, 2012 compared to $10.4 million in the same period of 2011. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market is reported in the deferred compensation expense in our consolidated statements of operations (see additional discussion below).

A summary of the status of our non-vested restricted stock outstanding at June 30, 2012 is summarized below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	221,609	$49.64	487,244	$48.76
Granted	359,732	63.37	370,059	63.89
Vested	(85,294)	56.87	(227,844)	50.51
Forfeited	(14,307)	57.56	(1,717)	51.39

Outstanding at June 30, 2012	481,740	$58.37	627,742	$57.04

Deferred Compensation Plan

Our deferred compensation plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected in the deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value in other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market loss of $9.3 million in second quarter 2012 compared to mark-to-market gain of $5.8 million in second quarter 2011. We recorded mark-to-market loss of $1.5 million in the first six months June 30, 2012 compared to mark-to-market loss of $24.9 million in the same period of 2011. The Rabbi Trust held 3.0 million shares (2.3 million of vested shares) of Range stock at June 30, 2012 compared to 2.8 million shares (2.2 million of vested shares) at December 31, 2011.

(15)	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$246	$308
Interest paid	66,438	68,002

Non-cash investing and financing activities included:
Asset retirement costs capitalized, net	4,004	12,717

(16)	COMMITMENTS AND CONTINGENCIES

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

(17)	Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2012	December 31, 2011
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$6,779,021	$6,035,429
Unproved properties	817,409	748,598

Total	7,596,430	6,784,027
Accumulated depreciation, depletion and amortization	(1,825,390)	(1,626,461)

Net capitalized costs	$5,771,040	$5,157,566

(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(18)	Costs Incurred for Property Acquisition, Exploration and Development (a)

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
Acreage purchases	$151,622	$220,576
Development	539,122	1,007,049
Exploration:
Drilling	185,081	226,920
Expense	35,112	77,259
Stock-based compensation expense	1,921	4,108
Gas gathering facilities:
Development	23,684	53,387

Subtotal	936,542	1,589,299

Asset retirement obligations	4,004	24,061

Total – continuing operations	940,546	1,613,360
Discontinued operations	—	3,241

Total costs incurred	$940,546	$1,616,601

(a)	Includes cost incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian and Southwestern regions of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. Unless otherwise indicated, the information included herein relates to our continuing operations.

Our objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Our strategy to achieve our objective is to increase reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs and crude oil and on our ability to economically find, develop, acquire and produce natural gas, NGLs and oil reserves. We use the successful efforts method of accounting for our natural gas, NGLs and oil activities. Our corporate headquarters is located at 100 Throckmorton Street, Fort Worth, Texas.

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for commodities are inherently volatile. The following table lists average NYMEX prices for natural gas and oil for three months and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average NYMEX prices (a)
Natural gas (per mcf)	$2.26	$4.36	$2.50	$4.25
Oil (per bbl)	$92.27	$102.33	$97.63	$98.77

(a)	Based on weighted average of bid week prompt month prices.

Consolidated Results of Operations

Overview of 2012 Results

During second quarter 2012, we achieved the following financial and operating results:

•	increased revenue from the sale of natural gas, NGL and oil by 5% from the same period of 2011;

•	achieved 51% production growth (excluding our Barnett Shale properties which were sold in April 2011);

•	continued expansion of our activities in the Marcellus Shale by growing production, proving up acreage and acquiring additional unproved acreage;

•	reduced direct operating expenses per mcfe 38%;

•	reduced our depletion, depreciation and amortization (“DD&A”) rate 8%;

•	entered into additional derivative contracts for 2012, 2013 and 2014; and

•	realized $127.0 million of cash flow from operating activities.

Total revenues increased $107.1 million or 32% in second quarter 2012 over the same period of 2011. This increase was due to an increase in mark-to-market gain from derivatives and higher production partially offset by lower realized prices. Our second quarter 2012 production growth was due to the continued success of our drilling program, particularly in the Marcellus Shale.

During the first six months ending June 30, 2012, we achieved the following financial and operating results:

•	increased revenue from the sale of natural gas, NGL and oil by 15% from the same period of 2011;

•	achieved 51% production growth (excluding our Barnett Shale properties which were sold in April 2011);

•	reduced direct operating expenses per mcfe 35%;

•	reduced our DD&A rate 9%;

•	maintained a strong balance sheet by issuing $600.0 million of new 10-year subordinated notes;

•	entered into additional derivative contracts for 2012, 2013 and 2014; and

•	realized $282.9 million of cash flow from operating activities.

Total revenues increased $141.4 million or 26% in the first six months 2012 over the same period of 2011. This increase was due to an increase in the mark-to-market gain from derivatives and higher production partially offset by lower realized prices. Our first six months 2012 production growth is due to our successful drilling program, particularly in the Marcellus Shale.

We believe natural gas, NGLs and oil prices will remain volatile and will be affected by, among other things, weather, the U.S. and worldwide economy, new technology and the level of oil and gas production in North America and worldwide. Although we have entered into derivative contracts covering a portion of our production volumes for 2012, 2013 and 2014, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future. As a result of the decline in natural gas prices, we continue to focus our capital budget expenditures on oil and liquids-rich-gas drilling activities.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices, production volumes and the value of certain derivative contracts. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Revenue from the sale of natural gas, NGLs and oil sales include netback arrangements where we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. We record revenue at the price we receive from the purchaser. Revenues are also realized from sales arrangements where we sell natural gas or oil at a specific delivery point and receive proceeds from the purchaser with no transportation deduction. Third party transportation costs we incur to get our commodity to the delivery point are reported in transportation, gathering and compression expense. Hedges included in natural gas, NGLs and oil sales reflect settlements on those derivatives that qualify for hedge accounting.

Cash settlements and changes in the market value of derivative contracts that are not accounted for as hedges are included in derivative fair value income in the statement of operations. For more information on revenues from derivative contracts that are not accounted for as hedges, see Derivative fair value income discussion below.

In second quarter 2012, natural gas, NGLs and oil sales increased 5% from the same period 2011 with a 51% increase in production partially offset by a 31% decrease in realized prices. In the first six months 2012, natural gas, NGLs and oil sales increased 15% from the same period of 2011 with a 51% increase in production partially offset by a 25% decrease in realized prices. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three months and the six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	%	2012	2011	Change	%

Natural gas, NGLs and oil sales

Gas wellhead	$111,413	$150,188	$(38,775)	(26%)	$239,481	$280,983	$(41,502)	(15%)
Gas hedges realized	78,896	24,285	54,611	225%	136,525	53,901	82,624	153%

Total gas revenue	$190,309	$174,473	$15,836	9%	$376,006	$334,884	$41,122	12%

Total NGLs revenue	$56,280	$64,376	$(8,096)	(13%)	$132,778	$119,421	$13,357	11%

Oil wellhead	$52,075	$46,504	$5,571	12%	$107,497	$83,011	$24,486	29%
Oil hedges realized	(315)	—	(315)	100%	(315)	—	(315)	100%

Total oil revenue	$51,760	$46,504	$5,256	11%	$107,182	$83,011	$24,171	29%

Combined wellhead	$219,768	$261,068	$(41,300)	(16%)	$479,756	$483,415	$(3,659)	(1%)
Combined hedges (a)	78,581	24,285	54,296	224%	136,210	53,901	82,309	153%

Total natural gas, NGLs and oil sales	$298,349	$285,353	$12,996	5%	$615,966	$537,316	$78,650	15%

(a)	Cash settlements related to derivatives that qualify for hedge accounting.

Our production continues to grow through drilling success as we place new wells on production offset by the natural decline of our natural gas and oil wells and asset sales. For second quarter 2012, our production volumes increased 67% in our Appalachian region and increased 5% in our Southwestern region when compared to the same period of 2011. For the six months ended June 30, 2012, our production volumes increased 68% in our Appalachian region and increased 8% in our Southwestern region when compared to the same period of 2011. Our production for the three months and the six months ended June 30, 2012 and 2011 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	%	2012	2011	Change	%

Production (a)
Natural gas (mcf)	52,293,227	32,811,471	19,481,756	59%	98,926,434	62,616,994	36,309,440	58%
NGLs (bbls)	1,570,593	1,236,502	334,091	27%	3,131,419	2,368,067	763,352	32%
Crude oil (bbls)	623,026	502,962	120,064	24%	1,231,103	939,094	292,009	31%
Total (mcfe) (b)	65,454,941	43,248,255	22,206,686	51%	125,101,566	82,459,960	42,641,606	52%

Average daily production (a)
Natural gas (mcf)	574,651	360,566	214,085	59%	543,552	345,950	197,602	57%
NGLs (bbls)	17,259	13,588	3,671	27%	17,206	13,083	4,123	32%
Crude oil (bbls)	6,846	5,527	1,319	24%	6,764	5,188	1,576	30%
Total (mcfe) (b)	719,285	475,256	244,029	51%	687,371	455,580	231,791	51%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs) received during second quarter 2012 was $4.06 per mcfe compared to $5.91 per mcfe in the same period of 2011. Our average realized price (including all derivative settlements and third-party transportation costs) received was $4.27 per mcfe in the six months ended June 30, 2012 compared to $5.84 per mcfe in the same period of the prior year. Because we record transportation costs on two separate bases, as required by GAAP, we believe computed final realized prices should include the total impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives, whether or not they qualify for hedge accounting. Average sales prices (wellhead) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying statements of operations. Average sales prices (wellhead) do include transportation costs where we receive net proceeds. Average realized price calculations for the three months and the six months ended June 30, 2012 and 2011 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average Prices
Average sales prices (wellhead):
Natural gas (per mcf)	$2.13	$4.58	$2.42	$4.49
NGLs (per bbl)	35.83	52.06	42.40	50.43
Crude oil (per bbl)	83.58	92.46	87.32	88.39
Total (per mcfe) (a)	3.36	6.04	3.83	5.86

Average realized prices (including derivative settlements that qualify for hedge accounting):
Natural gas (per mcf)	$3.64	$5.32	$3.80	$5.35
NGLs (per bbl)	35.83	52.06	42.40	50.43
Crude oil (per bbl)	83.08	92.46	87.06	88.39
Total (per mcfe) (a)	4.56	6.60	4.92	6.52

Average realized prices (including all derivative settlement):
Natural gas (per mcf)	$3.66	$5.47	$3.83	$5.44
NGLs (per bbl)	42.30	52.06	44.24	50.43
Crude oil (per bbl)	84.31	80.34	83.93	79.86
Total (per mcfe) (a)	4.74	6.57	4.96	6.49

Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$2.86	$4.65	$3.01	$4.62
NGLs (per bbl)	40.66	50.62	42.68	49.44
Crude oil (per bbl)	84.31	80.34	83.93	79.86
Total (per mcfe) (a)	4.06	5.91	4.27	5.84

(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil and natural gas prices.

Derivative fair value income was $148.6 million in second quarter 2012 compared to $53.0 million in the same period of 2011. Derivative fair value income was $87.7 million in the six months ended June 30, 2012 compared to $12.2 million in the same period of 2011. Some of our derivatives do not qualify for hedge accounting and are accounted for using the mark-to-market accounting method whereby all realized and unrealized gains and losses related to these contracts are included in derivative fair value income in the accompanying consolidated statements of operations. Mark-to-market accounting treatment results in volatility of our revenues as unrealized gains and losses from derivatives are included in total revenues. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. The increase in the mark-to-market gain in the second quarter and the six months ended June 30, 2012 is primarily due the change in the fair value of our NGL derivatives. Hedge ineffectiveness, also included in derivative fair value income, is associated with contracts that qualify for hedge accounting. The ineffective portion is calculated as the difference between the change in the fair value of the derivative and the estimated change in future cash flows from the item being hedged.

The following table presents information about the components of derivative fair value income for the three months and the six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Change in fair value of derivatives that do not qualify for hedge accounting (a)	$135,777	$48,139	$83,721	$8,103
Realized gain (loss) on settlements – natural gas (b) (c)	—	3,484	—	3,090
Realized gain (loss) on settlements – oil (b) (c)	768	(6,094)	(3,854)	(8,012)
Realized gain (loss) on settlements – NGLs (b) (c)	10,152	—	5,760	—
Hedge ineffectiveness – realized (c)	1,278	1,576	2,463	2,522
– unrealized (a)	594	5,934	(354)	6,502

Derivative fair value income	$148,569	$53,039	$87,736	$12,205

(a)	These amounts are unrealized and are not included in average realized price calculations.
(b)	These amounts represent realized gains and losses on settled derivatives that do not qualify for hedge accounting.
(c)	These settlements are included in average realized price calculations (including all derivative settlements and third party transportation costs paid by Range).

Loss on the sale of assets was $3.2 million in second quarter 2012 compared to a loss of $1.6 million in the same period of 2012. In the second quarter 2012, we recorded a $2.5 million loss on the sale of a Marcellus exploration well where we received proceeds of $2.5 million. In the second quarter 2011, we recorded a loss of $1.7 million related to the sale of certain derivatives included with the sale of our Barnett Shale properties. Loss on the sale of assets was $13.7 million in the first six months 2012 compared to $1.5 million in the same period of 2011. In the first six months 2012, we also sold a seventy five percent interest in an East Texas prospect which included a suspended exploratory well and unproved properties for proceeds of $8.6 million resulting in a pre-tax loss of $10.9 million.

Other revenue in second quarter 2012 was a loss of $1.3 million compared to a loss of $1.5 million in the same period of 2011. The second quarter 2012 includes income from equity method investments of $502,000 offset by a loss of $1.1 million related to transportation and gathering revenue. The second quarter 2011 includes loss from equity method investments of $1.0 million and a loss of $1.0 million related to transportation and gathering revenue. Other revenue for the six months ended June 30, 2012 was a loss of $716,000 compared to a loss of $85,000 in the same period of 2011. The six months ended June 30, 2012 includes income from equity method investments of $818,000 offset by a loss of $1.9 million related to transportation and gathering revenue. The six months ended June 30, 2011 includes various lawsuit proceeds and refunds partially offset by a loss from equity method investments of $759,000.

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months and the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012, production and ad valorem tax expense includes a Pennsylvania impact fee of $0.30 per mcfe of which $0.20 per mcfe is a retroactive adjustment for wells drilled prior to 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change

Direct operating expense	$0.41	$0.66	$(0.25)	(38%)	$0.45	$0.69	$(0.24)	(35%)
Production and ad valorem tax expense	0.18	0.17	0.01	6%	0.39	0.17	0.22	129%
General and administrative expense	0.67	0.90	(0.23)	(26%)	0.66	0.89	(0.23)	(26%)
Interest expense	0.66	0.73	(0.07)	(10%)	0.64	0.68	(0.04)	(6%)
Depletion, depreciation and amortization expense	1.66	1.81	(0.15)	(8%)	1.67	1.83	(0.16)	(9%)

Direct operating expense was $27.0 million in second quarter 2012 compared to $28.5 million in the same period of 2011. We experience increases in operating expenses as we add new wells and manage existing properties. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. On an absolute basis, our spending for direct operating expenses for second quarter 2012 decreased 5% with an increase in the number of producing wells more than offset by lower water hauling and disposal costs and equipment rental. We incurred $632,000 of workover costs in second quarter 2012 compared to $596,000 of workover costs in the same period of 2011.

On a per mcfe basis, operating expense in second quarter 2012 declined 38% to $0.41 from the same period of 2011, with the decrease consisting of lower water hauling and disposal costs, equipment rental and well services. We expect to experience lower costs per mcfe as we increase production from our dry gas Marcellus Shale wells due to their lower operating cost relative to our other operating areas somewhat offset by higher operating costs on our liquids-rich wells.

Direct operating expense was $56.1 million in the first six months ended June 30, 2012 compared to $57.2 million in the same period of 2011. On an absolute basis, our spending for direct operating expenses decreased 2% with an increase in the number of producing wells and higher workover costs offset by lower water hauling and disposal costs, equipment rental and well service costs. We incurred $2.2 million of workover costs in 2012 compared to $986,000 in the same period of 2011.

On a per mcfe basis, operating expense in the first six months ended June 30, 2012 decreased 35% to $0.45 from the same period of 2011, with the decrease consisting of lower water hauling and disposal costs, lower equipment rental and well services somewhat offset by higher workover costs. Stock-based compensation expense represents the amortization of restricted stock grants and SARs as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for the three months and the six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change

Lease operating expense	$0.39	$0.64	$(0.25)	(39%)	$0.42	$0.67	$(0.25)	(37%)
Workovers	0.01	0.01	—	—%	0.02	0.01	0.01	100%
Stock-based compensation (non-cash)	0.01	0.01	—	—%	0.01	0.01	—	—%

Total direct operating expenses	$0.41	$0.66	$(0.25)	(38%)	$0.45	$0.69	$(0.24)	(35%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the new Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $4.7 million in second quarter 2012 compared to $7.6 million in the same period of 2011. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) decreased to $0.07 in second quarter 2012 compared to $0.17 in the same period of 2011 due to lower oil and gas prices and an increase in volumes not subject to production taxes. In February 2012, the commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. Included in second quarter 2012 is a $6.4 million impact fee ($0.10 per mcfe) accrual.

Production and ad valorem taxes (excluding the impact fee) were $11.1 million ($0.09 per mcfe) in the first six months 2012 compared to $14.4 million ($0.17 per mcfe) in the same period of 2011 due to lower oil and gas prices and an increase in volumes not subject to production taxes. The six months ended June 30, 2012 also includes a $24.7 million ($0.20 per mcfe) retroactive impact fee which covers all wells drilled prior to 2012 which is to be paid in September 2012. Also included in first six months 2012 is a $12.6 million impact fee ($0.10 per mcfe) for wells drilled prior to 2012 and wells drilled in the first six months 2012 to be paid April 2013.

General and administrative expense was $44.0 million in second quarter 2012 compared to $39.1 million for the same period of 2011. The 2012 increase of $4.9 million when compared to 2011 is due to higher salaries and benefits ($4.0 million), an increase in stock-based compensation of $1.1 million and higher advertising costs, partially offset by a decrease in legal expenses. We continue to incur higher wages which we consider necessary to remain competitive in the industry. Our number of employees increased 15% at June 30, 2012 when compared to June 30, 2011. General and administrative expense for the first six months ended June 30, 2012 increased $9.7 million or 13% from the same period of the prior year primarily due to higher salaries and benefits ($7.0 million), an increase in stock-based compensation of $1.7 million and higher advertising costs, partially offset by a decrease in legal expenses which also includes an insurance recovery. Our personnel costs continue to increase as we invest in our technical teams and other staffing to support our expansion into our various shale plays. Stock-based compensation expense represents the amortization of restricted stock grants and stock appreciation rights granted to our employees and directors as part of compensation. The following table summarizes general and administrative expenses per mcfe for the first three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change

General and administrative	$0.48	$0.63	$(0.15)	(24%)	$0.48	$0.66	$(0.18)	(27%)
Stock-based compensation (non-cash)	0.19	0.27	(0.08)	(30%)	0.17	0.23	(0.06)	(26%)

Total general and administrative expenses	$0.67	$0.90	$(0.23)	(26%)	$0.65	$0.89	$(0.24)	(27%)

Interest expense was $42.9 million for second quarter 2012 and $80.1 million in the first six months ended June 30, 2012 compared to $31.4 million for second quarter 2011 and $56.2 million in the first six months ended June 30, 2011. The following table presents information about interest expense for the three months and the six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Bank credit facility	$2,140	$2,130	$4,660	$5,411
Subordinated notes	38,344	31,299	71,022	62,034
Other	2,404	1,669	4,411	3,508
Allocated to discontinued operations	—	(3,715)	—	(14,791)

Total interest expense	$42,888	$31,383	$80,093	$56,162

The increase in interest expense for second quarter 2012 from the same period of 2011 was primarily due to an increase in outstanding debt balances. In March 2012, we issued $600.0 million of 5.0% senior subordinated notes due 2022. We used the proceeds to repay $350.0 million of our outstanding credit facility balance and for general corporate purposes. In May 2011, we issued $500.0 million of 5.75% senior subordinated notes due 2021. We used the proceeds for general corporate purposes and to purchase or redeem $150.0 million of our 6.375% senior subordinated notes due 2015 and $250.0 million of our 7.5% senior subordinated notes due 2016. The 2012 and 2011 note issuances were undertaken to better match the maturities of our debt with the life of our properties and to give us greater liquidity for the near term. Average debt outstanding on the bank credit facility for the second quarter 2012 was $91.3 million compared to $171.5 million for the same period of 2011 and the weighted average interest rate on the bank credit facility was 2.7% in 2012 compared to 2.0% in 2011.

The increase in interest expenses for the first six months ended June 30, 2012 from the same period of 2011 was due to an increase in outstanding debt balances and higher interest rates. Average debt outstanding on the bank credit facility was $172.2 million compared to $296.3 million for 2011 and the weighted average interest rate on the bank credit facility was 2.3% in the first six months ended June 30, 2012 compared to 2.2% in the same period of 2011.

Depletion, depreciation and amortization (“DD&A”) was $108.8 million in second quarter 2012 compared to $78.3 million in the same period of 2011. The increase in 2012 when compared to 2011 is due to a 7% decrease in depletion rates more than offset by a 51% increase in production. Depletion expense, the largest component of DD&A, was $1.58 per mcfe in second quarter 2012 compared to $1.70 per mcfe in the same period of 2011.

DD&A was $209.0 million in the first six months ended June 30, 2012 compared to $150.5 million in the same period of 2011. Depletion expense was $1.59 per mcfe in the first six months ended June 30, 2012 compared to $1.71 per mcfe in the same period of 2011. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three months and the six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change

Depletion and amortization	$1.58	$1.70	$(0.12)	(7%)	$1.59	$1.71	$(0.12)	(7%)
Depreciation	0.05	0.08	(0.03)	(38%)	0.05	0.09	(0.04)	(44%)
Accretion and other	0.03	0.03	—	—%	0.03	0.03	—	—%

Total DD&A expense	$1.66	$1.81	$(0.15)	(8%)	$1.67	$1.83	$(0.16)	(9%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, transportation, gathering and compression, exploration expense, abandonment and impairment of unproved properties and deferred compensation plan expenses. In second quarter 2012, stock-based compensation was a component of direct operating expense ($692,000), exploration expense ($994,000) and general and administrative expense ($12.5 million) for a total of $14.6 million. In second quarter 2011, stock-based compensation was a component of direct operating expense ($643,000), exploration expense ($937,000) and general and administrative expense ($11.5 million) for a total of $13.4 million. In the first six months ended June 30, 2012, stock-based compensation was allocated to direct operating expense ($1.0 million), exploration expense ($1.9 million) and general and administrative expense ($20.7 million) for a total of $24.5 million. In the first six months ended June 30, 2011, stock-based compensation was allocated to direct operating expense ($953,000), exploration expense ($2.3 million) and general and administrative expense ($19.0 million) for a total of $22.9 million. Stock-based compensation includes the amortization of restricted stock grants and SARs grants.

Transportation, gathering and compression expense was $44.7 million in second quarter 2012 compared to $28.7 million in the same period of 2011. Transportation, gathering and compression expenses was $85.6 million in the first six months ended June 30, 2012 compared to $53.7 million in the same period of 2011. These third party costs are higher than 2011 due to our production growth in the Marcellus Shale where we have third party gathering and compression agreements. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Exploration expense was $15.5 million in second quarter 2012 compared to $11.6 million in the same period of 2011. Exploration expense was higher in second quarter 2012 when compared to 2011 due to higher seismic costs, partially offset by lower delay rentals. The six months ended June 30, 2012 also includes higher seismic costs compared to the same period of 2011, which was more than offset by lower delay rentals when compared to the same period of 2011. The following table details our exploration related expenses for the three months and the six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change

Seismic	$9,096	$4,365	$4,731	108%	$19,768	$17,537	$2,231	13%
Delay rentals and other	1,886	3,143	(1,257)	(40%)	7,589	11,793	(4,204)	(36%)
Personnel expense	3,434	3,150	284	9%	6,938	7,176	(238)	(3%)
Stock-based compensation expense	993	937	56	6%	1,921	2,266	(345)	(15%)
Dry hole expense	108	(3)	111	3700%	817	7	810	11,571%

Total exploration expense	$15,517	$11,592	$3,925	34%	$37,033	$38,779	$(1,746)	(5%)

Abandonment and impairment of unproved properties was $43.6 million in second quarter 2012 compared to $18.9 million in the same period of 2011. Abandonment and impairment of unproved properties was $63.9 million in the first six months ended June 30, 2012 compared to $35.4 million in the same period of 2011. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments will likely be recorded. The increase from 2011 to 2012 is primarily related to our Marcellus Shale operations and is due, in part, to lower natural gas prices and plans to move towards areas with higher expectation of wet gas. Also, due to a transaction in second quarter 2012, we impaired individually significant unproved properties in Pennsylvania for $23.1 million because we will not drill in these areas.

Deferred compensation plan expense was $9.3 million in second quarter 2012 compared to a income of $5.8 million in the same period of 2011. Our stock price increased from $58.14 at March 31, 2012 to $61.87 at June 30, 2012. In the same quarter of the prior year, our stock price decreased from $58.46 at March 31, 2011 to $55.50 at June 30, 2011. Deferred compensation plan expense was $1.5 million at June 30, 2012 compared to $24.9 million in the same period of 2011. During the first six months ended June 30, 2012, our stock price was approximately the same. In the first six months ended June 30, 2011, our stock price increased from $44.98 at December 31, 2010 to $55.50 at June 30, 2011. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense.

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

Income tax expense was $39.0 million in second quarter 2012 compared to $32.7 million in second quarter 2011. The 2012 increase in income taxes reflects a 21% increase in income from continuing operations when compared to the same period of 2011. For the second quarter, the effective tax rate was 41.2% in 2012 compared to 41.7% in 2011. Income tax expense was $11.2 million in the first six months June 30, 2012 compared to $12.8 million in the same period of 2011. For the six months ended June 30, 2012, the decrease in income taxes reflects an effective tax rate of 44.6% in 2012 compared to 50.9% in the six months ended June 30, 2011. The 2012 and 2011 effective tax rates were different than the statutory tax rate due to state income taxes and changes in our valuation allowances related to our deferred tax asset for future deferred compensation plan distributions to senior executives to the extent their estimated future compensation (including these distributions) would exceed the $1.0 million deductible limit provided under section 162 (m) of the Internal Revenue Code. We expect our effective tax rate to be approximately 40% for the remainder of 2012.

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

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program. In the first six months ended June 30, 2012, we entered into additional commodity derivative contracts for 2012, 2013 and 2014 to protect future cash flows. In March 2012, we issued $600.0 million of new 5.0% ten-year senior subordinated notes. On April 9, 2012, we increased our committed facility amount under our bank credit facility from $1.5 billion to $1.75 billion.

During first six months 2012, our net cash provided from continuing operations of $282.9 million, proceeds from the sale of assets of $15.6 million, proceeds from the issuance of our 5.00% senior subordinated notes and borrowings under our bank credit facility were used to fund $931.0 million of capital expenditures (including acreage acquisitions). At June 30, 2012, we had $158,000 in cash and total assets of $6.5 billion.

Long-term debt at June 30, 2012 totaled $2.6 billion, including $235.0 million outstanding on our bank credit facility and $2.4 billion of senior subordinated notes. Our available committed borrowing capacity at June 30, 2012 was $1.5 billion. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material drop in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of natural gas, NGLs and oil, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

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

Credit Arrangements

As of June 30, 2012, we maintained a $2.0 billion revolving credit facility, which we refer to as our bank credit facility. The bank credit facility is secured by substantially all of our assets and has a maturity date of February 18, 2016. Availability under the bank credit facility is subject to a borrowing base set by the lenders semi-annually with an option to set more often in certain circumstances. The borrowing base is dependent on a number of factors but primarily on the lenders’ assessment of future cash flows. Redeterminations of the borrowing base require approval of two thirds of the lenders; increases to the borrowing base require 97% lender approval. On April 9, 2012, the facility amount on our bank credit facility was increased from $1.5 billion to $1.75 billion and we added three additional banks. Our current bank group is comprised of twenty-eight financial institutions. The borrowing base remained unchanged at $2.0 billion.

Our bank debt and our subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under the debt agreements for our bank debt and our subordinated notes). The debt agreements also contain customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We were in compliance with all covenants at June 30, 2012.

Capital Requirements

Our primary capital requirements are for exploration, development and acquisition of natural gas and oil properties, repayment of principal and interest on outstanding debt and payment of dividends. During the first six months of 2012, $761.2 million of capital was expended on drilling projects. Also in the first six months of 2012, $151.6 million was expended on acquisitions of unproved acreage, primarily in the Marcellus Shale. Our 2012 capital program, excluding acquisitions, is expected to be funded by net cash flow from operations, a debt offering, proceeds from asset sales and borrowings under our credit facility. Our capital expenditure budget for 2012 is currently set at $1.6 billion, excluding acquisitions. To the extent capital requirements exceed internally generated cash flow, proceeds from asset sales and our committed capacity under our bank credit facility, then debt or equity may be issued to fund these requirements. We monitor our capital expenditures on an ongoing basis, adjusting the amount up or down and also between our operating regions, depending on commodity prices, cash flow and projected returns. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and since our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a large portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of June 30, 2012, we have entered into hedging agreements covering 120.5 Bcfe for 2012, 190.9 Bcfe for 2013 and 102.6 Bcfe for 2014.

Net cash provided from continuing operations in first six months 2012 was $282.9 million compared to $288.0 million in the same period of 2011. Cash provided from continuing operations is largely dependent upon commodity prices and production, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from 2011 to 2012 reflects a 51% increase in production offset by lower realized prices (a decline of 27%) and higher operating costs. As of June 30, 2012, we have hedged approximately 75% of our projected 2012 production (based on the mid-point of our projected 2012 production), with approximately 80% of our projected natural gas production hedged. Net cash provided from continuing operations is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months ended June 30, 2012 was a positive $21.4 million compared to $5.4 million for the same period of 2011.

Net cash provided from discontinued operations for the first six months ended June 30, 2011 was $21.6 million. Substantially all of our Barnett Shale properties were sold in April 2011 with a February 1, 2011 effective date.

Net cash used in investing activities from continuing operations in first six months ended June 30, 2012 was $919.7 million compared to $591.5 million in the same period of 2011.

During the first six months of 2012, we:

•	spent $781.6 million on natural gas and oil property additions;

•	spent $147.9 million on acreage primarily in the Marcellus Shale; and

•	received proceeds from asset sales of $15.6 million.

During the first six months of 2011, we:

•	spent $536.8 million on natural gas and oil property additions;

•	spent $73.1 million on acreage primarily in the Marcellus Shale; and

•	received proceeds from asset sales of $23.4 million.

Net cash provided from financing activities in the first six months ended June 30, 2012 was an increase of $636.8 million compared to a decrease of $272.8 million in the same period of 2011. Historically, sources of financing have been primarily bank borrowings and capital raised through equity and debt offerings.

During the first six months of 2012, we:

•	borrowed $697.0 million and repaid $649.0 million under our bank credit facility; ending the quarter with a $235.0 million outstanding balance on our bank debt;

•	issued $600.0 million aggregate principal amounts of 5.00% senior subordinated notes due 2022 with net proceeds of approximately $589.5 million; and

•	spent $12.5 million related to debt issuance costs.

During the first six months of 2011, we:

•	borrowed $490.8 million and repaid $764.8 million under our bank credit facility, ending the period with no outstanding borrowings under our bank credit facility;

•	issued $500.0 million principal amount of 5.75% senior subordinated notes due 2021, at par;

•

purchased or redeemed $150.0 million principal amount of our 6.375% senior subordinated notes due 2015 at a redemption price of 102.31% and purchased or redeemed $250.0 million principal amount of our 7.5% senior subordinated notes due 2016 at a redemption price of 103.9%;

•	spent $21.7 million related to debt issuance costs; and

•	recorded a decrease of $58.3 million in cash overdrafts.

Cash Dividend Payments

The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures and various other factors. On June 1, 2012, the Board of Directors declared a dividend of four cents per share ($6.5 million) on our common stock, which was paid on June 29, 2012 to stockholders of record at the close of business on June 15, 2012.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation commitments. As of June 30, 2012, we do not have any capital leases. As of June 30, 2012, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of June 30, 2012, we had a total of $62.1 million of letters of credit outstanding under our bank credit facility supporting obligations in the table below. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at June 30, 2012.

The following summarizes our contractual financial obligations at June 30, 2012 and their future maturities. In addition to the table below, we have contracted with several pipeline companies through 2028 to deliver natural gas production volumes from Marcellus Shale wells which is contingent on pipeline modifications and therefore, is not included below. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our bank credit facility, additional debt issuances and proceeds from asset sales (in thousands).

	Payment due by period
	Remaining 2012	2013	2014	2015 and 2016		Thereafter	Total

Bank debt due 2016	$—	$—	$—	$235,000	(a)	$—	$235,000
7.50% senior subordinated notes due 2017	—	—	—	—		250,000	250,000
7.25% senior subordinated notes due 2018	—	—	—	—		250,000	250,000
8.00% senior subordinated notes due 2019	—	—	—	—		300,000	300,000
6.75% senior subordinated notes due 2020	—	—	—	—		500,000	500,000
5.75% senior subordinated notes due 2021	—	—	—	—		500,000	500,000
5.00% senior subordinated notes due 2022						600,000	600,000
Operating leases	5,861	11,589	11,057	19,232		27,701	75,440
Drilling rig commitments	7,323	14,189	895	—		—	22,407
Transportation commitments	61,449	122,107	120,476	262,344		652,271	1,218,647
Hydraulic fracturing services	43,040	64,560	—	—		—	107,600
Other purchase obligations	1,566	2,637	158	314		1,626	6,301
Derivative obligations (b)	2,684	1,892	1,112	—		—	5,688
Asset retirement obligation liability (c)	5,005	10,530	105	788		73,761	90,189

Total contractual obligations (d)	$126,928	$227,504	$133,803	$517,678		$3,155,359	$4,161,272

(a)

Due at termination date of our bank credit facility. Interest paid on our bank credit facility would be approximately $5.1 million each year assuming no change in the interest rate or outstanding balance.

(b)

Derivative obligations represent net open derivative contracts valued as of June 30, 2012. While such payments will be funded by higher prices received from the sale of our production, production receipts may be received after our payments to counterparties, which can result in borrowings under our bank credit facility.

(c)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 10 to our consolidated financial statements.
(d)	This table excludes the liability for the deferred compensation plans since these obligations will be funded with existing plan assets.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives, as we typically utilize commodity swap, collar and call option contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we also entered into “sold” NGL derivative swap contracts for the natural gasoline component of natural gas liquids and in 2012 we entered into “purchased” derivative swaps for natural gasoline. In addition, in the second quarter of 2012, we entered into NGL derivative swap contracts for propane. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets.

At June 30, 2012, we had open swap contracts covering 106.2 Bcf of natural gas at prices averaging $3.64 per mcf, 3.2 million barrels of oil at prices averaging $95.61 per barrel, 3.6 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $97.85 per barrel and 2.9 million barrels of NGLs (the C3 component of NGLs) at prices averaging $36.73 per barrel. We had collars covering 228.5 Bcf of natural gas at weighted average floor and cap prices of $4.35 to $4.93 per mcf and 2.2 million barrels of oil at weighted average floor and cap prices of $85.46 to $96.64 per barrel. We also have sold call options covering 0.9 million barrels of oil at a weighted average price of $85.00 per barrel and purchased put options for 0.5 million barrels of oil at a weighted average price of $80.00. The fair value, represented by the estimated amount that would be realized or payable on termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a pretax gain of $343.3 million at June 30, 2012. The contracts expire monthly through December 2014.

At June 30, 2012, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2012	Collars	279,641 Mmbtu/day	$ 4.76–$ 5.22
2013	Collars	240,000 Mmbtu/day	$ 4.73–$ 5.20
2014	Collars	245,000 Mmbtu/day	$ 3.74–$ 4.50
2012	Swaps	245,000 Mmbtu/day	$ 3.75
2013	Swaps	167,521 Mmbtu/day	$ 3.56

Crude Oil
2012	Collars	2,000 bbls/day	$70.00–$ 80.00
2013	Collars	3,000 bbls/day	$90.60–$ 100.00
2014	Collars	2,000 bbls/day	$85.55–$ 100.00
2012	Call Options	4,700 bbls/day	$ 85.00
2012	Put Option	2,500 bbls/day	$ 80.00
2013	Swaps	6,313 bbls/day	$ 96.49
2014	Swaps	4,000 bbls/day	$ 94.56

NGLs (Natural Gasoline)
2012	Sold Swaps	12,000 bbls/day	$ 96.28
2013	Sold Swaps	8,000 bbls/day	$ 89.64
2012	Purchased Swaps	5,500 bbls/day	$ 82.37
2013	Purchased Swaps	1,500 bbls/day	$ 76.30

NGLs (Propane)
2012	Swaps	6,000 bbls/day	$ 38.67
2013	Swaps	5,000 bbls/day	$ 35.55

The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as Range, that participate in that market. The new regulation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act required the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation. In July 2012 certain definitions were adopted by the SEC and the CFTC and based on those definitions, we believe we will qualify for the end-user exception related to the clearing requirement for swaps but we will be required to adhere to new reporting requirements.

Interest Rates

At June 30, 2012, we had $2.6 billion of debt outstanding. Of this amount, $2.4 billion bears interest at fixed rates averaging 6.4%. Bank debt totaling $235.0 million bears interest at floating rates, which averaged 2.2% at June 30, 2012. The 30-day LIBOR rate on June 30, 2012 was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2012 would cost us approximately $2.4 million in additional annual interest expense.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivatives instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 79% of our December 31, 2011 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2011 to June 30, 2012.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program also includes collars, which establishes a minimum floor price and a predetermined ceiling price. We have also entered into call option derivative contracts under which we sold call options in exchange for a premium from the counterparty. At the time of settlement of these monthly call options, if the market price exceeds the fixed price of the call option, we will pay the counterparty such excess and if the market settle below the fixed price of the call option, no payment is due from either party. At June 30, 2012, our derivatives program includes swaps (both purchased and sold NGL swaps), collars, call and put options. As of June 30, 2012, we had open swap contracts covering 106.2 Bcf of natural gas at price averaging $3.64 per mcf, 3.2 million barrels of oil at prices averaging $95.61 per barrel, 3.6 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $97.85 per barrel and 2.9 million barrels of NGLs (the C3 component of NGLs) at prices averaging $36.73 per barrel. We had collars covering 228.5 Bcf of natural gas at weighted average floor and cap prices of $4.35 to $4.93 per mcf and 2.2 million barrels of oil at weighted average floor and cap prices of $85.46 to $96.64 per barrel. We also have sold call options covering 0.9 million barrels of oil at a weighted average price of $85.00 per barrel and purchased put options for 0.5 million barrels of oil at a weighted average price of $80.00. These contracts expire monthly through December 2014. The fair value, represented by the estimated amount that would be realized upon immediate liquidation as of June 30, 2012, approximated a net unrealized pre-tax gain of $343.3 million.

At June 30, 2012, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2012	Collars	279,641 Mmbtu/day	$ 4.76–$ 5.22	$93,278
2013	Collars	240,000 Mmbtu/day	$ 4.73–$ 5.20	$104,707
2014	Collars	245,000 Mmbtu/day	$ 3.74–$ 4.50	$9,081
2012	Swaps	245,000 Mmbtu/day	$ 3.75	$34,986
2013	Swaps	167,521 Mmbtu/day	$ 3.56	$(1,080)

Crude Oil
2012	Collars	2,000 bbls/day	$ 70.00–$ 80.00	$(2,925)
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00	$5,873
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00	$2,306
2012	Call options	4,700 bbls/day	$ 85.00	$(4,723)
2012	Put options	2,500 bbls/day	$ 80.00	$1,071
2013	Swaps	6,313 bbls/day	$ 96.49	$13,878
2014	Swaps	4,000 bbls/day	$ 94.56	$9,866

NGLs (Natural Gasoline)
2012	Sold Swaps	12,000 bbls/day	$ 96.28	$46,454
2013	Sold Swaps	8,000 bbls/day	$ 89.64	$36,746
2012	Purchased Swaps	5,500 bbls/day	$ 82.37	$(7,251)
2013	Purchased Swaps	1,500 bbls/day	$ 76.30	$311

NGLs (Propane)
2012	Swaps	6,000 bbls/day	$ 38.67	$3,313
2013	Swaps	5,000 bbls/day	$ 35.55	$(2,593)

We expect our NGL production to continue to increase. In our Marcellus Shale operations, propane is a large product component of our NGL production and we also believe NGL prices are somewhat seasonal. Therefore, the percentage of NGL prices to NYMEX WTI (or West Texas Intermediate) will vary due to product components, seasonality and geographic supply and demand.

As of June 30, 2012, the relationship between the price of oil and the price of natural gas is at an unprecedented spread. Normally, natural gas liquids production is a by-product of natural gas production. Due to the current differences in prices, we and other producers may choose to sell natural gas at below cost or otherwise dispose of natural gas to allow for the sale of only natural gas liquids.

Currently, because there is little demand, or facilities to supply the existing demand, for ethane in the Appalachian region, for our Appalachian production volumes, ethane remains in the natural gas stream. We currently have waivers from two transmission pipelines that allow us to leave ethane in the residue natural gas. We believe the limits are sufficient to cover our production through 2014. We have recently announced two ethane agreements where we have contracted to either sell or transport ethane from our Marcellus Shale area, both to begin operations in late 2013 and early 2014. We cannot assure you that these facilities will become available. If we are not able to sell ethane, we may be required to curtail production which will adversely affect our revenues.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. At times, we have entered into basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements in the past that effectively fix the basis adjustments. We currently have no financial basis swap agreements outstanding.

The following table shows the fair value of our collars, swaps, put and call options and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at June 30, 2012. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value Increase of		Hypothetical Change in Fair Value Decrease of
	Fair Value	10%	25%	10%	25%
Collars	$212,320	$(87,232)	$(218,224)	$87,670	$221,859
Call options	(4,722)	(5,254)	(15,248)	2,961	4,488
Swaps	134,629	(99,954)	(249,012)	100,341	251,055
Put options	1,071	(650)	(968)	1,629	6,228

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2012, our derivative counterparties include sixteen financial institutions, of which all but two are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior subordinated debt and variable rate bank debt. At June 30, 2012, we had $2.6 billion of debt outstanding. Of this amount, $2.4 billion bears interest at fixed rates averaging 6.4%. Bank debt totaling $235.0 million bears interest at floating rates, which was 2.2% on June 30, 2012. On June 30, 2012, the 30-day LIBOR rate was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2012, would cost us approximately $2.4 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

(a) EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004, as amended by the Certificate of Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 28, 2005) and the Certificate of Second Amendment to the Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 24, 2008)

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

4.1	Form of 5.0% Senior Subordinated Notes due 2022 (incorporated by Reference to Exhibit A to Exhibit 4.2 (File No. 001-12209) as filed with the SEC on March 9, 2012

4.2	Indenture dated March 9, 2012 by and among Range Resources Corporation, as issuer, the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.3	First Supplemental Indenture, dated March 9, 2012, among Range Resources Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee, including the form of 5% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

10.1	Second Amendment to the Fourth Amended and Restated Credit Agreement as of April 9, 2012 among Range (as borrower) and J.P. Morgan Chase Bank, N.A. and the institutions named (therein) as lenders, J.P. Morgan Chase as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q (File No. 001-12009) as filed with the SEC on April 25, 2012)

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2012

RANGE RESOURCES CORPORATION

By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date: July 24, 2012

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Principal Accounting Officer and Vice President Controller

II-1

Exhibit index

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004, as amended by the Certificate of Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 28, 2005) and the Certificate of Second Amendment to the Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 24, 2008)

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

4.1	Form of 5.0% Senior Subordinated Notes due 2022 (incorporated by Reference to Exhibit A to Exhibit 4.2 (File No. 001-12209) as filed with the SEC on March 9, 2012

4.2	Indenture dated March 9, 2012 by and among Range Resources Corporation, as issuer, the subsidiary guarantors named therein and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.3	First Supplemental Indenture, dated March 9, 2012, among Range Resources Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee, including the form of 5% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

10.1	Second Amendment to the Fourth Amended and Restated Credit Agreement as of April 9, 2012 among Range (as borrower) and J.P. Morgan Chase Bank, N.A. and the institutions named (therein) as lenders, J.P. Morgan Chase as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q (File No. 001-12009) as filed with the SEC on April 25, 2012)

31.1*	Certification by the President and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith

II-2