Form 10-Q/A
period 2012-06-30
RANGE RESOURCES CORP
filed 2012-07-26
CIK 315852

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on July 25, 2012, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

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

Dated: July 25, 2012

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