Form 10-K
period 2012-12-31
RANGE RESOURCES CORP
filed 2013-02-27
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was $9,760,273,000. This amount is based on the closing price of registrant’s common stock on the New York Stock Exchange on that date. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of February 22, 2013, there were 162,842,514 shares of Range Resources Corporation Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be furnished to stockholders in connection with its 2013 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III, Items 10-14 of this report.

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

i

RANGE RESOURCES CORPORATION

TABLE OF CONTENTS (Continued)

ii

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1. Business and Properties, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A. Quantitative Disclosures about Market Risk, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically contain words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “predict,” “target,” “project,” “could,” “should,” “would” or similar words, indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements in this Report may include, but are not limited to, levels of revenues, income from operations, net income or earnings per share; levels of capital and exploration expenditures; the success or timing of completion of ongoing or anticipated capital, exploration projects; volumes of production or sales of natural gas, natural gas liquids, and crude oil; levels of worldwide prices of crude oil; levels of domestic natural gas prices; levels of natural gas liquids, natural gas and crude oil reserves; the acquisition or divestiture of assets; the potential effect of judicial proceedings on our business and financial condition; and the anticipated effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions, should we choose to make any. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Item 1A. Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEMS	1 AND 2. BUSINESS AND PROPERTIES

General

We are a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company, engaged in the exploration, development and acquisition of natural gas and oil properties, mostly in the Appalachian and Southwestern regions of the United States. We were incorporated in Delaware in 1980 under the name Lomak Petroleum, Inc. In 1998, we changed our name to Range Resources Corporation. Our corporate offices are located at 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102 (telephone (817) 870-2601). Our common stock is listed and traded on the New York Stock Exchange under the symbol “RRC.” At December 31, 2012, we had 162.6 million shares outstanding.

Our 2012 average production from continuing operations consisted of the following:

•	total production of 752.6 Mmcfe per day, an increase of 45% from 2011;

•	79% natural gas;

•	NGLs production volume of 7.0 Mmbls increased 30% from 2011; and

•	crude oil production volume of 2.9 Mmbls increased 46% from 2011.

At year-end 2012, our proved reserves had the following characteristics (a):

•	6.5 Tcfe of proved reserves;

•	74% natural gas;

•	53% proved developed;

•	89% operated;

•	a reserve life index of 21 years (based on fourth quarter 2012 production);

•	a pre-tax present value of $4.0 billion of future net cash flows attributable to our reserves, discounted at 10% per annum (“PV-10”); and

•	a standardized after-tax measure of discounted future net cash flows of $3.2 billion.

(a)

PV-10 is considered a non-GAAP financial measure as defined by the SEC. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is discounted estimated future income tax of $736.1 million at December 31, 2012.

Available Information

Our internet website is available at http://www.rangeresources.com. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We make available, free of charge, on our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Other information such as Company presentations, our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee, the Dividend Committee, and the Governance and Nominating Committee, and the Code of Business Conduct and Ethics are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including the President and Chief Executive Officer and Senior Financial Officer.

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

Our Business Strategy

Our objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Our strategy to achieve our objective is to increase reserves and production through internally generated drilling projects coupled with occasional complementary acquisitions. Our strategy requires us to make significant investments and financial commitments in technical staff, acreage, seismic data and technology to build drilling inventory and market our products. Our core strategy has the following principal elements:

•	concentrate in core operating areas;

•	maintain multi-year drilling inventory;

•	focus on cost efficiency;

•	commit to environmental protection, health and safety and community stewardship;

•	maintain long-life reserve base;

•	maintain flexibility; and

•	provide employee equity ownership and incentive compensation.

Concentrate in Core Operating Areas. We currently operate in two regions: the Appalachian (which includes Pennsylvania, Virginia, and West Virginia) and Southwestern (which includes the Permian Basin of West Texas, the Texas Panhandle, the Nemaha Uplift in Northern Oklahoma and Kansas and the Anadarko Basin of Western Oklahoma). Concentrating our drilling and producing activities in these core areas allows us to develop the regional expertise needed to interpret specific geological and operating trends and develop economies of scale. Operating in a number of core areas allows us to create a portfolio to assist in our goal of consistent production and reserve growth at attractive returns.

Maintain Multi-Year Drilling Inventory. We focus on areas with multiple prospective, productive horizons and development opportunities. We use our technical expertise to build and maintain a multi-year drilling inventory. We believe that a large, multi-year inventory of drilling projects increases our ability to efficiently plan for the economic growth of production and reserves. Currently, we have over 9,000 proven and unproven drilling locations in inventory.

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

Commit to Environmental Protection, Health and Safety and Community Stewardship. We implement the latest technologies and best commercial practices to minimize potential impacts from the development of our nation’s natural resources on the environment, worker health and safety, and the health and safety of the communities where we operate. Working with peer companies, regulators, nongovernmental organizations, industries not related to the natural gas industry, and other engaged stakeholders, we consistently analyze and review performance while striving for continual improvement. In July 2010, we voluntarily elected to provide, on our website, the hydraulic fracturing additives for all wells operated by us and completed to the Marcellus Shale formation. We participate in FracFocus, a national publically accessible web-based registry to report, on a well-by-well basis, the additives and chemicals and amount of water used in the hydraulic fracturing process for each of the wells we operate.

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

Maintain Flexibility. Because of the risks involved in drilling, coupled with changing commodity prices, we are flexible and adjust our capital budget throughout the year. If certain areas generate higher than anticipated returns, we may accelerate development in those areas and decrease expenditures elsewhere. We also believe in maintaining a strong balance sheet, ample liquidity and using commodity derivatives to stabilize our realized prices. This allows us to be more opportunistic in lower price environments and provides more consistent financial results.

Provide Employee Equity Ownership and Incentive Compensation. We want our employees to think and act like stockholders. To achieve this, we reward and encourage them through equity ownership in Range. All full-time employees are eligible to receive equity grants. As of December 31, 2012, our employees owned equity securities in our benefit plans (vested and unvested) that had an aggregate market value of approximately $277 million.

Significant Accomplishments in 2012

•

Production growth – In 2012, our production averaged 752.6 Mmcfe per day, an increase of 45% from 2011. Including our Barnett Shale properties, which were sold in April 2011 and are presented as discontinued operations, our production in 2012 increased 36% from 2011. Targeted drilling in the Marcellus Shale play in Pennsylvania drove our production growth.

•

Reserve growth – Total proved reserves increased 29% in 2012 to 6.5 Tcfe, marking the eleventh consecutive year our proved reserves have increased. This achievement is the result of continued drilling success, as all of our production and reserve growth in 2012 came from our drilling program. While consistent growth is challenging to sustain, we believe the quality of our technical teams and our substantial inventory of drilling locations provide the basis for future reserve, production and cash flow growth.

•

Successful drilling program – In 2012, we drilled 298 gross wells. Production was replaced by 773% through drilling in 2012 and our overall drilling success rate was 100%. We continue to build our drilling inventory which is critical to our ability to drill a large number of wells each year on a cost effective and efficient basis.

•

Large resource potential from unconventional and conventional plays – Maintaining a large exposure to potential resources is important. We continued expansion of our unconventional resource shale plays in 2012. We have five large unconventional plays – the Marcellus, Utica and Upper Devonian shales in Pennsylvania, the Huron Shale in Virginia and the Cline Shale in West Texas. These plays cover expansive areas, provide multi-year drilling opportunities and, collectively, have sustainable lower risk growth profiles. The economics of these plays have been enhanced by continued advancements in drilling and completion technologies. We have expanded into the conventional horizontal Mississippian play in Northern Oklahoma and Kansas. We have now leased 1.9 million net acres in these five shale plays and approximately 160,000 in the Mississippian. We also have 150,000 net acres in our coal bed methane plays in Virginia.

•

Focus on financial flexibility – Debt per mcfe of proved reserves was $0.44 in 2012 compared to $0.39 in 2011. In 2012, we issued $600.0 million of senior subordinated fixed rate 5.00% notes having a 10-year maturity. The proceeds we received from the issuance of the 5.00% senior subordinated notes were used to reduce the outstanding balance on our bank credit facility and for general corporate purposes. The issuance helped to better align the maturity schedule of our debt with the long-term life of our assets and reduce interest rate volatility. In April 2012, we added three additional financial institutions to our bank credit facility and we increased our liquidity through an increase in the facility amount from $1.5 billion to $1.75 billion. In December 2012, we redeemed all $250.0 million aggregate principal amount of our 7.5% senior subordinated notes due 2017 with borrowings under our bank credit facility.

•

Successful land acquisitions completed – In 2012, we leased or renewed $188.8 million of acreage located in our core areas, primarily in the Marcellus Shale and the horizontal Mississippian conventional play in Oklahoma and Kansas. We continued to see outstanding results in the Marcellus Shale. Production in the Marcellus Shale increased 80% while we continue to prove up acreage, acquire additional acreage and gain access to additional pipeline and processing capacity.

•

Successful disposition completed – In November 2012, we sold our Ardmore Woodford properties in Southern Oklahoma for gross proceeds of $135.0 million. We also received $33.2 million of additional proceeds related to the sale of miscellaneous proved and unproved properties.

Industry Operating Environment

We operate entirely within the continental United States. As traditional basins in the U.S. have matured, exploration and production has shifted to unconventional “resource” plays, typically shale reservoirs that historically were not thought to be economically productive for natural gas and oil. These plays cover large areas, provide multi-year inventories of drilling opportunities and, with modern oil and gas technology, have sustainable lower risk and higher growth profiles. The economics of these plays have been enhanced by continued advancements in drilling and completion technologies. These advancements make these plays more resilient to lower commodity prices while increasing the domestic supply of natural gas and oil. Examples of such technological advancements include advanced 3-D seismic processing, hydraulic fracture stimulation using almost one hundred percent sand and water, advances in well logging and analysis, horizontal drilling and completion technologies and automated remote well monitoring and control devices.

The oil and natural gas industry is affected by many factors that we cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. For several years preceding the 2008 worldwide economic decline, the oil and gas industry was characterized by volatile but upward trending oil, NGLs and natural gas commodity prices. The combination of lower demand due to the economic slowdown and greater North American natural gas supply has resulted in significant declines in natural gas prices from mid-2008. Natural gas prices are generally determined by North American supply and demand. The New York Mercantile Exchange (“NYMEX”) monthly settlement prices for natural gas averaged $2.82 per mcf in 2012, with a high of $3.73 per mcf in December and a low of $2.03 per mcf in May. Natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of shale plays in the United States and continued slow growth in demand caused by a weakened economy and mild weather. The unseasonably warm winter of 2012 experienced in the northeastern United States significantly impacted demand for natural gas since it is a primary heating source. This decrease in demand is somewhat offset by an increase in the use of natural gas for power generation.

Significant factors that will impact 2013 crude oil prices include worldwide economic conditions, political and economic developments in the Middle East, demand in Asian and European markets, and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas. NYMEX monthly settlement prices for oil averaged $93.36 per barrel in 2012, with a high of $106.21 per barrel in March and a low of $82.41 per barrel in June.

NGLs prices are generally determined by North American supply and demand. We expect NGLs prices in 2013 to continue to be under pressure due to concerns over excess supply and mild weather.

Natural gas, NGLs and oil prices affect:

•	the amount of cash flow available to us for capital expenditures;

•	our ability to borrow and raise additional capital;

•	the quantity of natural gas, NGLs and oil that we can economically produce; and

•	revenues and profitability.

Natural gas prices are likely to affect us more than oil prices because approximately 74% of our proved reserves is natural gas. Any continued or extended decline in natural gas, NGLs and oil prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we currently, and may in the future, use derivative instruments to hedge future sales prices on our natural gas, NGLs and oil production. The use of derivative instruments has in the past and may in the future, prevent us from realizing the full benefit of upward price movements but also partially protects us from declining price movements.

Segment and Geographical Information

Our operations consist of one reportable segment. We have a single, company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. Our operations are limited to the United States and we focus on both unconventional resource plays and conventional plays in the Appalachian and Southwestern regions of the United States.

Outlook for 2013

Our capital expenditure budget for 2013 has been initially set at approximately $1.3 billion. As has been our historical practice, we will periodically review our capital expenditures throughout the year and adjust the budget based on commodity prices, drilling success and markets for our products. At December 31, 2012 approximately 68% of our expected 2013 natural gas, NGL and oil production is hedged. For a complete discussion of our hedging activities, a listing of open contracts at December 31, 2012 and the estimated fair value of these contracts as of that date, see Note 11 to our consolidated financial statements. Our estimated 2013 capital expenditure budget detail and by area is shown below:

2013 Capital Budget Detail	2013 Capital Budget by Area

Production, Price and Cost History

The following table sets forth information regarding natural gas, NGLs and oil production, realized prices and production costs for the last three years. For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010
Production
Natural gas (Mmcf)	216,555	145,206	106,148
Natural gas liquids (Mbbls)	6,967	5,352	3,600
Crude oil (Mbbls)	2,851	1,960	1,934
Total (Mmcfe) (a)	275,465	189,077	139,357
Average sales prices (wellhead)
Natural gas (per mcf)	$2.83	$4.21	$4.54
Natural gas liquids (per bbl)	38.05	50.23	39.75
Crude oil (per bbl)	83.46	86.22	69.18
Total (per mcfe) (a)	4.05	5.55	5.44
Average realized prices (including derivatives that qualify for hedge accounting):
Natural gas (per mcf)	$3.93	$5.06	$5.15
Natural gas liquids (per bbl)	38.05	50.23	39.75
Crude oil (per bbl)	82.77	86.22	69.19
Total (per mcfe) (a)	4.91	6.21	5.91
Average realized prices (including all derivative settlements and third party transportation costs)
Natural gas (per mcf)	$3.11	$4.43	$4.89
Natural gas liquids (per bbl)	41.03	50.82	39.75
Crude oil (per bbl)	83.64	81.34	69.19
Total (per mcfe) (a)	4.35	5.68	5.71
Production costs
Lease operating (per mcfe)	$0.39	$0.57	$0.66
Workovers (per mcfe)	0.02	0.02	0.02
Stock-based compensation (per mcfe)	0.01	0.01	0.01

Total (per mcfe)	$0.42	$0.60	$0.69

(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil, NGLs and natural gas prices.

Proved Reserves

The following table sets forth our estimated proved reserves for 2012, 2011 and 2010 based on the average of prices on the first day of each month of the given fiscal year, in accordance with the SEC rules that became effective on December 31, 2009. We have no natural gas, NGLs or oil reserves from non-traditional sources. Additionally, we do not provide optional disclosures of probable or possible reserves.

	Summary of Oil and Gas Reserves as of Fiscal Year-End Based on Average Fiscal-Year Prices
Reserve Category	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe)(a)%
2012:
Proved
Developed	2,373,604	154,984	25,667	3,457,502	53%
Undeveloped	2,419,072	85,415	19,415	3,048,068	47%

Total Proved	4,792,676	240,399	45,082	6,505,570	100%

2011:
Proved
Developed	1,907,209	64,472	17,872	2,401,274	48%
Undeveloped	2,102,467	78,043	13,660	2,652,687	52%

Total Proved	4,009,676	142,515	31,532	5,053,961	100%

2010:
Proved
Developed	1,762,766	53,071	17,050	2,183,488	49%
Undeveloped	1,803,760	69,651	6,189	2,258,802	51%

Total Proved	3,566,526	122,722	23,239	4,442,290	100%

a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the relative energy content of oil to natural gas, which is not indicative of the relationship of oil, NGLs and natural gas prices.

The following table sets forth summary information by area with respect to estimated proved reserves at December 31, 2012:

	Reserve Volumes					PV-10 (a)
	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe)%		Amount (In thousands)%
Appalachian Region	4,393,075	203,782	21,627	5,745,536	88%	$2,562,931	65%
Southwestern Region	399,601	36,617	23,455	760,034	12%	1,396,959	35%

Total	4,792,676	240,399	45,082	6,505,570	100%	$3,959,890	100%

(a)

PV-10 was prepared using the twelve-month average prices for 2012, discounted at 10% per annum. Year-end PV-10 is a non-GAAP financial measure as defined by the SEC. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is the discounted estimated future income tax of $736.1 million at December 31, 2012. Included in the $4.0 billion PV-10 is $3.6 billion (pre-tax) related to proved developed reserves.

Reserve Estimation

All reserve information in this report is based on estimates prepared by our petroleum engineering staff. We also have the following independent petroleum consultants conduct an audit of our year-end reserves: DeGolyer and MacNaughton (Southwestern) and Wright and Company, Inc. (Appalachian). These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. At December 31, 2012, these consultants collectively audited approximately 93% of our proved reserves. Copies of the summary reserve reports prepared by each of these independent petroleum consultants are included as an exhibit to this Annual Report on Form 10-K. The technical person at each independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to independent petroleum consultants for their reserve audit process. Throughout the year, our technical team meets periodically with representatives of each of our independent petroleum consultants to review properties and discuss methods and assumptions. Our senior management reviews and approves significant changes to our proved reserves. We provide historical information to our consultants for our largest producing properties such as ownership interest, natural gas, NGL and oil production, well test data, commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review identified reserve differences.

Historical variances between our reserve estimates and the aggregate estimates of our independent petroleum consultants have been less than 5%. All of our reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, who reports directly to our President and Chief Executive Officer. Our Senior Vice President of Reservoir Engineering and Economics holds a Bachelor of Science degree in Electrical Engineering from the Pennsylvania State University. Before joining Range, he held various technical and managerial positions with Amoco, Hunt Oil and Union Pacific Resources and has more than thirty years of engineering experience in the oil and gas industry. During the year, our reserves group may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operation conditions. We did not file any reports during the year ended December 31, 2012 with any federal authority or agency with respect to our estimate of natural gas and oil reserves.

Reserve Technologies

Proved reserves are those quantities of natural gas, natural gas liquids and oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of natural gas, NGLs and oil actually recovered will equal or exceed the estimate. To achieve reasonable certainty, our internal technical staff employs technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, empirical evidence through drilling results and well performance, well logs, geologic maps and available downhole and production data, seismic data, well test data and reservoir simulation modeling.

Reporting of Natural Gas Liquids

We produce natural gas liquids, or NGLs, as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2012, NGLs represented approximately 22% of our total proved reserves on an mcf equivalent basis. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels. Prices for a barrel of NGLs in 2012 averaged approximately 54% lower than the average prices for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs. In 2012, we added 307 Bcfe of incremental ethane reserves (51.2 Mmbbls), which are included in NGLs proved reserves, associated with initial ethane deliveries under certain contracts under which we begin to make deliveries in 2013.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2012, our PUDs totaled 19.4 Mmbbls of crude oil, 85.4 Mmbbls of NGLs and 2.4 Tcf of natural gas, for a total of 3.0 Tcfe. Costs incurred in 2012 relating to the development of PUDs were approximately $451.9 million in 2012. Approximately 88% of our PUDs at year-end 2012 were associated with our major development area in the Marcellus Shale. All PUD drilling locations are scheduled to be drilled prior to the end of 2017 with more than 59% of the future development costs to be spent in the next three years. Changes in PUDs that occurred during the year were due to:

•	conversion of approximately 413 Bcfe PUDs into proved developed reserves;

•	new PUDs added consisting of 927 Bcfe; and

•

119 Bcfe negative revision with reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon and a negative price revision partially offset by a favorable performance revision.

Proved Reserves (PV-10)

The following table sets forth the estimated future net cash flows, excluding open derivative contracts, from proved reserves, the present value of those net cash flows discounted at a rate of 10% (PV-10), and the expected benchmark prices and average field prices used in projecting net cash flows over the past five years. Our reserve estimates do not include any probable or possible reserves. Field prices, or wellhead prices reported below, are net of third party transportation, gathering and compression expense paid by Range (in millions, except prices):

	2012	2011	2010	2009	2008
Future net cash flows	$11,156	$15,610	$12,516	$6,721	$8,441
Present value
Before income tax	3,960	6,084	4,647	2,593	3,400
After income tax (Standardized Measure)	3,224	4,515	3,479	2,091	2,581
Benchmark prices (NYMEX)
Gas price (per mcf)	2.76	4.12	4.38	3.87	5.71
Oil price (per barrel)	95.05	95.61	79.81	60.85	44.60
Wellhead prices
Gas price (per mcf)	2.75	3.55	3.70	3.19	5.23
Oil price (per barrel)	86.91	85.59	72.51	54.65	42.76
NGLs price (per barrel)	32.23	49.24	39.14	34.05	25.00

Future net cash flows represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Prices for 2012, 2011, 2010 and 2009 were based on a twelve-month unweighted average of the first day of the month pricing, without escalation. Prices for 2008 were based on prices in effect at December 31, 2008 without escalation, in accordance with SEC rules in effect that year. Future cash flows are reduced by estimated production costs, administrative costs, costs to develop and produce the proved reserves and abandonment costs, all based on current year-end economic conditions. There can be no assurance that the proved reserves will be produced in the future or that prices and costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties.

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

The table below summarizes data for our operating regions for the year-ended December 31, 2012.

Region	Average Daily Production (Mcfe per day)	Production (Mmcfe)	Percentage of Production	Proved Reserves (Mmcfe)	Percentage of Proved Reserves
Appalachian	622,370	227,787	83%	5,745,536	88%
Southwestern	130,267	47,678	17%	760,034	12%

	752,637	275,465	100%	6,505,570	100%

The following table summarizes our costs incurred by operating region for 2012 (in thousands):

Region	Acreage Purchases	Development Costs	Exploration Costs	Gathering Facilities	Asset Retirement Obligations	Total
Appalachian	$164,350	$868,675	$338,232	$31,796	$53,894	$1,456,947
Southwestern	24,493	180,454	41,391	9,239	4,088	259,665

Total costs incurred	$188,843	$1,049,129	$379,623	$41,035	$57,982	$1,716,612

Approximately 77% of our proved reserves at December 31, 2012 are located in the Marcellus Shale in our Appalachia region. This play has a large portfolio of drilling opportunities. The following table below sets forth annual production volumes, average sales prices and production cost data for our Marcellus Shale field which, as of December 31, 2012, is our only field whose reserves are greater than 15% of our total proved reserves.

	2012	2011	2010
Marcellus Shale
Production:
Natural gas (Mmcf)	149,589	80,554	39,577
NGLs (Mbbls)	5,034	3,423	2,209
Crude oil (Mbbls)	1,564	695	496
Total Mmcfe (a)	189,178	105,264	55,802
Sales Prices: (b)
Natural gas (per mcf)	$1.86	$3.17	$3.56
NGLs (per bbl)	38.51	51.83	41.44
Crude oil (per bbl)	78.56	74.84	48.98
Total (per mcfe)	3.15	4.60	4.60
Production Costs:
Lease operating (per mcfe)	0.17	0.33	0.37
Production and ad valorem tax (per mcfe) (c)	0.26	—	—

(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil, NGLs and natural gas prices.

(b)	We do not record hedging or the results of hedging at the field level. Includes deductions for third party transportation, gathering and compression expense.
(c)	Includes Pennsylvania impact fee.

Appalachian Region

Our properties in this area are located in the Appalachian Basin in the northeastern United States, principally in Pennsylvania, West Virginia and Virginia. The reserves principally produce from the Marcellus Shale, the Pennsylvanian (coalbed formation), Berea, Big Lime, Huron Shale, Medina and Upper Devonian formations at depths ranging from 2,500 feet to 9,000 feet. We own 4,637 net producing wells, 88% of which we operate. Our average working interest in this region is 71%. We have approximately 1.6 million gross (1.4 million net) acres under lease, which includes 290,000 acres in which we also own a royalty interest.

Reserves at December 31, 2012 were 5.7 Tcfe, an increase of 1.5 Tcfe, or 34%, from 2011 with drilling additions and a favorable reserve revision for performance somewhat offset by production and an unfavorable pricing revision. Annual production increased 59% over 2011. During 2012, we spent $1.2 billion in this region to drill 179 (166.3 net) development wells and 68 (51.4 net) exploratory wells, all of which were productive. At December 31, 2012, the Appalachian region had an inventory of over 1,000 proven drilling locations and 600 proven recompletions. During the year, the Appalachian region drilled 141 proven locations, added 269 new proven drilling locations and deleted 835 proven drilling locations with reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon as required by the SEC’s reserve reporting requirements and lower prices. During the year, the region achieved a 100% drilling success rate.

Marcellus Shale

We began operations in the Marcellus Shale in Pennsylvania during 2004. The Marcellus Shale is a non-conventional reservoir, which produces natural gas, NGLs and oil. This has been our largest investment area over the last four years. We had 689 proven drilling locations at December 31, 2012. Our 2012 production from the Marcellus Shale was 80% greater than 2011. During 2012, we drilled 132.8 net development wells and 51.4 net exploratory wells in the Marcellus Shale, of which all wells were successful. In 2013, we plan to drill 123.5 net wells. During 2012, we had approximately eleven drilling rigs in the field and expect to run an average of seven rigs throughout 2013.

We have long-term agreements with third parties to provide gathering and processing services and infrastructure assets in the Marcellus Shale. In fourth quarter 2009, MarkWest Liberty Midstream, L.L.C. (“MarkWest Liberty”) completed a phase two expansion, pursuant to these agreements. This expansion included an additional 120 Mmcf per day of cryogenic natural gas processing, 20 additional miles of gathering and residue gas pipelines and 21,000 horsepower of additional compression. In May 2010, MarkWest Liberty brought an additional 200 Mmcf per day of additional processing capacity on line, increasing the total processing capacity contractually committed to us to 350 Mmcf per day. At the end of 2011, this processing capacity was increased to 415 Mmcf per day. MarkWest is also expanding its natural gas liquids infrastructure to include new de-ethanization capacity at two of its complexes which are expected to be operational by mid 2013. Liquid fractionation capacity to make purity products was installed and operational late in 2011.

In 2011, we executed an ethane sales contract for the liquids-rich gas in southwestern Pennsylvania whereby a third party will transport ethane from the tailgate of the third-party processing and fractionation facilities to the international border for further delivery into Canada. Initial deliveries are expected to commence in mid to late 2013. Also in 2011, we entered into an agreement to transport ethane to the Gulf Coast. Initial deliveries are expected to commence in early to mid 2014.

In 2012, we entered into a fifteen year agreement to transport ethane and propane from the tailgate of a third-party processing plant to a terminal and dock facility near Philadelphia. Initial deliveries are expected to commence by the end of 2014. In the meantime, during 2012, we began transporting propane by rail and truck to the terminal and dock facility near Philadelphia for sale to domestic and international customers. Also in 2012, we executed a fifteen year ethane sales agreement for delivery, from the aforementioned terminal near Philadelphia which is expected to begin in the first half of 2015. The sales agreement is contingent on FERC approval of the Mariner East pipeline project.

Since 2008, we have entered into various firm transportation agreements to provide gas gathering and transportation from southwestern and northeastern Pennsylvania which, at December 31, 2012 provide commitments for 1.3 Bcfe per day. Some of our agreements, which extend to 2028, are contingent on pipeline modifications and/or construction. To support our drilling efforts and to control costs, we have contracts with drilling contractors to use three drilling rigs through 2015, and agreements for hydraulic fracturing services, including related equipment, material and labor, through 2013 in Pennsylvania.

Southwestern Region

The Southwestern region includes drilling, production and field operations in the Permian Basin of West Texas, the Delaware Basin of New Mexico, as well as in the Texas Panhandle, Anadarko Basin of western Oklahoma, Nemaha Uplift of northern Oklahoma and Kansas, the East Texas Basin and Mississippi. In the Southwestern region, we own 1,536 net producing wells, 96% of which we operate. Our average working interest is 80%. We have approximately 811,000 gross (604,000 net) acres under lease.

Total proved reserves in the Southwestern region decreased 13.5 Bcfe, or 2%, at December 31, 2012, when compared to year-end 2011. Drilling additions (234.9 Bcfe) were offset by production, sales (149.2 Bcfe) and negative performance and pricing revisions. Annual production volumes increased 5% from 2011. During 2012, this region spent $221.8 million to drill 47.0 (36.0 net) development wells and 4 (3.1 net) exploratory wells, all of which were productive. During the year, the region achieved a 100% drilling success rate.

At December 31, 2012, the Southwestern region had a development inventory of 132 proven drilling locations and 362 proven recompletions. During the year, the Southwestern region drilled 8 proven locations, added 86 new proven drilling locations and deleted 81 proven drilling locations primarily due to lower prices. Development projects include recompletions and infill drilling. These activities also include increasing reserves and production through cost control, upgrading lifting equipment, improving gathering systems and surface facilities, and performing restimulations and refracturing operations.

Producing Wells

The following table sets forth information relating to productive wells at December 31, 2012. We also own royalty interests in an additional 3,507 wells in which we do not own a working interest. If we own both a royalty and a working interest in a well, such interests are included in the table below. Wells are classified as natural gas or crude oil according to their predominant production stream. We do not have a significant number of dual completions.

	Total Wells		Average Working
	Gross	Net	Interest
Natural gas	7,629	5,492	72%
Crude oil	787	681	87%

Total	8,416	6,173	73%

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

Drilling Activity

The following table summarizes drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells. As of December 31, 2012, we were in the process of drilling 65.0 gross (43.8 net) wells.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	226.0	202.3	262.0	236.5	353.0	253.4
Dry	—	—	—	—	3.0	3.0
Exploratory wells
Productive	72.0	54.5	38.0	28.2	8.0	6.4
Dry	—	—	1.0	1.0	3.0	3.0
Total wells
Productive	298.0	256.8	300.0	264.7	361.0	259.8
Dry	—	—	1.0	1.0	6.0	6.0

Total	298.0	256.8	301.0	265.7	367.0	265.8

Success ratio	100%	100%	99.7%	99.6%	98.4%	97.7%

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

The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2012. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Alabama	—	—	3,176	2,855	3,176	2,855
Illinois	—	—	13,332	7,312	13,332	7,312
Kansas	—	—	42,971	41,031	42,971	41,031
Louisiana	5,673	5,663	410	371	6,083	6,034
Mississippi	5,585	4,401	1,307	1,248	6,892	5,649
New Mexico	6,890	5,869	1,200	1,112	8,090	6,981
Ohio	40	40	—	—	40	40
New York	—	—	10,147	10,147	10,147	10,147
Oklahoma	174,251	112,997	140,713	111,968	314,964	224,965
Pennsylvania	487,136	452,662	610,196	591,008	1,097,332	1,043,670
Texas	206,638	150,856	208,425	158,510	415,063	309,366
Virginia	121,287	78,179	235,455	146,412	356,742	224,591
West Virginia	51,792	51,612	61,485	60,749	113,277	112,361

	1,059,292	862,279	1,328,817	1,132,723	2,388,109	1,995,002

Average working interest		81%		85%		84%

Undeveloped Acreage Expirations

The table below summarizes by year our undeveloped acreage scheduled to expire in the next five years.

	Acres		% of Total
As of December 31,	Gross	Net	Undeveloped
2013	193,573	176,690	22%
2014	273,191	236,031	29%
2015	112,314	105,681	13%
2016	70,711	63,323	8%
2017	47,713	46,409	6%

In most cases the drilling of a commercial well will hold acreage beyond the expiration date. We have leased acreage that is subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. However, we have in the past and expect in the future, to be able to extend the lease terms of some of these leases and exchange or sell some of these leases with other companies. The expirations included in the table above do not take into account the fact that we may be able to extend the lease terms. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed acreage to expire from time to time and expect to allow additional acreage to expire in the future.

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

Delivery Commitments

For a discussion of our delivery commitments see “Delivery Commitments” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of January 1, 2013, we had 841 full-time employees, 251 of whom were field personnel. All full-time employees are eligible to receive equity awards approved by the Compensation Committee of the Board of Directors. No employees are currently covered by a labor union or other collective bargaining arrangement. We believe that the relationship with our employees is excellent. We regularly use independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field services, on-site production services and certain accounting functions.

Competition

Intense competition exists in all sectors of the oil and gas industry and in particular, we encounter substantial competition in developing and acquiring natural gas and oil properties, securing and retaining personnel, conducting drilling and field operations and marketing production. Competitors in exploration, development, acquisitions and production include the major oil and gas companies as well as numerous independent oil and gas companies, individual proprietors and others. Although our sizable acreage position and core area concentration provide some competitive advantages, many competitors have financial and other resources substantially exceeding ours. Therefore, competitors may be able to pay more for desirable leases and evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources allow. Our ability to replace and expand our reserve base depends on our ability to attract and retain quality personnel and identify and acquire suitable producing properties and prospects for future drilling. For additional information, see “Item 1A. Risk Factors.”

Marketing and Customers

We market the majority of our natural gas, NGLs and oil production from the properties we operate for our interest, and that of the other working interest owners. We pay our royalty owners from the sales attributable to our working interest. Natural gas, NGLs and oil purchasers are selected on the basis of price, credit quality and service reliability. For a summary of purchasers of our natural gas, NGLs and oil production that accounted for 10% or more of consolidated revenue, see Note 16 to our consolidated financial statements. Because alternative purchasers of natural gas and oil are usually readily available, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations. Production from our properties is marketed using methods that are consistent with industry practice. Sales prices for natural gas, NGLs and oil production are negotiated based on factors normally considered in the industry, such as index or spot price, distance from the well to the pipeline, commodity quality and prevailing supply and demand conditions. Our natural gas production is sold to utilities, marketing and mid-stream companies and industrial users. Our NGLs production is typically sold to natural gas processors or users of NGLs. Our oil production is sold to crude oil processors, transporters and refining and marketing companies in the area. Market volatility due to fluctuating weather conditions, international political developments, overall energy supply and demand, economic growth rates and other factors in the United States and worldwide have had, and will continue to have, a significant effect on energy prices.

We enter into derivative transactions with unaffiliated third parties for a varying portion of our production to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in natural gas, NGLs and oil prices. For a more detailed discussion, see the information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We incur gathering and transportation expense to move our production from the wellhead and tanks to purchaser specified delivery points. These expenses vary based on volume, distance shipped and the fee charged by the third-party gatherers and transporters. In the Southwestern region, our production is transported primarily through purchaser owned or third-party trucks, field gathering systems and transmission pipelines. Transportation capacity on these gathering and transportation systems and pipelines is occasionally constrained. In Appalachia, we own some gas gathering and transportation pipelines, which transport a portion of our Appalachian production and third-party production to transmission lines, directly to end-users and interstate pipelines. Our remaining Appalachian production is transported on third-party pipelines on which, in most cases, we hold long-term contractual capacity. We attempt to balance sales, storage and transportation positions, which can include purchase of commodities from third parties for resale, to satisfy transportation commitments.

We have not experienced significant difficulty to date in finding a market for all of our production as it becomes available or in transporting our production to those markets; however, there is no assurance that we will always be able to transport and market all of our production or obtain favorable prices.

Because there is currently little demand, or existing facilities to create demand, for ethane in the Appalachian region, ethane remains in our Appalachian production natural gas stream. We have entered into three ethane agreements to sell or transport ethane from our Marcellus Shale area. Each of these agreements is contingent on pipeline modifications and/or construction with operations expected to begin in mid to late 2013 through early 2015. For additional information, see “Risk Factors – Our business depends on natural gas and oil transportation and processing facilities, most of which are owned by others and depends on our ability to contract with those parties,” in Item 1A of this report.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas and propane decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial end users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen the seasonality of demand.

Governmental Regulation

Enterprises that sell securities in public markets are subject to regulatory oversight by federal agencies such as the SEC and the NYSE, a private stock exchange which requires us to comply with listing requirements in order to keep our common stock listed there. This regulatory oversight imposes on us the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the listing rules and regulations of the SEC could subject us to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the de-listing of our common stock, which could have an adverse effect on the market price of our common stock. Compliance with some of these rules and regulations is costly, and regulations are subject to change or reinterpretation.

Exploration and development and the production and sale of oil and gas are subject to extensive federal, state and local regulations. An overview of these regulations is set forth below. We believe we are in substantial compliance with currently applicable laws and regulations and the continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Please see the discussion under the caption “The natural gas and oil industry is subject to extensive regulation,” in Item 1A of this report. We do not believe we are affected differently by these regulations than others in the industry.

General Overview. Our oil and gas operations are subject to various federal, state, tribal and local laws and regulations. Generally speaking, these regulations relate to matters that include, but are not limited to:

•	leases;

•	acquisition of seismic data;

•	location of wells, pads, roads, impoundments, facilities, right of ways;

•	size of drilling and spacing units or proration units;

•	number of wells that may be drilled in a unit;

•	unitization or pooling of oil and gas properties;

•	drilling and casing of wells;

•	issuance of permits in connection with exploration, drilling and production;

•	well production, maintenance, operations and security;

•	spill prevention plans;

•	emissions permitting or limitations;

•	protection of endangered species;

•	use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;

•	surface usage and the restoration of properties upon which wells have been drilled;

•	calculation and disbursement of royalty payments and production taxes;

•	plugging and abandoning of wells; and

•	transportation of production.

In August 2005, Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, the EPAct 2005 amends the Natural Gas Act (“NGA”), to make it unlawful for “any entity,” including otherwise non-jurisdictional producers such as Range, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit any such statement necessary to make the statements not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sale or gathering, but does apply to activities or otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to the FERC’s jurisdiction which includes the reporting requirements under Order Nos. 704 and 720, described below. It therefore reflects a significant expansion of the FERC’s enforcement authority. Range has not been affected differently than any other producer of natural gas by this act. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and gas industry are regularly considered by Congress, the states, the FERC, and the courts. We cannot predict when or whether any such proposals may become effective.

On December 26, 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtus of physical natural gas in the previous calendar year, including natural gas gatherers and marketers, are now required to report, on May 1 of each year beginning in 2009, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with the FERC’s policy statement on price reporting. On November 15, 2012, the FERC issued a Notice of Inquiry seeking comments on whether requiring all market participants engaged in sales of wholesale physical natural gas in interstate commerce to report quarterly to the Commission every natural gas transaction within the Commission’s NGA jurisdiction that entails physical delivery for the next day or for the next month will improve natural gas market transparency. We cannot predict when or whether any such proposals may become effective.

On November 20, 2008, the FERC issued a final rule on the daily scheduled flow and capacity posting requirements (“Order 720”), which was modified on January 21, 2010 (“Order 720-A”) and July 21, 2010 (“Order 720-B”). Under Orders 720, 720-A and 720-B, major non-interstate pipelines, defined as certain non-interstate pipelines delivering, on an annual basis, more than an average of 50 million MMBtus of gas over the previous three calendar years, are required to post daily certain information regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has a design capacity equal to or greater than 15,000 MMBtus per day.

Environmental and Occupational Health and Safety Matters

Our operations are subject to numerous stringent federal, state and local statutes and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection, some of which carry substantial administrative, civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, govern the sourcing and disposal of water used in the drilling and completion process, limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent or mitigate pollution from existing and former operations such as plugging abandoned wells or closing earthen impoundments and impose substantial liabilities for pollution resulting from operations or failure to comply with regulatory filings. These laws and regulations also may restrict the rate of production. Moreover, changes in environmental laws and regulations often occur, and any changes that result in more stringent and costly well construction, drilling, water management or completion activities or more restrictive waste handling storage, transport, disposal or cleanup requirements for any substances used or produced in our operations could materially adversely affect our operations and financial position, as well as those of the oil and gas industry in general.

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

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws, which impose requirements related to the handling and disposal of non-hazardous solid wastes and hazardous wastes. Drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy are currently regulated by the United States Environmental Protection Agency (“EPA”) and state agencies under RCRA’s less stringent non-hazardous solid waste provisions. It is possible that these solid wastes could in the future be re-classified as hazardous wastes, whether by amendment of RCRA or adoption of new laws, which could significantly increase our costs to manage and dispose of such wastes. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, may be regulated as hazardous wastes. Although the costs of managing wastes classified, as hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies in our industry.

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

The Federal Water Pollution Control Act, as amended, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. We regularly review our natural gas and oil properties to determine the need for new or updated SPCC plans and, where necessary, we will be developing or upgrading such plans, the costs of which are not expected to be substantial.

The Oil Pollution Act of 1990, as amended, “OPA”, contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from an oil spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe we have been in substantial compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

The Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or use specific equipment or technologies to control emissions. We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals for emissions of pollutants. For example, on August 16, 2012, the EPA published final rules under the Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare after October 15, 2012. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, effective October 15, 2012 and from pneumatic controllers and storage vessels, effective October 15, 2013. Our flow back operations in many of our divisions already meet these requirements by capturing and/or flaring gas emissions and, in many of our divisions, we have also been utilizing vapor recovery units or enclosed burner units on storage vessels which reduce emissions below published levels. We do not believe continuing to implement such requirements will have a material adverse effect on our operations.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted regulations under the existing Clean Air Act establishing Title V and Prevention of Significant Deterioration (“PSD”) permitting requirements for large sources of GHG’s that are potential major sources of GHG emissions. We could become subject to these Title V and PSD permitting requirements and be required to install “best available control technology” to limit emissions of GHG’s from any new or significantly modified facilities that we may seek to construct in the future if such facilities emitted volumes of GHGs in excess of threshold permitting levels. The EPA has also adopted rules requiring the reporting of GHG emissions from specified emission sources in the United States on an annual basis, including certain oil and natural gas production facilities, which include certain of our facilities. We are monitoring GHG emissions from our operations and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Moreover, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce the demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic fracturing, which has been used by the industry for over 60 years, is an important and common practice used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely apply hydraulic fracturing techniques as part of our operations. This process is typically regulated by state oil and natural gas commissions but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuels under the federal Safe Drinking Water Act and published a draft permitting guidance in May 2012 addressing the performance of such activities. Also, in November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue an Advance Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. Moreover, from time to time, Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition to any actions by Congress, certain states in which we operate, including Pennsylvania and Texas, have adopted, and other states are considering adopting, regulations imposing or that could impose new or more stringent permitting, public disclosure, or well-construction requirements on hydraulic fracturing operations. Local government also may seek to adopt ordinances within their jurisdiction regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional, more significant, costs to comply with such requirements and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

In addition, certain government reviews have been conducted or are underway that focuses on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities that it plans to propose as standards by 2014 and the U.S. Department of Energy and U.S. Department of the Interior have evaluated or are evaluating various other aspects of hydraulic fracturing. These studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Act or other regulatory mechanisms.

We believe that our hydraulic fracturing activities follow applicable industry practices and legal requirements for groundwater protection and that our fracturing operations have not resulted in material environmental liabilities. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our existing insurance policies would cover third-party bodily injury and property damage caused by hydraulic fracturing including sudden and accidental pollution coverage.

The federal Endangered Species Act, as amended, restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in an area where we wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas. For example, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination over the next six years on the listing of more than 250 species as endangered or threatened under the Endangered Species Act prior to the completion of the agency’s 2017 fiscal year. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

The Migratory Bird Treaty Act implements various treaties and conventions between the United States and certain other nations for the protection of migratory birds. In accordance with this law, the taking, killing or possessing of migratory birds covered under this act is unlawful without a permit. If there is the potential to adversely affect migratory birds as a result of our operations, we may be required to obtain necessary permits to conduct those operations, which may result in specified operating restrictions on a temporary, seasonal, or permanent basis in affected areas and an adverse impact on our ability to develop and produce our reserves.

In summary, we believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2012, nor do we anticipate that such expenditures will be material in 2013. However, we regularly have expenditures to comply with environmental laws and those costs continue to increase as our operations expand.

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

Risks Related to Our Business

Volatility of natural gas, NGLs and oil prices significantly affects our cash flow and capital resources and could hamper our ability to produce natural gas, NGLs and oil economically

Natural gas, NGLs and oil prices are volatile, and a decline in prices adversely affects our profitability and financial condition. The oil and gas industry is typically cyclical, and prices for natural gas, NGLs and oil have been volatile. Over the past four years, the average NYMEX monthly settlement price of natural gas has been as high as $5.81 per mcf and as low as $2.04 mcf. During that same time frame, the average NYMEX monthly oil settlement price was as high as $108.15 per barrel and as low as $38.74 per barrel. As of the end of January 2013, natural gas was at $3.23 per mcf and oil was at $96.24 per barrel. Natural gas prices are likely to affect us more than oil prices because approximately 74% of our December 31, 2012 proved reserves are natural gas. Recently, natural gas prices have approached historical lows. Historically, the industry has experienced downturns characterized by oversupply and/or weak demand. Long-term supply and demand for natural gas, NGLs and oil is uncertain and subject to a myriad of factors such as:

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

Lower natural gas, NGLs and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas, NGLs and oil that we can economically produce. A reduction in production could result in a shortfall in expected cash flows and require a reduction in capital spending or require additional borrowing. Without the ability to fund capital expenditures, we would be unable to replace reserves which would negatively affect our future rate of growth.

Producing natural gas, NGLs and oil may involve unprofitable efforts. As of December 31, 2012, the relationship between the price of oil and the price of natural gas continues to be at an unprecedented spread. Normally, natural gas liquids production is a by-product of natural gas production. Due to the current differences in prices, we and other producers may choose to sell natural gas at below cost, or otherwise dispose of natural gas to allow for the sale of only NGLs.

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

Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of natural gas and oil that cannot be directly measured. As a result, different petroleum engineers, each using industry-accepted geologic and engineering practices and scientific methods, may calculate different estimates of reserves and future net cash flows based on the same available data. Because of the subjective nature of natural gas, NGLs and oil reserve estimates, each of the following items may differ materially from the amounts or other factors estimated:

•	the amount and timing of natural gas, NGLs and oil production;

•	the revenues and costs associated with that production; and

•	the amount and timing of future development expenditures.

The discounted future net cash flows from our proved reserves included in this report should not be considered as the market value of the reserves attributable to our properties. As required by generally accepted accounting principles, the estimated discounted future net revenues from our proved reserves are based on a twelve month average price (first day of the month) while cost estimates are based on current year-end economic conditions. Actual future prices and costs may be materially higher or lower. In addition, the ten percent discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under generally accepted accounting principles is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and gas industry in general.

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

Significant capital expenditures are required to replace our reserves

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flow from operations, our bank credit facility and debt and equity issuances. We have also engaged in asset monetization transactions. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of natural gas, NGLs and oil and our success in developing and producing new reserves. If our access to capital were limited due to various factors, which could include a decrease in revenues due to lower natural gas, NGLs and oil prices or decreased production or deterioration of the credit and capital markets, we would have a reduced ability to replace our reserves. We may not be able to incur additional bank debt, issue debt or equity, engage in asset monetization or access other methods of financing on an economic basis to meet our reserve replacement requirements.

The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lenders, at their discretion, taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. Declines in natural gas, NGLs and oil prices adversely impact the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base. If commodity prices (particularly natural gas prices) continue to decline, it will have similar adverse effects on our reserves and borrowing base.

Our future success depends on our ability to replace reserves that we produce

Because the rate of production from natural gas and oil properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional natural gas, NGLs and oil reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as reserves are produced. Future natural gas, NGLs and oil production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

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

New technologies may cause our current exploration and drilling methods to become obsolete

There have been rapid and significant advancements in technology in the natural gas and oil industry, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial increase in cost. Further, competitors’ may obtain patents which might prevent us from implementing new technologies. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. One or more of the technologies that we currently use or that we may implement in the future may become obsolete. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

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

We are subject to financing and interest rate exposure risks

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in our credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, at December 31, 2012, approximately 74% of our debt is at fixed interest rates with the remaining 26% subject to variable interest rates.

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

A worldwide financial downturn, such as the 2008 – 2009 financial crisis, or negative credit market conditions may have lasting effects on our liquidity, business and financial condition that we cannot predict

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by an inability to obtain capital in the long-term or short-term debt capital markets or equity capital markets or an inability to access bank financing. A prolonged credit crisis, including the current sovereign debt crisis in Europe and related turmoil in the global financial system, could materially affect our liquidity, business and financial condition. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and may continue to do so, with the related negative impact on global economic activity and the financial markets. Negative credit market conditions could materially affect our liquidity and may inhibit our lenders from fully funding our bank credit facility or cause them to make the terms of our bank credit facility costlier and more restrictive. We are subject to semiannual reviews, as well as unscheduled reviews, of our borrowing base under our bank credit facility, and we do not know the results of future redeterminations or the effect of then-current oil and natural gas prices on that process. The economic situation could also adversely affect the collectability of our trade receivables or performance by our suppliers and cause our commodity derivative arrangements to be ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, negative economic conditions could lead to reduced demand for natural gas, NGLs and oil or lower prices for natural gas and oil, which could have a negative impact on our revenues.

Derivative transactions may limit our potential gains and involve other risks

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

In addition, derivative transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	the counterparties to our futures contracts fail to perform on their contract obligations; or

•	an event materially impacts natural gas, NGLs or oil prices or the relationship between the hedged price index and the natural gas or oil sales price.

We cannot assure you that any derivative transaction we may enter into will adequately protect us from declines in the prices of natural gas, NGLs or oil. On the other hand, where we choose not to engage in derivative transactions in the future, we may be more adversely affected by changes in natural gas, NGLs or oil prices than our competitors who engage in derivative transactions. Lower natural gas and oil prices may also negatively impact our ability to enter into derivative contracts at favorable prices.

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

The demand for field services and their ability to meet that demand may limit our ability to drill and produce our natural gas and oil properties

In a rising price environment, such as those experienced in 2007 and early 2008, well service providers and related equipment and personnel were in short supply. This caused escalating prices, the possibility of poor services coupled with potential damage to downhole reservoirs and personnel injuries. Such pressures increased the actual cost of services, extended the time to secure such services and added costs for damages due to accidents sustained from the over use of equipment and inexperienced personnel. In some cases, we may operate in areas where services and infrastructure are limited, or do not exist or in urban areas which are more restrictive. If prices were to escalate to these levels, demand for well service providers and related equipment and personnel could be greater than the supply resulting in escalating prices which could have a negative impact on our financial condition and results of operations.

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

Our operations are subject to numerous and increasingly strict federal, state and local laws, regulations and enforcement policies relating to the environment. We may incur significant costs and liabilities in complying with existing or future environmental laws, regulations and enforcement policies and may incur costs arising out of property or natural resource damage or injuries to employees and other persons. These costs may result from our current and former operations and even may be caused by previous owners of property we own or lease or relate to third party sites where we have taken materials for recycling or disposal. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as corrective actions orders. Matters subject to regulation include:

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

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs, natural resource damages and other environmental damages. We also could be required to install expensive pollution control measures or limit or cease activities on lands located within wilderness, wetlands or other environmentally or politically sensitive areas. If we incur these costs or damages it may reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

Climate change is receiving increasing attention from scientists, legislators and governmental agencies. There is an ongoing debate as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases (“GHGs”), including carbon dioxide and methane, which has led to significant legislative and regulatory efforts to limit GHG emissions.

There are a number of legislative and regulatory initiatives to address GHG emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations to control or restrict emissions, taxes or other charges to deter emissions of GHGs, energy efficiency requirements to reduce demand, or other regulatory actions. These actions could:

•	result in increased costs associated with our operations;

•	increase other costs to our business;

•	affect the demand for natural gas; and

•	impact the prices we charge our customers.

Adoption of federal or state requirements mandating a reduction in GHG emissions could have far-reaching and significant impacts on the energy industry and the U.S. economy. We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows. For more information regarding the environmental regulation of our business, see “Environment and Occupational Health and Safety Matters” in Items 1 and 2 of this report.

Our business is subject to operating hazards that could result in substantial losses or liabilities that may not be fully covered under our insurance policies

Natural gas, NGLs and oil operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gases and other environmental hazards and risks. If any of these hazards occur, we could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	cleanup responsibilities;

•	regulatory investigations and penalties; or

•	suspension of operations.

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

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts, or Congress.

While our natural gas gathering operations are generally exempt from the FERC regulation under the NGA, our gas gathering operations may be subject to certain FERC reporting and posting requirements in a given year. The FERC has issued a final rule requiring certain participants in the natural gas market, including certain gathering facilities and natural gas marketers that engage in a minimum level of natural gas sales or purchases, to submit annual reports to the FERC on the aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to, the formation of price indices. In addition, the FERC has issued a final rule requiring major non-interstate pipelines, defined as certain non-interstate pipelines delivering more than an average of 50 million MMBtu of gas over the previous three calendar years, to post daily, certain information regarding the pipeline’s capacity and scheduled flows for each receipt and delivery point that has design capacity equal to or greater than 15,000 MMBtu per day.

Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, gas quality, ratemaking, capacity release and market center promotion, may indirectly affect the intrastate natural gas market. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that the FERC will continue this approach as it considers matters such as pipelines rates and rules and policies that may affect rights of access to transportation capacity. For more information regarding the regulation of our operations, please see “Government Regulation” in Items 1 and 2 of this report.

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines

Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated as a natural gas company by the FERC under the NGA, the FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdiction facilities to the FERC annual reporting and daily scheduled flow and capacity posting requirements. We also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Failure to comply with those regulations in the future could subject Range to civil penalty liability. For more information regarding regulation of our operations, please see “Government Regulation” in Items 1 and 2 of this report.

Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated, and additional state taxes on natural gas extraction may be imposed, as a result of future legislation

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain U.S. federal income tax benefits currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. As of December 31, 2012, we had a tax basis of $2.0 billion related to prior years capitalized intangible drilling costs, which will be amortized over the next five years.

The passage of this legislation or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available with respect to natural gas and oil exploration and development, and any such change could negatively affect our financial condition and results of operations.

In February 2012, the state legislature of Pennsylvania passed a new natural gas impact fee in Pennsylvania, where the majority of our acreage in the Marcellus Shale is located. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. The fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average NYMEX natural gas prices from the last day of each month. The passage of this legislation increases the financial burden on our operations in the Marcellus Shale.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect our production

Hydraulic fracturing involves the injection of water, sand and small amounts of additives under pressure into rock formations to stimulate hydrocarbon (natural gas and oil) production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs, especially shale formations such as the Marcellus Shale. The process is typically regulated by state oil and gas commissions. However, the EPA, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and published a draft of permitting guidance in May 2012 addressing the performance of such activities. There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices and the EPA has commenced a study of potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. In addition, the EPA announced that it is launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. Also, the U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods and in August 2011, issued a report on immediate and longer term actions that may be taken to reduce environmental a safety risks of shale gas development while the U.S. Department of the Interior has proposed disclosure, well testing and monitoring requirements for hydraulic fracturing on federal lands. At the same time, legislation has been introduced before Congress from time to time to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process but none of this legislation was adopted. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Texas, Pennsylvania, Colorado, West Virginia and Wyoming have each adopted a variety of well construction, set back, or disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements and also to possible permitting delays and potential increases in costs that could have an adverse effect on our level of production.

Our business depends on natural gas and oil transportation and NGLs processing facilities, most of which are owned by others and depends on our ability to contract with those parties

Our ability to sell our natural gas, NGLs and oil production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties and our ability to contract with those third parties. The lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. In some cases, we do not purchase firm transportation on third party facilities and therefore, our production transportation can be interrupted by those having firm arrangements. We have entered into long-term agreements with third parties to provide natural gas gathering and processing services in the Marcellus Shale. However, in some cases, the capacity of gathering systems and transportation pipelines may be insufficient to accommodate potential production from existing and new wells. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport natural gas, NGLs and oil. If any of these third party pipelines and other facilities become partially or fully unavailable to transport or process our product, or if the natural gas quality specifications for a natural gas pipeline or facility changes so as to restrict our ability to transport natural gas on those pipelines or facilities, our revenues could be adversely affected.

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

Currently, there is little demand, or facilities to supply the existing demand, for ethane in the Appalachian region so, for our Appalachian production volumes, ethane remains in the natural gas stream. We currently have waivers from two transmission pipelines that allow us to leave ethane in the residue natural gas. We believe the limits are sufficient to cover our production through 2014. We have announced three ethane agreements where we have contracted to either sell or transport ethane from our Marcellus Shale area, expected to begin operations in mid to late 2013, early 2014 and early 2015. We cannot assure you that these facilities will become available. If we are not able to sell ethane in 2014, we may be required to curtail production which will adversely affect our revenues.

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

We may be unable to dispose of nonstrategic assets on attractive terms, and may be required to retain liabilities for certain matters

We regularly review our property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect the ability us to dispose of nonstrategic assets or complete announced dispositions, including the availability of purchasers willing to purchase the nonstrategic assets at prices acceptable to us. Sellers typically retain certain liabilities buyers for certain matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a sale, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.

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

We have limited control over the activities on properties we do not operate

Other companies operate some of the properties in which we have an interest. We operate approximately 89% of our wells, as of December 31, 2012. We have limited ability to influence or control the operation or future development of non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisitions activities and lead to unexpected future costs.

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

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions

As a natural gas and oil producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

Risks Related to Our Common Stock

Common stockholders will be diluted if additional shares are issued

In 2004, 2005, 2006 and 2007, we sold 48.3 million shares of common stock to finance acquisitions. In 2008, we sold 4.4 million shares of common stock with the proceeds used to pay down a portion of the outstanding balance of our bank credit facility. In 2009 and 2010, we issued 1.1 million shares of common stock to purchase acreage in the Marcellus Shale. Our ability to repurchase securities for cash is limited by our bank credit facility and our senior subordinated note agreements. We also issue restricted stock and stock appreciation rights to our employees and directors as part of their compensation. In addition, we may issue additional shares of common stock, additional subordinated notes or other securities or debt convertible into common stock, to extend maturities or fund capital expenditures, including acquisitions. If we issue additional shares of our common stock in the future, it may have a dilutive effect on our current outstanding stockholders.

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

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid

The price of our common stock fluctuates significantly, which may result in losses for investors. The market price of our common stock has been volatile. From January 1, 2010 to December 31, 2012, the price of our common stock reported by the New York Stock Exchange ranged from a low of $32.25 per share to a high of $77.24 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	changes in natural gas, NGLs and oil prices;

•	variations in quarterly drilling, recompletions, acquisitions and operating results;

•	changes in governmental regulation and/or taxation;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of comparable companies;

•	additions or departures of key personnel; or

•	future sales of our stock and changes in our capital structure.

We may fail to meet expectations of our stockholders or of securities analysts at some time in the future and our stock price could decline as a result.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

James A. Drummond and Chris Parrish v. Range Resources-Midcontinent, LLC et al.; pending in the District Court of Grady County, State of Oklahoma; Case No. CJ-2010-510

Two individuals, one a current royalty owner, filed suit against Range Resources Corporation and two of our subsidiaries, including the proper defendant Range Resources-Midcontinent, LLC, in the District Court of Grady County, Oklahoma. This suit is similar to a number of cases filed in Oklahoma asserting claims that royalty owners are entitled to payment of royalties on several different categories of alleged “deductions” applied by third parties who transport and process natural gas production. The alleged deductions include fuel used by the third party in the transportation and processing of gas; condensate removed by the third party after the point of sale, the contractually agreed natural gas liquids recovery percentages, the percentage of proceeds contracts’ contractually agreed pricing percentages and other similar alleged “deductions.” In addition to the claims made with respect to the alleged categories of deductions, the Plaintiffs in this litigation have alleged fraud and the existence of a fiduciary duty to the royalty owners to attempt to support an argument that no statute of limitations applies, and the Plaintiffs also claim that interest accrues on the alleged damages at 12% compounded annually. Thus while we cannot reasonably estimate our potential exposure at this time, the damages claimed by the Plaintiffs have been estimated by the Plaintiffs’ counsel to be in excess of $140 million. We believe Oklahoma is a “first marketable product” rule state and the current case law in Oklahoma (principally Mittelstaedt v. Santa Fe) allows operators to deduct value enhancing costs for treating, compression, and other post-production expenses incurred to increase the value of a marketable product; however, whether and when gas is a marketable product and the extent to which the deductions are permitted may be fact questions under Oklahoma law. Further, we do not typically transport and process the gas production from wells we operate in Oklahoma but instead sell the gas production to unaffiliated third parties which, in many cases, do transport and process the gas. Range maintains that the alleged “deductions” made the subject of the Plaintiffs’ claims are not deductions at all but the negotiated terms of the contracts with the third parties who buy, transport and process the gas under terms that allow Range and its royalty owners to share in the enhanced downstream value that establishes the purchase price for the production sold by us , and on which we have paid royalty. Range further believes that its production is marketable under Oklahoma law when sold to such unaffiliated third parties. The terms with respect to payment of royalties vary based on the terms of the various oil and gas leases owned by Range for its Oklahoma wells and wells it has owned and operated in Oklahoma in the past, and our subsidiary believes that it has substantially complied with its royalty payment obligations under its leases and we therefore intends to vigorously defend this litigation. On February 19, 2013, the District Court entered an order certifying a class of royalty owners as requested by the Plaintiffs and we intend to appeal the class certification order.

We are the subject of, or party to, a number of other pending or threatened legal actions and claims arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations. We will continue to evaluate our litigation on a quarter-by-quarter basis and will establish and adjust any litigation reserves as appropriate to reflect our assessment of the then current status of litigation.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RRC.” During 2012, trading volume averaged 2.1 million shares per day. The following table shows the quarterly high and low sale prices and cash dividends declared as reported on the NYSE composite tape for the past two years.

	High	Low	Cash Dividends Declared
2011
First quarter	$59.23	$44.20	$0.04
Second quarter	59.64	50.55	0.04
Third quarter	77.24	51.56	0.04
Fourth quarter	74.93	52.21	0.04

2012
First quarter	$68.50	$52.34	$0.04
Second quarter	69.18	53.09	0.04
Third quarter	72.48	56.50	0.04
Fourth quarter	73.94	61.03	0.04

Between January 1, 2013 and February 22, 2013, the common stock traded at prices between $62.05 and $72.49 per share. Our senior subordinated notes are not listed on an exchange, but trade over-the-counter.

Holders of Record

On February 22, 2013, there were approximately 1,283 holders of record of our common stock.

Dividends

The payment of dividends is subject to declaration by the Board of Directors and depends on earnings, capital expenditures and various other factors. The Board of Directors declared quarterly dividends of $0.04 per common share for each of the four quarters of 2012, 2011 and 2010. The bank credit facility and our senior subordinated notes allow for the payment of common and preferred dividends, with certain limitations. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of our board and will depend upon our level of earnings and capital expenditures and other matters that the board deems relevant. Dividends on Range common stock are limited to our legally available funds. For more information, see Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stockholder Return Performance Presentation*

The following graph is included in accordance with the SEC’s executive compensation disclosure rules. This historic stock price performance is not necessarily indicative of future stock performance. The graph compares the change in the cumulative total return of Range’s common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for the five years ended December 31, 2012. The graph assumes that $100 was invested in the Company’s common stock and each index on December 31, 2006, and that dividends were reinvested.

	2007	2008	2009	2010	2011	2012
Range Resources Corporation	$100	$67	$98	$89	$122	$124
S&P 500 Index	100	63	80	92	94	109
DJ U.S. Expl. & Prod. Index	100	60	84	98	94	100

*	The performance graph and the information contained in this section is not “soliciting material,” is being “furnished” not “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6.	SELECTED FINANCIAL AND RESERVE DATA

The following table shows selected financial information for the five years ended December 31, 2012. Significant producing property acquisitions and dispositions may affect the comparability of year-to-year financial and operating data. In the first half of 2011, we sold our Barnett Shale properties for proceeds of $889.3 million, including certain derivative contracts assumed by the buyer and these operations are reflected as discontinued operations. In the first half of 2010, we sold our Ohio properties for proceeds of $323.0 million. This information should be read in conjunction with Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:
Natural gas, NGLs and oil sales	$1,351,694	$1,173,266	$823,290	$751,749	$994,769
Total revenues and other income	1,457,704	1,230,642	961,397	831,095	1,108,038
Total costs and expenses	1,432,648	1,152,379	821,789	746,322	597,765
Income from continuing operations	13,002	42,706	88,698	38,980	329,093
Discontinued operations (net of tax)	—	15,320	(327,954)	(92,850)	21,947
Net income (loss)	13,002	58,026	(239,256)	(53,870)	351,040
Income from continuing operations per share:
-Basic	$0.08	$0.26	$0.56	$0.25	$2.18
-Diluted	0.08	0.26	0.55	0.24	2.11
Net income (loss)
-Basic	0.08	0.36	(1.53)	(0.35)	2.32
-Diluted	0.08	0.36	(1.52)	(0.34)	2.25

Costs per mcfe: (a)
Direct operating expense	$0.42	$0.60	$0.69	$0.85	$1.06
Production and ad valorem tax expense	0.24	0.15	0.19	0.22	0.46
General and administrative expense	0.63	0.80	1.01	1.00	0.87
Interest expense	0.61	0.66	0.65	0.65	0.60
Depletion, depreciation and amortization expense	1.62	1.80	1.98	2.32	1.98

	$3.52	$4.01	$4.52	$5.04	$4.97

Average Daily Production:
Natural gas (mcf)	591,679	397,825	290,815	248,138	224,477
NGLs (bbls)	19,036	14,664	9,864	4,343	2,820
Oil (bbls)	7,790	5,369	5,300	6,912	8,322
Total mcfe (b)	752,637	518,019	381,800	315,668	291,326

Balance Sheets Data:
Current assets (c)	$327,614	$315,263	$1,113,570	$182,810	$406,557
Current liabilities (d)	455,143	511,932	443,690	321,634	355,760
Natural gas and oil properties, net	6,096,184	5,157,566	4,084,013	3,551,635	3,466,028
Total assets	6,728,735	5,845,470	5,511,714	5,403,411	5,554,125
Bank debt	739,000	187,000	274,000	324,000	693,000
Subordinated notes	2,139,185	1,787,967	1,686,536	1,383,833	1,097,562
Stockholders’ equity (e)	2,357,392	2,392,420	2,223,761	2,378,589	2,451,342
Weighted average diluted shares outstanding	160,307	159,441	158,428	158,778	155,943
Cash dividends declared per common share	0.16	0.16	0.16	0.16	0.16

Statements of Cash Flows Data:
Net cash provided from operating activities	$647,099	$631,637	$513,322	$591,675	$824,767
Net cash used in investing activities	(1,528,558)	(547,981)	(798,858)	(473,807)	(1,731,777)
Net cash provided from (used in) financing activities	881,619	(86,412)	287,617	(117,854)	903,745

Proved Reserves Data (f) (at end of period):
Natural gas (Bcf)	4,793	4,010	3,567	2,615	2,214
NGLs (Mmbbls)	240	142	123	52	24
Oil (Mmbbls)	45	31	23	34	49
Total proved reserves (Bcfe)	6,506	5,054	4,442	3,129	2,654

(a)	These are costs we believe fluctuate on a unit-of-production, or per mcfe basis.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs and natural gas prices.

(c)

2010 includes $877.6 million assets of discontinued operations compared to $43.5 million in 2009. 2009 includes $8.1 million deferred tax assets. 2012 includes $137.6 million of unrealized derivative assets compared to $173.9 million in 2011, $123.3 million in 2010, $21.5 million in 2009 and $221.4 million in 2008.

(d)

2010 includes $352,000 of unrealized derivative liabilities compared to $14.5 million in 2009 and $10,000 in 2008. 2012 includes a $37.9 million deferred tax liability compared to $56.6 million in 2011, $11.8 million in 2010 and $33.0 million in 2008.

(e)	Stockholders’ equity includes other comprehensive income (loss) of $83.9 million in 2012 compared to $156.6 million in 2011, $67.5 million in 2010, $6.4 million in 2009 and $77.5 million in 2008.
(f)	Effective December 31, 2009, we adopted revised authoritative accounting and disclosure requirements for natural gas and oil reserves. As a result, 2008 is not on a comparable basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “project,” “target,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions for the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information under Items 1 and 2. Business and Properties, Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements Data in this report. Unless otherwise indicated, the information included herein relates to our continuing operations.

Overview of Our Business

We are an independent natural gas, natural gas liquids (“NGLs”) and oil company engaged in the exploration, development and acquisition of natural gas and crude oil properties in the Appalachian and Southwestern regions of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

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

Source of Our Revenues

We derive our revenues from the sale of natural gas, NGLs and oil that is produced from our properties. Revenues from product sales are a function of the volumes produced, prevailing market prices, product quality, gas Btu content and transportation costs. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types of agreements include transportation charges. One type of agreement is a netback agreement, under which we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, we record revenue at the price we received from the purchaser. In the case of NGLs, we generally receive a net price from the purchaser (which is net of processing costs) and is also recorded in revenue at the net price we receive from the purchaser. Under the other type of agreement, we sell natural gas or oil at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In that case, we record transportation costs as transportation, gathering and compression expense. Also included in natural gas, NGLs and oil sales revenues and derivative fair value income are the effects of derivative accounting. Derivatives included in natural gas, NGLs and oil sales reflect settlements on those derivatives that qualify for hedge accounting. Cash settlements of derivative contracts that are not accounted for as hedges are included in derivative fair value income in the accompanying statements of operations. Brokered natural gas, marketing and other revenues include revenue received from brokered gas, marketing fees we receive from third parties, transportation revenue we receive from gathering lines we own and equity method investments. Discontinued operations include our Barnett Shale properties, which were sold in April 2011. Unless indicated otherwise, the information included herein relates to our continuing operations.

Principal Components of Our Cost Structure

•

Direct operating. These are day-to-day costs incurred to bring hydrocarbons out of the ground along with the daily costs incurred to maintain our producing properties. Such costs include compensation of our field employees, maintenance, repairs and workovers expenses related to our natural gas and oil properties. These costs are expected to remain a function of supply and demand. Direct operating expenses also include stock-based compensation expense (non-cash) associated with the amortization of restricted stock grants as part of the compensation of field employees.

•

Transportation, gathering and compression. Under some of our sales arrangements, we sell natural gas at a specific delivery point, pay transportation, gathering and compression costs to a third party and receive proceeds from the purchaser with no deduction. These costs represent those transportation, gathering and compression costs paid by Range to third parties.

•

Production and ad valorem taxes. Production taxes are paid on produced natural gas and oil based on a percentage of market prices (not hedged prices) or at fixed rates established by the applicable federal, state or local taxing authorities. Ad valorem taxes are generally based on reserve values at the end of each year. The new Pennsylvania impact fee on unconventional natural gas and oil production, which includes the Marcellus Shale, is also included in this category.

•

Brokered natural gas and marketing. These are gas purchase costs for brokered gas and overhead, including payroll and benefits for our marketing staff. Brokered natural gas and marketing also includes stock-based compensation expense (non-cash) associated with the amortization of restricted stock and stock appreciation rights granted as part of our marketing staff compensation.

•

Exploration. These are geological and geophysical costs, including payroll and benefits for the geological and geophysical staff, seismic costs, delay rentals and the costs of unsuccessful exploratory dry holes. Exploration expense also includes stock-based compensation expense (non-cash) associated with the amortization of grants of stock appreciation rights (“SARs”) and restricted stock as part of the compensation of our exploration staff.

•	Abandonment and impairment of unproved properties. This category includes unproved property impairment and expenses associated with lease expirations.

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

•

Interest expense. We typically finance a portion of our cash requirements with borrowings under our bank credit facility and with longer-term debt securities. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We will likely continue to incur interest expense as we continue to grow. We currently have no capitalized interest.

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

•

Income taxes. We are subject to state and federal income taxes but are currently not in a cash taxpaying position for federal income taxes, primarily due to the current deductibility and/or faster amortization of intangible drilling costs (“IDC”). At this time, we generally do not pay significant state income taxes due to our state net operating loss carryovers and our ability to follow the federal treatment of deducting IDC in most of the states in which we operate. Currently, substantially all of our federal taxes are deferred and we anticipate using all of our federal net operating loss carryforwards. As of December 31, 2012, we have a $2.0 million valuation allowance on our Pennsylvania net operating loss carryforward due to limitations on utilizing loss carryforwards under Pennsylvania law. For additional information, see “Risk Factors-Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated, and additional state taxes on natural gas extraction may be imposed, as a result of future legislation,” in Item 1A of this report.

Management’s Discussion and Analysis of Results of Operations

Overview of 2012 Results

During 2012, we achieved the following financial and operating results:

•	achieved 45% production growth;

•	achieved 29% proved reserve growth;

•	drilled 256.7 net wells with a 100% success rate;

•	continued expansion of our activities in the Marcellus Shale by growing production, proving up acreage and acquiring additional unproved acreage;

•	reduced direct operating expenses per mcfe 30%;

•	reduced our DD&A rate 10%;

•

continued to focus on financial flexibility by issuing $600.0 million of new 10-year senior subordinated notes, increased our facility amount under our bank credit facility from $1.5 billion to $1.75 billion and achieved a debt per mcfe of proved reserves of $0.44;

•	redeemed all $250.0 million aggregate principal amount of our 7.5% senior subordinated notes due 2017;

•	entered into additional commodity-based derivative contracts for 2013 and 2014;

•	received $135.0 million of proceeds from the sale of our Southern Oklahoma properties and $33.2 million of proceeds from the sale of other assets;

•	realized $647.1 million of cash flow from operating activities;

•	ended the year with stockholders’ equity of $2.4 billion;

•	began transporting propane by rail to Philadelphia for sales to domestic and international customers;

•	entered into a fifteen year contract to transport ethane and propane to terminal/dock facilities near Philadelphia; and

•	entered into a fifteen year ethane sales agreement for delivery at the terminal/dock facilities near Philadelphia.

Operationally, our 2012 performance reflects another year of successfully executing our strategy of growth through drilling. Our success enabled us to increase proved reserves by approximately 1.5 Tcfe, which is more than five times 2012 production. As evidenced by history, the prices to sell our production is volatile and we have no control over them. Therefore, to improve our profitability, we focus our efforts on improving operating efficiency. As reservoirs are depleted and production rates decline, per unit production costs will generally increase. To lessen this effect, we concentrate our production in core areas where we can achieve economies of scale to help manage our operating costs. Our drilling of high quality Marcellus wells has resulted in significantly lower direct operating expense on a per mcfe basis for 2012 when compared to 2011 and 2010.

Acquisitions

During 2012, we spent $188.8 million to acquire unproved acreage compared to $220.6 million in 2011 and $151.6 million in 2010. We continue selective acreage leasing to add to our acreage positions primarily in the Marcellus Shale play in Pennsylvania and the Mississippian play in Oklahoma and Kansas. Also in 2010, we purchased proved and unproved natural gas properties in Virginia for $134.5 million.

Divestitures and Discontinued Operations

Texas. In March 2012, we sold seventy-five percent of a prospect in East Texas which included unproved properties and a suspended exploratory well to a third party for proceeds of $8.6 million and recorded a pre-tax loss of $10.9 million.

In February 2011, we committed to a plan to sell substantially all of our Barnett Shale properties located in North Central Texas. While our Barnett properties did not meet held for sale criteria at December 31, 2010, the undiscounted cash flows for these properties were less than the carrying value so we recognized an impairment charge of $463.2 million in fourth quarter 2010. In April and August 2011, we sold these assets for gross cash proceeds of $889.3 million, including certain derivative contracts assumed by the buyer. The results of operations for these properties are reported as discontinued operations, net of tax for the years ended December 31, 2011 and 2010. We recorded a pretax gain of $4.8 million in the year ended December 31, 2011 in discontinued operations related to this sale.

In December 2012, we announced our plan to offer for sale certain of our Permian and Delaware Basin properties in West Texas and Southeast New Mexico. The data room opened in early January 2013 and on February 26, 2013 we announced we have signed a definitive agreement to sell these assets for a price of $275.0 million, subject to normal post-closing adjustments. The completion of the sale is dependent upon customary buyer due diligence procedures and there can be no assurance the sale will be completed or that there will not be changes to the sales price.

Southern Oklahoma. In November 2012, we sold certain oil and gas properties in Southern Oklahoma to a third party for gross proceeds of $135.0 million, which resulted in a pretax gain of $55.2 million in the year ended December 31, 2012.

Pennsylvania. In fourth quarter 2011, we exchanged unproved property in Ohio for unproved property in Pennsylvania where we received $11.5 million in cash as part of the transaction and recorded a pretax gain of $4.5 million in the year ended December 31, 2011. We recorded an additional $6.8 million gain related to this exchange in the year ended December 31, 2012.

In April and September 2012, we sold unproved properties for proceeds of $15.5 million and recorded a pre-tax gain of $1.2 million. In June 2012, we sold a suspended exploratory well in the Marcellus Shale for proceeds of $2.5 million and recorded a pre-tax loss of $2.5 million on this transaction.

Ohio. In the first six months 2010, we sold our tight gas sand properties in Ohio for proceeds of $323.0 million which resulted in a pretax gain of $77.6 million in the year ended December 21, 2010.

2013 Outlook

For 2013, the board of directors approved a $1.3 billion capital budget for natural gas, NGLs and oil related activities, excluding proved property acquisitions, for which we do not budget. We expect to fund our 2013 capital budget expenditures with cash flows from operations, proceeds from asset sales and borrowings under our bank credit facility as necessary. As has been our historical practice, we will periodically review our capital expenditures throughout the year and adjust the budget based on commodity prices, drilling success and other factors. To the extent our capital requirements exceed our internally generated cash flow, proceeds from asset sales and our committed capacity under our bank credit facility, debt or equity may be issued to fund these requirements. The price risk on a portion of our forecasted natural gas, NGLs and oil production for 2013 is mitigated using commodity derivative contracts and we intend to continue to enter into these transactions. The prices we receive for our natural gas, NGLs and oil production are largely based on current market prices, which are beyond our control.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. The following table lists average NYMEX prices for natural gas and oil for the year ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Average NYMEX prices (a)
Natural gas (per mcf)	$2.82	$4.02	$4.39
Oil (per bbl)	$93.36	$95.24	$79.59
(a)	Based on average of bid week prompt month prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary from year to year as a result of changes in realized commodity prices and production volumes. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Natural gas, NGLs and oil sales include netback arrangements where we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, record revenue at the price we receive from the purchaser. Revenues also include arrangements where we sell natural gas or oil at a specific delivery point and receive proceeds from the purchaser with no transportation deduction. Third party transportation costs we incur to get our commodity to the delivery point are reported in transportation, gathering and compression expense. Hedges included in natural gas, NGLs and oil sales reflect settlements on those derivatives that qualify for hedge accounting. Cash settlements of derivative contracts that are not accounted for as hedges are included in derivative fair value income in the accompanying statements of operations. In 2012, natural gas, NGLs and oil sales increased 15% from 2011 with a 45% increase in production partially offset by a 21% decrease in realized prices. In 2011, natural gas, NGLs and oil sales increased 43% from 2010 with a 36% increase in production and a 5% increase in realized prices. The following table illustrates the primary components of natural gas, NGLs and oil sales for each of the last three years (in thousands):

	2012	2011	2010
Natural gas, NGLs and oil sales
Gas wellhead	$612,354	$611,864	$481,564
Gas hedges realized	238,259	123,595	64,749

Total gas revenue	$850,613	$735,459	$546,313

Total NGLs revenue	$265,072	$268,846	$143,132

Oil wellhead	$237,963	$168,961	$133,822
Oil hedges realized	(1,954)	—	23

Total oil revenue	$236,009	$168,961	$133,845

Combined wellhead	$1,115,389	$1,049,671	$758,518
Combined hedges	236,305	123,595	64,772

Total natural gas, NGLs and oil sales	$1,351,694	$1,173,266	$823,290

Our production continues to grow through drilling success as we place new wells on production and through additions from acquisitions partially offset by the natural decline of our natural gas and oil reserves through production and asset sales. For 2012, our production volumes increased 59% in our Appalachian region and increased 5% in our Southwestern region when compared to 2011. For 2011, our production volumes increased 53% in our Appalachian region and declined 1% in our Southwestern region when compared to 2010. Our production for each of the last three years is set forth in the following table:

	2012	2011	2010
Production (a)
Natural gas (mcf)	216,554,689	145,206,124	106,147,511
NGLs (bbls)	6,967,114	5,352,181	3,600,469
Crude oil (bbls)	2,851,312	1,959,608	1,934,417
Total (mcfe) (b)	275,465,245	189,076,858	139,356,832

Average daily production (a)
Natural gas (mcf)	591,679	397,825	290,815
NGLs (bbls)	19,036	14,664	9,864
Crude oil (bbls)	7,790	5,369	5,300
Total (mcfe) (b)	752,637	518,019	381,800
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs) received during 2012 was $4.35 per mcfe compared to $5.68 per mcfe in 2011 and $5.71 per mcfe in 2010. Because we record transportation costs on two separate bases, as required by GAAP, we believe computed final realized prices should include the impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives, whether or not they qualify for hedge accounting, except for the year ended December 31, 2010, in which we excluded from average realized price calculations a $15.7 million gain related to an early settlement of oil collars. Average sales prices (wellhead) do not include any derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying statements of operations. Average sales prices (wellhead) do include transportation costs where we receive net proceeds. Average realized price calculations for each of the last three years are shown below:

	2012	2011	2010
Average Prices
Average sales prices (wellhead):
Natural gas (per mcf)	$2.83	$4.21	$4.54
NGLs (per bbl)	38.05	50.23	39.75
Crude oil (per bbl)	83.46	86.22	69.18
Total (per mcfe) (a)	4.05	5.55	5.44

Average realized prices (including derivatives that qualify for hedge accounting):
Natural gas (per mcf)	3.93	5.06	5.15
NGLs (per bbl)	38.05	50.23	39.75
Crude oil (per bbl)	82.77	86.22	69.19
Total (per mcfe) (a)	4.91	6.21	5.91

Average realized prices (including all derivative settlements)
Natural gas (per mcf)	3.95	5.22	5.48
NGLs (per bbl)	42.60	52.03	39.75
Crude oil (per bbl)	83.64	81.34	69.19
Total (per mcfe) (a)	5.05	6.32	6.16

Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	3.11	4.43	4.89
NGLs (per bbl)	41.03	50.82	39.75
Crude oil (per bbl)	83.64	81.34	69.19
Total (per mcfe) (a)	4.35	5.68	5.71

(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil, NGLs and natural gas prices.

Derivative fair value income was $41.4 million in 2012 compared to $40.1 million in 2011 and to $51.6 million in 2010. Some of our derivatives do not qualify for hedge accounting and are accounted for using the mark-to-market accounting method whereby all realized and unrealized gains and losses related to these contracts are included in derivative fair value income in the accompanying consolidated statements of operations. Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. At December 31, 2012, all of our derivative contracts were recorded at their fair value, which was a net asset of $144.3 million, a decrease of $107.0 million from the $251.3 million net asset recorded as of December 31, 2011. We have also entered into basis swap agreements to limit volatility caused by changing differentials between index and regional prices received. These basis swaps do not qualify for hedge accounting, are marked to market and were a net asset of $993,000 as of December 31, 2012. Hedge ineffectiveness, also included in derivative fair value income, is associated with contracts that qualify for hedge accounting. The ineffective portion is calculated as the difference between the changes in the fair value of the derivative and the estimated change in future cash flows from the item being hedged.

The following table presents information about the components of derivative fair value income for each of the years in the three-year period ended December 31, 2012 (in thousands):

	2012	2011	2010
Change in fair value of derivatives that do not qualify for hedge accounting (a)	$5,958	$15,762	$(2,086)
Realized gain (loss) on settlements – natural gas (b) (c)	131	14,743	35,988
Realized gain (loss) on settlements – oil (b) (c)	2,486	(9,574)	—
Realized gain (loss) on settlements – NGLs (b) (c)	31,737	9,612	—
Realized gain on early settlement of oil derivatives (d)	—	—	15,697
Hedge ineffectiveness – realized (c)	4,346	7,361	(352)
– unrealized (a)	(3,221)	2,183	2,387

Derivative fair value income	$41,437	$40,087	$51,634

(a)	These amounts are unrealized and are not included in average realized price calculations.
(b)	These amounts represent realized gains and losses on settled derivatives that do not qualify for hedge accounting.
(c)	These settlements are included in average realized price calculations (including all derivative settlements and third party transportation costs paid by Range).
(d)	This early settlement is not included in average realized price calculations.

Gain on the sale of assets was $49.1 million in 2012 compared to $2.3 million in 2011 and $76.6 million in 2010. During 2012, we sold our Ardmore Woodford properties in Southern Oklahoma for proceeds of approximately $135.0 million and recorded a gain of $55.2 million. In addition, in 2012 we recorded a $10.9 million pre-tax loss on the sale of seventy-five percent of an East Texas prospect for proceeds of $8.6 million and an additional $6.8 million gain related to a 2011 unproved acreage transaction. During 2011, we exchanged unproved property in Ohio for unproved property in Pennsylvania and recorded a gain of $4.5 million, which is offset by a $1.7 million loss on sale of certain derivatives assumed by the buyer of our Barnett Shale properties. During 2010, we sold our tight gas sand properties in Ohio for proceeds of approximately $323.0 million and recorded a gain of $77.6 million.

Brokered natural gas, marketing and other revenue was $15.4 million in 2012 compared to $15.0 million in 2011 and $9.8 million in 2010. The 2012 period includes revenue from marketing and the sale of brokered gas of $15.1 million. The 2011 period includes revenue from marketing and the sale of brokered gas of $12.7 million and proceeds from a lawsuit settlement and other income partially offset by a loss from equity method investments of $1.0 million. The 2010 period includes revenue from marketing and the sale of brokered gas of $10.8 million and proceeds of $486,000 from a lawsuit settlement partially offset by a loss from equity method investments of $1.5 million.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for 2012, 2011 and 2010.

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	% Change	2011	2010	Change	% Change
Direct operating expense	$0.42	$0.60	$(0.18)	(30%)	$0.60	$0.69	$(0.09)	(13%)
Production and ad valorem tax expense	0.24	0.15	0.09	60%	0.15	0.19	(0.04)	(21%)
General and administrative expense	0.63	0.80	(0.17)	(21%)	0.80	1.01	(0.21)	(21%)
Interest expense	0.61	0.66	(0.05)	(8%)	0.66	0.65	0.01	2%
Depletion, depreciation and amortization expense	1.62	1.80	(0.18)	(10%)	1.80	1.98	(0.18)	(9%)

Direct operating expense was $115.9 million in 2012 compared to $113.0 million in 2011 and $96.3 million in 2010. We experience increases in operating expenses as we add new wells and manage existing properties. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs. On an absolute basis, our spending for direct operating expenses for 2012 increased 3% from the same period of the prior year with an increase in producing wells offset by lower costs for water hauling and disposal, equipment rental and well services. On an absolute basis, our spending for direct operating expenses for 2011 increased 17% from the same period of 2010 due to an increase in the number of producing wells. We incurred $4.8 million of workover costs in 2012 compared to $3.6 million of workover costs in 2011 and $3.4 million in 2010.

On a per mcfe basis, operating expense for 2012 decreased $0.18 or 30% from the same period of 2011, with the decrease consisting of lower costs for water hauling and disposal, lower equipment rental and well services. On a per mcfe basis, operating expense for 2011 decreased $0.09 or 13% from the same period of 2010, with the decrease consisting of lower well service costs. We expect to continue to experience lower costs per mcfe as we increase production from our Marcellus Shale wells due to their lower operations cost relative to our other operating areas somewhat offset by higher operating costs on our liquids-rich wells. Operating costs in the Mississippian play are higher on a per mcfe basis than the Marcellus Shale play. Stock-based compensation expense represents the amortization of restricted stock as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for 2012, 2011 and 2010:

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	% Change	2011	2010	Change	% Change
Lease operating expense	$0.39	$0.57	$(0.18)	(32%)	$0.57	$0.66	$(0.09)	(14%)
Workovers	0.02	0.02	—	—%	0.02	0.02	—	—%
Stock-based compensation (non-cash)	0.01	0.01	—	—%	0.01	0.01	—	—%

Total direct operating expenses	$0.42	$0.60	$(0.18)	(30%)	$0.60	$0.69	$(0.09)	(13%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the new Pennsylvania impact fee. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. The year ended 2012 includes a $25.2 million ($0.09 per mcfe) retroactive impact fee which covers all wells drilled prior to 2012 and was paid in September 2012. Also included in the year ended 2012 is a $24.0 million ($0.09 per mcfe) impact fee for wells drilled prior to 2012 and wells drilled in 2012 which will be paid in April 2013. Production and ad valorem taxes (excluding the impact fee) were $17.9 million in 2012 compared to $27.7 million in 2011 and $26.1 million in 2010. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) decreased to $0.06 in 2012 compared to $0.15 in 2011 due to an increase in production volumes not subject to production or ad valorem taxes. On a per mcfe basis, production and ad valorem taxes decreased to $0.15 in 2011 from $0.19 in 2010 due to an increase in production volumes not subject to production or ad valorem taxes.

General and administrative expense was $173.8 million for 2012 compared to $151.2 million for 2011 and $140.6 million in 2010. The 2012 increase of $22.6 million when compared to 2011 is due to higher salaries and benefits ($11.0 million), an increase in stock-based compensation ($8.3 million) and higher legal and office expenses, including information technology. The 2011 increase of $10.6 million when compared to 2010 is due to higher salaries and benefits ($9.3 million), an increase in stock-based compensation ($2.1 million), an increase in legal fees ($1.4 million) somewhat offset by lower bad debt expense. Our number of employees increased 9% during 2012. Our personnel costs continue to increase as we invest in our technical teams and other staffing to support our expansion into the Marcellus Shale in Appalachia and the Mississippian play in Oklahoma. Stock-based compensation expense represents the amortization of restricted stock grants and SARs granted to our employees and directors as part of compensation. The following table summarizes general and administrative expenses per mcfe for 2012, 2011 and 2010:

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	% Change	2011	2010	Change	% Change
General and administrative	$0.47	$0.61	$(0.14)	(23%)	$0.61	$0.76	$(0.15)	(20%)
Stock-based compensation (non-cash)	0.16	0.19	(0.03)	(16%)	0.19	0.25	(0.06)	(24%)

Total general and administrative expenses	$0.63	$0.80	$(0.17)	(21%)	$0.80	$1.01	$(0.21)	(21%)

Interest expense was $168.8 million for 2012 compared to $125.1 million for 2011 and $90.7 million in 2010. The following table presents information about interest expense for each of the years in the three-year period ended December 31, 2012 (in thousands):

	2012	2011	2010
Bank credit facility	$11,822	$8,856	$11,420
Subordinated notes	147,552	123,721	111,892
Other	9,424	7,266	7,880
Allocated to discontinued operations	—	(14,791)	(40,527)

Total interest expense	$168,798	$125,052	$90,665

The increase in interest expense for 2012 from the same period of 2011 was due to higher interest rates and outstanding debt balances. The increase in interest expense for 2011 from the same period of 2010 was due to an increase in outstanding debt balances. In March 2012, we issued $600.0 million of 5.0% senior subordinated notes due 2022. We used the proceeds for general corporate purposes and to retire outstanding balances on our bank debt which carries a lower interest rate. In May 2011, we issued $500.0 million of 5.75% senior subordinated notes due 2021. We used the proceeds for general corporate purposes and to purchase or redeem $150.0 million of our 6.375% senior subordinated notes due 2015 and $250.0 million of our 7.5% senior subordinated notes due 2016. In August 2010, we issued $500.0 million of 6.75% senior subordinated notes due 2020. The proceeds from this issuance were used to retire bank debt which carried a lower interest rate and to redeem all $200.0 million of our 7.375% senior subordinated notes due 2013. The 2012, 2011 and 2010 note issuances were undertaken to better match the maturities of our debt with the life of our properties and to give us greater liquidity for the near term. Average debt outstanding on the bank credit facility for 2012 was $308.0 million compared to $175.6 million for 2011 and $351.1 million for 2010 and the weighted average interest rate on the bank credit facility was 2.2% in each of the years ended December 31, 2012, 2011 and 2010.

Depletion, depreciation and amortization (“DD&A”) was $445.2 million in 2012 compared to $341.2 million in 2011 and $275.2 million in 2010. The increase in 2012 when compared to 2011 is due to a 9% decrease in depletion rates more than offset by a 45% increase in production. The increase in 2011 when compared to 2010 is due to a 7% decrease in depletion rates more than offset by a 36% increase in production.

On a per mcfe basis, DD&A decreased to $1.62 in 2012 compared to $1.80 in 2011 and $1.98 in 2010. Depletion expense, the largest component of DD&A, was $1.54 per mcfe in 2012 compared to $1.69 per mcfe in 2011 and $1.82 per mcfe in 2010. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. We currently expect our DD&A rate to be approximately $1.50 per mcfe in 2013, based on our current production estimates. In areas where we are actively drilling, such as the Marcellus area, our fourth quarter adjusted 2012 depletion rates were lower than the fourth quarter 2011 and 2010 depletion rates. Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations. The decrease in the DD&A per mcfe in 2012 when compared to 2011 is due to lower depreciation expense and the mix of our production. The decrease in the DD&A per mcfe in 2011 when compared to 2010 is due to lower depreciation expense and the mix of our production.

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	% Change	2011	2010	Change	% Change
Depletion and amortization	$1.54	$1.69	$(0.15)	(9%)	$1.69	$1.82	$(0.13)	(7%)
Depreciation	0.05	0.08	(0.03)	(38%)	0.08	0.12	(0.04)	(33%)
Accretion and other	0.03	0.03	—	—%	0.03	0.04	(0.01)	(25%)

Total DD&A expense	$1.62	$1.80	$(0.18)	(10%)	$1.80	$1.98	$(0.18)	(9%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, transportation, gathering and compression, brokered natural gas and marketing, exploration expense, abandonment and impairment of unproved properties, termination costs, deferred compensation plan expenses and loss on early extinguishment of debt. In 2012, stock based compensation was a component of direct operating expense ($2.4 million), brokered natural gas and marketing ($1.8 million), exploration expense ($4.1 million) and general and administrative expense ($44.5 million) for a total of $52.8 million. In 2011, stock-based compensation was a component of direct operating expense ($2.0 million), brokered natural gas and marketing ($1.5 million), exploration expense ($4.1 million) and general and administrative expense ($36.2 million) for a total of $43.8 million. In 2010, stock-based compensation was a component of direct operating expense ($2.0 million), brokered natural gas and marketing ($1.2 million), exploration expense ($4.2 million) and general and administrative expense ($34.2 million) and termination costs ($2.8 million) for a total of $44.4 million. Stock-based compensation includes the amortization of restricted stock grants and SARs grants. This amortization increased from 2011 to 2012 due to accelerated expense for employee retirements and an increase in our employee base and their allocated stock-based grant.

Transportation, gathering and compression expense was $192.4 million in 2012 compared to $120.8 million in 2011 and $62.8 million in 2010. These third party costs are higher in each year due to our production growth in the Marcellus Shale where we have third party gathering and compression agreements. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Brokered natural gas and marketing was $20.4 million in 2012 compared to $12.0 million in 2011 and $9.8 million in 2010. The increase in 2012 from 2011 is primarily due to an increase the brokered natural gas purchases. Stock-based compensation included here represents the amortization of restricted stock and SARs as part of the compensation of our marketing staff.

Exploration expense was $69.8 million in 2012 compared to $81.4 million in 2011 and $60.5 million in 2010. Exploration expense was lower in 2012 when compared to 2011 due to lower seismic and dry hole costs. Exploration expense was significantly higher in 2011 when compared to 2010 due to higher seismic and personnel costs. Stock-based compensation represents the amortization of restricted stock and SARs as part of the compensation of our exploration staff. The following table details our exploration related expenses for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	% Change	2011	2010	Change	% Change
Seismic	$33,462	$40,672	$(7,210)	(18%)	$40,672	$22,393	$18,279	82%
Delay rentals and other	18,286	19,282	(996)	(5%)	19,282	19,075	207	1%
Personnel expense	13,168	13,417	(249)	(2%)	13,417	11,129	2,288	21%
Stock-based compensation expense	4,049	4,108	(59)	(1%)	4,108	4,209	(101)	(2%)
Dry hole expense	842	3,888	(3,046)	(78%)	3,888	3,700	188	5%

Total exploration expense	$69,807	$81,367	$(11,560)	(14%)	$81,367	$60,506	$20,861	34%

Abandonment and impairment of unproved properties was $125.3 million in 2012 compared to $79.7 million in 2011 and $49.7 million in 2010. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments will likely be recorded. In third quarter 2012, we impaired individually significant unproved properties in the Barnett Shale of North Texas (the last of our unproved properties in the area) for $19.6 million because we chose to not develop the acreage. Also, due to an unproved property transaction in second quarter 2012, we impaired individually significant unproved properties in Pennsylvania for $23.1 million because we will not drill in these areas. The increase from 2010 to 2011 is primarily related to our Marcellus Shale operations and is due, in part, to lower natural gas prices and plans to move towards areas with higher expectations of wet gas.

Termination costs in 2010 includes severance costs of $5.1 million related to the sale of our Ohio properties and $2.8 million of non-cash stock-based compensation expense related to the accelerated vesting of SARs and restricted stock as part of the severance agreement for our Ohio personnel.

Deferred compensation plan expense was a loss of $7.2 million in 2012 compared to a loss of $43.2 million in 2011 and a gain of $10.2 million in 2010. Our stock price increased to $62.83 at December 31, 2012 compared to $61.94 at December 31, 2011. Our stock price increased to $61.94 at December 31, 2011 compared to $44.98 at December 31, 2010. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense.

Loss on early extinguishment of debt was $11.1 million in 2012 compared to $18.6 million in 2011 and $5.4 million in 2010. In December 2012, we redeemed our 7.5% senior subordinated notes due 2017 at a redemption price equal to 103.75%. We recorded a loss on extinguishment of debt of $11.1 million including call premium costs of $9.4 million and expensing of related deferred financing costs on the redeemed debt. In May and June 2011, we purchased or redeemed our 6.375% senior subordinated notes due 2015 at a price equal to 102.31% and we purchased or redeemed our 7.5% senior subordinated notes due 2016 at a price equal to 103.95%. We recorded a loss on extinguishment of debt of $18.6 million, which includes a call premium and other consideration of $13.3 million and expensing of related deferred financing costs on the repurchased debt. In August 2010, we redeemed our 7.375% senior subordinated notes due 2013 at a redemption price equal to 101.229%. We recorded a loss on extinguishment of debt of $5.4 million, which includes call premium costs of $2.5 million and expensing of related deferred financing costs on the redeemed debt.

Impairment of proved properties decreased to $35.6 million in 2012 compared to $38.7 million in 2011 and $6.5 million in 2010. The year ended 2012 includes a $31.1 million impairment related to our Mississippi properties, $3.2 million related to our remaining North Texas assets and $1.3 million related to surface acreage, also in North Texas. The year ended 2011 includes a $31.2 million impairment related to our East Texas properties and $7.5 million related to our Gulf Coast onshore properties. Our analysis of these properties determined that undiscounted cash flows were less than their carrying value. We compared the carrying value to estimated fair value and recognized an impairment charge. These assets were evaluated for impairment due to declining reserves and natural gas prices and, in the case of certain of our North Texas and East Texas properties, the possibility of a sale. The year ended 2010 includes a $6.5 million impairment related to our onshore Gulf Coast properties. In 2010, these assets were reviewed for impairment due to declining reserves and natural gas prices.

Income tax expense was $12.1 million compared to $35.6 million in 2011 and $50.9 million in 2010. The 2012 decrease in income taxes reflects a 68% decrease in income from continuing operations when compared to the same period of 2011. The 2011 decrease in income taxes reflects a 44% decrease in income from continuing operations when compared to the same period of 2010. The effective tax rate was 48.1% in 2012 compared to 45.4% in 2011 and 36.5% in 2010. For the year ended December 31, 2012 the current income tax benefit of $1.8 million is related to state income taxes and includes favorable adjustments to reflect state income tax returns as filed. For the year ended December 31, 2011, the current income tax expense of $637,000 is related to state income taxes. The 2012 and 2011 effective tax rate was different than the statutory tax rate due to state income taxes, an increase in our valuation allowances related to our deferred tax asset for future deferred compensation plan distributions of senior executives to the extent their estimated future compensation (including these distributions) would exceed the $1.0 million deductible limit provided under section 162(m) of the Internal Revenue Code and for 2012, a $2.0 million valuation allowance related to Pennsylvania state net operating loss carryforwards. The year ended December 31, 2012 includes $736,000 deferred tax benefit related to changing state income apportionment rates. The year ended December 31, 2011 also included a favorable adjustment of $3.9 million to reflect updated state tax rates used to establish deferred taxes due to a change in our state apportionment factors. The 2010 effective tax rate was different than the statutory rate of 35% due to an increase in our valuation allowances related to our deferred tax asset for future deferred compensation plan distributions in excess of the $1.0 million deductible limit provided under section 162(m) of the Internal Revenue Code. For the year ended December 31, 2010, the current income tax benefit of $836,000 is related to state income taxes. We expect our effective tax rate to be approximately 40% for 2013, before any discrete tax items.

Discontinued operations include the operating results and impairment losses related to our Barnett properties. Substantially all of these properties were sold in April 2011 for proceeds of $889.3 million including certain derivatives assumed by the buyer and we recorded a gain of $4.8 million on the sale. Discontinued operations in 2011 was income of $15.3 million compared to a loss of $328.0 million in 2010. The year ended 2010 includes an impairment charge of $463.2 million. While these properties did not meet held for sale criteria as of December 31, 2010, our analysis determined that undiscounted cash flows for these properties were less than their carrying value. Therefore, we compared the carrying value to estimated fair value and recognized an impairment charge. See also Note 4 to the accompanying financial statements. Interest expense is allocated to discontinued operations based on the ratio of net assets of discontinued operations to our consolidated net assets plus long-term debt.

Management’s Discussion and Analysis of Financial Condition, Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations also are impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and since our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a large portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. As of December 31, 2012, we have hedged approximately 68% of our projected 2013 production. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of December 31, 2012, we have entered into hedging agreements covering 223.0 Bcfe for 2013 and 153.7 Bcfe for 2014.

Net cash provided from continuing operations in 2012 was $647.1 million compared to $610.2 million in 2011 and $433.9 million in 2010. The increase in cash provided from operating activities from 2011 to 2012 reflects a 45% increase in production somewhat offset by lower realized prices (a decline of 23%) and higher operating costs. The increase in cash provided from operating activities from 2010 to 2011 reflects a 36% increase in production somewhat offset by lower realized prices (a decline of 1%) and higher operating costs. Net cash provided from continuing operations is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for 2012 was a negative $24.5 million compared to a negative $41.0 million for 2011 and negative $6.1 million in 2010. The decrease in negative working capital is primarily due to an increase in the impact fee accrual.

Net cash provided from discontinued operations was $21.4 million in 2011 and $79.4 million in 2010. Discontinued operations is related to the sale of our Barnett Shale properties which were sold in April 2011 with a February 1, 2011 effective date.

Net cash used in investing activities from continuing operations in 2012 was $1.5 billion compared to $1.4 billion in 2011 and $714.7 million in 2010.

During 2012, we:

•	spent $1.5 billion on natural gas and oil property additions;

•	spent $191.1 million on acreage, primarily in the Marcellus Shale and the Mississippian; and

•	received proceeds of $168.2 million which includes $135.0 million from the sale of our Ardmore Woodford properties in Southern Oklahoma.

During 2011, we:

•	spent $1.2 billion on natural gas and oil property additions;

•	spent $226.5 million on acreage, primarily in the Marcellus Shale; and

•	received proceeds of $53.9 million primarily related to the sale of a low pressure pipeline and various proved and unproved properties.

During 2010, we:

•	spent $732.9 million on natural gas and oil property additions;

•	spent $296.5 million on acquisitions, including purchasing unproved and proved properties in Virginia for $134.5 million and Marcellus Shale leaseholds; and

•	received proceeds of $327.8 million primarily from the sale of our Ohio natural gas and oil properties.

Net cash provided from (used in) investing activities from discontinued operations for 2011 was an increase of $840.7 million in 2011 compared to a decrease of $84.2 million in 2010. In 2011, we received proceeds of $849.3 million from the sale of our Barnett Shale assets. We spent $84.2 million on natural gas and oil property additions in 2010.

Net cash provided from (used in) financing activities in 2012 was an increase of $881.6 million compared to a decrease of $86.4 million in 2011 and an increase of $287.6 million in 2010. Historically, sources of financing have been primarily bank borrowings and capital raised through debt offerings.

During 2012, we:

•	borrowed $1.8 billion and repaid $1.2 billion under our bank credit facility, ending the year with $552.0 million higher bank debt;

•	issued $600.0 million aggregate principal amount of 5.0% senior subordinated notes due 2022; and

•	redeemed all $250.0 million aggregate principal amount of 7.5% senior subordinated notes due 2017 including related expenses.

During 2011, we:

•	borrowed $887.8 million and repaid $974.8 million under our bank credit facility; ending the year with $87.0 million lower bank debt;

•	issued $500.0 million aggregate principal amount of 5.75% senior subordinated notes due 2021; and

•

used some of the proceeds from the sale of the 5.75% senior subordinated notes to purchase or redeem all $150.0 million aggregate principal amount of 6.375% senior subordinated notes due 2015 and $250.0 million aggregate principal amount of 7.5% senior subordinated notes due 2016 including related expenses.

During 2010, we:

•	borrowed $1.1 billion and repaid approximately $1.1 billion under our bank credit facility, ending the year with $50.0 million lower bank debt;

•	issued $500.0 million aggregate principal amount of 6.75% senior subordinated notes due 2020; and

•

used some of the proceeds from the sale of 6.75% senior subordinated notes to redeem all $200.0 million aggregate principal amount of 7.375% senior subordinated notes due 2013 including related expense.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, asset sales and access to the debt and equity capital markets. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which requires substantial capital expenditures.

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

Our opinions concerning liquidity and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance, the state of the worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate and, in particular, with respect to borrowings, the level of our working capital or outstanding debt and credit ratings by rating agencies. For additional information, see “Risk Factors-A worldwide financial downturn, such as the 2008-2009 financial crisis, or negative credit market conditions may have lasting effects on our liquidity, business and financial condition that we cannot predict” in Item 1A of this report.

Credit Arrangements

Long-term debt at December 31, 2012 totaled $2.9 billion, including $739.0 million of bank credit facility debt and $2.1 billion of senior subordinated notes. Our committed borrowing capacity at December 31, 2012 was $1.75 billion. As of December 31, 2012, we maintained a $2.0 billion bank credit facility, which we refer to as our bank credit facility. The bank credit facility is secured by substantially all of our assets and has a maturity date of February 18, 2016. Availability under the bank credit facility is subject to a borrowing base set by the lenders semi-annually with an option to set more often in certain circumstances. The borrowing base is dependent on a number of factors but primarily the lenders’ assessment of future cash flows. Redeterminations of the borrowing base require approval of two thirds of the lenders; increases require 97% approval.

Our bank debt and our subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under the debt agreements for our bank debt and our subordinated notes). The debt agreements also contain customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We were in compliance with all covenants at December 31, 2012.

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of natural gas and oil properties and repayment of principal and interest on outstanding debt and payment of dividends. During 2012, costs incurred for drilling projects was $1.4 billion. Also in 2012, costs incurred for acquisition of unproved property was $188.8 million, primarily in the Marcellus Shale. Our 2012 capital program, excluding acquisitions, was funded by net cash flow from operations, proceeds from asset sales and borrowings under our credit facility. Our capital expenditure budget for 2013 is currently set at $1.3 billion, excluding acquisitions, for which we do not budget. To the extent capital requirements exceed internally generated cash flow, proceeds from asset sales and our committed capacity under our bank credit facility, then debt or equity may be issued to fund these requirements. We monitor our capital expenditures on an ongoing basis, adjusting the amount up or down and also among our operating regions, depending on commodity prices, cash flow and projected returns. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Proved Reserves

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Year End December 31,
	2012	2011	2010
	(Mmcfe)
Proved Reserves:
Beginning of year	5,053,961	4,442,290	3,128,739
Reserve additions	1,767,202	1,493,357	1,410,359
Reserve revisions	109,036	224,542	148,558
Purchases	—	—	124,981
Sales	(149,153)	(903,983)	(189,558)
Production	(275,476)	(202,245)	(180,789)

End of year (a)	6,505,570	5,053,961	4,442,290

Proved Developed Reserves:
Beginning of year	2,401,274	2,183,488	1,726,696
End of year	3,457,502	2,401,274	2,183,488

(a)	2010 includes 906,371 Mmcfe related to our Barnett Shale properties which were sold in April 2011.

Our proved reserves at year-end 2012 were 6.5 Tcfe compared to 5.1 Tcfe at year-end 2011 and 4.4 Tcfe at year-end 2010. Natural gas comprised approximately 74%, 79% and 80% of our proved reserves at year-end 2012, 2011 and 2010.

Reserve Additions and Revisions. During 2012, we added 1.8 Tcfe of proved reserves from drilling activities and evaluations of proved areas, primarily in the Marcellus Shale. Approximately 56% of the 2012 reserve additions were attributable to natural gas. We added 307 Bcfe (or 17% of the 2012 reserve additions) of incremental ethane reserves (51.2 Mmbls) as part of NGLs proved reserves associated with initial ethane deliveries under contracts commencing in 2013. Revisions of previous estimates of 109 Bcfe for the year ended December 31, 2012 consists of positive performance revisions for our properties somewhat offset by negative pricing revisions and reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon.

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

Sales. In 2012, we sold approximately 149.2 Bcfe of reserves primarily related to the sale of our Ardmore Woodford properties in Southern Oklahoma. In 2011, we sold approximately 904.0 Bcfe of reserves primarily related to the sale of our Barnett properties. In 2010, we sold approximately 189.6 Bcfe reserves primarily related to our Ohio properties.

Future Net Cash Flows. At December 31, 2012, the present value (discounted at 10%) of estimated future net cash flows from our proved reserves was $4.0 billion. This present value was calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves. The present value of our estimated future net cash flows at December 31, 2011 was $6.1 billion. At December 31, 2012, the after tax present value of estimated future net cash flows from our proved reserves was $3.2 billion compared to $4.5 billion at December 31, 2011.

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

Capitalization and Dividend Payments

As of December 31, 2012 and 2011, our total debt and capitalization were as follows (in thousands):

	2012	2011
Bank debt	$739,000	$187,000
Senior subordinated notes	2,139,185	1,787,967

Total debt	2,878,185	1,974,967
Stockholders’ equity	2,357,392	2,392,420

Total capitalization	$5,235,577	$4,367,387

Debt to capitalization ratio	55.0%	45.2%

The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures and various other factors. In 2012, we paid $26.0 million in dividends to our common shareholders ($0.04 per share each quarter). In 2011, we paid $25.8 million in dividends to our common shareholders ($0.04 per share each quarter). In 2010, we paid $25.6 million in dividends to our common shareholders ($0.04 per share each quarter).

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation and gathering commitments. As of December 31, 2012, we do not have any capital leases. As of December 31, 2012, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of December 31, 2012, we had a total of $84.7 million of letters of credit outstanding under our bank credit facility. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2012. In addition to the contractual obligations listed on the table below, our balance sheet at December 31, 2012 reflects accrued interest payable on our bank debt of $2.4 million which is payable in first quarter 2013. We expect to make interest payments of $18.1 million per year on our 7.25% senior subordinated notes, $24.0 million per year on our 8% senior subordinated notes, $33.8 million per year on our 6.75% senior subordinated notes and $28.8 million per year on our 5.75% senior subordinated notes and $30.0 million per year on our 5.0% senior subordinated notes.

The following summarizes our contractual financial obligations at December 31, 2012 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our bank credit facility, additional debt issuances and proceeds from asset sales (in thousands).

	Payment due by period
	2013	2014	2015	2016 and 2017		Thereafter	Total
Bank debt due 2016	$—	$—	$—	$739,000	(a)	$—	$739,000
7.25% senior subordinated notes due 2018	—	—	—	—		250,000	250,000
8.0% senior subordinated notes due 2019	—	—	—	—		300,000	300,000
6.75% senior subordinated notes due 2020	—	—	—	—		500,000	500,000
5.75% senior subordinated notes due 2021	—	—	—	—		500,000	500,000
5.0% senior subordinated notes due 2022	—	—	—	—		600,000	600,000
Operating leases	13,497	13,645	13,363	16,013		21,628	78,146
Drilling rig commitments	22,088	10,844	6,745	—		—	39,677
Transportation and gathering commitments	184,802	177,027	182,884	367,704		825,717	1,738,134
Hydraulic fracturing services	24,000	—	—	—		—	24,000
Seismic agreements	5,339	3,883	—	—		—	9,222
Other purchase obligations	167	168	74	—		—	409
Derivative obligations (b)	4,471	3,463	—	—		—	7,934
Asset retirement obligation liability (c)	2,470	22,799	5,920	1,456		113,833	146,478

Total contractual obligations (d)	$256,834	$231,829	$208,986	$1,124,173		$3,111,178	$4,933,000

(a)

Due at termination date of our bank credit facility. Interest paid on our bank credit facility would be approximately $16.3 million each year assuming no change in the interest rate or outstanding balance.

(b)

Derivative obligations represent net open derivative contracts valued as of December 31, 2012. While such payments will be funded by higher prices received from the sale of our production, production receipts may be received after our payments to counterparties, which can result in borrowings under our bank credit facility.

(c)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 9 to our consolidated financial statements.
(d)	This table excludes the liability for the deferred compensation plans since these obligations will be funded with existing plan assets.

In addition to the amounts included in the above table, we have contracted with several pipeline companies through 2028 to transport or deliver natural gas, ethane and propane production volumes in Appalachia from certain Marcellus Shale wells. The agreements are contingent on certain pipeline modifications and/or pipeline construction and are for 27,452 mcfe per day in 2013, 254,918 mcfe per day in 2014, 417,494 mcfe per day in 2015 and 645,000 mcfe per day for the remainder of the contractual term.

Delivery Commitments

We have various volume delivery commitments that are primarily related to our Midcontinent and Marcellus Shale areas. We may purchase third party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2012, our delivery commitments through 2017 were as follows:

Year Ending December 31,	Natural Gas and NGLs (mcfe per day)
2013	196,532
2014	203,123
2015	147,263
2016	102,318
2017	52,055

Other

We lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, including the cost of infrastructure to connect production, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap and collar to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we also entered into “sold” NGLs derivative swap contracts for the natural gasoline component of natural gas liquids and in 2012 we entered into “re-purchased” derivative swaps for natural gasoline. We entered into these re-purchased swaps to lock in certain natural gasoline derivative gains. In 2012, we also entered into derivative swap contracts for propane. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets.

At December 31, 2012, we had open swap contracts covering 77.9 Bcf of natural gas at prices averaging $3.64 per mcf, 3.3 million barrels of oil at prices averaging $95.70 per barrel, 2.4 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel and 1.8 million barrels of NGLs (the C3 component of NGLs) at prices averaging $35.55 per barrel. We had collars covering 242.7 Bcf of gas at weighted average floor and cap prices of $4.13 to $4.72 per mcf and 1.8 million barrels of oil at weighted average floor and cap prices of $88.58 to $100.00 per barrel. The fair value, represented by the estimated amount that would be realized or payable on termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a pretax gain of $144.3 million at December 31, 2012. The contracts expire monthly through December 2014.

At December 31, 2012, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2013	Collars	280,000 Mmbtu/day	$4.59–$ 5.05
2014	Collars	385,000 Mmbtu/day	$3.80–$ 4.48
2013	Swaps	213,384 Mmbtu/day	$3.64

Crude Oil
2013	Collars	3,000 bbls/day	$90.60–$ 100.00
2014	Collars	2,000 bbls/day	$85.55–$ 100.00
2013	Swaps	5,081 bbls/day	$96.59
2014	Swaps	4,000 bbls/day	$94.56

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64
2013	Re-purchased Swaps	1,500 bbls/day	$76.30

NGLs (Propane)
2013	Swaps	5,000 bbls/day	$35.55

Interest Rates

At December 31, 2012, we had $2.9 billion of debt outstanding. Of this amount, $2.2 billion bears interest at fixed rates averaging 6.3%. Bank debt totaling $739.0 million bears interest at floating rates, which averaged 2.2% at year-end 2012. The 30-day LIBOR rate on December 31, 2012 was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2012 would cost us approximately $7.4 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs in 2013 to continue to be a function of supply and demand.

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

Proved reserves are defined by the SEC as those volumes of natural gas, natural gas liquids, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements which we adopted effective December 31, 2009, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics who reports directly to our President and Chief Executive Officer. For additional discussion, see “Proved Reserves,” in Item 1 and 2 of this report. To further ensure the reliability of our reserve estimates, we engage independent petroleum consultants to audit our estimates of proved reserves. Independent petroleum consultants audited approximately 93% of our reserves in 2012 compared to 89% in 2011 and 90% in 2010. Historical variances between our reserve estimates and the aggregate estimates of our consultants have been less than 5%. The reserves included in this report are those reserves estimated by our petroleum engineering staff. Beginning December 31, 2009, reserve estimates are based on an average of prices in the prior 12-month period, using the closing prices on the first day of each month. In previous periods, reserve estimates were based upon prices at December 31. Neither of these prices should be expected to reflect future market conditions.

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in the timing of when depletion expense is recognized. Downward revisions of proved reserves may result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition. Based on proved reserves at December 31, 2012, we estimate that a 1% change in proved reserves would increase or decrease 2013 depletion expense by approximately $4.9 million (based on current production estimates). Estimated reserves are used as the basis for calculating the expected future cash flows from property asset groups, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to natural gas and oil producing activities and reserve quantities in Note 20 to our consolidated financial statements. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis. We adopted the new SEC accounting and disclosure regulations for oil and gas companies effective December 31, 2009 which was accounted for prospectively.

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

The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization is less than the estimated undiscounted future net cash flows. The expected future net cash flows are estimated based on our plans to produce and develop reserves. Expected future net cash inflows from the sale of produced reserves are calculated based on estimated future prices and estimated operating and development costs. We estimate prices based upon market related information including published futures prices. The estimated future level of production, which is based on proved and risk adjusted probable reserves, has assumptions surrounding the future levels of prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. In certain circumstances, we also consider potential sales of properties to third parties in our estimates of future cash flows. When the carrying value exceeds the sum of future net cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future net cash flows using a discount rate similar to that used by market participants) and the carrying value of the asset. We cannot predict whether impairment charges may be required in the future.

Our historical impairment of producing properties has been $34.3 million in 2012, $38.7 million in 2011 and $6.5 million in 2010. In 2012, an impairment was recorded on our Mississippi properties of $31.1 million due to lower reserves and lower natural gas prices. Also in 2012, an impairment of $3.2 million was recorded on our remaining North Texas Barnett assets (due to lower natural gas prices and including the possibility of sale). In 2012, we also recorded a $1.3 million impairment of remaining surface acreage in the Barnett. In 2011, an impairment was recorded on our East Texas properties of $31.2 million due to lower reserves, lower natural gas prices and including the possibility of a sale. An impairment of $7.5 million was also recorded in 2011 related to our Gulf Coast onshore properties due to lower reserves and lower natural gas prices. In 2010, an impairment was recorded on our Gulf Coast properties. While our Barnett Shale properties did not meet held for sale criteria as of December 31, 2010, our analysis determined that undiscounted cash flows for these properties were less than their carrying value. We therefore compared the carrying value to the estimated fair value and recognized an impairment charge of $463.2 million in fourth quarter 2010, which is recorded in discontinued operations. Our estimated fair value included an estimate of the potential sales price for the Barnett Shale properties in the estimated future cash flows. On April 29, 2011, we sold substantially all of these assets. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impractical to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome. If natural gas, NGLs and oil prices decrease or drilling efforts are unsuccessful, we may be required to record additional impairments.

We evaluate our unproved property investment periodically for impairment. The majority of these costs generally relate to the acquisition of leaseholds. The costs are capitalized and evaluated (at least quarterly) as to recoverability, based on changes brought about by economic factors and potential shifts in business strategy employed by management. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. Potential impairment of individually significant unproved property is assessed on a property-by-property basis considering a combination of time, geologic and engineering factors. Unproved properties had a net book value of $743.5 million at December 31, 2012 compared to $748.6 million at December 31, 2011. We have recorded abandonment and impairment expense related to unproved properties of $125.3 million in 2012 compared to $79.7 million in 2011 and $49.7 million in 2010.

Natural Gas and Oil Derivatives

All derivative instruments are recorded on our consolidated balance sheets as either an asset or a liability measured at its fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. All of our derivative instruments are issued to manage the price risk attributable to our expected natural gas, NGLs and oil production. In determining the amounts to be recorded for our open hedge contracts, we are required to estimate the fair value of the derivative. Our derivatives are measured using a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. Our third party pricing service uses observable market prices and we do not adjust the valuations. While we remain at risk for possible changes in the market value of commodity derivatives, such risk should be mitigated by price changes in the underlying physical commodity. The determination of fair values includes various factors including the impact of our nonperformance risk on our liabilities and the credit standing of our counterparties. As of December 31, 2012, our counterparties include fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. For those counterparties that are not secured lenders in our bank credit facility or those for which we do not have master netting arrangements, net derivative asset values are determined in part, by reviewing credit default swap spreads for the counterparties. Net derivative liabilities are determined, in part, by using our market credit spread.

Through December 31, 2012, we have elected to designate our commodity derivative instruments that qualify for hedge accounting as cash flow hedges. To designate a derivative as a cash flow hedge, we document at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, we determine the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as natural gas, NGLs and oil sales when the underlying transaction occurs. If it is determined that the designated hedged transaction is not probable to occur, any unrealized gains or losses are recognized immediately in derivative fair value income in the accompanying statements of operations. During 2010, there were gains of $11.6 million reclassified into earnings as a result of the discontinuance of hedge accounting treatment for our derivatives. In 2012 and 2011, we did not transfer any gains or losses into derivative fair value income as a result of discontinuing hedge accounting.

We apply hedge accounting to qualifying derivatives used to manage price risk associated with our natural gas, NGLs and oil production. Accordingly, we record changes in the fair value of our qualifying derivative contracts, including changes associated with time value, in accumulated other comprehensive income (“AOCI”) in the accompanying consolidated balance sheets. Gains or losses on these swap and collar contracts are reclassified out of AOCI and into natural gas, NGLs and oil sales when the underlying physical transaction occurs. Any hedge ineffectiveness associated with contracts qualifying for and designated as a cash flow hedge (which represents the amount by which the change in the fair value of the derivative differs from the change in the cash flows of the forecasted sale of production) is reported currently each period in derivative fair value in income the accompanying consolidated statements of operations. Ineffectiveness can be associated with open positions (unrealized) or can be associated with closed contracts (realized).

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation (“ARO”), a corresponding adjustment is made to the natural gas and oil property balance. For example, as we analyze actual plugging and abandonment information, we may revise our estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of our wells. During 2012, we increased our existing ARO by $48.2 million or approximately 57% of the ARO liability at December 31, 2011. This increase was due to an increase in the estimated costs to plug and abandon our wells and a decrease in the productive life of certain of our natural gas properties due to declining prices. During 2011, we increased our existing estimated ARO by $20.8 million or approximately 34% of the asset retirement obligation at December 31, 2010. This increase was due to an increase in estimated costs to plug and abandon our wells. This decrease was due to a change in the productive lives of our wells. In addition, increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense, a component of depletion, depreciation and amortization in the accompanying consolidated statements of operations. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Deferred Taxes

We are subject to income and other taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because income tax returns are generally filed many months after the close of a calendar year, tax returns are subject to audit, which can take years to complete, and future events often impact the timing of when income tax expenses and benefits are recognized. We have deferred tax assets relating to tax operating loss carryforwards and other deductible differences. We routinely evaluate deferred tax assets to determine the likelihood of realization and, in certain jurisdictions, we must estimate our expected future taxable income to complete this assessment. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about the timing and realization of deferred tax items, future operating conditions (particularly related to prevailing natural gas, NGLs and oil prices) and the overall condition of the markets we operate in. The estimates or assumptions used in determining future taxable income are consistent with those used in our internal budgets and forecasts.

A valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are more likely than not to be realized. We do not currently have a valuation allowance on our federal net operating carryforwards but have a $2.0 million valuation against our state net operating loss carryforwards.

In determining deferred tax liabilities, accounting rules require AOCI to be considered, even though such income or loss has not yet been earned. At year-end 2012, deferred tax liabilities exceeded deferred tax assets by $736.2 million with $53.6 million of deferred tax liability related to net deferred hedging gains in AOCI. At year-end 2011, deferred tax liabilities exceeded deferred tax assets by $767.1 million with $98.1 million of deferred tax liability related to net deferred hedging gains in AOCI.

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

Revenue Recognition

Natural gas, natural gas liquids and oil sales are recognized when the products are sold and delivery to the purchaser has occurred. We use the sales method to account for gas imbalances, recognizing revenue based on gas delivered rather than our working interest share of gas produced. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types of agreements include transportation charges. We report our gathering and transportation costs in accordance with Financial Accounting Standards Board Section 605-45-05 of Subtopic 605-45 for Revenue Recognition. One type of agreement is a netback arrangement, under which we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, we record revenue at the price we received from the purchaser. In the case of NGLs, we receive a net price from the purchaser (which is net of processing costs) which is recorded in revenue at the net price. Under the other arrangement, we sell natural gas or oil at a specific delivery point, pay transportation, gathering and compression to a third party and receive proceeds from the purchaser with no deduction. In that case, we record these costs as transportation, gathering and compression expense.

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The expense we recognize is net of estimated forfeitures. We estimate our forfeiture rate based on prior experience and adjust it as circumstances warrant. Substantially all Liability Awards are deposited in our deferred compensation plans at the time of grant and are classified as a liability due to the fact that these awards are expected to be settled wholly or partially in cash. The fair value of the Liability Awards is updated at each balance sheet date with changes in the fair value of the vested portion of the awards and recorded as increases or decreases to deferred compensation plan expense on the accompanying statement of operations.

Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” requiring additional disclosures about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 is not expected to impact our future financial position, results of operation or liquidity.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivatives instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 74% of our December 31, 2012 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2011 to December 31, 2012.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program also includes collars, which establishes a minimum floor price and a predetermined ceiling price. At December 31, 2012, our derivatives program includes swaps and collars. As of December 31, 2012, we had open swap contracts covering 77.9 Bcf of natural gas at prices averaging $3.64 per mcf, 3.3 million barrels of oil at prices averaging $95.70 per barrel, 2.4 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel and 1.8 million barrels of NGLs (the C3 component of NGLs) at prices averaging $35.55 per barrel. We had collars covering 242.7 Bcf of gas at weighted floor and cap prices of $4.13 to $4.72 per mcf and 1.8 million barrels of oil at weighted average floor and cap prices of $88.58 to $100.00 per barrel. These contracts expire monthly through December 2014. The fair value, represented by the estimated amount that would be realized upon immediate liquidation as of December 31, 2012, approximated a net unrealized pre-tax gain of $144.3 million compared to a gain of $251.3 million at December 31, 2011. This change is primarily related to the settlements of derivative contracts during 2012 and to the natural gas, NGLs and oil futures prices as of December 31, 2012, in relation to the new commodity derivative contracts we entered into during 2012 for 2013 and 2014.

At December 31, 2012, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2013	Collars	280,000 Mmbtu/day	$4.59–$ 5.05	$110,485
2014	Collars	385,000 Mmbtu/day	$3.80–$ 4.48	$8,307
2013	Swaps	213,384 Mmbtu/day	$3.64	$7,505

Crude Oil
2013	Collars	3,000 bbls/day	$90.60–$ 100.00	$1,764
2014	Collars	2,000 bbls/day	$85.55–$ 100.00	$458
2013	Swaps	5,081 bbls/day	$96.59	$6,162
2014	Swaps	4,000 bbls/day	$94.56	$3,487

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64	$6,998
2013	Re-purchased Swaps	1,500 bbls/day	$76.30	$5,920

NGLs (Propane)
2013	Swaps	5,000 bbls/day	$35.55	$(6,746)

We expect our NGLs production to continue to increase. In our Marcellus Shale operations, propane is a large product component of our NGLs production and we believe NGLs prices are somewhat seasonal. Therefore, the percentage of NGLs prices to NYMEX WTI (or West Texas Intermediate) will vary due to product components, seasonality and geographic supply and demand. We sell NGLs in several regional markets.

As of December 31, 2012, the relationship between the price of oil and the price of natural gas is at an unprecedented spread. Normally, natural gas liquids production is a by-product of natural gas production. Due to the current differences in prices, we and other producers may choose to sell natural gas at or below cost or otherwise dispose of natural gas to allow for the sale of only natural gas liquids.

Currently, there is little demand, or facilities to supply the existing demand, for ethane in the Appalachian region so, for our Appalachian production volumes, ethane remains in the natural gas stream. We currently have waivers from two transmission pipelines that allow us to leave ethane in the residue natural gas. We believe the limits are sufficient to cover our production through 2014. We have recently announced three ethane agreements where we have contracted to either sell or transport ethane from our Marcellus Shale area, which are expected to begin operations in mid to late 2013, early 2014 and early 2015. We cannot assure you that these facilities will become available. If we are not able to sell ethane, we may be required to curtail production which will adversely affect our revenues.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. At times, we have entered into basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements in the past that effectively fix the basis adjustments. We currently have entered into basis swaps agreements which settle in first quarter 2013 and have a fair value of $993,000 at December 31, 2012.

The following table shows the fair value of our collars, swaps and call options and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at December 31, 2012. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Collars	$121,014	$(90,661)	$(227,633)	$91,420	$234,267
Swaps	23,326	(84,846)	(211,326)	85,816	214,715
Basis	993	(17)	(17)	—	—

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At December 31, 2012, our derivative counterparties include fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior subordinated debt and variable rate bank debt. At December 31, 2012, we had $2.9 billion of debt outstanding. Of this amount, $2.2 billion bears interest at a fixed rate averaging 6.3%. Bank debt totaling $739.0 million bears interest at floating rates, which was 2.2% on that date. On December 31, 2012, the 30-day LIBOR rate was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2012 would cost us approximately $7.4 million in additional annual interest expense.

The fair value of our subordinated debt is based on year-end quoted market prices. The following table presents information on these fair values (in thousands):

	Carrying Value	Fair Value
Fixed rate debt:
Senior Subordinated Notes due 2018	$250,000	$262,500
(The interest rate is fixed at a rate of 7.25%)

Senior Subordinated Notes due 2019	289,185	332,250
(The interest rate is fixed at a rate of 8.0%)

Senior Subordinated Notes due 2020	500,000	542,500
(The interest rate is fixed at a rate of 6.75%)

Senior Subordinated Notes due 2021	500,000	535,000
(The interest rate is fixed at a rate of 5.75%)

Senior Subordinated Notes due 2022	600,000	627,000
(The interest rate is fixed at a rate of 5.00%)

	$2,139,185	$2,299,250

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements required by Item 8, see Item 15 in Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There have been no changes in our system of internal control over financial reporting (such as term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm Internal Control Over Financial Reporting” which appear on pages F-2 and F-3, respectively, under “Item 15. Exhibits, Financial Statements Schedules.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the 2012 annual stockholders’ meeting. Officers are appointed by our board of directors.

	Age	Office Held Since	Position
Charles L. Blackburn	85	2003	Director
Anthony V. Dub	63	1995	Director
V. Richard Eales	76	2001	Lead Independent Director
Allen Finkelson	66	1994	Director
Jim M. Funk	63	2008	Director
Jonathan S. Linker	64	2002	Director
Kevin S. McCarthy	53	2005	Director
John H. Pinkerton	58	1990	Director, Executive Chairman
Jeffrey L. Ventura	55	2003	Director, President & Chief Executive Officer
Roger S. Manny	55	2003	Executive Vice President & Chief Financial Officer
Alan W. Farquharson	55	2007	Senior Vice President – Reservoir Engineering & Economics
David P. Poole	50	2008	Senior Vice President –General Counsel & Corporate Secretary
Chad L. Stephens	57	1990	Senior Vice President – Corporate Development
Ray N. Walker, Jr.	55	2010	Senior Vice President – Chief Operating Officer
Rodney L. Waller	63	1999	Senior Vice President
Dori A. Ginn	55	2009	Vice President, Controller and Principal Accounting Officer

Charles L. Blackburn was first elected as a director in 2003. Mr. Blackburn has more than 40 years’ experience in oil and gas exploration and production serving in several executive and board positions. Previously, he served as Chairman and Chief Executive Officer of Maxus Energy Corporation from 1987 until that company’s sale to YPF Socieded Anonima in 1995. Maxus was the oil and gas producer which remained after Diamond Shamrock Corporation’s spin-off of its refining and marketing operations. Mr. Blackburn joined Diamond Shamrock in 1986 as President of their exploration and production subsidiary. From 1952 through 1986, Mr. Blackburn was with Shell Oil Company, serving as Director and Executive Vice President for exploration and production for the final ten years of that period. Mr. Blackburn has previously served on the Boards of Anderson Clayton and Co. (1978-1986), King Ranch Corp. (1987-1988), Penrod Drilling Co. (1988-1991), Landmark Graphics Corp. (1992-1996) and Lone Star Technologies, Inc. (1991-2001). Mr. Blackburn received his Bachelor of Science degree in Engineering Physics from the University of Oklahoma. On February 13, 2013, Mr. Blackburn advised the board of directors he did not wish to be nominated for re-election at the 2013 annual meeting of stockholders.

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

V. Richard Eales became a director in 2001 and was elected as Lead Independent Director in 2008. Mr. Eales has over 35 years of experience in the energy, technology and financial industries. He is currently retired, having been a financial consultant serving energy and information technology businesses from 1999 through 2002. Mr. Eales was employed by Union Pacific Resources Group Inc. from 1991 to 1999 serving as Executive Vice President from 1995 through 1999. Before 1991, Mr. Eales served in various financial capacities with Butcher & Singer and Janney Montgomery Scott, investment banking firms, as CFO of Novell, Inc., a technology company, and in the treasury department of Mobil Oil Corporation. Mr. Eales received his Bachelor of Chemical Engineering degree from Cornell University and his Master’s degree in Business Administration from Stanford University.

Allen Finkelson became a director in 1994. Mr. Finkelson was a partner at Cravath, Swaine & Moore LLP from 1977 to 2011, with the exception of the period 1983 through 1985, when he was a managing director of Lehman Brothers Kuhn Loeb Incorporated. Mr. Finkelson joined Cravath, Swaine & Moore LLP in 1971. Mr. Finkelson earned a Bachelor of Arts from St. Lawrence University and a J.D. from Columbia University School of Law.

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

Ray N. Walker, Jr., Senior Vice President – Chief Operating Officer, joined Range in 2006 and was elected to his current position in January 2012. Previously, Mr. Walker served as Senior Vice President-Environment, Safety and Regulatory and previously as Senior Vice President-Marcellus Shale where he led the development of the Company’s Marcellus Shale division. Mr. Walker is a Petroleum Engineer with more than 35 years of oil and gas operations and management experience having previously been employed by Halliburton in various technical and management roles, Union Pacific Resources and several private companies in which Mr. Walker served as an officer. Mr. Walker has a Bachelor of Science degree, in Agricultural Engineering from Texas A&M University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

See the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Range Proxy Statement for the 2012 Annual Meeting of Stockholders which is incorporated herein by reference. Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely on a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, other than as described below, during the fiscal year ended December 31, 2011, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions. Mr. Pinkerton had a delinquent Form 4 filing on February 6, 2012 for a transaction occurring on December 29, 2011.

Code of Ethics

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officers, principal financial officer, principal accounting officer, or persons performing similar functions (as well as directors and all other employees). A copy is available on our website, www.rangeresources.com and a copy in print will be provided to any person without charge, upon request. Such requests should be directed to the Corporate Secretary, 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102 or by calling (817) 870-2601. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our President and Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions on our website, under the Corporate Governance caption, promptly following the date of such amendment or waiver.

Identifying and Evaluating Nominees for Directors

See the material under the heading “Consideration of Director Nominees” in the Range Proxy Statement for the 2013 Annual Meeting of stockholders, which is incorporated herein by reference.

Audit Committee

See the material under the heading “Audit Committee” in the Range Proxy Statement for the 2013 Annual Meeting of stockholders, which is incorporated herein by reference.

NYSE 303A Certification

The President and Chief Executive Officer of Range Resources Corporation made an unqualified certification to the NYSE with respect to the Company’s compliance with the NYSE Corporate Governance listing standards on July 2, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2013 Annual Meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2013 Annual Meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2013 Annual Meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2013 Annual Meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

1.	Financial Statements:

2.	All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or related notes.

3.	Exhibits:

(a)	See Index of Exhibits on page 68 for a description of the exhibits filed as a part of this report.

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

exploratory well. A well drilled to find oil or gas in an unproved area, to find a new reservoir in an existing field previously found to be productive of oil and gas in another reservoir or to extend a known reservoir.

gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Mbbl. One thousand barrels of crude oil or other liquid hydrocarbons.

Mcf. One thousand cubic feet of gas.

Mcf per day. One thousand cubic feet of gas per day.

Mcfe. One thousand cubic feet of natural gas equivalents, based on a ratio of 6 mcf for each barrel of oil or NGLs, which reflects relative energy content.

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

proved developed reserves. Proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and (ii) through installed extracting equipment and infrastructure operational at the time of the reserve estimate if the extraction is by means not involving a well.

proved reserves. The quantities of crude oil, natural gas and NGLs that geological and engineering data can estimate with reasonable certainty to be economically producible within a reasonable time from known reservoirs under existing economic, operating and regulatory conditions prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

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

RANGE RESOURCES CORPORATION

Dated: February 26, 2013	By:	/s/ JEFFREY L. VENTURA
Jeffrey L. Ventura
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ JEFFREY L. VENTURA	Director, President and Chief Executive Officer	February 26, 2013
Jeffrey L. Ventura

/s/ JOHN H. PINKERTON	Director, Executive Chairman of the Board	February 26, 2013
John H. Pinkerton

/s/ ROGER S. MANNY	Executive Vice President and Chief Financial Officer	February 26, 2013
Roger S. Manny

/s/ DORI A. GINN	Vice President, Controller and Principal Accounting Officer	February 26, 2013
Dori A. Ginn

/s/ CHARLES L. BLACKBURN	Director	February 26, 2013
Charles L. Blackburn

/s/ ANTHONY V. DUB	Director	February 26, 2013
Anthony V. Dub

/s/ V. RICHARD EALES	Lead Independent Director	February 26, 2013
V. Richard Eales

/s/ ALLEN FINKELSON	Director	February 26, 2013
Allen Finkelson

/s/ JAMES M. FUNK	Director	February 26, 2013
James M. Funk

/s/ JONATHAN S. LINKER	Director	February 26, 2013
Jonathan S. Linker

/s/ KEVIN S. MCCARTHY	Director	February 26, 2013
Kevin S. McCarthy

RANGE RESOURCES CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders of

Range Resources Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Ernst and Young, LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2012. This report appears on the following page.

By:	/s/ JEFFREY L. VENTURA	By:	/s/ ROGER S. MANNY
	Jeffrey L. Ventura		Roger S. Manny
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer

Fort Worth, Texas

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Range Resources Corporation:

We have audited Range Resources Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Range Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Range Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Range Resources Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ equity, for each of the three years in the period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Range Resources Corporation:

We have audited the accompanying consolidated balance sheets of Range Resources Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ equity, for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Range Resources Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Range Resources Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

February 26, 2013

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$252	$92
Accounts receivable, less allowance for doubtful accounts of $2,374 and $4,015	167,495	127,180
Unrealized derivative gain	137,552	173,921
Inventory and other	22,315	14,070

Total current assets	327,614	315,263

Unrealized derivative gain	15,715	77,579
Equity method investments	132,449	138,130
Natural gas and oil properties, successful efforts method	8,111,775	6,784,027
Accumulated depletion and depreciation	(2,015,591)	(1,626,461)

	6,096,184	5,157,566

Transportation and field assets	117,717	123,349
Accumulated depreciation and amortization	(76,150)	(70,671)

	41,567	52,678

Other assets	115,206	104,254

Total assets	$6,728,735	$5,845,470

Liabilities
Current liabilities:
Accounts payable	$234,651	$311,369
Asset retirement obligations	2,470	5,005
Accrued liabilities	139,379	109,109
Liabilities of discontinued operations	—	653
Deferred tax liability	37,924	56,595
Accrued interest	36,248	29,201
Unrealized derivative loss	4,471	—

Total current liabilities	455,143	511,932

Bank debt	739,000	187,000
Subordinated notes	2,139,185	1,787,967
Deferred tax liability	698,302	710,490
Unrealized derivative loss	3,463	173
Deferred compensation liability	187,604	169,188
Asset retirement obligations and other liabilities	148,646	86,300

Total liabilities	4,371,343	3,453,050

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 162,641,896 issued at December 31, 2012 and 161,302,973 issued at December 31, 2011	1,626	1,613
Common stock held in treasury, 127,798 shares at December 31, 2012 and 171,426 shares at December 31, 2011	(4,760)	(6,343)
Additional paid-in capital	1,915,627	1,866,554
Retained earnings	360,990	373,969
Accumulated other comprehensive income	83,909	156,627

Total stockholders’ equity	2,357,392	2,392,420

Total liabilities and stockholders’ equity	$6,728,735	$5,845,470

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues and other income:
Natural gas, NGLs and oil sales	$1,351,694	$1,173,266	$823,290
Derivative fair value income	41,437	40,087	51,634
Gain on the sale of assets	49,132	2,260	76,642
Brokered natural gas, marketing and other	15,441	15,029	9,831

Total revenues and other income	1,457,704	1,230,642	961,397

Costs and expenses:
Direct operating	115,905	112,972	96,274
Transportation, gathering and compression	192,445	120,755	62,837
Production and ad valorem taxes	67,120	27,666	26,107
Brokered natural gas and marketing	20,434	11,986	9,761
Exploration	69,807	81,367	60,506
Abandonment and impairment of unproved properties	125,278	79,703	49,738
General and administrative	173,813	151,191	140,571
Termination costs	—	—	8,452
Deferred compensation plan	7,203	43,209	(10,216)
Interest expense	168,798	125,052	90,665
Loss on early extinguishment of debt	11,063	18,576	5,351
Depletion, depreciation and amortization	445,228	341,221	275,238
Impairment of proved properties and other assets	35,554	38,681	6,505

Total costs and expenses	1,432,648	1,152,379	821,789

Income from continuing operations before income taxes	25,056	78,263	139,608

Income tax expense (benefit)
Current	(1,778)	637	(836)
Deferred	13,832	34,920	51,746

	12,054	35,557	50,910

Income from continuing operations	13,002	42,706	88,698
Discontinued operations, net of taxes	—	15,320	(327,954)

Net income (loss)	$13,002	$58,026	$(239,256)

Income (loss) per common share:
Basic-income from continuing operations	$0.08	$0.26	$0.56
-discontinued operations	—	0.10	(2.09)

-net income (loss)	$0.08	$0.36	$(1.53)

Diluted-income from continuing operations	$0.08	$0.26	$0.55
-discontinued operations	—	0.10	(2.07)

-net income (loss)	$0.08	$0.36	$(1.52)

Weighted average common shares outstanding:
Basic	159,431	158,030	156,874
Diluted	160,307	159,441	158,428

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	December 31,
	2012	2011	2010
Net income (loss)	$13,002	$58,026	$(239,256)
Other comprehensive (loss) income:
Realized loss (gain) on hedge derivative contract settlements reclassified into earnings from other comprehensive income (loss), net of taxes	(144,434)	(82,196)	(39,931)
Change in unrealized deferred hedging gains (losses), net of taxes	71,716	171,353	100,980

Total comprehensive (loss) income	$(59,716)	$147,183	$(178,207)

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$13,002	$58,026	$(239,256)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain) loss from discontinued operations	—	(15,320)	327,954
Loss (gain) from equity method investments, net of distributions	5,670	16,871	(7,366)
Deferred income tax expense	13,832	34,920	51,746
Depletion, depreciation and amortization and proved property impairment	480,782	379,902	281,743
Exploration dry hole costs	841	3,888	3,700
Mark-to-market on natural gas and oil derivatives not designated as hedges (gain) loss	(5,958)	(15,762)	2,086
Abandonment and impairment of unproved properties	125,278	79,703	49,738
Unrealized derivative loss (gain)	3,221	(2,183)	(2,387)
Allowance for bad debts	750	946	3,608
Amortization of deferred financing costs, loss on extinguishment of debt and other	23,165	25,458	10,072
Deferred and stock-based compensation	60,136	86,979	34,964
Gain on the sale of assets	(49,132)	(2,259)	(76,642)
Changes in working capital:
Accounts receivable	(48,986)	(52,112)	(6,512)
Inventory and other	(7,376)	865	(333)
Accounts payable	13,654	738	2,867
Accrued liabilities and other	18,220	9,540	(2,096)

Net cash provided from continuing operations	647,099	610,200	433,886
Net cash provided from discontinued operations	—	21,437	79,436

Net cash provided from operating activities	647,099	631,637	513,322

Investing activities:
Additions to natural gas and oil properties	(1,498,628)	(1,199,545)	(732,860)
Additions to field service assets	(4,762)	(11,607)	(14,944)
Acreage and proved property purchases	(191,065)	(226,500)	(296,503)
Investment in equity method investments and other assets	—	—	(45)
Proceeds from disposal of assets	168,219	53,926	327,765
Purchase of marketable securities held by the deferred compensation plan	(60,406)	(25,388)	(17,670)
Proceeds from the sales of marketable securities held by the deferred compensation plan	58,084	20,410	19,572

Net cash used in investing activities from continuing operations	(1,528,558)	(1,388,704)	(714,685)
Net cash provided from (used in) investing activities from discontinued operations	—	840,723	(84,173)

Net cash used in investing activities	(1,528,558)	(547,981)	(798,858)

Financing activities:
Borrowing on credit facilities	1,773,000	887,826	1,055,000
Repayment on credit facilities	(1,221,000)	(974,826)	(1,105,000)
Issuance of subordinated notes	600,000	500,000	500,000
Repayment of subordinated notes	(259,375)	(413,697)	(202,458)
Dividends paid	(25,981)	(25,756)	(25,574)
Debt issuance costs	(12,605)	(22,003)	(9,600)
Issuance of common stock	2,073	619	5,903
Change in cash overdrafts	(1,126)	(51,474)	64,100
Proceeds from the sales of common stock held by the deferred compensation plan	26,633	12,899	5,246

Net cash provided from (used in) financing activities	881,619	(86,412)	287,617

Increase (decrease) in cash and cash equivalents	160	(2,756)	2,081
Cash and cash equivalents at beginning of year	92	2,848	767

Cash and cash equivalents at end of year	$252	$92	$2,848

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common stock		Common stock	Additional paid-	Retained	Accumulated other comprehensive
	Shares	Par value	held in treasury	in capital	earnings	income (loss)	Total
Balance as of December 31, 2009	158,336	$1,583	$(7,964)	$1,772,020	$606,529	$6,421	$2,378,589
Issuance of common stock	1,778	18	—	26,138	—	—	26,156
Stock-based compensation expense	—	—	—	22,797	—	—	22,797
Common dividends declared ($0.16 per share)	—	—	—	—	(25,574)	—	(25,574)
Treasury stock issuance	—	—	452	(452)	—	—	—
Other comprehensive income	—	—	—	—	—	61,049	61,049
Net loss	—	—	—	—	(239,256)	—	(239,256)

Balance as of December 31, 2010	160,114	1,601	(7,512)	1,820,503	341,699	67,470	2,223,761
Issuance of common stock	1,189	12	—	8,870	—	—	8,882
Stock-based compensation expense	—	—	—	26,674	—	—	26,674
Tax benefit of stock compensation	—	—	—	11,676	—	—	11,676
Common dividends declared ($0.16 per share)	—	—	—	—	(25,756)	—	(25,756)
Treasury stock issuance	—	—	1,169	(1,169)	—	—	—
Other comprehensive income	—	—	—	—	—	89,157	89,157
Net income	—	—	—	—	58,026	—	58,026

Balance as of December 31, 2011	161,303	1,613	(6,343)	1,866,554	373,969	156,627	2,392,420
Issuance of common stock	1,339	13	—	20,251	—	—	20,264
Stock-based compensation expense	—	—	—	30,405	—	—	30,405
Common dividends declared ($0.16 per share)	—	—	—	—	(25,981)	—	(25,981)
Treasury stock issuance	—	—	1,583	(1,583)	—	—	—
Other comprehensive loss	—	—	—	—	—	(72,718)	(72,718)
Net income	—	—	—	—	13,002	—	13,002

Balance as of December 31, 2012	162,642	$1,626	$(4,760)	$1,915,627	$360,990	$83,909	$2,357,392

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all of our subsidiaries. Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting and are carried at our share of net assets plus loans and advances. Income from equity method investments represents our proportionate share of income generated by equity method investees and is included in brokered natural gas, marketing and other revenues in the accompanying consolidated statements of operations. All material intercompany balances and transactions have been eliminated.

Discontinued Operations

During February 2011, we entered into an agreement to sell our Barnett Shale assets. In April 2011, we completed the sale of most of these assets and closed the remainder of the sale in August 2011. We have classified the historical results of the operations from such properties as discontinued operations, net of tax, in the accompanying statements of operations. See also Note 3 and Note 4 for more information regarding the sale of our Barnett Shale assets. Unless otherwise indicated, the information in these notes relate to our continuing operations.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, the reported amounts of revenues and expenses during the reporting period. Depletion of natural gas and oil properties is determined using estimates of proved oil and gas reserves. Our assessment of the recoverability of our proved natural gas and oil properties, and any assessment of impairment, is based on estimates of both proved and probable oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved and probable and reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluation for impairment of proved and unproved natural gas and oil properties are subject to numerous uncertainties, including, among others, estimates of future recoverable reserves and commodity price outlook. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Reclassifications

Certain reclassifications have been made to prior years’ reported amounts in order to conform with the current year presentation. This includes the reclassification of gas purchases and other marketing costs to brokered natural gas and marketing expense. These reclassifications did not impact our net income from continuing operations, stockholders’ equity or cash flows (in thousands).

	2011	2010
Other revenues, as previously reported	$3,043	$70
Revision of brokered natural gas and marketing	11,986	9,761

Brokered natural gas, marketing and other revenue, reported	$15,029	$9,831

Brokered natural gas and marketing expenses, previously reported	$—	$—
Revision of brokered natural gas and marketing expenses	11,986	9,761

Brokered natural gas and marketing expenses, reported	$11,986	$9,761

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

We have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. Throughout the year, we allocate capital resources on a project-by-project basis, across our entire asset base to maximize profitability without regard to individual areas.

Revenue Recognition, Accounts Receivable and Gas Imbalances

Natural gas, NGLs and oil sales are recognized when the products are sold and delivery to the purchaser has occurred. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types of agreements include transportation charges. We are reporting our gathering and transportation costs in accordance with Financial Accounting Standard Board (“FASB”) Section 605-45-05 of Subtopic 605-45 for Revenue Recognition. One type of agreement is a netback arrangement, under which we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, we record revenue at the price we received from the purchaser. In the case of NGLs, we receive a net price from the purchaser (which is net of processing costs) which is also recorded in revenue at the net price we receive from the purchaser. Under the other arrangement, we sell natural gas or oil at a specific delivery point, pay transportation expenses to a third party and receive proceeds from the purchaser with no transportation deduction. In that case, we record revenue at the price received from the purchaser and record the expenses we incur as transportation, gathering and compression expense. We realize brokered margins as a result of buying and selling natural gas utilizing separate purchase and sale transactions, typically with separate counterparties. The amount of brokered margin was immaterial in 2012.

Although receivables are concentrated in the oil and gas industry, we do not view this as an unusual credit risk. We provide for an allowance for doubtful accounts for specific receivables judged unlikely to be collected based on the age of the receivable, our experience with the debtor, potential offsets to the amount owed and economic conditions. In certain instances, we require purchasers to post stand-by letters of credit. Many of our receivables are from joint interest owners of properties we operate. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. We have allowances for doubtful accounts relating to exploration and production receivables of $2.4 million at December 31, 2012 compared to $4.0 million at December 31, 2011. During the year ended 2012, we recorded bad debt expense of $750,000 compared to $946,000 in 2011.

We use the sales method to account for gas imbalances, recognizing revenue based on gas delivered rather than our working interest share of the gas produced. A liability is recognized when the imbalance exceeds the estimate of remaining reserves. At December 31, 2012, we had recorded a net liability of $267,000 for those wells where it was determined that there were insufficient reserves to recover the imbalance situation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Marketable Securities

Investments in unaffiliated equity securities held in our deferred compensation plans qualify as trading securities and are recorded at fair value. Investments held in the deferred compensation plans consist of various publicly-traded mutual funds. These funds are made up of investments, which include equity securities and money market instruments.

Inventory

Inventories were comprised of $16.3 million of materials and supplies at December 31, 2012 compared to $10.9 million at December 31, 2011. Inventories consist primarily of tubular goods used in our operations and are stated at the lower of specific cost of each inventory item or market, on a first-in, first-out basis. Our material and supplies inventory is primarily acquired for use in future drilling operations or repair operations. In 2011, we sold tubular goods and other inventory for proceeds of $8.0 million and recorded a gain of $359,000. At December 31, 2012, we also have $2.6 million of commodity inventory which is carried at lower of average cost or market, on a first in, first out basis.

Natural Gas and Oil Properties

Property Acquisition Costs

We follow the successful efforts method of accounting for natural gas and oil producing activities. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, delay rentals and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. The status of suspended well costs is monitored continuously and reviewed not less than quarterly. We capitalize successful exploratory wells and all developmental wells, whether successful or not. Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather our ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and are being pursued constantly. Consequently, our assessment of suspended exploratory well costs is continuous until a decision can be made that the project has found proved reserves to sanction the project or is noncommercial and is charged to exploration expense. See Note 7 for additional information regarding our suspended exploratory well costs.

Depreciation, Depletion and Amortization

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

Impairments

Our natural gas and oil producing properties are reviewed for impairment periodically as events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization is less than the estimated expected undiscounted future net cash flows. The expected future net cash flows are estimated based on our plans to produce and develop reserves. Expected future net cash inflow from the sale of produced reserves is calculated based on estimated future prices and estimated operating and development costs. We estimate prices based upon market related information including published futures prices. The estimated future level of production, which is based on proved and risk adjusted probable reserves, has assumptions surrounding the future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climate. In certain circumstances, we also consider potential sales of properties to third parties in our estimates of cash flows. When the carrying value exceeds the sum of future net cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future net cash flows using a discount rate similar to that used by market participants) and the carrying value of the asset. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future natural gas and oil prices, an estimate of the ultimate amount of recoverable natural gas and oil reserves that will be produced from an asset group, the timing of future production, future production costs, future abandonment costs and future inflation. We cannot predict whether impairment charges may be required in the future. If natural gas, NGLs and oil prices decrease or drilling efforts are unsuccessful, we may be required to record additional impairments. For additional information regarding proved property impairments, see Note 12.

We evaluate our unproved property investment periodically for impairment. The majority of these costs generally relate to the acquisition of leasehold costs. The costs are capitalized and evaluated (at least quarterly) as to recoverability, based on changes brought about by economic factors and potential shifts in business strategy employed by management. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. Impairment of individually significant unproved property is assessed on a property-by-property basis considering a combination of time, geologic and engineering factors. Unproved properties had a net book value of $743.5 million in 2012 compared to $748.6 million in 2011. We have recorded abandonment and impairment expense related to unproved properties from continuing operations of $125.3 million in 2012 compared to $79.7 million in 2011 and to $49.7 million in 2010.

Dispositions

Proceeds from the disposal of natural gas and oil producing properties that are part of an amortization base are credited to the net book value of the amortization group with no immediate effect on income. However, gain or loss is recognized if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

Transportation and Field Assets

Our gas transportation and gathering systems are generally located in proximity to certain of our principal fields. Depreciation on these pipeline systems is provided on the straight-line method based on estimated useful lives of ten to fifteen years. We receive third-party income for providing field service and certain transportation services, which is recognized as earned. Depreciation on the associated assets is calculated on the straight-line method based on estimated useful lives ranging from five to seven years. Transportation and field assets also includes other property and equipment such as buildings, furniture and fixtures, leasehold improvements, data processing and communication equipment. These items are generally depreciated by individual components on a straight line basis over their economic useful life, which is generally from three to fifteen years. Leasehold improvements are amortized over the lesser of their economic useful lives or the underlying terms of the associated leases. Depreciation expense was $13.2 million in 2012 compared to $16.2 million in 2011 and $16.1 million in 2010.

Other Assets

The expenses of issuing debt are capitalized and included in other assets in the accompanying consolidated balance sheets. These costs are amortized over the expected life of the related instruments. When debt is retired before maturity or modifications significantly change the cash flows, related unamortized costs are expensed. Other assets at December 31, 2012 include $43.1 million of unamortized debt issuance costs, $57.8 million of marketable securities held in our deferred compensation plans and $14.3 million of other investments including surface acreage. Other assets at December 31, 2011 include $39.4 million of unamortized debt issuance costs, $50.2 million of marketable securities held in our deferred compensation plans and $14.6 million of other investments including surface acreage.

Accounts Payable

Included in accounts payable at December 31, 2012 and 2011, are liabilities of approximately $44.6 million and $45.7 million representing the amount by which checks issued, but not presented to our banks for collection, exceeded balances in our applicable bank accounts.

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

Derivative Financial Instruments and Hedging

All of our derivative instruments are issued to manage the price risk attributable to our expected natural gas, NGLs and oil production. While there is risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital and better access to bank and other capital markets. Every unsettled derivative instrument is recorded in the accompanying consolidated balance sheets as either an asset or a liability measured at its fair value. In most cases, our derivatives are reflected on our consolidated balance sheet on a net basis by brokerage firm, when they are governed by master netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows.

Through December 2012, we have elected to designate our commodity derivative instruments that qualify for hedge accounting as cash flow hedges. To designate a derivative as a cash flow hedge, we document at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, we determine the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as natural gas, NGLs and oil sales when the underlying transaction occurs. If it is determined that the designated hedged transaction is probable to not occur, any unrealized gains or losses is recognized immediately in derivative fair value income in the accompanying consolidated statements of operations. During 2010, we recognized pre-tax gains of $11.6 million as a result of the discontinuance of hedge accounting treatment for certain of our derivatives. In 2012 and 2011, we did not transfer any gains or losses into derivative fair value as a result of discontinuing hedge accounting.

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

Realized and unrealized gains and losses on derivatives that are not designated as hedges (or “non-hedge derivatives”) are accounted for using the mark-to-market accounting method. We recognize all unrealized and realized gains and losses related to these contracts in each period in derivative fair value income in the accompanying consolidated statements of operations. At times, we have also entered into basis swap agreements, which do not qualify for hedge accounting and are marked to market. The price we receive for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively fix our basis adjustments.

Concentrations of Credit Risk

As of December 31, 2012, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate security are obtained as necessary to limit risk of loss. Our allowance for uncollectible receivables was $2.4 million at December 31, 2012 compared to $4.0 million at December 31, 2011. As of December 31, 2012, our derivative contracts consist of swaps and collars. Our exposure is diversified primarily among major investment grade financial institutions, the majority of which we have master netting agreements which provides for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and or credit ratings. We may also limit the level of exposure with any single counterparty. At December 31, 2012 our derivative counterparties include fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. At December 31, 2012, our net derivative asset includes a receivable from two counterparties not included in our bank credit facility of $7.1 million. For those counterparties that are not secured lenders in our bank credit facility or for which we do not have master netting arrangements, net derivative asset values are determined, in part, by reviewing credit default swap spreads for the counterparties. Net derivative liabilities are determined, in part, by using our market based credit spread. None of our derivative contracts have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement date. We have also entered into the International SWAP Dealers Association Master Agreements (“ISDA Agreements”) with our counterparties. The terms of the ISDA Agreements provide us and our counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

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

Environmental Costs

Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets. Expenditures that relate to an existing condition caused by past operations that have no future economic benefits are expensed.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their tax bases as reported in our filings with the respective taxing authorities. Deferred tax assets are recorded when it is more likely than not that they will be realized. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include our expectation to generate sufficient taxable income in the periods before tax credits and operating loss carryforwards expire. We do not recognize a deferred tax asset for excess tax benefits on equity compensation that have not been realized due to our net operating loss tax position for federal or state tax purposes.

Accumulated Other Comprehensive Income

The following details the components of AOCI and related tax effects for the three years ended December 31, 2012. Amounts included in AOCI exclusively relate to our derivative activity (in thousands).

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income at December 31, 2009	$10,192	$(3,771)	$6,421
Contract settlements reclassified to income	(64,772)	24,841	(39,931)
Change in unrealized deferred hedging gains	165,642	(64,662)	100,980

Accumulated other comprehensive income at December 31, 2010	111,062	(43,592)	67,470
Contract settlements reclassified to income	(132,201)	50,005	(82,196)
Change in unrealized deferred hedging gains	275,817	(104,464)	171,353

Accumulated other comprehensive income at December 31, 2011	254,678	(98,051)	156,627
Contract settlements reclassified to income	(236,305)	91,871	(144,434)
Change in unrealized deferred hedging gains	119,182	(47,466)	71,716

Accumulated other comprehensive income at December 31, 2012	$137,555	$(53,646)	$83,909

Accounting Pronouncements Implemented

Recently Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance requires prospective application. We adopted this new requirement in first quarter 2012 and it did not have a material effect on our consolidated financial statements.

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

(3) DISPOSITIONS AND ACQUISITIONS

2012 Dispositions

In October 2012, we entered into an agreement to sell our Ardmore Woodford properties in Southern Oklahoma. We closed this sale in November 2012. The gross cash proceeds were $135.0 million. The agreements had a July 1, 2012 effective date and consequently, operating net revenues after July 2012 were a downward adjustment to the sales price. We recorded a pre-tax gain of $55.2 million related to this sale. In fourth quarter 2011, we exchanged unproved property in Ohio for unproved property in Pennsylvania where we received $11.5 million in cash and recorded a $4.5 million gain in 2011. In 2012, we recorded an additional gain of $6.8 million related to this same transaction.

In September 2012, we sold unproved properties in three counties in Pennsylvania for proceeds of $13.9 million resulting in a pre-tax gain of $746,000. As part of this agreement, we retained an overriding royalty of 1% to 5% on a large portion of the leases. In June 2012, we sold a suspended exploratory well in the Marcellus Shale for proceeds of $2.5 million resulting in a pre-tax loss of $2.5 million. In March 2012, we sold seventy-five percent of a prospect in East Texas which included unproved properties and a suspended exploratory well to a third party for proceeds of $8.6 million resulting in a pre-tax loss of $10.9 million. As part of this agreement, we retained a carried interest on the first well drilled and an overriding royalty of 2.5% to 5.0% in the prospect.

In December 2012, we announced our plan to offer for sale certain of our Permian Basin and Delaware properties in southeast New Mexico and West Texas. The data room opened in early January 2013, and on February 26, 2013, we announced we signed a definitive agreement to sell these assets for a price of $275.0 million, subject to normal post-closing adjustments. However, the completion of the sale is dependent upon customary prospective buyer due diligence procedures and there can be no assurance the sale will be completed or that there will not be changes to the sales price.

2011 Dispositions

In February 2011, we entered into an agreement to sell substantially all of our Barnett Shale properties located in North Central Texas (Dallas, Denton, Ellis, Hill, Hood, Johnson, Parker, Tarrant and Wise Counties), which also included the assumption of certain derivative contracts by the buyer and was subject to normal post-closing adjustments. We closed substantially all of this sale in April 2011 and closed the remainder in August 2011. The gross cash proceeds were approximately $889.3 million, including certain derivative contracts assumed by the buyer. The agreements had a February 1, 2011 effective date and consequently operating net revenues after February 2011 were a downward adjustment to the sales price. In 2011, we recorded a pretax gain of $4.8 million in discontinued operations related to this sale. In the accompanying December 31, 2010 balance sheet, we have classified these assets and liabilities as discontinued operations. As indicated in Notes 2 and 4, the historic results of our Barnett Shale operations are presented as discontinued operations.

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

In fourth quarter 2011, we exchanged unproved property in Ohio for unproved property in Pennsylvania where we also received $11.5 million in cash as part of the transaction. We recorded a $4.5 million gain related to this transaction. In third quarter 2011, we sold various producing properties located in East Texas for proceeds of $10.5 million. We recognized an impairment charge of $31.2 million in third quarter 2011 related to these East Texas properties. For additional information on this impairment, see Note 12. Also in third quarter 2011, we sold producing properties in Pennsylvania for proceeds of $5.4 million, with no gain or loss recognized, as the sale did not materially impact the depletion rate of the remaining properties in the amortization base. In first quarter 2011, we sold a low pressure pipeline for $14.7 million in proceeds, with no gain or loss recognized.

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

In June 2010, we purchased proved and unproved natural gas properties in Virginia for approximately $134.5 million. After recording asset retirement obligations, the purchase price allocated $131.3 million to proved property and $3.7 million to unproved property. We used proceeds from our like-kind exchange account to fund this acquisition (see 2010 Dispositions above). No pro forma information has been provided, as the acquisition was not considered significant.

(4) DISCONTINUED OPERATIONS

The following table represents the components of our Barnett Shale operations as discontinued operations for the years ended December 31, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2011	2010
Revenues and other income:
Natural gas, NGLs and oil sales	$59,185	$157,778
Gain on the sale of assets	4,771	955
Other	10	67

Total revenues and other income	63,966	158,800

Costs and expenses:
Direct operating	10,080	35,328
Transportation, gathering and compression	5,257	8,624
Production and ad valorem taxes	1,309	7,545
Exploration	37	581
Abandonment and impairment of unproved properties	—	20,233
Interest expense (a)	14,791	40,527
Depletion, depreciation and amortization	8,894	88,269
Impairment of proved properties	—	463,244

Total costs and expenses	40,368	664,351

Income (loss) before income taxes	23,598	(505,551)

Income tax expense (benefit)
Current	—	—
Deferred	8,278	(177,597)

	8,278	(177,597)

Net income (loss) from discontinued operations	$15,320	$(327,954)

(a)	Interest expense is allocated to discontinued operations based on the ratio of net assets of discontinued operations to our consolidated net assets plus long-term debt.

The carrying values of our Barnett operations were included in discontinued operations in the accompanying consolidated balance sheets, which is comprised of the following (in thousands):

December 31, 2011
Composition of liabilities of discontinued operations:
Accrued liabilities	$653

Total current liabilities of discontinued operations	$653

(5) INCOME TAXES

Our income tax expense from continuing operations was $12.1 million for the year ended December 31, 2012 compared to $35.6 million in 2011 and $50.9 million in 2010. Reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State	0.7	7.0	(0.2)
Non-deductible executive compensation	1.4	3.5	0.2
Valuation allowance	8.8	(0.4)	1.4
Other	2.2	0.3	0.1

Consolidated effective tax rate	48.1%	45.4%	36.5%

Income tax provision (benefit) attributable to income from continuing operations before income taxes consists of the following (in thousands):

	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$—	$11,873	$11,873	$—	$30,055	$30,055	$—	$51,280	$51,280
U.S. state and local	(1,778)	1,959	181	637	4,865	5,502	(836)	466	(370)

Total	$(1,778)	$13,832	$12,054	$637	$34,920	$35,557	$(836)	$51,746	$50,910

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Current
Deferred compensation	$6,192	$8,607
Current portion of asset retirement obligation	961	2,011
Other	8,896	1,423

Total current	16,049	12,041

Non-current
Net operating loss carryforward	56,402	63,568
Deferred compensation	72,904	64,176
Equity compensation	23,363	20,576
AMT credits and other credits	2,761	3,505
Non-current portion of asset retirement obligation	56,764	30,358
Cumulative unrealized mark-to-market (gain) loss	(262)	2,373
Other	1,379	1,500
Valuation allowance	(9,052)	(4,534)

Total non-current	204,259	181,522

Deferred tax liabilities:
Current
Net unrealized gain in AOCI related to hedge derivatives	(49,124)	(68,636)
Other	(2,004)	—
Cumulative unrealized mark-to-market gain	(2,845)	—

Total current	(53,973)	(68,636)

Non-current
Depreciation, depletion and investments	(894,031)	(862,597)
Net unrealized gain in AOCI related to hedge derivatives	(4,522)	(29,415)
Other	(4,008)	—

Total non-current	(902,561)	(892,012)

Net deferred tax liability	$(736,226)	$(767,085)

At December 31, 2012, deferred tax liabilities exceeded deferred tax assets by $736.2 million, with $53.6 million of deferred tax liability related to net deferred hedging gains included in AOCI. As of December 31, 2012, we have a $7.1 million valuation allowance on the deferred tax asset related to our deferred compensation plan for planned future distributions to certain executives to the extent that their estimated future compensation plus distribution amounts would exceed the $1.0 million deductible limit provided under I.R.C. Section 162(m). As of December 31, 2011, we had a $4.5 million valuation allowance on the deferred tax asset related to our deferred compensation plan.

At December 31, 2012, we had regular net operating loss (“NOL”) carryforwards of $318.1 million and alternative minimum tax (“AMT”) NOL carryforwards of $292.9 million that expire between 2018 and 2032. Our deferred tax asset related to regular NOL carryforwards at December 31, 2012 was $29.3 million, which is net of the Accounting Standards Codification 718 Stock Compensation reduction for unrealized benefits, related to NOL’s created by excess tax deductions that have not generated current tax benefits. Regular NOLs generally offset taxable income and to such extent, no income tax payments are required. At December 31, 2012, we have AMT credit carryforwards of $665,000 that are not subject to limitation or expiration.

We file consolidated tax returns in the United States federal jurisdiction. We file separate company state income tax returns in Louisiana, Mississippi, Pennsylvania and Virginia and file consolidated or unitary state income tax returns in New Mexico, Oklahoma, Texas and West Virginia. We are subject to U.S. Federal income tax examinations for the years 2009 and after and we are subject to various state tax examinations for years 2008 and after. We have not extended the statute of limitation period in any income tax jurisdiction. Our policy is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties related to tax amounts as of December 31, 2012. Throughout 2012, our unrecognized tax benefits were not material.

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

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Income (loss) as reported	$13,002	$—	$13,002	$42,706	$15,320	$58,026	$88,698	$(327,954)	$(239,256)
Participating basic earnings (a)	(460)	—	(460)	(763)	(274)	(1,037)	(1,574)	1,120	(454)

Basic income (loss) attributed to common shareholders	12,542	—	12,542	41,943	15,046	56,989	87,124	(326,834)	(239,710)
Reallocation of participating earnings (a)	—	—	—	3	2	5	11	(11)	—

Diluted income (loss) attributed to common shareholders	$12,542	$—	$12,542	$41,946	$15,048	$56,994	$87,135	$(326,845)	$(239,710)

Income (loss) per common share:
Basic	$0.08	$—	$0.08	$0.26	$0.10	$0.36	$0.56	$(2.09)	$(1.53)
Diluted	$0.08	$—	$0.08	$0.26	$0.10	$0.36	$0.55	$(2.07)	$(1.52)

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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2012	2011	2010
Denominator:
Weighted average common shares outstanding – basic	159,431	158,030	156,874
Effect of dilutive securities:
Director and employee stock options and SARs	876	1,411	1,554

Weighted average common shares outstanding – diluted	160,307	159,441	158,428

Weighted average common shares – basic excludes 2.9 million shares at December 31, 2012, 2.9 million shares at December 31, 2011 and 2.8 million shares at December 31, 2010 of restricted stock Liability Awards held in our deferred compensation plans (although all awards are issued and outstanding upon grant). Stock appreciation rights (“SARs”) of 854,000, 795,000 and 2.1 million shares for the years ended December 31, 2012, 2011 and 2010 were outstanding but not included in the computations of diluted net income per share because the grant prices of the SARs were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(7) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. The following table reflects the changes in capitalized exploratory well costs for the year ended December 31, 2012, 2011 and 2010 (in thousands except for number of projects):

	2012	2011	2010
Balance at beginning of period	$93,388	$23,908	$19,052
Additions to capitalized exploratory well costs pending the determination of proved reserves	153,250	86,996	28,897
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(184,298)	(17,516)	(24,041)
Divested wells	(4,980)	—	—
Capitalized exploratory well costs charged to expense	—	—	—

Balance at end of period	57,360	93,388	23,908
Less exploratory well costs that have been capitalized for a period of one year or less	(45,965)	(83,860)	(13,181)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$11,395	$9,528	$10,727

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	5	3	4

As of December 31, 2012, the $11.4 million of capitalized exploratory well costs that have been capitalized for more than one year is comprised of two wells waiting on pipelines and three wells not operated by us. Four of the five wells are in our Marcellus Shale area. The following table provides an aging of capitalized exploratory well costs that have been suspended for more than one year as of December 31, 2012 (in thousands):

	Total	2012	2011	2010	2009	2008
Capitalized exploratory well costs that have been capitalized for more than one year	$11,395	$970	$5,946	$72	$2,884	$1,523

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at December 31, 2012 is shown parenthetically) (in thousands). No interest was capitalized during 2012, 2011, and 2010:

	December 31,
	2012	2011
Bank debt (2.2%)	$739,000	$187,000

Senior subordinated notes:
7.5% senior subordinated notes due 2017	—	250,000
7.25% senior subordinated notes due 2018	250,000	250,000
8.00% senior subordinated notes due 2019, net of $10,815 and $12,033 discount, respectively	289,185	287,967
6.75% senior subordinated notes due 2020	500,000	500,000
5.75% senior subordinated notes due 2021	500,000	500,000
5.00% senior subordinated notes due 2022	600,000	—

Total debt	$2,878,185	$1,974,967

Bank Debt

In February 2011, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets. The bank credit facility provides for an initial commitment equal to the lesser of the facility amount or the borrowing base. On December 31, 2012, the facility amount was $1.75 billion and the borrowing base was $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually and for event-driven unscheduled redeterminations. Our current bank group is comprised of twenty-eight financial institutions, with no one bank holding more than 9% of the total facility. The facility amount may be increased to the borrowing base amount with twenty-day notice, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. As of December 31, 2012, the outstanding balance under the bank credit facility was $739.0 million as well as $84.7 million of undrawn letters of credit leaving $926.3 million of borrowing capacity available under the facility amount. The facility matures on February 18, 2016. Borrowings under the bank facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.50% to 1.5% or LIBOR borrowings at the Adjusted LIBO Rate (as defined) plus a spread ranging from 1.5% to 2.5%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 2.2% for each of the years ended December 31, 2012, 2011 and 2010. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At December 31, 2012, the commitment fee was 0.375% and the interest rate margin was 1.75% on our LIBOR loans and 0.75% on our base rate loans.

Senior Subordinated Notes

In March 2012, we issued $600.0 million aggregate principal amount of 5.00% senior subordinated notes due 2022 (“5.00% Notes”) for net proceeds of $589.5 million after underwriting discounts and commissions of $10.5 million. The 5.00% Notes were issued at par. Interest on the 5.00% Notes is payable semi-annually in February and August and is guaranteed by all of our subsidiary guarantors. We may redeem the 5.00% Notes, in whole or in part, at any time on or after February 15, 2017, at a redemption price of 102.5% of the principal amount as of February 15, 2017, declining to 100% on February 15, 2020 and thereafter. Before February 2015, we may redeem up to 35% of the original aggregate principal amount of the 5.00% Notes at a redemption price equal to 105% of the principal amount thereof, plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings, provided that 65% of the aggregate principal amount of the 5.00% Notes remain outstanding immediately after the occurrence of such redemption and also provided such redemption shall occur within 60 days of the date of closing of the equity offering. The proceeds of the issuance were used to pay down our outstanding credit facility balance and for general corporate purposes.

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

Early Extinguishment of Debt

We called our 7.5% senior subordinated notes due 2017 at 103.75% of par which we redeemed on December 28, 2012. In fourth quarter 2012, we recognized an $11.1 million loss on extinguishment of debt, including transaction call premium cost as well as expensing of deferred financing cost on repurchased debt.

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

Guarantees

Range Resources Corporation is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees by our subsidiaries of our senior subordinated notes are full and unconditional and joint and several, subject to certain customary release provisions. These circumstances include (i) when a subsidiary guarantor is sold or sells all or substantially all of its assets and (ii) when a subsidiary guarantor is declared “unrestricted” for covenant purposes.

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.25 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0. We were in compliance with our covenants under the bank credit facility at December 31, 2012.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At December 31, 2012, we were in compliance with these covenants.

Following is the principal maturity schedule for our long-term debt outstanding as of December 31, 2012 (in thousands):

Year Ended December 31,
2013	$—
2014	—
2015	—
2016	739,000
2017	—
2018	250,000
Thereafter	1,889,185

$2,878,185

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well life. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Beginning of period	$84,810	$60,693
Liabilities incurred	9,802	3,265
Liabilities settled	(3,649)	(4,717)
Disposition of wells	(1,457)	(716)
Accretion expense	8,793	5,488
Change in estimate	48,179	20,797

End of period	146,478	84,810

Less current portion	(2,470)	(5,005)

Long-term asset retirement obligations – continuing operations	$144,008	$79,805

Accretion expense is recognized as an increase to depreciation, depletion and amortization expense in the accompanying statements of operations.

(10) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares, which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2010:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	161,131,547	159,909,052	158,118,937
Stock options/SARs exercised	926,425	862,774	991,988
Restricted stock grants	354,674	326,591	405,127
Restricted stock units vested	57,824	—	—
Issued for acreage purchases	—	—	380,229
Treasury shares	43,628	33,130	12,771

Ending balance	162,514,098	161,131,547	159,909,052

Common Stock Dividends

The Board of Directors declared quarterly dividends of $0.04 per common share for each of the four quarters of 2012, 2011 and 2010. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, level of capital expenditures, our future business prospects and other matters our Board of Directors deem relevant. Our bank credit facility and our senior subordinated notes allow for the payment of common dividends, with certain limitations. Dividends are limited to our legally available funds.

(11) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap or collar contracts to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we sold NGLs derivative swap contracts (“sold swaps”) for the natural gasoline (or C5) component of natural gas liquids and in 2012, we entered into purchased NGLs derivative swaps (“re-purchased swaps”) for C5 volumes. These re-purchased swaps were, in some cases, with the same counterparties as our sold swaps. We entered into these re-purchased swaps to lock in certain natural gasoline derivative gains. In second quarter 2012, we also entered into NGLs derivative swap contracts for the propane (or C3) component of NGLs. These C5 and C3 derivatives are intended to manage our exposure to NGLs commodity price fluctuations. At December 31, 2012, we had open swap contracts covering 77.9 Bcf of natural gas at prices averaging $3.64 per mcf, 3.3 million barrels of oil at prices averaging $95.70 per barrel, 2.4 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel and 1.8 million barrels of NGLs (the C3 component of NGLs) at prices averaging $35.55 per barrel. At December 31, 2012, we had collars covering 242.7 Bcf of gas at weighted average floor and cap prices of $4.13 to $4.72 per mcf and 1.8 million barrels of oil at weighted average floor and cap prices of $88.58 to $100.00 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a net unrealized pre-tax gain of $144.3 million at December 31, 2012. These contracts expire monthly through December 2014. The following table sets forth the derivative volumes by year as of December 31, 2012.

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2013	Collars	280,000 Mmbtu/day	$4.59–$ 5.05
2014	Collars	385,000 Mmbtu/day	$3.80–$ 4.48
2013	Swaps	213,384 Mmbtu/day	$3.64

Crude Oil
2013	Collars	3,000 bbls/day	$90.60–$ 100.00
2014	Collars	2,000 bbls/day	$85.55–$ 100.00
2013	Swaps	5,081 bbls/day	$96.59
2014	Swaps	4,000 bbls/day	$94.56

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64
2013	Re-purchased Swaps	1,500 bbls/day	$76.30

NGLs (Propane)
2013	Swaps	5,000 bbls/day	$35.55

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of our derivatives that qualify for hedge accounting are recorded as a component of AOCI in the stockholders’ equity section of the accompanying consolidated balance sheets, which is later transferred to natural gas, NGLs and oil sales when the underlying physical transaction occurs and the hedging contract is settled. As of December 31, 2012, an unrealized pre-tax derivative gain of $137.6 million was recorded in AOCI. This gain will be reclassified into earnings as a gain of $127.3 million in 2013 and a gain of $10.3 million in 2014 as the contracts are sold but the actual reclassification to earnings will be based on market prices at the contract settlement date. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings in derivative fair value income.

For those derivative instruments that qualify for hedge accounting, settled transaction gains and losses are determined monthly, and are included as increases or decreases to natural gas, NGLs and oil sales in the period the hedged production is sold. Natural gas, NGLs and oil sales include $236.3 million of gains in 2012 compared to gains of $123.6 million in 2011 and gains of $64.8 million in 2010 related to settled hedging transactions. Any ineffectiveness associated with these hedge derivatives are reflected in derivative fair value income in the accompanying statements of operations. The ineffective portion is calculated as the difference between the changes in fair value of the derivative and the estimated change in future cash flows from the item hedged. Derivative fair value income for the year ended December 31, 2012 includes ineffective gains (unrealized and realized) of $1.1 million compared to $9.5 million in 2011 and $2.0 million in 2010.

Basis Swap Contracts

At December 31, 2012, we had natural gas basis swap contracts that are not designated for hedge accounting which lock in the differential between NYMEX and those of our physical pricing points, which settle in first quarter 2013. The fair value of these contracts was $993,000 on December 31, 2012.

Derivative fair value income

The following table presents information about the components of derivative fair value income in the three-year period ended December 31, 2012 (in thousands):

	2012	2011	2010
Change in fair value of derivatives that do not qualify for hedge accounting (a)	$5,958	$15,762	$(2,086)
Realized gain (loss) on settlement–natural gas (a) (b)	131	14,743	35,988
Realized gain (loss) on settlement–oil (a) (b)	2,486	(9,574)	—
Realized gain (loss) on settlement–NGLs (a) (b)	31,737	9,612	—
Realized gain on early settlement of oil derivatives	—	—	15,697
Hedge ineffectiveness–realized	4,346	7,361	(352)
–unrealized	(3,221)	2,183	2,387

Derivative fair value income	$41,437	$40,087	$51,634

(a)	Derivatives that do not qualify for hedge accounting.
(b)

These amounts represent the realized gains and losses on settled derivatives that do not qualify for hedge accounting, which before settlement are included in the category above called the change in fair value of derivatives that do not qualify for hedge accounting.

Derivative assets and liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 is summarized below (in thousands). As of December 31, 2012, we are conducting derivative activities with fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. We believe all of these institutions are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of our counterparties is subject to periodic review. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements.

	December 31,
	2012	2011
Derivative assets:
Natural gas–swaps	$7,504	$54,162
–collars	122,255	228,228
–basis swaps	993	—
Crude oil–swaps	9,650	(263)
–collars	2,222	(16,607)
–call options	—	(29,348)
NGLs–C5 swaps	10,643	15,328

	$153,267	$251,500

Derivative liabilities:
Natural gas–collars	$(3,463)	$—
NGLs–C5 swaps	2,275	(173)
–C3 swaps	(6,746)	—

	$(7,934)	$(173)

The table below provides data about the fair value of our derivative contracts. Derivative assets and liabilities shown below are presented as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying consolidated balance sheets (in thousands):

	December 31, 2012			December 31, 2011
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Net Carrying Value	Carrying Value	Carrying Value	Net Carrying Value
Derivatives that qualify for cash flow hedge accounting :
Swaps (a)	$22,236	$(3,242)	$18,994	$54,318	$(419)	$53,899
Collars (a)	129,878	(9,721)	120,157	228,228	(1,954)	226,274

	$152,114	$(12,963)	$139,151	$282,546	$(2,373)	$280,173

Derivatives that do not qualify for hedge accounting :
Sold swaps (a)	$7,316	$(8,904)	$(1,588)	$17,949	$(2,794)	$15,155
Re-purchased swaps (a)	5,920	—	5,920	—	—	—
Collars (a)	857	—	857	—	(14,653)	(14,653)
Call options (a)	—	—	—	—	(29,348)	(29,348)
Basis swaps (a)	993	—	993	—	—	—

	$15,086	$(8,904)	$6,182	$17,949	$(46,795)	$(28,846)

(a)	Included in unrealized derivative gain or loss in the accompanying consolidated balance sheets.

The effects of our cash flow hedges (or those derivatives that qualify for hedge accounting) on accumulated other comprehensive income in the accompanying consolidated balance sheets is summarized below:

	Year Ended December 31,
	Change in Hedge Derivative Fair Value		Realized Gain Reclassified from OCI into Revenue (a)
	2012	2011	2012	2011
Swaps	$46,371	$51,997	$78,779	$—
Put options	(1,955)	—	(1,955)	—
Collars	74,766	223,408	159,481	123,594
Collars – discontinued operations	—	412	—	8,607
Income taxes	(47,466)	(104,464)	(91,871)	(50,005)

	$71,716	$171,353	$144,434	$82,196

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

The effects of our non-hedge derivatives (or those derivatives that do not qualify for hedge accounting) and the ineffective portion of our hedge derivatives on our consolidated statements of operations is summarized below:

	Year Ended December 31,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)			Gain (Loss) Recognized in Income (Ineffective Portion)			Derivative Fair Value Income
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Swaps	$11,601	$24,767	$—	$(657)	$767	$—	$10,944	$25,534	$—
Re-purchased swaps	9,313	—	—	—	—	—	9,313	—	—
Collars	5,126	5,266	65,996	1,782	8,777	2,035	6,908	14,043	68,031
Call options	13,178	553	(15,895)	—	—	—	13,178	553	(15,895)
Put options	(30)	—	—	—	—	—	(30)	—	—
Basis swaps	1,124	(43)	(502)	—	—	—	1,124	(43)	(502)

Total	$40,312	$30,543	$49,599	$1,125	$9,544	$2,035	$41,437	$40,087	$51,634

The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivative market and entities, such as Range, that participate in that market. The new regulation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act required the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation. In July 2012 certain definitions were adopted by the SEC and the CFTC and based on those definitions, we believe we will qualify for the end-user exception related to the clearing requirement for swaps but we will be required to adhere to new reporting requirements.

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

Fair Values-Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2012
Trading securities held in the deferred compensation plans	$57,776	$—	$—	$57,776
Derivatives–swaps	—	23,326	—	23,326
–collars	—	121,014	—	121,014
–basis swaps	—	993	—	993

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2011
Trading securities held in the deferred compensation plans	$50,237	$—	$—	$50,237
Derivatives–swaps	—	69,054	—	69,054
–collars	—	211,621	—	211,621
–call options	—	(29,348)	—	(29,348)

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using December 31, 2012 market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains/losses are included in deferred compensation plan expense in the accompanying statement of operations. For the year ended December 31, 2012, interest and dividends were $1.4 million and mark-to-market was a gain of $4.7 million. For the year ended December 31, 2011, interest and dividends were $1.4 million and mark-to-market was a loss of $2.3 million. For the year ended December 31, 2010, interest and dividends were $864,000 and the mark-to-market was a gain of $11.5 million.

Fair Values-Non recurring

We review our long-lived assets to be held and used for impairment, including proved natural gas and oil properties, whenever events or circumstances indicate the carrying value of those assets may not be recoverable. During the year ended December 31, 2012, we recognized charges for impairment of oil and gas properties in continuing operations of $34.3 million compared to $38.7 million in 2011 and $6.5 million in 2010. Also in 2012, we evaluated certain surface property we own which included a consideration for the potential sale of the assets and we recognized an impairment charge of $1.3 million. Discontinued operations includes an impairment charge related to our Barnett Shale assets of $463.2 million in 2010.

Continuing Operations

Due to declines in commodity prices and estimated reserves over the last three years, there were indications that the carrying values of certain of our oil and gas properties may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their fair value was measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. In some cases, we also considered the potential sale of certain of these properties. We recorded non-cash charges during 2012 of $31.1 million related to our Mississippi natural gas and oil properties and $3.2 million related to oil and natural gas properties in North Texas. We recorded non-cash charges during 2011 of $31.2 million related to our East Texas natural gas and oil properties and $7.5 million related to our Gulf Coast onshore properties. 2010 includes impairment charges of $6.5 million related to our Gulf Coast onshore properties.

The following table presents the value of these assets measured at fair value on a nonrecurring basis (in thousands):

	Year Ended December 31,
	2012		2011		2010
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Natural gas and oil properties – continuing operations	$12,604	$34,273	$24,388	$38,681	$16,075	$6,505
Natural gas and oil properties – discontinued operations	—	—	—	—	835,913	463,244
Surface property	6,269	1,281	—	—	—	—

Discontinued Operations

Our Barnett properties did not meet held for sale criteria as of December 31, 2010 but our analysis determined that undiscounted cash flows for these properties were less than their carrying value. We compared the carrying value to the estimated fair value and recognized an impairment charge of $463.2 million in fourth quarter 2010, which is reflected in discontinued operations. The fair value of our Barnett properties considered the potential sale of these properties in addition to using an income approach with internal estimates which included reserve quantities, forward natural gas prices, anticipated drilling and operating costs and discount rates, which are Level 3 inputs.

Fair Values – Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars, basis swaps, call and put options	$153,267	$153,267	$251,500	$251,500
Marketable securities(a)	57,776	57,776	50,237	50,237
Liabilities:
Commodity swaps, collars and call options	(7,934)	(7,934)	(173)	(173)
Bank credit facility(b)	(739,000)	(739,000)	(187,000)	(187,000)
Deferred compensation plan(c)	(187,604)	(187,604)	(169,188)	(169,188)
7.5% senior subordinated notes due 2017(b)	—	—	(250,000)	(265,625)
7.25% senior subordinated notes due 2018(b)	(250,000)	(262,500)	(250,000)	(267,500)
8.00% senior subordinated notes due 2019(b)	(289,185)	(332,250)	(287,967)	(334,500)
6.75% senior subordinated notes due 2020(b)	(500,000)	(542,500)	(500,000)	(555,000)
5.75% senior subordinated notes due 2021(b)	(500,000)	(535,000)	(500,000)	(541,250)
5.00% senior subordinated notes due 2022(b)	(600,000)	(627,000)	—	—

(a)	Marketable securities are held in our deferred compensation plans that are actively traded on major exchanges.
(b)

The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior subordinated notes is based on end of period market quotes, which are Level 2 inputs.

(c)	The fair value of our deferred compensation plan is updated based on the closing price on the balance sheet date.

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

Concentrations of Credit Risk

As of December 31, 2012, our primary concentration of credit risks are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. See Note 2 for information regarding our accounts receivable and derivative assets and liabilities by counterparty and Note 16 for information regarding our major customers.

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

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. Compensation expense is recognized over the balance of the vesting period, which is typically three years for employee grants and immediate vesting for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and the vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock awards have the right to vote such stock (by the trustee) and receive dividends thereon. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, the shares are placed in our deferred compensation plan and, upon vesting, employees are allowed to take withdrawals either in cash or in stock. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported in deferred compensation plan expense in the accompanying consolidated statements of operations. Historically, we have used authorized but unissued shares of stock when restricted stock is granted. However, we also utilize treasury shares when available.

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock grants and SARs expense. In 2012, stock-based compensation was allocated to operating expense ($2.4 million), exploration expense ($4.1 million), brokered natural gas and marketing ($1.8 million) and general and administrative expense ($44.5 million) for a total of $52.8 million. In 2011, stock-based compensation was allocated to operating expense ($2.0 million), exploration expense ($4.1 million), brokered natural gas and marketing ($1.5 million) and general and administrative expense ($36.2 million) for a total of $43.8 million. In 2010, stock-based compensation was allocated to operating expense ($2.0 million), exploration expense ($4.2 million), brokered natural gas and marketing ($1.2 million), general and administrative expense ($34.2 million) and termination costs ($2.8 million) for a total of $44.4 million. Unlike the other forms of stock-based compensation mentioned above, the mark-to-market of the liability related to the vested restricted stock held in our deferred compensation plans is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories. For the year ended December 31, 2012, cash received upon exercise of stock options/SARs awards was $2.1 million. For the year ended December 31, 2012 and 2010, tax benefits realized for deductions that were in excess of the stock-based compensation expense were not recognized due to our net operating loss position. In 2011, as a result of realizing federal taxable income, a tax benefit of $11.7 million has been recognized in our net operating loss carryforward for the excess tax deduction over our stock-based compensation expense.

Stock and Option Plans

We have two active equity-based stock plans, the 2005 Plan and the Director Plan. Under these plans, incentive and non-qualified stock options, stock appreciation rights, restricted stock units and various other awards may be issued to directors and employees pursuant to decisions of the Compensation Committee, which is made up of non-employee, independent directors from the Board of Directors. All awards granted under these plans have been issued at prevailing market prices at the time of the grant. Of the 3.4 million grants outstanding at December 31, 2012, grants of 32,000 relate to stock options with the remainder of the 3.4 million outstanding grants relating to SARs. Information with respect to stock option and SARs activities is summarized below.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,154,712	$31.38
Granted	1,394,136	46.09
Exercised	(1,883,091)	20.49
Expired/forfeited	(203,918)	48.18

Outstanding at December 31, 2010	6,461,839	37.20
Granted	843,485	51.17
Exercised	(2,511,989)	32.69
Expired/forfeited	(234,726)	52.65

Outstanding at December 31, 2011	4,558,609	41.47
Granted	754,471	64.14
Exercised	(1,860,367)	30.20
Expired/forfeited	(19,351)	48.00

Outstanding at December 31, 2012	3,433,362	$52.52

The following table shows information with respect to stock options and SARs outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.29–$ 9.99	17,015	0.67	$2.36	17,015	$2.36
10.00–19.99	15,435	2.73	19.63	15,435	19.63
20.00–29.99	—	—	—	—	—
30.00–39.99	226,838	1.19	34.30	223,458	34.23
40.00–49.99	1,543,269	2.15	45.38	903,347	44.22
50.00–59.99	534,922	3.09	52.86	222,686	53.59
60.00–69.99	767,013	4.01	64.17	96,534	64.57
70.00–75.00	328,870	0.35	75.00	328,870	75.00

Total	3,433,362	2.47	$52.52	1,807,345	$50.22

Stock Appreciation Right Awards

During 2012, 2011 and 2010, we granted SARs to officers, non-officer employees and directors. The weighted average grant date fair value of these SARs, based on our Black-Scholes-Merton assumptions, is shown below:

	2012	2011	2010
Weighted average exercise price per share	$64.14	$51.17	$46.09
Expected annual dividends per share	0.25%	0.31%	0.35%
Expected life in years	3.7	3.7	3.6
Expected volatility	45%	47%	49%
Risk-free interest rate	0.5%	1.4%	1.6%
Weighted average grant date fair value	$21.32	$18.22	$17.01

The expected dividend yield is based on the current annual dividend at the time of grant. The expected life was based on the historical exercise activity. The expected volatility factors are based on a combination of both the historical volatilities of the stock and implied volatility of traded options on our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods commensurate with the expected terms of the options.

The total intrinsic value (the difference in value between exercise and market price) of stock options and SARs exercised during the years ended December 31, 2012 was $61.0 million compared to $62.5 million in 2011 and $50.6 million in 2010. As of December 31, 2012, the aggregate intrinsic value of the awards outstanding was $40.4 million. The aggregate intrinsic value and weighted average remaining contractual life of stock option/SARs awards currently exercisable was $27.0 million and 1.62 years. As of December 31, 2012, the number of fully vested awards and awards expected to vest was 3.3 million. The weighted average exercise price and weighted average remaining contractual life of these awards were $52.45 and 2.43 years and the aggregate intrinsic value was $39.0 million. As of December 31, 2012, unrecognized compensation cost related to the awards was $16.7 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Awards

Equity Awards

In 2012, we granted 364,000 restricted stock Equity Awards to employees which generally vest over a three-year period. We recorded compensation expense for these awards of $11.8 million in the year ended December 31, 2012. In 2011, we granted 331,000 restricted stock Equity Awards to employees and recorded compensation expense of $4.2 million. As of December 31, 2012, there was $15.4 million of unrecognized compensation related to Equity Awards expected to be recognized over a weighted average period of 2.0 years. Equity Awards are not issued to employees until such time they are vested and the employees do not have the option to receive cash.

Liability Awards

In 2012, we granted 381,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $64.06. This grant included 14,700 issued to non-employee directors, which vest immediately and 366,300 to employees with vesting generally over a three-year period. In 2011, we granted 352,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $51.17. This grant included 18,000 issued to non-employee directors, which vest immediately and 334,000 to employees with vesting generally over a three-year period. In 2010, we granted 413,000 shares of Liability Awards as compensation to directors and employees at an average price of $45.83. This grant included 21,000 issued to non-employee directors, which vest immediately, and 392,000 to employees with vesting generally over a three-year period. We recorded compensation expense for these Liability Awards of $21.5 million in the year ended December 31, 2012 compared to $19.1 million in 2011 and $20.5 million in 2010. As of December 31, 2012, there was $21.6 million of unrecognized compensation related to Liability Awards expected to be recognized over a weighted average period of 1.9 years. Substantially all of these awards are held in our deferred compensation plan, are classified as liability and are remeasured at fair value each reporting period. This mark-to-market is reported in the deferred compensation expense in our consolidated statement of operations (see additional discussion below). The proceeds received from the sale of stock held in our deferred compensation plan was $26.6 million in 2012.

A summary of the status of our non-vested restricted stock outstanding at December 31, 2012 is summarized below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	—	$—	627,189	$45.64
Granted	—	—	413,422	45.83
Vested	—	—	(439,361)	46.90
Forfeited	—	—	(18,499)	46.04

Outstanding at December 31, 2010	—	—	582,751	44.81
Granted	331,209	49.56	352,419	51.17
Vested	(88,854)	49.37	(418,634)	45.55
Forfeited	(20,746)	49.45	(29,292)	45.04

Outstanding at December 31, 2011	221,609	49.64	487,244	48.76
Granted	364,082	63.44	380,808	64.06
Vested	(208,802)	56.73	(438,283)	52.17
Forfeited	(27,733)	58.65	(6,291)	54.54

Outstanding at December 31, 2012	349,156	$59.08	423,478	$58.91

401(k) Plan

We maintain a 401(k) benefit plan that allows employees to contribute up to 75% of their salary (subject to Internal Revenue Service limitations) on a pretax basis. Prior to 2008, we made discretionary contributions of our common stock to the 401(k) Plan annually. Beginning in 2008, we began matching up to 6% of salary in cash. All our contributions become fully vested after the individual employee has two years of service with us. Beginning in 2013, vesting of our contributions will be immediate. In 2012, we contributed $4.0 million to the 401(k) Plan compared to $3.3 million in 2011. Employees have a variety of investment options in the 401(k) benefit plan.

Deferred Compensation Plan

Our deferred compensation plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected in the deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value in other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market loss of $7.2 million in 2012 compared to mark-to-market loss of $43.2 million in 2011 and mark-to-market gain of $10.2 million in 2010. The Rabbi Trust held 2.7 million shares (2.3 million of vested shares) of Range stock at December 31, 2012 compared to 2.8 million shares (2.3 million of vested shares) at December 31, 2011.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid (refunded from) to taxing authorities	$386	$675	$(1,359)
Interest paid	153,249	133,103	116,766

Non-cash investing and financing activities included:
Asset retirement costs (removed) capitalized, net	57,982	24,061	(6,370)
Unproved property purchased with stock	—	—	20,000

(15) COMMITMENTS AND CONTINGENCIES

Litigation

James A. Drummond and Chris Parrish v. Range Resources-Midcontinent, LLC et al.

Two individuals, one a current royalty owner, filed suit against Range Resources Corporation and two of our subsidiaries, including the proper defendant Range Resources-Midcontinent, LLC, in the District Court of Grady County, Oklahoma. This suit is similar to a number of cases filed in Oklahoma asserting claims that royalty owners are entitled to payment of royalties on several different categories of alleged “deductions” applied by third parties who transport and process natural gas production. The alleged deductions include fuel used by the third party in the transportation and processing of gas; condensate removed by the third party after the point of sale, the contractually agreed natural gas liquids recovery percentages, the percentage of proceeds contracts’ contractually agreed pricing percentages and other similar alleged “deductions.” In addition to the claims made with respect to the alleged categories of deductions, the Plaintiffs in this litigation have alleged fraud and the existence of a fiduciary duty to the royalty owners to attempt to support an argument that no statute of limitations applies, and the Plaintiffs also claim that interest accrues on the alleged damages at 12% compounded annually. Thus while we cannot reasonably estimate our potential exposure at this time, the damages claimed by the Plaintiffs have been estimated by the Plaintiffs’ counsel to be in excess of $140 million. We believe Oklahoma is a “first marketable product” rule state and the current case law in Oklahoma (principally Mittelstaedt v. Santa Fe) allows operators to deduct value enhancing costs for treating, compression, and other post-production expenses incurred to increase the value of a marketable product; however, whether and when gas is a marketable product and the extent to which the deductions are permitted may be fact questions under Oklahoma law. Further, we do not typically transport and process the gas production from wells we operate in Oklahoma but instead sell the gas production to unaffiliated third parties which, in many cases, do transport and process the gas. Range maintains that the alleged “deductions” made the subject of the Plaintiffs’ claims are not deductions at all but the negotiated terms of the contracts with the third parties who buy, transport and process the gas under terms that allow Range and its royalty owners to share in the enhanced downstream value that establishes the purchase price for the production sold by us, and on which we have paid royalty. Range further believes that its production is marketable under Oklahoma law when sold to such unaffiliated third parties. The terms with respect to payment of royalties vary based on the terms of the various oil and gas leases owned by Range for its Oklahoma wells and wells it has owned and operated in Oklahoma in the past, and our subsidiary believes that it has substantially complied with its royalty payment obligations under its leases and we therefore intend to vigorously defend this litigation. On February 19, 2013, the District Court entered an order certifying a class of royalty owners as requested by the Plaintiffs and we intend to appeal the class certification order.

We are the subject of, or party to, a number of other pending or threatened legal actions and claims arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations. We will continue to evaluate our litigation on a quarter-by-quarter basis and will establish and adjust any litigation reserves as appropriate to reflect our assessment of the then current status of litigation.

Lease Commitments

We lease certain office space, office equipment, production facilities, compressors and transportation equipment under cancelable and non-cancelable leases. Rent expense under operating leases (including renewable monthly leases and amounts related to discontinued operations) totaled $13.8 million in 2012 compared to $18.6 million in 2011 and $18.5 million in 2010. Commitments related to these lease payments are not recorded in the accompanying consolidated balance sheets. Future minimum rental commitments under non-cancelable leases having remaining lease terms in excess of one year are as follows (in thousands):

Operating Lease Obligations
2013	$13,497
2014	13,645
2015	13,363
2016	10,090
2017	5,923
Thereafter	21,628

$78,146

Transportation and Gathering Contracts

We have entered firm transportation and gathering contracts with various pipeline carriers for the future transportation and gathering of natural gas, NGLs and oil production primarily from our properties in Pennsylvania. Under these contracts, we are obligated to transport or gather minimum daily natural gas volumes, or pay for any deficiencies at a specified reservation fee rate. In most cases, our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. As of December 31, 2012, future minimum transportation and gathering fees under our commitments are as follows (in thousands):

Transportation and Gathering Contracts
2013	$184,802
2014	177,027
2015	182,884
2016	185,709
2017	181,995
Thereafter	825,717

$1,738,134

In addition to the amounts included in the above table, we have contracted with several pipeline companies through 2028 to transport natural gas, ethane and propane production volumes from certain Marcellus Shale wells. These agreements and related fees, which are contingent on certain pipeline modifications and/or pipeline construction, are for 12,329 mcfe per day in 2013, 164,918 mcfe per day in 2014, 254,836 mcfe per day in 2015 and 435,000 mcfe per day until the end of the contractual term.

Drilling Contracts

As of December 31, 2012, we have contracts with drilling contractors to use three drilling rigs with terms of up to three years and minimum future commitments of $22.1 million in 2013, $10.8 million in 2014 and $6.7 in 2015. Early termination of these contracts at December 31, 2012 would have required us to pay maximum penalties of $20.6 million. We do not expect to pay any early termination penalties related to these contracts.

Delivery Commitments

We have various volume delivery commitments that are primarily related to our Midcontinent and Marcellus areas. We expect to be able to fulfill our contractual obligations from our own production, however; we may purchase third party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2012, our delivery commitments through 2017 were as follows:

Year Ending December 31,	Natural Gas and Ethane (mcfe per day)
2013	196,532
2014	203,123
2015	147,263
2016	102,318
2017	52,055

In addition to the amounts included in the above table, we have contracted with several pipeline companies through 2028 to deliver ethane production volumes in Appalachia from our Marcellus Shale wells. These agreements and related fees, which are contingent upon pipeline construction and/or modification, are for 15,123 mcfe per day in 2013, 90,000 mcfe per day in 2014, 162,658 mcfe per day in 2015 and 210,000 mcfe per day until the end of the contractual terms.

Other

We have agreements in place for hydraulic fracturing including related equipment, material and labor for $24.0 million in 2013. We also have agreements to purchase seismic data for $5.3 million in 2013 and $3.9 million in 2014. We also have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and is not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

(16) MAJOR CUSTOMERS

We sell our share of our production to various purchasers. We record allowance for doubtful accounts based on the age of the accounts receivable, the financial condition of the purchasers and we may require purchasers to provide collateral or otherwise secure their account. For the years ended December 31, 2012 and 2011, we had two customers that accounted for 10% or more of total natural gas, NGLs and oil sales. For the year ended December 31, 2010, we had no customers that accounted for 10% or more of total natural gas, NGLs and oil sales. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, NGLs and oil production.

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

Whipstock follows a calendar year basis of financial reporting consistent with us and our equity in Whipstock’s earnings from the acquisition date is included in brokered natural gas, marketing and other revenue in the accompanying statements of operations for 2012, 2011 and 2010. In determining our proportionate share of the net earnings of Whipstock, certain adjustments are required to be made to Whipstock’s reported results to eliminate the profits recognized by Whipstock for services provided to us. For the year ended December 31, 2012, our equity in the income of Whipstock totaled $818,000 compared to losses of $481,000 in 2011 and losses of $2.2 million in 2010. In 2012, equity in the losses of Whipstock was reduced by $14,000 to eliminate the profit on services provided to us compared to $6,000 in 2011 and $1.1 million in 2010. Our net book value in this equity investment was $2.0 million at December 31, 2012. Range and Whipstock have entered into an agreement whereby Whipstock will provide us with the right of first refusal such that we will have the opportunity to secure services from Whipstock in preference to and in advance of Whipstock entering into additional commitments for services with other customers. All services provided to us are based on Whipstock’s usual and customary terms.

Investment in Nora Gathering, LLC

In May 2007, we completed the initial closing of a joint development arrangement with EQT Corporation (“EQT”). Pursuant to the terms of the arrangement, Range and EQT (“the parties”) agreed to, among other things, form a new pipeline and natural gas gathering operations entity, Nora Gathering, LLC (“NGLLC”). NGLLC is an unconsolidated investee created by the parties for the purpose of conducting pipeline, natural gas gathering, and transportation operations associated with the parties’ collective interests in properties in the Nora Field. In connection with the acquisition, we contributed cash of $94.7 million for a 50% membership interest in NGLLC. In 2012, 2011 or 2010, Range and EQT made no additional contributions to fund the expansion of the Nora Field gathering system infrastructure.

NGLLC follows a calendar year basis of financial reporting consistent with Range and our equity in NGLLC earnings from the acquisition date is included in brokered natural gas, marketing and other revenue in the accompanying statements of operations for 2012, 2011 and 2010. There were no dividends or partnership distributions received from NGLLC in the year ended December 31, 2010. In 2011, we received partnership distributions of $23.5 million and in 2012, we received partnership distributions of $12.8 million. In determining our proportionate share of the net earnings of NGLLC, certain adjustments are required to be made to NGLLC’s reported results to eliminate the profits recognized by NGLLC included in the gathering and transportation fees charged to us on production in the Nora field. For the year ended December 31, 2012, our equity in losses of NGLLC of $1.2 million reflects a reduction of $7.5 million to eliminate the profit on the gathering and transportation fees charged to us. For the year ended December 31, 2011, our equity in the losses of NGLLC of $563,000 reflects a reduction of $7.7 million to eliminate the profit on the gathering and transportation fees charged to us. For the year ended December 31, 2010, our equity in the income of NGLLC of $684,000 reflects a reduction of $8.8 million to eliminate the profit on gathering and transportation fees charged to us. Our net book value in this equity investment was $130.5 million at December 31, 2012.

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

	2012	2011	2010
Beginning balance	$52	$1,092	$1,568
Accrued one-time termination costs	—	—	5,138
Office lease	—	—	514
Payments	(52)	(1,040)	(6,128)

Ending balance	$—	$52	$1,092

(19) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited financial information on a quarterly basis for each of the last two years. We have reclassified prior period other revenue and total expenses as discussed in Note 2. Income (loss) from continuing operations did not change because the offsetting amounts are included in brokered natural gas and marketing expense. Abandonment and impairment of unproved properties in the fourth quarter 2011 includes $3.0 million related to prior years. In addition, deferred tax expense in fourth quarter 2011 includes $3.1 million related to prior years.

	2012
	March	June	September	December	Total
Revenues and other income:
Natural gas, NGLs and oil sales	$317,617	$298,349	$337,040	$398,688	$1,351,694
Derivative fair value (loss) income	(60,833)	148,569	(40,728)	(5,571)	41,437
(Loss) gain on the sale of assets	(10,426)	(3,227)	949	61,836	49,132
Brokered natural gas, marketing and other	4,597	5,240	2,519	3,085	15,441

Total revenue and other income	250,955	448,931	299,780	458,038	1,457,704

Costs and expenses:
Direct operating	29,022	27,041	29,628	30,214	115,905
Transportation, gathering and compression	40,820	44,744	51,600	55,281	192,445
Production and ad valorem taxes	36,634	11,786	8,819	9,881	67,120
Brokered natural gas marketing	4,062	6,491	4,887	4,994	20,434
Exploration	21,516	15,517	14,752	18,022	69,807
Abandonment and impairment of unproved properties	20,289	43,641	40,118	21,230	125,278
General and administrative	38,729	44,005	44,497	46,582	173,813
Deferred compensation plan	(7,830)	9,333	20,052	(14,352)	7,203
Interest expense	37,205	42,888	43,997	44,708	168,798
Loss on early extinguishment of debt	—	—	—	11,063	11,063
Depletion, depreciation and amortization	100,151	108,802	123,059	113,216	445,228
Impairment of proved properties and other	—	—	1,281	34,273	35,554

Total costs and expenses	320,598	354,248	382,690	375,112	1,432,648

(Loss) income from continuing operations before income taxes	(69,643)	94,683	(82,910)	82,926	25,056

Income tax (benefit) expense
Current	—	—	—	(1,778)	(1,778)
Deferred	(27,843)	39,007	(29,074)	31,742	13,832

	(27,843)	39,007	(29,074)	29,964	12,054

Net (loss) income	$(41,800)	$55,676	$(53,836)	$52,962	$13,002

(Loss) income per common share:
Basic	$(0.26)	$0.34	$(0.34)	$0.33	$0.08
Diluted	$(0.26)	$0.34	$(0.34)	$0.32	$0.08

	2011
	March	June	September	December	Total
Revenues and other income:
Natural gas, NGLs and oil sales	$251,963	$285,353	$304,230	$331,720	$1,173,266
Derivative fair value (loss) income	(40,834)	53,039	65,761	(37,879)	40,087
Gain (loss) on the sale of assets	139	(1,622)	203	3,540	2,260
Brokered natural gas, marketing and other	3,911	1,506	3,775	5,837	15,029

Total revenue and other income	215,179	338,276	373,969	303,218	1,230,642

Costs and expenses:
Direct operating	28,717	28,509	29,828	25,918	112,972
Transportation, gathering and compression	25,082	28,666	32,431	34,576	120,755
Production and ad valorem taxes	6,879	7,550	7,317	5,920	27,666
Brokered natural gas and marketing	2,521	2,981	3,333	3,151	11,986
Exploration	27,187	11,592	17,606	24,982	81,367
Abandonment and impairment of unproved properties	16,537	18,900	16,627	27,639	79,703
General and administrative	33,959	39,120	35,907	42,205	151,191
Deferred compensation plan	30,630	(5,778)	8,717	9,640	43,209
Interest expense	24,779	31,383	34,181	34,709	125,052
Loss on early extinguishment of debt	—	18,580	(4)	—	18,576
Depletion, depreciation and amortization	72,216	78,294	93,619	97,092	341,221
Impairment of proved properties	—	—	38,681	—	38,681

Total costs and expenses	268,507	259,797	318,243	305,832	1,152,379

(Loss) income from continuing operations before income taxes	(53,328)	78,479	55,726	(2,614)	78,263

Income tax (benefit) expense
Current	—	8	(7)	636	637
Deferred	(19,897)	32,695	22,547	(425)	34,920

	(19,897)	32,703	22,540	211	35,557

(Loss) income from continuing operations	(33,431)	45,776	33,186	(2,825)	42,706
Discontinued operations, net of taxes	8,398	5,517	1,569	(164)	15,320

Net (loss) income	$(25,033)	$51,293	$34,755	$(2,989)	$58,026

(Loss) income per common share:
Basic-(loss) income from continuing operations	$(0.21)	$0.28	$0.21	$(0.02)	$0.26
-discontinued operations	0.05	0.04	0.01	—	0.10

-net (loss) income	$(0.16)	$0.32	$0.22	$(0.02)	$0.36

Diluted-(loss) income from continuing operations	$(0.21)	$0.28	$0.20	$(0.02)	$0.26
-discontinued operations	0.05	0.04	0.01	—	0.10

-net (loss) income	$(0.16)	$0.32	$0.21	$(0.02)	$0.36

(20) SUPPLEMENTAL INFORMATION ON NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT

        AND PRODUCTION ACTIVITIES (UNAUDITED)

Our gas natural and oil producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	December 31,
	2012	2011	2010
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$7,368,308	$6,035,429	$4,742,248
Unproved properties	743,467	748,598	648,143

Total	8,111,775	6,784,027	5,390,391
Accumulated depreciation, depletion and amortization	(2,015,591)	(1,626,461)	(1,306,378)

Net capitalized costs	$6,096,184	$5,157,566	$4,084,013

(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (a)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Acquisitions:
Unproved leasehold	$—	$—	$3,697
Proved oil and gas properties	—	—	130,767
Asset retirement obligations	—	—	556
Acreage purchases	188,843	220,576	151,572
Development	1,049,129	1,007,049	727,720
Exploration:
Drilling	309,816	226,920	50,433
Expense	65,758	77,259	56,298
Stock-based compensation expense	4,049	4,108	4,209
Gas gathering facilities:
Development	41,035	53,387	19,627

Subtotal	1,658,630	1,589,299	1,144,879
Asset retirement obligations	57,982	24,061	(6,370)

Total – continuing operations	1,716,612	1,613,360	1,138,509
Discontinued operations	—	3,241	73,369

Total costs incurred	$1,716,612	$1,616,601	$1,211,878

(a)	Includes cost incurred whether capitalized or expensed.

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

Reserves of natural gas, NGLs, crude oil and condensate are estimated by our petroleum engineering staff and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.

Recent SEC and FASB Rule-Making Activity

In December 2008, the SEC announced that it had approved revisions designed to modernize the natural gas and oil company reserves reporting requirements. We adopted the rules effective December 31, 2009 and the rule changes, including those related to pricing and technology, are included in our reserve estimates for the three years ended December 31, 2012.

Reserve Audit

All reserve information in this report is based on estimates prepared by our petroleum engineering staff. At year-end 2012, the following independent petroleum consultants conducted an audit of our reserves: DeGolyer and MacNaughton (Southwest) and Wright and Company, Inc. (Appalachia). These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. At December 31, 2012, these consultants collectively audited approximately 93% of our proved reserves. Copies of the summary reserve reports prepared by each of these independent petroleum consultants are included as an exhibit to this Annual Report on Form 10-K. The technical person at each independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished to independent petroleum consultants for their reserves audit process. Throughout the year, our technical team meets regularly with representatives of each of our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any significant changes to our proved reserves. We provide historical information to our consultants for our largest producing properties such as ownership interest; natural gas and oil production; well test data; commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review additional reserve work performed by the technical teams related to any identified reserve differences.

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

The SEC defines proved reserves as those volumes of natural gas, NGLs, crude oil and condensate that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves, which can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Proved undeveloped reserves can only be assigned to acreage for which improved recovery technology is contemplated when such techniques have been proven effective by actual tests in the area and in the same reservoir. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating they are scheduled to be drilled within five years, unless specific circumstances, justify a longer time.

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

The average realize prices used at December 31, 2012 to estimate reserve information were $86.91 per barrel of oil, $32.23 per barrel of NGLs and $2.75 per mcf for gas, using benchmark (NYMEX) of $95.05 per barrel and $2.76 per MMbtu. The average realized prices used at December 31, 2011 to estimate reserve information were $85.59 per barrel of oil, $49.24 per barrel for NGLs and $3.55 per mcf for gas, using benchmark (NYMEX) of $95.61 per barrel and $4.12 per Mmbtu. The average realized prices used at December 31, 2010 to estimate reserve information were $72.51 per barrel of oil, $39.14 per barrel for NGLs and $3.70 per mcf for gas, using benchmark prices (NYMEX) of $79.81 per barrel and $4.38 per Mmbtu. The average realized prices used to estimate reserves is net of third party transportation, gathering and compression expense.

	Natural Gas	NGLs	Crude Oil	Natural Gas Equivalents (a)
	(Mmcf)	(Mbbls)	(Mbbls)	(Mmcfe)
Proved developed and undeveloped reserves:

Balance, December 31, 2009	2,614,717	51,588	34,082	3,128,739
Revisions	3,599	26,832	(2,672)	148,558
Extensions, discoveries and additions	1,089,632	48,792	4,663	1,410,359
Purchases	124,981	—	—	124,981
Property sales	(124,369)	—	(10,865)	(189,558)
Production	(142,034)	(4,490)	(1,969)	(180,789)

Balance, December 31, 2010 (b)	3,566,526	122,722	23,239	4,442,290
Revisions	73,643	18,627	6,522	224,542
Extensions, discoveries and additions	1,304,324	26,591	4,915	1,493,357
Purchases	—	—	—	—
Property sales	(777,816)	(19,852)	(1,176)	(903,983)
Production	(157,001)	(5,573)	(1,968)	(202,245)

Balance, December 31, 2011	4,009,676	142,515	31,532	5,053,961
Revisions	76,925	3,036	2,316	109,036
Extensions, discoveries and additions	996,059	113,392	15,131	1,767,202
Purchases	—	—	—	—
Property sales	(73,429)	(11,575)	(1,046)	(149,153)
Production	(216,555)	(6,969)	(2,851)	(275,476)

Balance, December 31, 2012	4,792,676	240,399	45,082	6,505,570

Proved developed reserves:
December 31, 2010	1,762,766	53,071	17,050	2,183,488

December 31, 2011	1,907,209	64,472	17,872	2,401,274

December 31, 2012	2,373,604	154,984	25,667	3,457,502

Proved undeveloped reserves:
December 31, 2010	1,803,760	69,651	6,189	2,258,802

December 31, 2011	2,102,467	78,043	13,660	2,652,687

December 31, 2012	2,419,072	85,415	19,415	3,048,068

(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

(b)	Total proved reserves at December 31, 2010 includes 906,371 Mmcfe related to discontinued operations of which 408,710 Mmcfe is proved undeveloped.

During 2012, we added approximately 1.8 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 56% of the 2012 reserve additions were attributable to natural gas. Also included in 2012 additions is 307 Bcfe of ethane reserves (51.2 Mmbbls) in the Marcellus Shale associated with initial ethane deliveries under contracts commencing in 2013. Revisions of previous estimates of a net 109 Bcfe includes positive performance revisions primarily for our Marcellus Shale natural gas properties partially offset by negative pricing revisions.

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

The following details the changes in proved undeveloped reserves for 2012 (Mmcfe):

Beginning proved undeveloped reserves at December 31, 2011	2,652,687
Undeveloped reserves transferred to developed	(412,502)
Revisions	(119,430)
Purchases/sales	—
Extension and discoveries	927,313

Ending proved undeveloped reserves at December 31, 2012	3,048,068

Approximately $451.9 million was spent during 2012 related to undeveloped reserves that were transferred to developed reserves. Estimated future development costs relating to the development of proved undeveloped reserves are projected to be approximately $453.7 million in 2013, $506.1 million in 2014 and $1.1 billion in 2015. Included in proved undeveloped reserves at December 31, 2012 are approximately 10,888 Mmcfe of reserves (less than 1% of total proved undeveloped reserves) that have been reported for five or more years. All proved undeveloped drilling locations are scheduled to be drilled prior to the end of 2017.

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

The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

1.	Estimates are made of quantities of proved reserves and future amounts expected to be produced based on current year-end economic conditions.

2.	For the year ended 2012, 2011 and 2010, estimated future cash inflows are calculated by applying a twelve-month average price of natural gas, NGLs and oil relating to our proved reserves to the quantities of those reserves produced in each future year.

3.	Future cash flows are reduced by estimated production costs, administrative costs, costs to develop and produce the proved reserves and abandonment costs, all based on current year-end economic conditions. Future income tax expenses are based on current year-end statutory tax rates giving effect to the remaining tax basis in the natural gas, NGLs and oil properties, other deductions, credits and allowances relating to our proved natural gas and oil reserves.

4.	The resulting future net cash flows are discounted to present value by applying a discount rate of 10%.

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

The standardized measure of discounted future net cash flows relating to proved natural gas, NGLs and oil reserves is as follows and excludes cash flows associated with derivatives outstanding at each of the respective reporting dates. Future cash inflows are net of third party transportation, gathering and compression expense.

	As of December 31,
	2012	2011
	(in thousands)
Future cash inflows	$24,851,589	$23,954,048
Future costs:
Production	(10,028,359)	(5,113,902)
Development	(3,667,672)	(3,230,577)

Future net cash flows before income taxes	11,155,558	15,609,569
Future income tax expense	(3,081,918)	(5,040,104)

Total future net cash flows before 10% discount	8,073,640	10,569,465
10% annual discount	(4,849,835)	(6,054,568)

Standardized measure of discounted future net cash flows	$3,223,805	$4,514,897

The following table summarizes changes in the standardized measure of discounted future net cash flows.

	As of December 31,
	2012	2011	2010
	(in thousands)
Revisions of previous estimates:
Changes in prices	$(2,498,616)	$422,080	$957,994
Revisions in quantities	88,190	326,240	190,874
Changes in future development costs	(354,766)	(346,378)	(474,058)
Accretion of discount	608,381	464,735	259,280
Net change in income taxes	832,830	(400,690)	(666,517)
Purchases of reserves in place	—	—	160,580
Additions to proved reserves from extensions, discoveries and improved recovery	1,429,340	2,169,706	1,812,077
Production	(976,224)	(911,873)	(744,354)
Development costs incurred during the period	562,329	513,551	298,624
Sales of natural gas and oil	(120,637)	(1,313,401)	(243,551)
Timing and other	(861,919)	111,801	(162,912)

Net change for the year	(1,291,092)	1,035,771	1,388,037
Beginning of year	4,514,897	3,479,126	2,091,089

End of year	$3,223,805	$4,514,897	$3,479,126

RANGE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on May 5, 2004) as amended by the Certificate of First Amendment to Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on July 28, 2005 and the Certificate of Second Amendment to the Restated Certificate of Incorporation of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 10Q (File No. 001-1209) as filed with the SEC on July 24, 2008)

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

4.1	Form of 7.25% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit A to Exhibit 4.2 on our Form 8-K (File No. 001-12209) as filed with the SEC on May 6, 2008)

4.2	Indenture dated May 6, 2008 by and among Range, as issuer, the subsidiary Guarantors (as defined therein), as guarantors and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on May 6, 2008)

4.3	Form of 8.0% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit A to Exhibit 4.2 on our Form 8-K (File No. 001-12209) as filed with the SEC on May 14, 2009)

4.4	Indenture dated May 14, 2009 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Board of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 on Form 8-K (File No. 001-12209) as filed with the SEC on May 14, 2009)

4.5	Form of 6.75% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.2 on Form 8-K (File No. 001-12209) as filed with the SEC on August 12, 2010)

4.6	Indenture dated August 12, 2010 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Board of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 on Form 8-K (File No. 001-12209) as filed with the SEC on August 12, 2010)

4.7	Form of 5.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit A to Exhibit 4.2 on Form 8-K (File No. 001-12009) as filed with the SEC on May 25, 2011)

4.8	Indenture dated May 25, 2011 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on May 25, 2011)

4.9	Tenth Supplemental Indenture, dated as of May 25, 2011, by and among Range Resources Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 on Form 8-K (File No. 001-12209) as filed with the SEC on May 25, 2011)

4.10	Tenth Supplemental Indenture, dated as of May 25, 2011, by and among Range Resources Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 on Form 8-K (File No. 001-12209) as filed with the SEC on May 25, 2011)

Exhibit Number	Exhibit Description

4.11	Form of 5.00% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 on our Form 8-K (File No. 001-12009) as filed with the SEC on March 9, 2012)

4.12	Indenture dated March 9, 2012 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

10.01	Fourth Amended and Restated Credit Agreement as of February 18, 2011 among Range (as borrowers) and J.P.Morgan Chase Bank, N.A. and the institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC February 22, 2011)

10.02	First Amendment to the Fourth Amended and Restated Credit Agreement on February 21, 2012 among Range (as borrower) and J.P.Morgan Chase Bank, N.A. and the institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on February 24, 2012)

10.03	Second Amendment to the Fourth Amended and Restated Credit Agreement on April 9, 2012 among Range (as borrower) and J.P.Morgan Chase Bank, N.A. and the institutions named (therein) as lenders, J.P.Morgan Chase as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on April 25, 2012)

10.04	Amended and Restated Range Resources Corporation 2004 Deferred Compensation Plan for Directors and Select Employees effective December 31, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on December 5, 2008)

10.05	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 18, 2005)

10.06	Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on June 4, 2009)

10.07	First Amendment to the Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

10.08	Second Amendment to the Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 19, 2011)

10.09	2004 Non-Employee Director Stock Option Plan dated May 19, 2004 (incorporated by reference to Exhibit 4.2 to our Form S-8 (File No. 333-116320) as filed with the SEC on June 9, 2004)

10.10	Amended and Restated 1999 Stock Option Plan (as amended May 21, 2003) (incorporated by reference to Exhibit 4.1 to our Form S-8 (File No. 333-105895) as filed with the SEC on June 6, 2003)

10.11	Fourth Amendment to the Amended and Restated 1999 Stock Option Plan dated May 19, 2004 (incorporated by reference to Exhibit 4.1 to our Form S-8 (File No. 333-116320) as filed with the SEC on June 9, 2004)

10.12	Range Resources Corporation 401(k) Plan (incorporated by reference to Exhibit 10.14 to our Form S-4 (File No. 333-108516) as filed with the SEC on September 4, 2003)

10.13	Amended and Restated Range Resources Corporation Executive Change in Control Severance Benefit Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on December 5, 2008)

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to our Form 8-K (File No. 001-12209) as filed with the SEC on February 17, 2009)

Exhibit Number	Exhibit Description

10.15	Purchase and Sale Agreement between Range Texas Production LLC, Energy Assets Company, LLC and Range Corporation as Seller and Legend Natural Gas IV, LP as Buyer dated February 28, 2011 (incorporated by reference to Exhibit 10.1 to our Form 10-Q (File No. 001-12209) as filed with the SEC on April 27, 2011)

10.16*	Separation agreement between Range Production Company and Mark Whitley

21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of DeGoyler and MacNaughton, independent consulting engineers

23.3*	Consent of Wright and Company, independent consulting engineers

31.1*	Certification by the Chairman and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chairman and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of DeGoyler and MacNaughton, independent consulting engineers

99.2*	Report of Wright and Company, independent consulting engineers

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.