Form 10-Q
period 2013-03-31
RANGE RESOURCES CORP
filed 2013-04-25
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _____

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

Yes ☐ No ☑

163,072,587 Common Shares were outstanding on April 23, 2013.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2013

Unless the context otherwise indicates, all references in this report to “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its wholly-owned subsidiaries and its ownership interests in equity method investees.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$194	$252
Accounts receivable, less allowance for doubtful accounts of $2,368 and $2,374	152,670	167,495
Assets held for sale	165,478	—
Deferred tax asset	12,646	—
Unrealized derivative gain	23,052	137,552
Inventory and other	16,600	22,315
Total current assets	370,640	327,614

Unrealized derivative gain	4,387	15,715
Equity method investments	129,954	132,449
Natural gas and oil properties, successful efforts method	8,128,200	8,111,775
Accumulated depletion and depreciation	(1,944,252)	(2,015,591)
	6,183,948	6,096,184
Transportation and field assets	116,448	117,717
Accumulated depreciation and amortization	(78,149)	(76,150)
	38,299	41,567
Other assets	139,303	115,206
Total assets	$6,866,531	$6,728,735

Liabilities
Current liabilities:
Accounts payable	$363,273	$234,651
Asset retirement obligations	2,366	2,470
Liabilities held for sale	8,346	—
Accrued liabilities	175,338	139,379
Deferred tax liability	—	37,924
Accrued interest	38,678	36,248
Unrealized derivative loss	19,662	4,471
Total current liabilities	607,663	455,143
Bank debt	47,000	739,000
Subordinated notes	2,889,505	2,139,185
Deferred tax liability	683,857	698,302
Unrealized derivative loss	8,370	3,463
Deferred compensation liability	222,700	187,604
Asset retirement obligations and other liabilities	150,044	148,646
Total liabilities	4,609,139	4,371,343
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 163,068,565 issued
at March 31, 2013 and 162,641,896 issued at December 31, 2012	1,630	1,626
Common stock held in treasury, 101,772 shares at March 31, 2013
and 127,798 shares at December 31, 2012	(3,767)	(4,760)
Additional paid-in capital	1,924,619	1,915,627
Retained earnings	278,859	360,990
Accumulated other comprehensive income	56,051	83,909
Total stockholders’ equity	2,257,392	2,357,392
Total liabilities and stockholders’ equity	$6,866,531	$6,728,735

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues and other income:
Natural gas, NGLs and oil sales	$398,239	$317,617
Derivative fair value loss	(99,875)	(60,833)
Loss on the sale of assets	(166)	(10,426)
Brokered natural gas, marketing and other	21,041	4,597
Total revenues and other income	319,239	250,955

Costs and expenses:
Direct operating	30,188	29,022
Transportation, gathering and compression	62,416	40,820
Production and ad valorem taxes	11,383	36,634
Brokered natural gas and marketing	22,315	4,062
Exploration	16,780	21,516
Abandonment and impairment of unproved properties	15,218	20,289
General and administrative	84,058	38,729
Deferred compensation plan	42,360	(7,830)
Interest expense	42,210	37,205
Depletion, depreciation and amortization	115,101	100,151
Total costs and expenses	442,029	320,598

Loss from operations before income taxes	(122,790)	(69,643)

Income tax (benefit) expense
Current	25	—
Deferred	(47,205)	(27,843)
	(47,180)	(27,843)

Net loss	$(75,610)	$(41,800)

Net loss per common share:
Basic	$(0.47)	$(0.26)

Diluted	$(0.47)	$(0.26)

Dividends per common share	$0.04	$0.04

Weighted average common shares outstanding:
Basic	160,125	158,913
Diluted	160,125	158,913

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Net loss	$(75,610)	$(41,800)
Other comprehensive income:
Realized loss (gain) on hedge derivative contract
settlements reclassified into earnings from
other comprehensive income, net of taxes	(14,840)	(35,442)
Amortization related to de-designated hedges, net of taxes	(7,425)	—
Change in unrealized deferred hedging (losses) gains, net of taxes	(5,593)	78,974
Total comprehensive (loss) income	$(103,468)	$1,732

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(75,610)	$(41,800)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from equity method investments, net of distributions	610	251
Deferred income tax benefit	(47,205)	(27,843)
Depletion, depreciation and amortization and impairment	115,101	100,151
Exploration dry hole costs	(159)	709
Mark-to-market on natural gas, NGLs and oil derivatives not designated as hedges	96,802	52,056
Abandonment and impairment of unproved properties	15,218	20,289
Unrealized derivative loss	3,455	948
Amortization of deferred financing costs, loss on extinguishment of debt and other	2,080	1,848
Deferred and stock-based compensation	54,991	2,508
Loss on the sale of assets	166	10,426
Changes in working capital:
Accounts receivable	1,292	11,947
Inventory and other	166	(897)
Accounts payable	5,775	8,962
Accrued liabilities and other	28,567	16,422
Net cash provided from operating activities	201,249	155,977

Investing activities:
Additions to natural gas and oil properties	(259,601)	(376,943)
Additions to field service assets	(1,071)	(1,622)
Acreage purchases	(8,794)	(74,268)
Equity method investments	1,885	—
Proceeds from disposal of assets	38,196	9,852
Purchases of marketable securities held by the deferred compensation plan	(17,936)	(3,061)
Proceeds from the sales of marketable securities held by the deferred
compensation plan	6,316	2,183
Net cash used in investing activities	(241,005)	(443,859)

Financing activities:
Borrowing on credit facilities	368,000	340,000
Repayment on credit facilities	(1,060,000)	(527,000)
Issuance of subordinated notes	750,000	600,000
Dividends paid	(6,521)	(6,473)
Debt issuance costs	(12,098)	(11,242)
Issuance of common stock	343	1,266
Change in cash overdrafts	(12,458)	12,969
Proceeds from the sales of common stock held by the deferred compensation plan	12,432	1,168
Net cash provided from financing activities	39,698	410,688

(Decrease) increase in cash and cash equivalents	(58)	122,806
Cash and cash equivalents at beginning of period	252	92
Cash and cash equivalents at end of period	$194	$122,898

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

(2) BASIS OF PRESENTATION

Presentation

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2012 Annual Report on Form 10-K filed on February 27, 2013.  The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Certain reclassifications have been made to prior year’s reported amounts in order to conform with the current year presentation. These reclassifications include gas purchases and other marketing costs which were previously reported in other income and are currently reported as a separate operating expense. These reclassifications have no impact on previously reported net income.

In first quarter 2012, the Pennsylvania legislature passed an “impact fee” on unconventional natural gas and oil production. The impact fee is a per well annual fee imposed for a period of fifteen years on all unconventional wells drilled in Pennsylvania. The fee is based on the average annual price of natural gas and the Consumer Price Index. The annual fee per well declines each year over the fifteen year time period as long as the well is producing. In the first three months of 2012, we recorded a retroactive impact fee of $24.0 million for wells drilled during 2011 and prior. This expense is reflected in our statements of operations category production and ad valorem taxes.

Assets Held for Sale

Any properties held for sale as of the balance sheet date are separately presented on the accompanying balance sheets at the lower of net book value or fair value less the cost to sell. The asset retirement obligations liabilities related to such properties have been reclassified to liabilities held for sale.  On February 26, 2013, we announced we signed a definitive agreement to sell certain of our Permian and Delaware Basin properties for a price of $275.0 million, subject to normal post-closing adjustments.  Refer to Note 4 for additional discussion on these assets.  As of March 31, 2013, the carrying value of these assets held for sale is composed of the following (in thousands).

March 31, 2013

Composition of assets held for sale:
Oil and gas properties	$ 161,140
Transportation and field assets	3
Accounts receivable and other	4,117
Inventory	218

$ 165,478

Composition of liabilities held for sale:
Accounts payable	$ (354)
Asset retirement obligation	(2,816)
Accrued liabilities	(5,176)
$ (8,346)

De-designation of commodity derivative contracts

Effective March 1, 2013, we elected to discontinue hedge accounting prospectively. After March 1, 2013, both realized and unrealized gains and losses will be recognized in earnings immediately each quarter as derivative contracts are settled and marked to market. For first quarter 2013, unrealized losses of $81.4 million were included in our statements of operations that, prior to March 1, 2013, would have been deferred in accumulated other comprehensive income (“AOCI”) if we continued using hedge accounting. Refer to Note 11 for additional information.

(3) NEW ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” requiring additional disclosures about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. Also, in January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210). Clarifying the Scope of Disclosures about offsetting Assets and Liabilities.” ASU 2013-01 limited the disclosures required by ASU No. 2011-11. We adopted these new requirements in first quarter 2013 and they did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires information to be disclosed about the amounts reclassified out of AOCI by component.  We adopted this new requirement in first quarter 2013 and it did not have a material effect on our consolidated financial statements.

The following table details the components of AOCI and related tax effects for the three months ended March 31, 2013 and March 31, 2012 (in thousands).

	2013			2012

	Gross	Tax Effect	Net of Tax	Gross	Tax Effect	Net of Tax

AOCI at beginning of period	$137,555	$(53,646)	$83,909	$254,678	$(98,051)	$156,627
Derivative contract settlements reclassified to natural gas, NGLs and oil sales	(24,328)	9,488	(14,840)	(57,629)	22,187	(35,442)
Amortization related to de-designated hedges	(12,172)	4,747	(7,425)	—	—	—
Change in unrealized deferred hedging gains	(9,169)	3,576	(5,593)	131,081	(52,107)	78,974

AOCI at March 31	$91,886	$(35,835)	$56,051	$328,130	$(127,971)	$200,159

(4) DISPOSITIONS

2013 Dispositions

In December 2012, we announced our plan to offer for sale certain of our Delaware and Permian Basin properties in southeast New Mexico and West Texas. The data room opened in early January 2013, and on February 26, 2013, we announced we signed a definitive agreement to sell these assets for a price of $275.0 million, subject to normal post-closing adjustments. We closed this disposition on April 1 and estimate that we will recognize a gain of approximately $84.0 million in second quarter 2013 related to this sale. In first quarter 2013, we received a deposit of $27.5 million related to this sale, which is reflected as a reduction of assets held for sale. Also in first quarter 2013, we received $10.0 million of proceeds from the sale of miscellaneous oil and gas property in Pennsylvania.

2012 Dispositions

In March 2012, we sold seventy-five percent of a prospect in East Texas which included unproved properties and a suspended exploratory well to a third party for $8.6 million resulting in a pre-tax loss of $10.9 million. As part of this agreement, we retained a carried interest on the first well drilled and an overriding royalty of 2.5% to 5.0% in the prospect.

(5) INCOME TAXES

Income tax benefit from operations was as follows (in thousands):

	Three Months Ended March 31,

	2013	2012

Income tax benefit	$ (47,180)	$ (27,843)
Effective tax rate	38.4%	40.0%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the first three months ended March 31, 2013 and 2012, our overall effective tax rate on pre-tax loss from operations was different than the federal statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences.

(6) LOSS PER COMMON SHARE

Basic income or loss per share attributable to common shareholders is computed as (1) income or loss attributable to common shareholders (2) less income allocable to participating securities (3) divided by weighted average basic shares outstanding. Diluted income or loss per share attributable to common stockholders is computed as (1) basic income or loss attributable to common shareholders (2) plus diluted adjustments to income allocable to participating securities (3) divided by weighted average diluted shares outstanding. The following tables set forth a reconciliation of income or loss attributable to common shareholders to basic income or loss attributable to common shareholders to diluted income or loss attributable to common shareholders (in thousands except per share amounts):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net loss, as reported	$(75,610)	$(41,800)
Participating basic earnings (a)	(109)	(113)

Basic net loss attributed to common shareholders	(75,719)	(41,913)
Reallocation of participating earnings (a)	—	—

Diluted net loss attributed to common shareholders	$(75,719)	$(41,913)

Net loss per common share:
Basic	$(0.47)	$(0.26)
Diluted	$(0.47)	$(0.26)

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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,

	2013	2012

Denominator:
Weighted average common shares outstanding – basic	160,125	158,913
Effect of dilutive securities:
Director and employee stock options and SARs	—	—

Weighted average common shares outstanding – diluted	160,125	158,913

Weighted average common shares – basic for the three months ended March 31, 2013 excludes 2.7 million shares and the three months ended March 31, 2012 excludes 2.8 million shares of restricted stock held in our deferred compensation plans (although all awards are issued and outstanding upon grant). Due to our loss from operations for the three months ended March 31, 2013 and March 31, 2012, we excluded all outstanding stock appreciation rights (“SARs”) and restricted stock from the computations of diluted net loss per share because the effect would have been anti-dilutive to the computations.

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

The following table reflects the changes in capitalized exploratory well costs for the three months ended March 31, 2013 and the year ended December 31, 2012 (in thousands except for number of projects):

	March 31, 2013	December 31, 2012

Balance at beginning of period	$57,360	$ 93,388
Additions to capitalized exploratory well costs pending the determination of proved reserves	62,640	153,250
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(58,601)	(184,298)
Divested wells	—	(4,980)

Balance at end of period	61,399	57,360
Less exploratory well costs that have been capitalized for a period of one year or less	(39,140)	(45,965)

Capitalized exploratory well costs that have been capitalized for a period greater than one year	$ 22,259	$ 11,395

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	9	5

As of March 31, 2013, $22.3 million of capitalized exploratory well costs have been capitalized for more than one year with six of the wells waiting on pipelines and three of the wells currently in the completion stage. Five of the wells are not operated by us and eight of the wells are in Pennsylvania. In first quarter 2012, we sold a seventy-five percent interest in an East Texas exploratory well. Refer to Note 4 for additional information.

The following table provides an aging of capitalized exploratory well costs that have been suspended for more than one year as of March 31, 2013 (in thousands):

	Total	2013	2012	2011	2010	2009	2008

Capitalized exploratory well costs that have been capitalized for more than one year	$ 22,259	$ 5,854	$ 5,961	$ 5,965	$ 72	$ 2,884	$ 1,523

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands) (bank debt interest rate at March 31, 2013 is shown parenthetically). No interest was capitalized during the three months ended March 31, 2013 or 2012.

	March 31, 2013	December 31, 2012

Bank debt (3.7%)	$ 47,000	$ 739,000
Senior subordinated notes:
7.25% senior subordinated notes due 2018	250,000	250,000
8.00% senior subordinated notes due 2019, net of $ 10,495 and $ 10,815 discount, respectively	289,505	289,185
6.75% senior subordinated notes due 2020	500,000	500,000
5.75% senior subordinated notes due 2021	500,000	500,000
5.00% senior subordinated notes due 2022	600,000	600,000
5.00% senior subordinated notes due 2023	750,000	—

Total debt	$ 2,936,505	$ 2,878,185

Bank Debt

In February 2011, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets. The bank credit facility provides for an initial commitment equal to the lesser of the facility amount or the borrowing base. On March 31, 2013, the facility amount was $1.75 billion and the borrowing base was $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually and for event-driven unscheduled redeterminations. As part of our semi-annual bank review completed on April 8, 2013, our borrowing base was reaffirmed at $2.0 billion and our facility amount was also reaffirmed at $1.75 billion. Our current bank group is composed of twenty-eight financial institutions, with no one bank holding more than 9% of the total facility. The facility amount may be increased to the borrowing base amount with twenty days notice, subject to the banks agreeing to participate in the facility increase and payment of a mutually acceptable commitment fee to those banks.  As of March 31, 2013, the outstanding balance under our bank credit facility was $47.0 million. Additionally, we had $84.7 million of undrawn letters of credit leaving $1.6 billion of borrowing capacity available under the facility amount. The facility matures on February 18, 2016. Borrowings under the bank facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.50% to 1.5% or LIBOR borrowings at the Adjusted LIBO Rate (as defined) plus a spread ranging from 1.5% to 2.5%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 2.1% for both the three months ended March 31, 2013 and the three months ended March 31, 2012. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At March 31, 2013, the commitment fee was 0.375% and the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our base rate loans. On March 31, 2013, the borrowings under the credit facility were at the base rate.

Senior Subordinated Notes

In March 2013, we issued $750.0 million aggregate principal amount of 5.00% senior subordinated notes due 2023 (“5.00% Notes due 2023”) for net proceeds of $738.8 million after underwriting discounts and commissions of $11.2 million. The 5.00% Notes due 2023 were issued at par. Interest on the 5.00% Notes due 2023 is payable semi-annually in March and September and is guaranteed by all of our subsidiary guarantors. We may redeem the 5.00% Notes due 2023, in whole or in part, at any time on or after March 15, 2018, at a redemption price of 102.5% of the principal amount as of March 15, 2018, declining to 100% on March 15, 2021 and thereafter. Before March 15, 2016, we may redeem up to 35% of the original aggregate principal amount of the 5.00% Notes due 2023 at a redemption price equal to 105% of the principal amount thereof, plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings, provided that 65% of the aggregate principal amount of 5.00% Notes due 2023 remains outstanding immediately after the occurrence of such redemption and also provided such redemption shall occur within 60 days of the date of the closing of the equity offering. On closing of the 5.00% Notes due 2023, we used the proceeds to pay down our outstanding bank credit facility balance.

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

Early Extinguishment of Debt

On April 2, 2013, we announced a call for redemption of the $250.0 million of our outstanding 7.25% senior subordinated notes due 2018 at 103.625% of par.  The notes will be redeemed on May 2, 2013.

Guarantees

Range Resources Corporation is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees by our subsidiaries of our senior subordinated notes are full and unconditional and joint and several, subject to certain customary release provisions. A subsidiary guarantor may be released from its obligations under the guarantee:

•	in the event of a sale or other disposition of all or substantially all of the assets of the subsidiary guarantor or a sale or other disposition of all the capital stock of the subsidiary guarantor, to any corporation or other person (including an unrestricted subsidiary of Range) by way of merger, consolidation, or otherwise; or

•	if Range designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the terms of the indenture.

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.25 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0. We were in compliance with our covenants under the bank credit facility at March 31, 2013.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At March 31, 2013, we were in compliance with these covenants.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well life. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for first quarter 2013 is as follows (in thousands):

Three Months Ended March 31, 2013

Beginning of period	$ 146,478
Liabilities incurred	1,690
Liabilities settled	(96)
Disposition of wells	(2,816)
Accretion expense	2,717
Change in estimate	—

End of period	147,973
Less current portion	(2,366)

Long-term asset retirement obligations	$ 145,607

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying statements of operations.

(10) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2012:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012

Beginning balance	162,514,098	161,131,547
Stock options/SARs exercised	206,949	926,425
Restricted stock granted	106,969	354,674
Restricted stock units vested	112,751	57,824
Treasury shares issued	26,026	43,628

Ending balance	162,966,793	162,514,098

(11) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swaps or collars to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we sold NGLs derivative swap contracts (“sold swaps”) for the natural gasoline (or C5) component of natural gas liquids and in 2012, we entered into purchased derivative swaps (“re-purchased swaps”) for C5 volumes. These re-purchased swaps were, in some cases, with the same counterparties as our sold swaps. We entered into these re-purchased swaps to lock in certain natural gasoline derivative gains. In second quarter 2012, we also entered into NGL derivative swap contracts for the propane (or C3) component of NGLs. At March 31, 2013, we had open swap contracts covering 77.7 Bcf of natural gas at prices averaging $3.71 per mcf, 4.5 million barrels of oil at prices averaging $94.62 per barrel, 1.8 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel and 2.3 million barrels of NGLs (the C3 component of NGLs) at prices averaging $37.00 per barrel. At March 31, 2013, we also had collars covering 258.6 Bcf of natural gas at weighted average floor and cap prices of $4.08 to $4.64 per mcf and 1.6 million barrels of oil at weighted average floor and cap prices of $88.23 to $100.00 per barrel. The fair value of these contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”), approximated a net unrealized pre-tax loss of $593,000 at March 31, 2013. These contracts expire monthly through December 2015. The following table sets forth our derivative volumes by year as of March 31, 2013.

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2013	Collars	280,000 Mmbtu/day	$ 4.59–$ 5.05
2014	Collars	402,500 Mmbtu/day	$ 3.81–$ 4.47
2015	Collars	95,000 Mmbtu/day	$ 4.06–$ 4.48
2013	Swaps	256,127 Mmbtu/day	$3.67
2014	Swaps	20,000 Mmbtu/day	$4.08

Crude Oil
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00
2013	Swaps	5,829 bbls/day	$96.73
2014	Swaps	6,000 bbls/day	$94.54
2015	Swaps	2,000 bbls day	$90.20

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64
2013	Re-purchased Swaps	1,500 bbls/day	$76.30

NGLs (Propane)
2013	Swaps	7,000 bbls/day	$36.38
2014	Swaps	1,000 bbls/day	$40.32

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of our derivatives that qualify for hedge accounting are recorded as a component of AOCI in the stockholders’ equity section of the accompanying consolidated balance sheets, which is later transferred to natural gas, NGLs and oil sales when the underlying physical transaction occurs and the hedging contract is settled. As of March 31, 2013, an unrealized pre-tax derivative gain of $91.9 million was recorded in AOCI. See additional discussion below regarding the discontinuance of hedge accounting. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings in derivative fair value income or loss.

For those derivative instruments that qualify or are designated for hedge accounting, settled transaction gains and losses are determined monthly, and are included as increases or decreases to natural gas, NGLs and oil sales in the period the hedged production is sold. Through February 28, 2013, we have elected to designate our commodity derivative instruments that qualify for hedge accounting as cash flow hedges. Natural gas, NGLs and oil sales include $36.5 million of gains in first quarter 2013 compared to gains of $57.6 million in the same period of 2012 related to settled hedging transactions. Any ineffectiveness associated with these hedge derivatives is reflected in derivative fair value loss in the accompanying statements of operations. The ineffective portion is generally calculated as the difference between the changes in fair value of the derivative and the estimated change in future cash flows from the item hedged. Derivative fair value loss for the three months ended March 31, 2013 includes ineffective losses (unrealized and realized) of $2.9 million compared to a gain of $237,000 in the three months ended March 31, 2012. During first quarter 2013, we recognized a pre-tax gain of $2.3 million as a result of the discontinuance of hedge accounting where we determined the transaction was probable not to occur due to the sale of our properties in New Mexico.

Discontinuance of Hedge Accounting

Effective March 1, 2013, we elected to de-designate all commodity contracts that were previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively. AOCI included $103.6 million ($63.2 million after tax) of unrealized net gains, representing the marked-to-market value of the effective portion of our cash flow hedges as of February 28, 2013. As a result of discontinuing hedge accounting, the marked-to-market values included in AOCI as of the de-designation date were frozen and will be reclassified into earnings in future periods as the underlying hedged transactions occur. As of March 31, 2013, we expect to reclassify into earnings $80.9 million of unrealized net gains in the remaining months of 2013 and $10.9 million of unrealized net gains in 2014 from AOCI.

With the election to de-designate hedging instruments, all of our derivative instruments continue to be recorded at fair value with unrealized gains and losses recognized immediately in earnings rather than in AOCI. These marked-to-market adjustments will produce a degree of earnings volatility that can be significant from period to period, but such adjustments will have no cash flow impact relative to changes in market prices. The impact to cash flow occurs upon settlement of the underlying contract.

Derivative fair value loss

The following table presents information about the components of derivative fair value loss for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,

	2013	2012

Change in fair value of derivatives that do not qualify or are not designated for hedge accounting (a)	$(96,802)	$ (52,056)
Realized gain on settlement–natural gas (a) (b)	815	—
Realized loss on settlement–oil (a) (b)	(102)	(4,622)
Realized loss on settlement–NGLs (a) (b)	(895)	(4,392)
Hedge ineffectiveness–realized	564	1,185
–unrealized	(3,455)	(948)

Derivative fair value loss	$(99,875)	$ (60,833)

(a)	Derivatives that do not qualify or are not designated for hedge accounting.

(b)These amounts represent the realized gains and losses on settled derivatives that do not qualify or are not designated for hedge accounting, which before settlement are included in the category in this same table referred to as change in fair value of derivatives that do not qualify or are not designated for hedge accounting.

Derivative assets and liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012 is summarized below. As of March 31, 2013, we are conducting derivative activities with fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. We believe all of these institutions are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of our counterparties is subject to periodic review. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements (in thousands).

	March 31, 2013	December 31, 2012

Derivative assets:
Natural gas–swaps	$(12,701)	$ 7,504
–collars	33,552	122,255
–basis swaps	—	993
Crude oil–swaps	1,769	9,650
–collars	(59)	2,222
NGLs–C5 swaps	4,844	10,643
–C3 swaps	34	—

	$27,439	$ 153,267

Derivative (liabilities):
Natural gas–swaps	$(19,918)	$ —
–collars	(6,206)	(3,463)
Crude oil – swaps	2,929	—
NGLs–C5 swaps	3,467	2,275
–C3 swaps	(8,204)	(6,746)

	$(28,032)	$(7,934)

The table below provides data about the fair value of our derivative contracts. Derivative assets and liabilities shown below are presented as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying consolidated balance sheets (in thousands).

	March 31, 2013			December 31, 2012

	Assets	(Liabilities)		Assets	(Liabilities)

	Carrying Value	Carrying Value	Net Carrying Value	Carrying Value	Carrying Value	Net Carrying Value

Derivatives that qualify for cash flow hedge accounting :
Swaps (a)	$ 15,431	$ (6,640)	$ 8,791	$ 22,236	$ (3,242)	$ 18,994
Collars (a)	91,591	(10,356)	81,235	129,878	(9,721)	120,157

	$ 107,022	$ (16,996)	$ 90,026	$ 152,114	$ (12,963)	$ 139,151

Derivatives that do not qualify for hedge accounting :
Sold swaps (a)	$ 6,702	$ (48,132)	$ (41,430)	$ 7,316	$ (8,904)	$ (1,588)
Re-purchased swaps (a)	4,759	—	4,759	5,920	—	5,920
Collars (a)	162	(54,110)	(53,948)	857	—	857
Basis swaps (a)	—	—	—	993	—	993

	$ 11,623	$ (102,242)	$ (90,619)	$ 15,086	$ (8,904)	$ 6,182

(a) Included in unrealized derivative gain or loss in the accompanying consolidated balance sheets.

The effects of our cash flow hedges (or those derivatives that qualify for hedge accounting) on accumulated other comprehensive income in the accompanying consolidated balance sheets is summarized below (in thousands):

	Three Months Ended March 31,

	Change in Hedge Derivative Fair Value	Realized Gain (Loss) Reclassified from OCI into Revenue (a)

	2013	2012	2013	2012

Swaps	$ (2,154)	$ 36,172	$ 5,768	$ 19,313
Put options	—	(1,562)	—	—
Collars	(7,015)	96,471	30,732	38,316
Income taxes	3,576	(52,107)	(14,235)	(22,187)

	$ (5,593)	$ 78,974	$ 22,265	$ 35,442

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

The effects of our non-hedge derivatives (or those derivatives that do not qualify for hedge accounting) and the ineffective portion of our hedge derivatives on our consolidated statements of operations is summarized below (in thousands):

	Three Months Ended March 31,

	Gain (Loss) Recognized in Income (Non-hedge Derivatives)		Gain (Loss) Recognized in Income (Ineffective Portion)		Derivative Fair Value Income (Loss)

	2013	2012	2013	2012	2013	2012
Swaps	$(43,076)	$ (52,985)	$ (1,995)	$ 159	$ (45,071)	$ (52,826)
Re-purchased swaps	1,185	—	—	—	1,185	—
Collars	(55,003)	(2,502)	(896)	78	(55,899)	(2,424)
Call options	(90)	(5,583)	—	—	(90)	(5,583)

Total	$(96,984)	$ (61,070)	$ (2,891)	$ 237	$ (99,875)	$ (60,833)

Offsetting of Derivative Assets and Derivative Liabilities

The tables below provide additional information related to our master netting arrangements with our derivative counterparties (in thousands):

	March 31, 2013

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Derivative assets:
Natural gas – swaps	$ —	$ (12,701)	$ (12,701)
– collars	42,866	(9,314)	33,552
Crude oil – swaps	2,360	(591)	1,769
– collars	444	(503)	(59)
NGLs – C5 swaps	5,084	(240)	4,844
– C3 swaps	34	—	34

	$ 50,788	$ (23,349)	$ 27,439

	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet

Derivative (liabilities):
Natural gas – swaps	$ (19,918)	$ —	$ (19,918)
– collars	(16,475)	10,269	(6,206)
Crude oil – swaps	(690)	3,520	2,830
NGLs – C5 swaps	(877)	4,343	3,466
– C3 swaps	(8,204)	—	(8,204)

	$ (46,164)	$ 18,132	$ (28,032)

	December 31, 2012

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Derivative assets:
Natural gas – swaps	$ 10,746	$ (3,242)	$ 7,504
– collars	127,991	(5,736)	122,255
– basis swaps	993	—	993
Crude oil – swaps	9,650	—	9,650
– collars	2,222	—	2,222
NGLs – C5 swaps	10,674	(31)	10,643

	$ 162,276	$ (9,009)	$ 153,267

	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet

Derivative (liabilities):
Natural gas – collars	$ (3,883)	$ 420	$ (3,463)
NGLs – C5 swaps	(106)	2,381	2,275
– C3 swaps	(6,746)	—	(6,746)

	$ (10,735)	$ 2,801	$ (7,934)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2013 using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2013

Trading securities held in the deferred compensation plans	$ 71,440	$ —	$ —	$ 71,440

Derivatives–swaps	—	(27,880)	—	(27,880)
–collars	—	27,287	—	27,287

	Fair Value Measurements at December 31, 2012 using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2012

Trading securities held in the deferred compensation plans	$ 57,776	$ —	$ —	$ 57,776

Derivatives–swaps	—	23,326	—	23,326
–collars	—	121,014	—	121,014
–basis swaps	—	993	—	993

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying statement of operations. For first quarter 2013, interest and dividends were $40,000 and the mark-to-market adjustment was a gain of $1.6 million. For first quarter 2012, interest and dividends were $62,000 and the mark-to-market adjustment was a gain of $4.0 million.

Fair Values—Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Commodity swaps and collars	$ 27,439	$ 27,439	$ 153,267	$ 153,267
Marketable securities(a)	71,440	71,440	57,776	57,776
(Liabilities):
Commodity swaps and collars	(28,032)	(28,032)	(7,934)	(7,934)
Bank credit facility(b)	(47,000)	(47,000)	(739,000)	(739,000)
Deferred compensation plan	(222,700)	(222,700)	(187,604)	(187,604)
7.25% senior subordinated notes due 2018(b)	(250,000)	(260,000)	(250,000)	(262,500)
8.00% senior subordinated notes due 2019(b)	(289,505)	(328,500)	(289,185)	(332,250)
6.75% senior subordinated notes due 2020(b)	(500,000)	(550,000)	(500,000)	(542,500)
5.75% senior subordinated notes due 2021(b)	(500,000)	(536,250)	(500,000)	(535,000)
5.00% senior subordinated notes due 2022(b)	(600,000)	(613,500)	(600,000)	(627,000)
5.00% senior subordinated notes due 2023(b)	(750,000)	(766,875)	—	—

(a) Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges. Refer to Note 13 for additional information.

(b) The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior subordinated notes is based on end of period market quotes which are Level 2 market values.  Refer to Note 8 for additional information.

Our current assets and liabilities contain financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical incurrence of and expected future insignificance of bad debt expense.

Concentrations of Credit Risk

As of March 31, 2013, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate security are obtained as necessary to limit our risk of loss. Our allowance for uncollectible receivables was $2.4 million at March 31, 2013 and December 31, 2012. As of March 31, 2013, our derivative contracts consist of swaps and collars. Our exposure is diversified primarily among major investment grade financial institutions, the majority of which we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2013, our derivative counterparties include fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. At March 31, 2013, our net derivative assets include a receivable from the two counterparties not included in our bank credit facility of $3.4 million. For those counterparties that are not secured lenders in our bank credit facility or for which we do not have master netting arrangements, net derivative asset values are determined, in part, by reviewing credit default swap spreads for the counterparties. Net derivative liabilities are determined, in part, by using our market-based credit spread. None of our derivative contracts have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement date. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with our counterparties. The terms of the ISDA Agreements provide us and our counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party.

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

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. Upon grant of these restricted shares, which we refer to as restricted Liability Awards, the shares are placed in our deferred compensation plan and, upon vesting, employees are allowed to take withdrawals either in cash or in stock. Compensation expense is recognized over the balance of the vesting period, which is typically three years for employee grants and immediate vesting for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock awards have the right to vote such shares and receive dividends thereon. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market adjustment is reported in deferred compensation plan expense in the accompanying consolidated statements of operations.

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock grants and SARs expense. In first quarter 2013, stock-based compensation was allocated to operating expense ($661,000), brokered natural gas and marketing expense ($249,000), exploration expense ($1.1 million) and general and administrative expense ($10.3 million) for a total expense of $12.3 million. In first quarter 2012, stock-based compensation was allocated to operating expense ($357,000), brokered natural gas and marketing expense ($453,000), exploration expense ($928,000) and general and administrative expense ($8.2 million) for a total expense of $9.9 million. Unlike the other forms of stock-based compensation mentioned above, the mark-to-market adjustment of the liability related to the vested restricted stock held in our deferred compensation plans is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories.

Stock and Option Plans

We have two active equity-based stock plans, the 2005 Plan and the Director Plan. Under these plans, incentive and non-qualified stock options, SARs, restricted stock units and various other awards may be issued to directors and employees pursuant to decisions of the Compensation Committee, which is made up of non-employee, independent directors from the Board of Directors. All awards granted under these plans have been issued at prevailing market prices at the time of the grant. Of the 2.6 million grants outstanding at March 31, 2013, all are grants relating to SARs. Information with respect to stock option and SARs activities is summarized below.

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	3,433,362	$ 52.52
Granted	116,413	69.23
Exercised	(919,085)	52.52
Expired/forfeited	(36,881)	52.64

Outstanding at March 31, 2013	2,593,809	$ 53.24

Stock Appreciation Right Awards

During first three months 2013, we granted SARs to officers and non-officer employees. The weighted average grant date fair value of these SARs, based on our Black-Scholes-Merton assumptions, is shown below:

Three Months Ended March 31, 2013

Weighted average exercise price per share	$ 69.23
Expected annual dividends per share	0.23%
Expected life in years	3.7
Expected volatility	34%
Risk-free interest rate	0.6%
Weighted average grant date fair value	$ 18.41

Restricted Stock Awards

Equity Awards

In first three months 2013, we granted 386,000 restricted stock Equity Awards to employees at an average grant price of $71.02 compared to 356,000 restricted stock Equity Awards granted to employees at an average grant price of $63.37 in the same period of 2012. These awards generally vest over a three-year period. We recorded compensation expense for these Equity Awards of $4.3 million in the first three months 2013 compared to $2.1 million in the same period of 2012. Equity Awards are not issued to employees until they are vested. Employees do not have the option to receive cash.

Liability Awards

In first three months 2013, we granted 125,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $71.40 with vesting generally over a three-year period. In the same period of 2012, we granted 140,000 shares of Liability Awards as compensation to employees at an average price of $63.15 with vesting generally over a three-year period. We recorded compensation expense for Liability Awards of $4.5 million in first three months 2013 compared to $4.2 million in the same period of 2012. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market adjustment is reported in the deferred compensation expense in our consolidated statements of operations (see additional discussion below).

A summary of the status of our non-vested restricted stock outstanding at March 31, 2013 is summarized below:

	Equity Awards		Liability Awards

	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	349,156	$ 59.08	423,478	$ 58.91
Granted	385,688	71.02	125,236	71.40
Vested	(50,404)	57.06	(86,161)	57.11
Forfeited	(3,523)	57.99	(14,442)	56.78

Outstanding at March 31, 2013	680,917	$ 66.00	448,111	$ 62.82

Deferred Compensation Plan

Our deferred compensation plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the

Rabbi Trust is reflected in the deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value in other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market loss of $42.4 million in first quarter 2013 compared to mark-to-market gain of $7.8 million in first quarter 2012. The Rabbi Trust held 2.6 million shares (2.2 million of vested shares) of Range stock at March 31, 2013 compared to 2.7 million shares (2.3 million of vested shares) at December 31, 2012.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,

	2013	2012

	(in thousands)
Net cash provided from operating activities included:
Income taxes (refunded) paid to taxing authorities	$(162)	$ 196
Interest paid	37,541	29,636
Non-cash investing and financing activities included:
Asset retirement costs capitalized, net	1,690	1,194

(15) COMMITMENTS AND CONTINGENCIES

Litigation

James A. Drummond and Chris Parrish v. Range Resources-Midcontinent, LLC et al.; pending in the District Court of Grady County, State of Oklahoma; Case No. CJ-2010-510

Two individuals (one of whom is now deceased), only one of which was a current royalty owner, filed suit against Range Resources Corporation and two of our subsidiaries, including the proper defendant Range Resources-Midcontinent, LLC, in the District Court of Grady County, Oklahoma. This suit is similar to a number of cases filed in Oklahoma asserting claims that royalty owners are entitled to payment of royalties on several different categories of alleged “deductions” applied by third parties who transport and process natural gas production. The alleged deductions include fuel used by the third party in the transportation and processing of gas, condensate removed by the third party after the point of sale, the contractually agreed natural gas liquids recovery percentages, the percentage of proceeds contracts’ contractually agreed pricing percentages and other similar alleged “deductions.” In addition to the claims made with respect to the alleged categories of deductions, the Plaintiffs in this litigation have alleged fraud and the existence of a fiduciary duty to the royalty owners to attempt to support an argument that no statute of limitations applies, and the Plaintiffs also claim that interest accrues on the alleged damages at 12% compounded annually. Thus while we cannot reasonably estimate our potential exposure at this time, the damages claimed by the Plaintiffs have been estimated by the Plaintiffs’ counsel to be in excess of $140 million. We believe Oklahoma is a “first marketable product” rule state and the current case law in Oklahoma (principally Mittelstaedt v. Santa Fe) allows operators to deduct value enhancing costs for treating, compression and other post-production expenses incurred to increase the value of a marketable product; however, whether and when gas is a marketable product and the extent to which the deductions are permitted may be fact questions under Oklahoma law. Further, we do not typically transport and process the gas production from wells we operate in Oklahoma but instead sell the gas production to unaffiliated third parties which, in many cases, do transport and process the gas. Range maintains that the alleged “deductions” made the subject of the Plaintiffs’ claims are not deductions at all but the negotiated terms of the contracts with the third parties who buy, transport and process the gas under terms that allow Range and its royalty owners to share in the enhanced downstream value that establishes the purchase price for the production sold by us, and on which we have paid royalty. Range further believes that its production is marketable under Oklahoma law when sold to such unaffiliated third parties. The terms with respect to payment of royalties vary based on the terms of the various oil and gas leases owned by Range for its Oklahoma wells and wells it has owned and operated in Oklahoma in the past, and our subsidiary believes that it has substantially complied with its royalty payment obligations under its leases and we therefore intend to vigorously defend this litigation. As previously disclosed, on February 19, 2013, the District Court entered an order certifying a class of royalty owners as requested by the Plaintiffs. We have appealed the class certification order. In addition, we have received a revised claim of damages by the Plaintiffs which has increased the amount claimed by the Plaintiffs to $160.0 million. We have evaluated the possible financial impact of this litigation, and while we believe we have strong defenses to the claims made in this lawsuit, given our evaluation of the law in Oklahoma, the outcomes in other similar litigation and our assessment of the current status of the litigation, the three months ended March 31, 2013 includes an accrual of $35.0 million which, at this time, we believe is appropriate given the information at this time. We may accrue additional amounts in the future or otherwise adjust this accrual depending upon future developments in the course of this litigation.

We are the subject of, or party to, a number of other pending or threatened legal actions and claims arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations. We will continue to evaluate our litigation quarterly and will establish and adjust any litigation reserves as appropriate to reflect our assessment of the then current status of litigation.

Transportation and Gathering Contracts and Hydraulic Fracturing Services

In first quarter 2013, we recognized rate adjustments on certain existing transportation and gathering contracts which increased our transportation and gathering commitments approximately $63.0 million over the next 10 years. We also extended our commitments for hydraulic fracturing services by $24.0 million in 2014.

(16) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2013	December 31, 2012

	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$ 7,396,037	$ 7,368,308
Unproved properties	732,163	743,467

Total	8,128,200	8,111,775
Accumulated depreciation, depletion and amortization	(1,944,252)	(2,015,591)

Net capitalized costs	$ 6,183,948	$ 6,096,184

(a) Includes capitalized asset retirement costs and the associated accumulated amortization.

(17) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2013	Year Ended December 31, 2012

	(in thousands)

Acreage purchases	$ 9,394	$ 188,843
Development	309,240	1,049,129
Exploration:
Drilling	70,853	309,816
Expense	15,710	65,758
Stock-based compensation expense	1,070	4,049
Gas gathering facilities:
Development	6,789	41,035

Subtotal	413,056	1,658,630
Asset retirement obligations	1,690	57,982

Total costs incurred	$ 414,746	$ 1,716,612

(a) Includes cost incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. For additional risk factors affecting our business, see Item 1A. Risk Factors as filed with our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 27, 2013.

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

Our objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Our strategy to achieve our objective is to increase reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs and crude oil and on our ability to economically find, develop, acquire and produce natural gas, NGLs and oil reserves. We include condensate in our crude oil captions below. We use the successful efforts method of accounting for our natural gas, NGLs and oil activities. Our corporate headquarters is located at 100 Throckmorton Street, Fort Worth, Texas.

Recent Developments

On February 26, 2013, we signed a definitive agreement to sell certain of our oil and gas properties in New Mexico and West Texas for a purchase price of $275.0 million, subject to normal post-closing adjustments. We closed this disposition on April 1, 2013 and we expect to recognize a gain of approximately $84.0 million in the second quarter.

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for commodities are inherently volatile. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil for three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,

	2013	2012

Average NYMEX prices (a)
Natural gas (per mcf)	$ 3.35	$ 2.77
Oil (per bbl)	$ 94.25	$ 103.13

(a) Based on weighted average of bid week prompt month prices.

Consolidated Results of Operations

Overview of First Quarter 2013 Results

During first quarter 2013, we achieved the following financial and operating results:

•	increased revenue from the sale of natural gas, NGLs and oil by 25% from the same period of 2012;

•	achieved 32% production growth from the same period of 2012;

•	continued expansion of our activities in the Marcellus Shale by growing production, proving up acreage and acquiring additional unproved acreage;

•	continued expansion of our activities in the horizontal Mississippian oil play by growing production and acquiring additional unproved acreage;

•	reduced direct operating expenses per mcfe 22% from the same period of 2012;

•	reduced our depletion, depreciation and amortization (“DD&A”) rate 13%;

•	issued $750.0 million of new 5% senior subordinated notes due 2023;

•	entered into additional derivative contracts for 2013, 2014 and 2015; and

•	realized $201.2 million of cash flow from operating activities.

Total revenues increased $68.3 million or 27% in first quarter 2013 over the same period of 2012. This increase was due to significantly higher production volumes partially offset by an increase in the mark-to-market loss from derivatives and lower realized prices. Our first quarter 2013 production growth was due to the continued success of our drilling program, particularly in the Marcellus Shale. First quarter 2013 natural gas production increased 33% from the comparable period of 2012 and, as we continue to focus our efforts on the growth of our liquids production, first quarter production for oil and NGLs increased over 29% from the same period of the prior year.

We believe natural gas, NGLs and oil prices will remain volatile and will be affected by, among other things, weather, the U.S. and worldwide economy, new technology and the level of oil and gas production in North America and worldwide. Although we have entered into derivative contracts covering a portion of our production volumes for the remainder of 2013, 2014 and 2015, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future. As a result of relatively higher current prices for oil and NGLs than for natural gas, we continue to focus our capital budget expenditures on higher return oil and liquids-rich gas drilling activities.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices, production volumes and the value of certain of our derivative contracts. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Revenue from the sale of natural gas, NGLs and oil sales include netback arrangements where we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this instance, we record revenue at the price we receive from the purchaser. Revenues are also realized from sales arrangements where we sell natural gas or oil at a specific delivery point and receive proceeds from the purchaser with no transportation deduction. Third party transportation costs we incur to get our commodity to the delivery point are reported in transportation, gathering and compression expense. Hedges included in natural gas, NGLs and oil sales reflect settlements on those derivatives that qualify for hedge accounting. Cash settlements and changes in the market value of derivative contracts that are not accounted for as hedges are included in derivative fair value income or loss in the statement of operations. For more information on revenues from derivative contracts that are not accounted for as hedges, see Derivative fair value loss discussion below. Effective March 1, 2013, we elected to de-designate all commodity contracts that were previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively. Refer to Note 11  to the consolidated financial statements for more information.

In first quarter 2013, natural gas, NGLs and oil sales increased 25% from the same period of 2012 with a 32% increase in production partially offset by a 5% decrease in realized prices. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,

	2013	2012	Change	%

Natural gas, NGLs and oil sales
Gas wellhead	$ 217,088	$ 128,068	$ 89,020	70%
Gas hedges realized (a)	35,478	57,629	(22,151)	(38%)

Total gas revenue	$ 252,566	$ 185,697	$ 66,869	36%

Total NGLs revenue	$ 67,571	$ 76,498	$ (8,927)	(12%)

Oil wellhead	$ 77,080	$ 55,422	$ 21,658	39%
Oil hedges realized (a)	1,022	—	1,022	— %

Total oil revenue	$ 78,102	$ 55,422	$ 22,680	41%

Combined wellhead	$ 361,739	$ 259,988	$ 101,751	39%
Combined hedges (a)	36,500	57,629	(21,129)	(37%)

Total natural gas, NGLs and oil sales	$ 398,239	$ 317,617	$ 80,622	25%

(a) Cash settlements related to derivatives that qualify or were designated for hedge accounting.

Our production continues to grow through drilling success as we place new wells on production offset by the natural decline of our natural gas and oil wells and asset sales. For first quarter 2013, our production volumes increased 42% in our Appalachian region and decreased 6% in our Southwestern region when compared to the same period of 2012. Our production for the three months ended March 31, 2013 and 2012 is set forth in the following table:

	Three Months Ended March 31,

	2013	2012	Change	%

Production (a)
Natural gas (mcf)	62,023,956	46,633,207	15,390,749	33%
NGLs (bbls)	1,889,424	1,560,826	328,598	21%
Crude oil (bbls)	912,662	608,077	304,585	50%
Total (mcfe) (b)	78,836,472	59,646,625	19,189,847	32%

Average daily production (a)
Natural gas (mcf)	689,155	512,453	176,702	34%
NGLs (bbls)	20,994	17,152	3,842	22%
Crude oil (bbls)	10,141	6,682	3,459	52%
Total (mcfe) (b)	875,961	655,457	220,504	34%

(a) Represents volumes sold regardless of when produced.

(b) Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas,

    which is not necessarily indicative of the relationship of oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs) received during first quarter 2013 was $4.26 per mcfe compared to $4.51 per mcfe in the same period of 2012. Because we record transportation costs on two separate bases, as required by GAAP, we believe computed final realized prices should include the total impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives, whether or not they qualify for hedge accounting. Average sales prices (wellhead) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying statements of operations. Average sales prices (wellhead) do include transportation costs where we receive net revenue proceeds. Average realized price calculations for the three months ended March 31, 2013 and 2012 are shown below:

	Three Months Ended March 31,

	2013	2012

Average Prices
Average sales prices (wellhead):
Natural gas (per mcf)	$ 3.50	$ 2.75
NGLs (per bbl)	35.76	49.01
Crude oil (per bbl)	84.46	91.14
Total (per mcfe) (a)	4.59	4.36
Average realized prices (including derivative settlements that qualify for hedge accounting):
Natural gas (per mcf)	$ 4.07	$ 3.98
NGLs (per bbl)	35.76	49.01
Crude oil (per bbl)	85.58	91.14
Total (per mcfe) (a)	5.05	5.32
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$ 4.09	$ 4.01
NGLs (per bbl)	35.29	46.20
Crude oil (per bbl)	85.46	83.54
Total (per mcfe) (a)	5.06	5.19
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$ 3.14	$ 3.18
NGLs (per bbl)	33.61	44.71
Crude oil (per bbl)	85.46	83.54
Total (per mcfe) (a)	4.26	4.51

(a) Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas,

    which is not indicative of the relationship of oil and natural gas prices.

Derivative fair value loss was $99.9 million in first quarter 2013 compared to a loss of $60.8 million in the same period of 2012. Our derivatives that do not qualify or are not designated for hedge accounting are accounted for using the mark-to-market accounting method whereby all realized and unrealized gains and losses related to these contracts are included in derivative fair value loss in the accompanying consolidated statements of operations. Mark-to-market accounting treatment results in volatility of our revenues as unrealized gains and losses from derivatives are included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. The increase in the mark-to-market loss in the first quarter March 31, 2013 is primarily due to the impact of discontinuing hedge accounting as of March 1, 2013. Hedge ineffectiveness, also included in derivative fair value loss, is associated with contracts that qualify for hedge accounting. The ineffective portion is calculated as the difference between the changes in the fair value of the derivative and the estimated change in future cash flows from the item being hedged. Effective March 1, 2013, we elected to discontinue hedge accounting prospectively. After March 1, 2013, all realized and unrealized gains and losses will be recognized in earnings immediately as derivative contracts are settled or marked-to-market.

The following table presents information about the components of derivative fair value loss for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,

	2013	2012

Change in fair value of derivatives that do not qualify for hedge accounting (a)	$ (96,802)	$ (52,056)
Realized gain on settlements – natural gas (b) (c)	815	—
Realized loss on settlements – oil (b) (c)	(102)	(4,622)
Realized loss on settlements – NGLs (b) (c)	(895)	(4,392)
Hedge ineffectiveness – realized (c)	564	1,185
– unrealized (a)	(3,455)	(948)

Derivative fair value loss	$ (99,875)	$ (60,833)

(a)	These amounts are unrealized and are not included in average realized price calculations.

(b)	These amounts represent realized gains and losses on settled derivatives that do not qualify or are not designated for hedge accounting.

(c)	These settlements are included in average realized price calculations (including all derivative settlements and third party transportation costs paid by

         Range).

Loss on the sale of assets was $166,000 in first quarter 2013 compared to a loss of $10.4 million in the same period of 2012. In the first three months 2012, we sold a seventy-five percent interest in an East Texas prospect which included a suspended exploratory well and unproved properties for proceeds of $8.6 million resulting in a pre-tax loss of $10.9 million.

Brokered natural gas, marketing and other revenue in first quarter 2013 was $21.0 million compared to $4.6 million in the same period of 2012. The first quarter 2013 includes loss from equity method investments of $80,000 and revenue from marketing and the sale of brokered gas of $21.1 million. The first quarter 2012 includes income from equity method investments of $316,000, revenue from marketing and the sale of brokered gas of $3.3 million and an insurance reimbursement.

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,

	(per mcfe)
	2013	2012	Change	% Change

Direct operating expense	$ 0.38	$ 0.49	$ (0.11)	(22%)
Production and ad valorem tax expense	0.14	0.61	(0.47)	(77%)
General and administrative expense	1.07	0.65	0.42	65%
Interest expense	0.54	0.62	(0.08)	(13%)
Depletion, depreciation and amortization expense	1.46	1.68	(0.22)	(13%)

Direct operating expense was $30.2 million in first quarter 2013 compared to $29.0 million in the same period of 2012. We experience increases in operating expenses as we add new wells and manage existing properties. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Even though our production volumes increased 32%, on an absolute basis, our spending for direct operating expenses for first quarter 2013 only increased 4% with an increase in the number of producing wells and higher utilities and stock-based compensation. We incurred $1.4 million of workover costs in first quarter 2013 compared to $1.5 million of workover costs in the same period of 2012.

On a per mcfe basis, direct operating expense in first quarter 2013 declined 22% from the same period of 2012, with the decrease consisting of lower water hauling and disposal costs, workover costs, equipment rental and well services. We expect to experience lower costs per mcfe as we increase production from our dry gas Marcellus Shale wells due to their lower operating cost relative to our other operating areas somewhat offset by higher operating costs on our Marcellus Shale liquids-rich wells. Operating costs in the Mississippian play are higher on a per mcfe basis than the Marcellus Shale play. As production increases from the Mississippian play, our direct operating expenses per mcfe is expected to begin to increase.

	Three Months Ended March 31,

	(per mcfe)
	2013	2012	Change	% Change

Lease operating expense	$ 0.35	$ 0.45	$ (0.10)	(22%)
Workovers	0.02	0.03	(0.01)	(23%)
Stock-based compensation (non-cash)	0.01	0.01	—	— %

Total direct operating expense	$ 0.38	$ 0.49	$ (0.11)	(22%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee that was passed in 2012. Production and ad valorem taxes (excluding the impact fee) were $4.2 million in third quarter 2013 compared to $6.4 million in the same period of 2012. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) decreased to $0.05 in first quarter 2013 compared to $0.11 in the same period of 2012 due to an increase in volumes not subject to production taxes. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. Included in first quarter 2013 is a $7.1 million impact fee ($0.09 per mcfe) compared to $6.2 million ($0.10 per mcfe) in the same period of the prior year.  First quarter 2012 also includes a $24.0 million retroactive fee ($0.40 per mcfe) which covered all wells drilled prior to 2012.

General and administrative expense was $84.1 million in first quarter 2013 compared to $38.7 million for the same period of 2012. The 2013 increase of $45.3 million when compared to 2012 is primarily due to a legal contingency related to an Oklahoma lawsuit of $35.0 million, higher salary and benefit expenses of $4.1 million, an increase in stock-based compensation of $2.1 million and higher legal and office expenses, including information technology. We continue to incur higher wages which we consider necessary to remain competitive in the industry. Our number of general and administrative (“G&A”) employees increased 6% at March 31, 2013 when compared to March 31, 2012. Stock-based compensation expense represents the amortization of restricted stock grants and stock appreciation rights granted to our G&A employees and directors as part of compensation. On a per mcfe basis, G&A expense increased 65% from first quarter 2012. The following table summarizes general and administrative expenses per mcfe for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,

	(per mcfe)
	2013	2012	Change	% Change

General and administrative	$ 0.50	$ 0.51	$ (0.01)	(2%)
Oklahoma legal contingency	0.44	—	0.44	— %
Stock-based compensation (non-cash)	0.13	0.14	(0.01)	(7%)

Total general and administrative expenses	$ 1.07	$ 0.65	$ 0.42	65%

Interest expense was $42.2 million for first quarter 2013 compared to $37.2 million for first quarter 2012. The following table presents information about interest expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,

	2013	2012

Bank credit facility	$ 4,904	$ 2,638
Subordinated notes	35,011	32,678
Amortization of deferred financing costs and other	2,295	1,889

Total interest expense	$ 42,210	$ 37,205

The increase in interest expense for first quarter 2013 from the same period of 2012 was primarily due to an increase in outstanding debt balances and higher interest rates. In March 2013, we issued $750.0 million of 5.00% senior subordinated notes due 2023.  We used the proceeds to repay our outstanding bank credit facility. In March 2012, we issued $600.0 million of 5.00% senior subordinated notes due 2022. We used the proceeds to repay $350.0 million of our outstanding credit facility balance and for general corporate purposes. The 2013 and 2012 note issuances were undertaken to better match the maturities of our debt with the life of our properties and to give us greater liquidity for the near term. Average debt outstanding on the bank credit facility for first quarter 2013 was $685.6 million compared to $253.2 million in the same period of 2012 and the weighted average interest rate on the bank credit facility was 2.1% in both first quarter 2013 and 2012.

Depletion, depreciation and amortization (“DD&A”) was $115.1 million in first quarter 2013 compared to $100.2 million in the same period of 2012. The increase in first quarter 2013 when compared to the same period of 2012 is due to a 13% decrease in depletion rates more than offset by a 32% increase in production. Depletion expense, the largest component of DD&A, was $1.38 per mcfe in first quarter 2013 compared to $1.59 per mcfe in the same period of 2012. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,

	(per mcfe)
	2013	2012	Change	% Change

Depletion and amortization	$ 1.38	$ 1.59	$ (0.21)	(13%)
Depreciation	0.05	0.06	(0.01)	(17%)
Accretion and other	0.03	0.03	—	— %

Total DD&A expense	$ 1.46	$ 1.68	$ (0.22)	(13%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, transportation, gathering and compression expense, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties and deferred compensation plan expenses. In first quarter 2013, stock-based compensation was a component of direct operating expense ($661,000), brokered natural gas and marketing expense ($249,000), exploration expense ($1.1 million) and general and administrative expense ($10.3 million) for a total of $12.3 million. In first quarter 2012, stock-based compensation was a component of direct operating expense ($357,000), brokered natural gas and marketing expense ($453,000), exploration expense ($928,000) and general and administrative expense ($8.2 million) for a total of $9.9 million. Stock-based compensation includes the amortization of restricted stock grants and SARs grants.

Transportation, gathering and compression expense was $62.4 million in first quarter 2013 compared to $40.8 million in the same period of 2012. These third party costs are higher than 2012 due to our production growth in the Marcellus Shale where we have third party gathering and compression agreements. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Brokered natural gas and marketing was $22.3 million in first quarter 2013 compared to $4.1 million in the same period of 2012. These costs are higher than 2012 primarily due to an increase in brokered volumes.

Exploration expense was $16.8 million in first quarter 2013 compared to $21.5 million in the same period of 2012. Exploration expense was lower in first quarter 2013 when compared to 2012 due to lower seismic costs, lower delay rentals and lower dry hole costs. The following table details our exploration related expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,

	2013	2012	Change	% Change

Seismic	$ 7,168	$ 10,672	$ (3,504)	(33%)
Delay rentals and other	5,050	5,703	(653)	(11%)
Personnel expense	3,651	3,504	147	4%
Stock-based compensation expense	1,070	928	142	15%
Dry hole expense	(159)	709	(868)	(122%)

Total exploration expense	$ 16,780	$ 21,516	$ (4,736)	(22%)

Abandonment and impairment of unproved properties was $15.2 million in first quarter 2013 compared to $20.3 million in the same period of 2012. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments will likely be recorded.

Deferred compensation plan expense was $42.4 million in first quarter 2013 compared to income of $7.8 million in the same period of 2012. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $62.83 at December 31, 2012 to $81.04 at March 31, 2013. In the same quarter of the prior year, our stock price decreased from $61.94 at December 31, 2011 to $58.14 at March 31, 2012.

Income tax benefit was $47.2 million in first quarter 2013 compared to $27.8 million in first quarter 2012. The decrease in income taxes in first quarter 2013 reflects a 76% decrease in income from operations when compared to the same period of 2012. For the first quarter, the effective tax rate was 38.4% in 2013 compared to 40.0% in 2012. The 2013 and 2012 effective tax rates were different than the statutory tax rate due to state income taxes, permanent differences and changes in our valuation allowances related to our deferred tax asset for future deferred compensation plan distributions to senior executives to the extent their estimated future compensation (including these distributions) would exceed the $1.0 million deductible limit provided under section 162 (m) of the Internal Revenue Code. We expect our effective tax rate to be approximately 40% for the remainder of 2013.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and since our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a large portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of March 31, 2013, we have entered into hedging agreements covering 184.3 Bcfe for 2013, 173.9 Bcfe for 2014 and 39.1 Bcfe for 2015.

Net cash provided from operations in first quarter 2013 was $201.2 million compared to $156.0 million in the same period of 2012. Cash provided from continuing operations is largely dependent upon commodity prices and production, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from 2012 to 2013 reflects a 32% increase in production partially offset by lower realized prices (a decline of 6%) and higher operating costs. As of March 31, 2013, we have hedged approximately 73% of our projected production for the remainder of 2013, with approximately 75% of our projected natural gas production hedged. Net cash provided from continuing operations is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first three months 2013 was a positive $35.8 million compared to positive $36.4 million for the same period of 2012.

Net cash used in investing activities from operations in first quarter 2013 was $241.0 million compared to $443.9 million in the same period of 2012.

During first quarter 2013, we:

•	spent $259.6 million on natural gas and oil property additions;

•	spent $8.8 million on acreage primarily in the Marcellus Shale; and

•	received proceeds from asset sales of $38.2 million.

During first quarter 2012, we:

•	spent $376.9 million on natural gas and oil property additions;

•	spent $74.3 million on acreage primarily in the Marcellus Shale; and

•	received proceeds from asset sales of $9.9 million.

Net cash provided from financing activities in first quarter 2013 was $39.7 million compared to $410.7 million in the same period of 2012. Historically, sources of financing have been primarily bank borrowings and capital raised through equity and debt offerings.

During first quarter 2013, we:

•	borrowed $368.0 million and repaid $1.1 billion under our bank credit facility; ending the quarter with a $47.0 million outstanding balance on our bank debt;

•	issued $750.0 million aggregate principal amount of 5.00% senior subordinated notes due 2023, at par, with net proceeds of approximately $738.8 million; and

•	spent $12.1 million related to debt issuance costs; and

•	recorded a decrease of $12.5 million in cash overdrafts.

During first quarter 2012, we:

•	borrowed $340.0 million and repaid $527.0 million under our bank credit facility, ending the period with no outstanding borrowings under our bank credit facility;

•	issued $600.0 million principal amount of 5.00% senior subordinated notes due 2022, at par, with net proceeds of approximately $589.5 million; and

•	spent $11.2 million related to debt issuance costs; and

recorded a increase of $13.0 million in cash overdrafts.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program. In first quarter 2013, we entered into additional commodity derivative contracts for 2013, 2014 and 2015 to protect future cash flows. In March 2013, we issued $750.0 million of new 5.00% ten-year senior subordinated notes due 2023. On April 2, 2013, we called the $250.0 million outstanding principal amount of our 7.25% senior subordinated notes due 2018 which will be redeemed in May 2013.

During first three months 2013, our net cash provided from continuing operations of $201.2 million, proceeds from the sale of assets of $38.2 million, proceeds from the issuance of our 5.00% senior subordinated notes due 2023 and borrowings under our bank credit facility were used to fund $269.5 million of capital expenditures (including acreage acquisitions). At March 31, 2013, we had $194,000 in cash and total assets of $6.9 billion.

Long-term debt at March 31, 2013 totaled $2.9 billion, including $47.0 million outstanding on our bank credit facility and $2.9 billion of senior subordinated notes. Our available committed borrowing capacity at March 31, 2013 was $1.6 billion. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material drop in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of natural gas, NGLs and oil, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

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

Credit Arrangements

As of March 31, 2013, we maintained a $2.0 billion revolving credit facility, which we refer to as our bank credit facility. The bank credit facility is secured by substantially all of our assets and has a maturity date of February 18, 2016.

Availability under the bank credit facility is subject to a borrowing base set by the lenders semi-annually with an option to set more often in certain circumstances. The borrowing base is dependent on a number of factors but primarily on the lenders’ assessment of future cash flows. Redeterminations of the borrowing base require approval of two thirds of the lenders; increases to the borrowing base require 97% lender approval. On April 8, 2013, the facility amount on our bank credit facility was reaffirmed at $1.75 billion and our borrowing base was reaffirmed at $2.0 billion. Our current bank group is currently composed of twenty-eight financial institutions.

Our bank debt and our subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under the debt agreements for our bank debt and our subordinated notes). The debt agreements also contain customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We were in compliance with all covenants at March 31, 2013.

Capital Requirements

Our primary capital requirements are for exploration, development and acquisition of natural gas and oil properties, repayment of principal and interest on outstanding debt and payment of dividends. During first quarter 2013, $396.9 million of capital was expended on drilling projects. Also in first quarter 2013, $9.4 million was expended on acquisitions of unproved acreage, primarily in the Marcellus Shale and in the horizontal Mississippian oil play. Our 2013 capital program, excluding acquisitions, is expected to be funded by net cash flow from operations, a debt offering, proceeds from asset sales and borrowings under our bank credit facility. Our capital expenditure budget for 2013 is currently set at $1.3 billion, excluding proved property acquisitions. To the extent capital requirements exceed internally generated cash flow, proceeds from asset sales and our committed capacity under our bank credit facility, then debt or equity may be issued in capital market transactions to fund these requirements. On February 26, 2013, we signed a definitive agreement to sell certain of our oil and gas properties in New Mexico and West Texas for a purchase price of $275.0 million. We closed on this divestiture on April 1, 2013. We monitor our capital expenditures on an ongoing basis, adjusting the amount up or down and also between our operating regions, depending on commodity prices, cash flow and projected returns. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Cash Dividend Payments

The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures and various other factors. On March 1, 2013, the Board of Directors declared a dividend of four cents per share ($6.5 million) on our common stock, which was paid on March 29, 2013 to stockholders of record at the close of business on March 15, 2013.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation and gathering commitments. As of March 31, 2013, we do not have any capital leases. As of March 31, 2013, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2013, we had a total of $84.7 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2012, there have been no material changes to our contractual obligations other than a $692.0 million reduction to our outstanding bank credit facility balance, an issuance of $750.0 million of new 5.00% senior subordinated notes due 2023, adjustments to certain transportation and gathering contracts which increased these commitments $63.0 million over the next 10 years and an extension of hydraulic fracturing service commitments to take advantage of lower rates into 2014 for $24.0 million.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives, as we typically utilize commodity swap and collar contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we also entered into “sold” NGL derivative swap contracts for the natural gasoline component of NGLs and in 2012 we entered into “re-purchased” derivative swaps for the natural gasoline component of NGLs. In addition, in second quarter 2012, we entered into NGL derivative swap contracts for propane. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets.

At March 31, 2013, we had open swap contracts covering 77.7 Bcf of natural gas at prices averaging $3.71 per mcf, 4.5 million barrels of oil at prices averaging $94.62 per barrel, 1.8 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel and 2.3 million barrels of NGLs (the C3 component of NGLs) at prices averaging $37.00 per barrel. We had collars covering 258.6 Bcf of natural gas at weighted average floor and cap prices of $4.08 to $4.64 per mcf and 1.6 million barrels of oil at weighted average floor and cap prices of $88.23 to $100.00 per barrel. The fair value of these contracts, represented by the estimated amount that would be realized or payable on termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a pretax loss of $593,000 at March 31, 2013. The contracts expire monthly through December 2015.

At March 31, 2013, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2013	Collars	280,000 Mmbtu/day	$ 4.59–$ 5.05
2014	Collars	402,500 Mmbtu/day	$ 3.81–$ 4.47
2015	Collars	95,000 Mmbtu/day	$ 4.06–$ 4.48
2013	Swaps	256,127 Mmbtu/day	$3.67
2014	Swaps	20,000 Mmbtu/day	$4.08

Crude Oil
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00
2013	Swaps	5,829 bbls/day	$96.73
2014	Swaps	6,000 bbls/day	$94.54
2015	Swaps	2,000 bbls/day	$90.20

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64
2013	Re-purchased Swaps	1,500 bbls/day	$76.30

NGLs (Propane)
2013	Swaps	7,000 bbls/day	$36.38
2014	Swaps	1,000 bbls/day	$40.32

Interest Rates

At March 31, 2013, we had approximately $2.9 billion of debt outstanding. Of this amount, $2.9 billion bears interest at fixed rates averaging 5.9%. Bank debt totaling $47.0 million bears interest at floating rates, which averaged 3.7% at March 31, 2013. The 30-day LIBOR rate on March 31, 2013 was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2013 would cost us approximately $470,000 in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments some of which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs for the remainder of 2013 to continue to be a function of supply and demand.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivatives instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 74% of our December 31, 2012 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2012 to March 31, 2013.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program also includes collars, which establish a minimum floor price and a predetermined ceiling price. At March 31, 2013, our derivatives program includes swaps (both purchased and sold NGL swaps) and collars. As of March 31, 2013, we had open swap contracts covering 77.7 Bcf of natural gas at prices averaging $3.71 per mcf, 4.5 million barrels of oil at prices averaging $94.62 per barrel, 1.8 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel and 2.3 million barrels of NGLs (the C3 component of NGLs) at prices averaging $37.00 per barrel. We had collars covering 258.6 Bcf of natural gas at weighted average floor and cap prices of $4.08 to $4.64 per mcf and 1.6 million barrels of oil at weighted average floor and cap prices of $88.23 to $100.00 per barrel. These contracts expire monthly through December 2015. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of March 31, 2013, approximated a net unrealized pre-tax loss of $593,000.

At March 31, 2013, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value

				(in thousands)
Natural Gas
2013	Collars	280,000 Mmbtu/day	$ 4.59–$ 5.05	$ 42,984
2014	Collars	402,500 Mmbtu/day	$ 3.81–$ 4.47	$(13,459)
2015	Collars	95,000 Mmbtu/day	$ 4.06–$ 4.48	$(2,179)
2013	Swaps	256,127 Mmbtu/day	$ 3.57	$ (31,486)
2014	Swaps	20,000 Mmbtu/day	$4.08	$(1,133)

Crude Oil
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00	$(413)
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00	$ 354
2013	Swaps	5,829 bbls/day	$ 96.73	$ 96
2014	Swaps	6,000 bbls/day	$ 94.54	$ 3,872
2015	Swaps	2,000 bbls/day	$90.20	$630

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$ 89.64	$ 3,552
2013	Re-purchased Swaps	1,500 bbls/day	$ 76.30	$ 4,759

NGLs (Propane)
2013	Swaps	7,000 bbls/day	$ 36.38	$(8,114)
2014	Swaps	1,000 bbls/day	$40.32	$(56)

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

The following table shows the fair value of our collars and swaps and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2013. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value

		Increase of		Decrease of

	Fair Value	10%	25%	10%	25%

Collars	$ 27,287	$ (98,981)	$ (255,214)	$ 98,469	$ 254,770
Swaps	(27,880)	(97,671)	(244,260)	98,731	247,372

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2013, our derivative counterparties include fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior subordinated debt and variable rate bank debt. At March 31, 2013, we had $2.9 billion of debt outstanding. Of this amount, $2.9 billion bears interest at fixed rates averaging 5.9%. Bank debt totaling $47.0 million bears interest at floating rates, which was 3.7% on March 31, 2013. On March 31, 2013, the 30-day LIBOR rate was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2013, would cost us approximately $470,000 in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

James A. Drummond and Chris Parrish v. Range Resources-Midcontinent, LLC et al.; pending in the District Court of Grady County, State of Oklahoma; Case No. CJ-2010-510

Two individuals (one of whom is now deceased), only one of which was a current royalty owner, filed suit against Range Resources Corporation and two of our subsidiaries, including the proper defendant Range Resources-Midcontinent, LLC, in the District Court of Grady County, Oklahoma.  This suit is similar to a number of cases filed in Oklahoma asserting claims that royalty owners are entitled to payment of royalties on several different categories of alleged “deductions” applied by third parties who transport and process natural gas production. The alleged deductions include fuel used by the third party in the transportation and processing of gas, condensate removed by the third party after the point of sale, the contractually agreed natural gas liquids recovery percentages, the percentage of proceeds contracts’ contractually agreed pricing percentages and other similar alleged “deductions.”  In addition to the claims made with respect to the alleged categories of deductions, the Plaintiffs in this litigation have alleged fraud and the existence of a fiduciary duty to the royalty owners to attempt to support an argument that no statute of limitations applies, and the Plaintiffs also claim that interest accrues on the alleged damages at 12% compounded annually. Thus while we cannot reasonably estimate our potential exposure at this time, the damages claimed by the Plaintiffs have been estimated by the Plaintiffs’ counsel to be in excess of $140 million.  We believe Oklahoma is a “first marketable product” rule state and the current case law in Oklahoma (principally Mittelstaedt v. Santa Fe) allows operators to deduct value enhancing costs for treating, compression and other post-production expenses incurred to increase the value of a marketable product; however, whether and when gas is a marketable product and the extent to which the deductions are permitted may be fact questions under Oklahoma law. Further, we do not typically transport and process the gas production from wells we operate in Oklahoma but instead sell the gas production to unaffiliated third parties which, in many cases, do transport and process the gas. Range maintains that the alleged “deductions” made the subject of the Plaintiffs’ claims are not deductions at all but the negotiated terms of the contracts with the third parties who buy, transport and process the gas under terms that allow Range and its royalty owners to share in the enhanced downstream value that establishes the purchase price for the production sold by us, and on which we have paid royalty.  Range further believes that its production is marketable under Oklahoma law when sold to such unaffiliated third parties.  The terms with respect to payment of royalties vary based on the terms of the various oil and gas leases owned by Range for its Oklahoma wells and wells it has owned and operated in Oklahoma in the past, and our subsidiary believes that it has substantially complied with its royalty payment obligations under its leases and we therefore intend to vigorously defend this litigation. As previously disclosed, on February 19, 2013, the District Court entered an order certifying a class of royalty owners as requested by the Plaintiffs. We have appealed the class certification order. In addition, we have received a revised claim of damages by the Plaintiffs which has increased the amount claimed by the Plaintiffs to $160.0 million. We have evaluated the possible financial impact of this litigation, and while we believe we have strong defenses to the claims made in this lawsuit, given our evaluation of the law in Oklahoma, the outcomes in other similar litigation and our assessment of the current status of the litigation, the three months ended March 31, 2013 includes an accrual of $35.0 million which, at this time, we believe is appropriate given the information available at this time.  We may accrue additional amounts in the future or otherwise adjust this accrual depending upon future developments in the course of this litigation.

We are the subject of, or party to, a number of other pending or threatened legal actions and claims arising in the ordinary course of our business.  While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.  We will continue to evaluate our litigation quarterly and will establish and adjust any litigation reserves as appropriate to reflect our assessment of the then current status of litigation.

ITEM 1A.	RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

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

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)
4.1	Form of 5.00% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)
4.2

Indenture dated March 18, 2013 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)

4.3

Registration Rights Agreement dated March 18, 2013 by and among Range Resources Corporation, the Initial Guarantors (as defined therein), and the Representatives (as defined therein) (incorporated by reference to Exhibit 4.2 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)

10.1

Purchase Agreement, dated March 4, 2013, among Range Resources Corporation, the Guarantors (defined therein), JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 6, 2013)

10.2*

Third Amendment to the Fourth Amended and Restated Credit Agreement as of April 8, 2013 among Range (as borrower) and JPMorgan Chase Bank, N.A. and the institutions named (therein) as lenders, JPMorgan as Administrative Agent

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

Date: April 25, 2013

RANGE RESOURCES CORPORATION
By:	/s/ ROGER S. MANNY

Roger S. Manny
Executive Vice President and Chief Financial Officer

Date: April 25, 2013

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

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)
4.1	Form of 5.00% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)
4.2

Indenture dated March 18, 2013 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)

4.3

Registration Rights Agreement dated March 18, 2013 by and among Range Resources Corporation, the Initial Guarantors (as defined therein), and the Representatives (as defined therein) (incorporated by reference to Exhibit 4.2 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)

10.1

Purchase Agreement, dated March 4, 2013, among Range Resources Corporation, the Guarantors (defined therein), JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 6, 2013)

10.2*

Third Amendment to the Fourth Amended and Restated Credit Agreement as of April 8, 2013 among Range (as borrower) and JPMorgan Chase Bank, N.A. and the institutions named (therein) as lenders, JPMorgan as Administrative Agent

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