Form 10-Q
period 2013-09-30
RANGE RESOURCES CORP
filed 2013-10-30
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes  ☐     No  ☑

163,421,596 Common Shares were outstanding on October 27, 2013.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended September 30, 2013

Unless the context otherwise indicates, all references in this report to “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its wholly-owned subsidiaries and its ownership interests in equity method investees.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$255	$252
Accounts receivable, less allowance for doubtful accounts of $2,496 and $2,374	151,407	167,495
Unrealized derivatives	55,993	137,552
Deferred tax asset	2,179	—
Inventory and other	12,898	22,315
Total current assets	222,732	327,614
Unrealized derivatives	18,074	15,715
Equity method investments	127,236	132,449
Natural gas and oil properties, successful efforts method	8,667,682	8,111,775
Accumulated depletion and depreciation	(2,160,378)	(2,015,591)
	6,507,304	6,096,184
Transportation and field assets	117,566	117,717
Accumulated depreciation and amortization	(82,652)	(76,150)
	34,914	41,567
Other assets	120,370	115,206
Total assets	$7,030,630	$6,728,735
Liabilities
Current liabilities:
Accounts payable	$251,635	$234,651
Asset retirement obligations	2,366	2,470
Accrued liabilities	159,697	139,379
Deferred tax liability	—	37,924
Accrued interest	31,914	36,248
Unrealized derivatives	7,971	4,471
Total current liabilities	453,583	455,143
Bank debt	427,000	739,000
Subordinated notes	2,640,170	2,139,185
Deferred tax liability	759,556	698,302
Unrealized derivatives	103	3,463
Deferred compensation liability	207,404	187,604
Asset retirement obligations and other liabilities	151,813	148,646
Total liabilities	4,639,629	4,371,343
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 163,418,445 issued at September 30, 2013 and 162,641,896 issued at December 31, 2012	1,634	1,626
Common stock held in treasury, 101,301 shares at September 30, 2013 and 127,798 shares at December 31, 2012	(3,751)	(4,760)
Additional paid-in capital	1,944,437	1,915,627
Retained earnings	428,948	360,990
Accumulated other comprehensive income	19,733	83,909
Total stockholders’ equity	2,391,001	2,357,392
Total liabilities and stockholders’ equity	$7,030,630	$6,728,735

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues and other income:
Natural gas, NGLs and oil sales	$431,214	$337,040	$1,267,131	$953,006
Derivative fair value (loss) income	(40,355)	(40,728)	(2,470)	47,008
Gain (loss) on the sale of assets	6,008	949	89,129	(12,704)
Brokered natural gas, marketing and other	45,171	2,519	80,843	12,356
Total revenues and other income	442,038	299,780	1,434,633	999,666
Costs and expenses:
Direct operating	30,907	29,628	93,731	85,691
Transportation, gathering and compression	60,958	51,600	189,422	137,164
Production and ad valorem taxes	11,454	8,819	33,950	57,239
Brokered natural gas and marketing	51,117	4,887	90,094	15,440
Exploration	20,496	14,752	50,344	51,785
Abandonment and impairment of unproved properties	11,692	40,118	46,066	104,048
General and administrative	44,919	44,497	230,964	127,231
Deferred compensation plan	(2,225)	20,052	33,257	21,555
Interest expense	44,321	43,997	131,602	124,090
Loss on early extinguishment of debt	—	—	12,280	—
Depletion, depreciation and amortization	130,343	123,059	365,439	332,012
Impairment of proved properties and other assets	7,012	1,281	7,753	1,281
Total costs and expenses	410,994	382,690	1,284,902	1,057,536
Income (loss) from operations before income taxes	31,044	(82,910)	149,731	(57,870)
Income tax expense (benefit)
Current	—	—	—	—
Deferred	11,866	(29,074)	62,180	(17,910)
	11,866	(29,074)	62,180	(17,910)
Net income (loss)	$19,178	$(53,836)	$87,551	$(39,960)
Net income (loss) per common share:
Basic	$0.12	$(0.34)	$0.54	$(0.25)
Diluted	$0.12	$(0.34)	$0.53	$(0.25)
Dividends paid per common share	$0.04	$0.04	$0.12	$0.12
Weighted average common shares outstanding:
Basic	160,500	159,563	160,398	159,297
Diluted	161,374	159,563	161,321	159,297

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$19,178	$(53,836)	$87,551	$(39,960)
Other comprehensive income:
Realized loss (gain) on hedge derivative contract settlements reclassified into natural gas, NGLs and oil sales from other comprehensive income, net of taxes (1)	—	(37,495)	(14,840)	(120,871)
De-designated hedges reclassified into natural gas, NGLs and oil sales, net of taxes (2)	(16,717)	—	(42,758)	—
De-designated hedges reclassified to derivative fair value income, net of taxes (3)	(438)	—	(2,376)	—
Change in unrealized deferred hedging (losses) gains, net of taxes (4)	—	(52,246)	(4,203)	31,541
Total comprehensive income (loss)	$2,023	$(143,577)	$23,374	$(129,290)

(1) Amounts are net of income tax expense of $23,972 for the three months ended September 30, 2012 and $9,488 and $76,806 for the nine months ended September 30, 2013 and 2012.
(2) Amounts are net of income tax expense of $10,688 for the three months ended September 30, 2013 and $27,337 for the nine months ended September 30, 2013.

(3) Amounts relate to transactions not probable of occurring and are presented net of income tax expense of $279 for the three months ended September 30, 2013 and $1,518 for the nine months ended September 30, 2013.

(4) Amounts are net of income tax expense of $33,403 for the three months ended September 30, 2012 and income tax benefit of $21,780 for the nine months ended September 30, 2012. Amounts are net of income tax expense of $2,687 for the nine months ended September 30, 2013.

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012

Operating activities:
Net income (loss)	$87,551	$(39,960)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
(Gain) loss from equity method investments, net of distributions	(1,174)	2,252
Deferred income tax expense (benefit)	62,180	(17,910)
Depletion, depreciation and amortization and impairment	373,192	333,293
Exploration dry hole costs	3,904	832
Mark-to-market on natural gas, NGLs and oil derivatives not designated as hedges	(28,350)	(30,076)
Abandonment and impairment of unproved properties	46,066	104,048
Unrealized derivative loss	2,485	5,061
Allowance for bad debt	250	—
Amortization of deferred financing costs, loss on extinguishment of debt and other	19,735	5,970
Deferred and stock-based compensation	74,187	58,573
(Gain) loss on the sale of assets	(89,129)	12,704
Changes in working capital:
Accounts receivable	(6,506)	(9,479)
Inventory and other	3,259	(5,394)
Accounts payable	(29,234)	11,074
Accrued liabilities and other	(15,550)	30,135
Net cash provided from operating activities	502,866	461,123
Investing activities:
Additions to natural gas and oil properties	(907,813)	(1,151,167)
Additions to field service assets	(4,326)	(3,056)
Acreage purchases	(70,187)	(175,041)
Equity method investments	3,799	—
Proceeds from disposal of assets	311,748	32,082
Purchases of marketable securities held by the deferred compensation plan	(23,729)	(33,997)
Proceeds from the sales of marketable securities held by the deferred compensation plan	19,375	21,485
Net cash used in investing activities	(671,133)	(1,309,694)
Financing activities:
Borrowing on credit facilities	1,310,000	1,139,000
Repayment on credit facilities	(1,622,000)	(865,000)
Issuance of subordinated notes	750,000	600,000
Repayment of subordinated notes	(259,063)	—
Dividends paid	(19,593)	(19,475)
Debt issuance costs	(12,448)	(12,606)
Issuance of common stock	343	2,073
Change in cash overdrafts	4,704	(15,750)
Proceeds from the sales of common stock held by the deferred compensation plan	16,327	20,388
Net cash provided from financing activities	168,270	848,630
Increase in cash and cash equivalents	3	59
Cash and cash equivalents at beginning of period	252	92
Cash and cash equivalents at end of period	$255	$151

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

(2) BASIS OF PRESENTATION

Presentation

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2012 Annual Report on Form 10-K filed on February 27, 2013. The results of operations for the third quarter and the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Certain reclassifications have been made to prior years reported amounts in order to conform with the current year presentation. These reclassifications include gas purchases and other marketing costs which were previously reported in other income and are currently reported as a separate operating expense. These reclassifications have no impact on previously reported net income.

Impact Fee

In first quarter 2012, the Pennsylvania legislature passed an “impact fee” on unconventional natural gas and oil production. The impact fee is a per well annual fee imposed for a period of fifteen years on all unconventional wells drilled in Pennsylvania. The fee is based on the average annual price of natural gas and the Consumer Price Index. The annual fee per well declines each year over the fifteen-year time period as long as the well is producing. In first nine months 2012, we recorded a retroactive impact fee of $24.7 million for wells drilled during 2011 and prior. This expense is reflected in our statements of operations as production and ad valorem taxes.

De-designation of Commodity Derivative Contracts

Effective March 1, 2013, we elected to discontinue hedge accounting prospectively. After March 1, 2013, both realized and unrealized gains and losses will be recognized in earnings in derivative fair value income (loss) immediately each quarter as derivative contracts are settled and marked to market. For third quarter 2013, unrealized gains of $3.1 million and for the nine months ended September 30, 2013, unrealized gains of $25.5 million were included in our statements of operations in derivative fair value income (loss) that, prior to March 1, 2013, would have been deferred in accumulated other comprehensive income (“AOCI”) if we had continued using hedge accounting. Refer to Note 11 for additional information.

(3) NEW ACCOUNTING STANDARDS

Recently Adopted

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” requiring additional disclosures about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. Also, in January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210):  Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 revised and clarified the disclosures required by ASU No. 2011-11. We adopted these new requirements in first quarter 2013 and they did not have a material effect on our consolidated financial statements.

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

(4) DISPOSITIONS

2013 Dispositions

In September 2013, we sold our equity method investment in a drilling company for proceeds of $7.0 million and recognized a gain of $4.4 million. In addition, in the third quarter 2013 we sold unproved leases in West Texas for proceeds of $2.6 million where we recognized a gain of $1.7 million and sold surface acreage in North Texas for proceeds of $5.3 million with a loss of $253,000 recognized.

In December 2012, we announced our plan to offer for sale certain of our Delaware and Permian Basin properties in southeast New Mexico and West Texas. On February 26, 2013, we announced we signed a definitive agreement to sell these assets for a price of $275.0 million, subject to normal post-closing adjustments. The agreement had an effective date of January 1, 2013 and consequently, operating net revenues after January 1, 2013 were a downward adjustment to the sales price. We closed this disposition on April 1 and we recognized a gain of approximately $83.5 million in second quarter 2013 related to this sale, before selling expenses of $4.2 million. Also in second quarter 2013, we received $14.2 million of proceeds from the sale of miscellaneous oil and gas properties in Pennsylvania and West Texas and we recognized a gain of $4.0 million on these transactions. In the first nine months 2013, we also received $10.0 million of proceeds from the sale of miscellaneous oil and gas property in Pennsylvania, with no gain or loss recognized.

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

(5) INCOME TAXES

Income tax expense (benefit) from operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense (benefit)	$11,866	$(29,074)	$62,180	$(17,910)
Effective tax rate	38.2%	35.1%	41.5%	30.9%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For third quarter and the nine months ended September 30, 2013 and 2012, our overall effective tax rate on operations was different than the federal statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss), as reported	$19,178	$(53,836)	$87,551	$(39,960)
Participating basic earnings (a)	(341)	(119)	(1,479)	(348)
Basic net income (loss) attributed to common shareholders	18,837	(53,955)	86,072	(40,308)
Reallocation of participating earnings (a)	1	—	6	—
Diluted net income (loss) attributed to common shareholders	$18,838	$(53,955)	$86,078	$(40,308)
Net income (loss) per common share:
Basic	$0.12	$(0.34)	$0.54	$(0.25)
Diluted	$0.12	$(0.34)	$0.53	$(0.25)

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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Denominator:
Weighted average common shares outstanding – basic	160,500	159,563	160,398	159,297
Effect of dilutive securities:
Director and employee stock options and SARs	874	—	923	—
Weighted average common shares outstanding – diluted	161,374	159,563	161,321	159,297

Weighted average common shares – basic for the three months ended September 30, 2013 excludes 2.9 million shares and the three months ended September 30, 2012 excludes 3.0 million shares of restricted stock held in our deferred compensation plans (although all awards are issued and outstanding upon grant). Weighted average common shares – basic for the nine months ended September 30, 2013 excludes 2.8 million shares of restricted stock compared to 2.9 million in the same period of 2012. Stock appreciation rights (“SARs”) of 796 for the three months ended September 30, 2013 and 181,000 for the nine months ended September 30, 2013 were outstanding but not included in the computations of diluted income from operations per share because the grant prices of the SARs were greater than the average market price of the common shares. Due to our loss from continuing operations for the three months and the nine months ended September 30, 2012, we excluded all outstanding SARs and restricted stock from the computation of diluted net income (loss) per share because the effect would have been anti-dilutive to the computations.

(7) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. The following table reflects the changes in capitalized exploratory well costs for the nine months ended September 30, 2013 and the year ended December 31, 2012 (in thousands except for number of projects):

	September 30, 2013	December 31, 2012

Balance at beginning of period	$57,360	$93,388
Additions to capitalized exploratory well costs pending the determination of proved reserves	61,751	153,250
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(80,358)	(184,298)
Capitalized exploratory well costs charged to expense	(3,950)	—
Divested wells	—	(4,980)
Balance at end of period	34,803	57,360
Less exploratory well costs that have been capitalized for a period of one year or less	(21,923)	(45,965)
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$12,880	$11,395
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	4	5

As of September 30, 2013, $12.9 million of capitalized exploratory well costs have been capitalized for more than one year which relates to two wells waiting on pipelines and two wells currently in the completion stage. One of the wells is not operated by us and all of the wells are in Pennsylvania. In 2012, we sold a seventy-five percent interest in an East Texas exploratory well. Refer to Note 4 for additional information.

The following table provides an aging of capitalized exploratory well costs that have been suspended for more than one year as of September 30, 2013 (in thousands):

	Total	2013	2012	2011	2010	2009	2008
Capitalized exploratory well costs that have been capitalized for more than one year	$12,880	$208	$6,904	$1,289	$72	$2,884	$1,523

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands) (bank debt interest rate at September 30, 2013 is shown parenthetically; no interest was capitalized during the three months or the nine months ended September 30, 2013 or 2012):

	September 30, 2013	December 31, 2012
Bank debt (1.9%)	$427,000	$739,000
Senior subordinated notes:
7.25% senior subordinated notes due 2018	—	250,000
8.00% senior subordinated notes due 2019, net of $9,830 and $10,815 discount, respectively	290,170	289,185
6.75% senior subordinated notes due 2020	500,000	500,000
5.75% senior subordinated notes due 2021	500,000	500,000
5.00% senior subordinated notes due 2022	600,000	600,000
5.00% senior subordinated notes due 2023	750,000	—
Total debt	$3,067,170	$2,878,185

Bank Debt

In February 2011, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets. The bank credit facility provides for an initial commitment equal to the lesser of the facility amount or the borrowing base. On September 30, 2013, the facility amount was $1.75 billion and the borrowing base was $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations semi-annually and for event-driven unscheduled redeterminations. As part of our semi-annual bank review completed on October 18, 2013, our borrowing base was reaffirmed at $2.0 billion and our facility amount was also reaffirmed at $1.75 billion. Our current bank group is composed of twenty-eight financial institutions with no one bank holding more than 9% of the total facility. The bank credit facility amount may be increased to the borrowing base amount with twenty days’ notice, subject to the banks agreeing to participate in the facility increase and payment of a mutually acceptable commitment fee to those banks. As of September 30, 2013, the outstanding balance under our bank credit facility was $427.0 million. Additionally, we had $84.9 million of undrawn letters of credit leaving $1.2 billion of borrowing capacity available under the facility. The bank credit facility matures on February 18, 2016. Borrowings under the bank credit facility can either be at the Alternate Base Rate (as defined in the bank credit facility) plus a spread ranging from 0.50% to 1.5% or LIBOR borrowings at the Adjusted LIBO Rate (as defined in the bank credit facility) plus a spread ranging from 1.5% to 2.5%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 1.9% for the three months ended September 30, 2013 compared to 2.1% for the three months ended September 30, 2012. The weighted average interest rate was 2.0% for the nine months ended September 30, 2013 compared to 2.2% for the nine months ended September 30, 2012. A commitment fee is paid on the undrawn balance based on an annual rate of 0.35% to 0.50%. At September 30, 2013, the commitment fee was 0.375% and the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our base rate loans.

Senior Subordinated Notes

In March 2013, we issued $750.0 million aggregate principal amount of 5.00% senior subordinated notes due 2023 (the “Outstanding Notes”) at par for net proceeds of $738.8 million after underwriting commissions of $11.2 million. The offering of the Outstanding Notes were only offered to qualified institutional buyers and to Non-U.S. persons outside the United States in compliance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On June 19, 2013, substantially all of the Outstanding Notes were exchanged for an equal principal amount of registered 5.00% senior subordinated notes due 2023 pursuant to an effective registration statement on Form S-4 filed on April 26, 2013 under the Securities Act (the “Exchange Notes”). The Exchange Notes are identical to the Outstanding Notes except that the Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. As used in this Form 10-Q, the term “5.00% Notes due 2023” refer to both the Outstanding Notes and the Exchange Notes. Interest on the 5.00% Notes due 2023 is payable semi-annually in March and September and is guaranteed by all of our subsidiary guarantors. We may redeem the 5.00% Notes due 2023, in whole or in part, at any time on or after March 15, 2018, at a redemption price of 102.5% of the principal amount as of March 15, 2018, declining to 100% on March 15, 2021 and thereafter. Before March 15, 2016, we may redeem up to 35% of the original aggregate principal amount of the 5.00% Notes due 2023 at a redemption price equal to 105% of the principal amount thereof, plus accrued and unpaid interest, if any, with the proceeds of certain equity offerings, provided that 65% of the aggregate principal amount of 5.00% Notes due 2023 remains outstanding immediately after the occurrence of such redemption and also provided such redemption shall occur within 60 days of the date of the closing of the equity offering. On closing of the 5.00% Notes due 2023, we used the proceeds to pay down our outstanding bank credit facility balance. We did not receive any proceeds from the issuance of the Exchange Notes.

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

Early Extinguishment of Debt

On April 2, 2013, we announced a call for the redemption of $250.0 million of our outstanding 7.25% senior subordinated notes due 2018 at 103.625% of par which were redeemed on May 2, 2013. In second quarter 2013, we recognized a $12.3 million loss on extinguishment of debt, including transaction call premium costs as well as expensing of the remaining deferred financing costs on the repurchased debt.

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

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.25 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0. We are in compliance with our covenants under the bank credit facility at September 30, 2013.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At September 30, 2013, we are in compliance with these covenants.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well life. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the nine months ended September 30, 2013 is as follows (in thousands):

Nine Months Ended September 30, 2013

Beginning of period	$146,478
Liabilities incurred	5,267
Liabilities settled	(398)
Disposition of wells	(3,104)
Accretion expense	8,011
Change in estimate	(6,231)
End of period	150,023
Less current portion	(2,366)
Long-term asset retirement obligations	$147,657

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

(10) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2012:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012

Beginning balance	162,514,098	161,131,547
Stock options/SARs exercised	257,103	926,425
Restricted stock granted	401,122	354,674
Restricted stock units vested	118,324	57,824
Treasury shares issued	26,497	43,628
Ending balance	163,317,144	162,514,098

(11) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swaps or collars to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we sold NGLs derivative swap contracts (“sold swaps”) for the natural gasoline (or C5) component of natural gas liquids and in 2012, we entered into purchased derivative swaps (“re-purchased swaps”) for C5 volumes. These re-purchased swaps were, in some cases, with the same counterparties as our sold swaps. We entered into these re-purchased swaps to lock in certain natural gasoline derivative gains. In second quarter 2012, we entered into NGLs derivative swap contracts for the propane (or C3) component of NGLs and in third quarter 2013, we also entered into NGLs derivative swap contracts for the normal butane (or C4) component of NGLs. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”), approximated a net unrealized pre-tax gain of $66.0 million at September 30, 2013. These contracts expire monthly through December 2015.

The following table sets forth our derivative volumes by year as of September 30, 2013:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2013	Collars	280,000 Mmbtu/day	$ 4.59–$ 5.05
2014	Collars	447,500 Mmbtu/day	$ 3.84–$ 4.48
2015	Collars	145,000 Mmbtu/day	$ 4.07–$ 4.56
2013	Swaps	293,370 Mmbtu/day	$ 3.82
2014	Swaps	30,000 Mmbtu/day	$ 4.17
2015	Swaps	7,500 Mmbtu/day	$ 4.16

Crude Oil
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00
2013	Swaps	6,825 bbls/day	$ 96.79
2014	Swaps	7,000 bbls/day	$ 94.14
2015	Swaps	2,000 bbls day	$ 90.20

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64
2013	Re-purchased Swaps	1,500 bbls/day	$76.30

NGLs (Propane)
2013	Swaps	11,000 bbls/day	$37.87
2014	Swaps	7,000 bbls/day	$40.38

NGLs (Normal butane)
2013	Swaps	2,000 bbls/day	$55.44
2014	Swaps	2,000 bbls/day	$54.60

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is determined based on the difference between the fixed contract price and the underlying market price at the determination date. Through February 28, 2013, changes in the fair value of our derivatives that qualified for hedge accounting were recorded as a component of AOCI in the stockholders’ equity section of the accompanying consolidated balance sheets, which is later transferred to natural gas, NGLs and oil sales when the underlying physical transaction occurs and the hedging contract is settled. As of September 30, 2013, an unrealized pre-tax derivative gain of $32.3 million ($19.7 million after tax) was recorded in AOCI. See additional discussion below regarding the discontinuance of hedge accounting. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings in derivative fair value income or loss.

For those derivative instruments that qualified or were designated for hedge accounting, settled transaction gains and losses are determined monthly, and are included as increases or decreases to natural gas, NGLs and oil sales in the period the hedged production is sold. Through February 28, 2013, we had elected to designate our commodity derivative instruments that qualified for hedge accounting as cash flow hedges. Natural gas, NGLs and oil sales include $27.4 million of gains in third quarter 2013 compared to gains of $61.5 million in the same period of 2012 related to settled hedging transactions. Natural gas, NGLs and oil sales include $94.4 million of gains in the first nine months 2013 compared to gains of $197.7 million in the same period of 2012. Any ineffectiveness associated with these hedge derivatives is reflected in derivative fair value income or loss in the accompanying statements of operations. The ineffective portion is generally calculated as the difference between the changes in fair value of the derivative and the estimated change in future cash flows from the item hedged. Derivative fair value (loss) income for the three months ended September 30, 2013 includes ineffective losses (unrealized and realized) of $39,000 compared to a loss of $3.7 million in the three months ended September 30, 2012. Derivative fair value (loss) income for the nine months ended September 30, 2013 includes ineffective losses (unrealized and realized) of $2.9 million compared to a loss of $1.6 million in the same period of 2012. During the nine months ended September 30, 2013, we recognized a pre-tax gain of $3.9 million in derivative fair value (loss) income as a result of the discontinuance of hedge accounting where we determined the transaction was probable not to occur primarily due to the sale of our Delaware and Permian Basin properties in New Mexico and West Texas.

Discontinuance of Hedge Accounting

Effective March 1, 2013, we elected to de-designate all commodity contracts that were previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively. AOCI included $103.6 million ($63.2 million after tax) of unrealized net gains, representing the marked-to-market value of the effective portion of our cash flow hedges as of February 28, 2013. As a result of discontinuing hedge accounting, the marked-to-market values included in AOCI as of the de-designation date were frozen and will be reclassified into earnings in natural gas, NGLs and oil sales in future periods as the underlying hedged transactions occur. As of September 30, 2013, we expect to reclassify into earnings $22.1 million of unrealized net gains in the remaining months of 2013 and $10.2 million of unrealized net gains in 2014 from AOCI.

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

Derivative Fair Value (Loss) Income

The following table presents information about the components of derivative fair value (loss) income for the three months and the nine months ended September 30, 2013 and 2012 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012

Change in fair value of derivatives that did not qualify or were not designated for hedge accounting (a)		$(34,219)	$(53,646)	$28,350	$30,075
Realized gain (loss) on settlement–natural gas (a) (b)		5,815	—	(17,913)	—
Realized (loss) gain on settlement–oil (a) (b)		(8,005)	1,955	(8,218)	(1,899)
Realized (loss) gain on settlement–NGLs (a) (b)		(3,907)	14,682	(1,759)	20,442
Hedge ineffectiveness	–realized	(854)	988	(445)	3,451
	–unrealized	815	(4,707)	(2,485)	(5,061)
Derivative fair value (loss) income		$(40,355)	$(40,728)	$(2,470)	$47,008

(a) Derivatives that did not qualify or were not designated for hedge accounting. Change in fair value of derivatives line also includes gains of $3.1 million in third quarter 2013 and gains of $25.5 million in the first nine months 2013 related to discontinuance of hedge accounting.

(b) These amounts represent the realized gains and losses on settled derivatives that did not qualify or were not designated for hedge accounting, which before settlement are included in the category in this same table referred to as change in fair value of derivatives that did not qualify or were not designated for hedge accounting.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements.

The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		September 30, 2013
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Derivative assets:
Natural gas	–swaps	$10,965	$(2,046)	$8,919
	–collars	71,699	(1,720)	69,979
Crude oil	–swaps	2,962	(7,766)	(4,804)
	–collars	137	(1,803)	(1,666)
NGLs	–C5 swaps	3,374	(1,461)	1,913
	–C3 swaps	7	(552)	(545)
	–C4 swaps	406	(135)	271
		$89,550	$(15,483)	$74,067

		September 30, 2013
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet

Derivative (liabilities):
Natural gas	–swaps	$(1,219)	$2,046	$827
	–collars	(1,720)	1,720	—
Crude oil	–swaps	(7,766)	7,766	—
	–collars	(1,803)	1,803	—
NGLs	–C5 swaps	(9)	1,461	1,452
	–C3 swaps	(10,469)	552	(9,917)
	–C4 swaps	(571)	135	(436)
		$(23,557)	$15,483	$(8,074)

		December 31, 2012
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Derivative assets:
Natural gas	–swaps	$10,746	$(3,242)	$7,504
	–collars	128,410	(6,155)	122,255
	–basis swaps	993	—	993
Crude oil	–swaps	9,650	—	9,650
	–collars	2,222	—	2,222
NGLs	–C5 swaps	13,055	(2,412)	10,643
		$165,076	$(11,809)	$153,267

		December 31, 2012
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet

Derivative (liabilities):
Natural gas	–swaps	$(3,242)	$(221)	$(3,463)
	–collars	(9,618)	9,618	—
NGLs	–C5 swaps	(137)	2,412	2,275
	–C3 swaps	(6,746)	—	(6,746)
		$(19,743)	$11,809	$(7,934)

The table below provides data about the fair value of our derivative contracts. Derivative assets and liabilities shown below are presented as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in the accompanying consolidated balance sheets (in thousands):

	September 30, 2013			December 31, 2012
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Net Carrying Value	Carrying Value	Carrying Value	Net Carrying Value

Derivatives that qualified for cash flow hedge accounting (before discontinuance of hedge accounting):
Swaps (a)	$7,091	$(3,960)	$3,131	$22,236	$(3,242)	$18,994
Collars (a)	38,685	(10,356)	28,329	129,878	(9,721)	120,157
	$45,776	$(14,316)	$31,460	$152,114	$(12,963)	$139,151
Derivatives that did not qualify or were not designated for hedge accounting:
Sold swaps (a)	$16,159	$(23,072)	$(6,913)	$7,316	$(8,904)	$(1,588)
Re-purchased swaps (a)	1,462	—	1,462	5,920	—	5,920
Collars (a)	42,943	(2,959)	39,984	857	—	857
Basis swaps (a)	—	—	—	993	—	993
	$60,564	$(26,031)	$34,533	$15,086	$(8,904)	$6,182

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

The effects of our cash flow hedges (or those derivatives that previously qualified for hedge accounting) on accumulated other comprehensive income in the accompanying consolidated balance sheets is summarized below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Change in Hedge Derivative Fair Value		Realized Gain (Loss) Reclassified from OCI into Revenue (a)		Change in Hedge Derivative Fair Value		Realized Gain (Loss) Reclassified from OCI into Revenue (a)
	2013	2012	2013	2012	2013	2012	2013	2012

Swaps	$—	$(33,311)	$2,765	$18,204	$125	$22,525	$14,687	$69,851
Put options	—	(994)	—	(682)	—	(1,908)	—	(998)
Collars	—	(51,344)	25,357	43,945	(7,015)	32,704	83,630	128,823
Income taxes	—	33,403	(10,967)	(23,972)	2,687	(21,780)	(38,343)	(76,805)
	$—	$(52,246)	$17,155	$37,495	$(4,203)	$31,541	$59,974	$120,871

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

The effects of our non-hedge derivatives (or those derivatives that do not qualify for hedge accounting) and the ineffective portion of our hedge derivatives on our consolidated statements of operations is summarized below (in thousands):

	Three Months Ended September 30,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)		Gain (Loss) Recognized in Income (Ineffective Portion)		Derivative Fair Value Income (Loss)
	2013	2012	2013	2012	2013	2012

Swaps	$(48,277)	$(45,998)	$(39)	$(1,556)	$(48,316)	$(47,554)
Re-purchased swaps	1,595	12,822	—	—	1,595	12,822
Collars	6,366	(1,714)	—	(2,163)	6,366	(3,877)
Call options	—	(2,119)	—	—	—	(2,119)
Total	$(40,316)	$(37,009)	$(39)	$(3,719)	$(40,355)	$(40,728)

	Nine Months Ended September 30,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)		Gain (Loss) Recognized in Income (Ineffective Portion)		Derivative Fair Value Income (Loss)
	2013	2012	2013	2012	2013	2012

Swaps	$(26,350)	$30,330	$(2,034)	$(890)	$(28,384)	$29,440
Re-purchased swaps	1,117	4,078	—	—	1,117	4,078
Collars	25,783	3,381	(896)	(720)	24,887	2,661
Call options	—	10,829	—	—	—	10,829
Basis swaps	(90)	—		—	(90)	—
Total	$460	$48,618	$(2,930)	$(1,610)	$(2,470)	$47,008

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2013 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2013
Trading securities held in the deferred compensation plans		$65,663	$—	$—	$65,663
Derivatives	–swaps	—	(2,320)	—	(2,320)
	–collars	—	68,313	—	68,313

		Fair Value Measurements at December 31, 2012 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2012
Trading securities held in the deferred compensation plans		$57,776	$—	$—	$57,776
Derivatives	–swaps	—	23,326	—	23,326
	–collars	—	121,014	—	121,014
	–basis swaps	—	993	—	993

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying statement of operations. For third quarter 2013, interest and dividends were $111,000 and the mark-to-market adjustment was a gain of $3.2 million compared to interest and dividends of $122,000 and mark-to-market gain of $3.8 million in the same period of the prior year. For nine months ended September 30, 2013, interest and dividends were $779,000 and the mark-to-market adjustment was a gain of $3.8 million compared to interest and dividends of $279,000 and a mark-to-market gain of $5.7 million in the same period of the prior year.

Fair Values—Non-recurring

We review our long-lived assets to be held and used for impairment including proved natural gas and oil properties, whenever events or circumstances indicate the carrying value of those assets may not be recoverable. In third quarter 2013, we recognized an impairment expense of $7.0 million on certain of our oil and gas properties in South Texas due to reduction in reserves due to a failed well recompletion. Their fair value was measured using an income approach based upon internal estimates of future production levels, drilling and operating costs as well as discount rates, which are Level 3 inputs.  In second quarter 2013, we evaluated certain surface property we own which included consideration of the potential sale of the assets and recognized an impairment charge of $741,000. The following table presents the fair value of these assets at September 30, 2013 measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Natural gas and oil properties	$500	$7,012	$—	$—	$500	$7,012	$—	$—
Surface property	$—	$—	$6,269	$1,281	$—	$741	$6,269	$1,281

Fair Values—Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps and collars	$74,067	$74,067	$153,267	$153,267
Marketable securities(a)	65,663	65,663	57,776	57,776
Liabilities:
Commodity swaps and collars	(8,074)	(8,074)	(7,934)	(7,934)
Bank credit facility(b)	(427,000)	(427,000)	(739,000)	(739,000)
Deferred compensation plan(c)	(207,404)	(204,404)	(187,604)	(187,604)
7.25% senior subordinated notes due 2018(b)	—	—	(250,000)	(262,500)
8.00% senior subordinated notes due 2019(b)	(290,170)	(322,125)	(289,185)	(332,250)
6.75% senior subordinated notes due 2020(b)	(500,000)	(538,750)	(500,000)	(542,500)
5.75% senior subordinated notes due 2021(b)	(500,000)	(525,000)	(500,000)	(535,000)
5.00% senior subordinated notes due 2022(b)	(600,000)	(580,500)	(600,000)	(627,000)
5.00% senior subordinated notes due 2023(b)	(750,000)	(720,000)	—	—

(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges. Refer to Note 13 for additional information.
(b)

The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior subordinated notes is based on end of period market quotes which are Level 2 market values. Refer to Note 8 for additional information.

(c)	The fair value of our deferred compensation plan is updated on the closing price on the balance sheet date which is a Level 1 market value.

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

Concentrations of Credit Risk

As of September 30, 2013, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate security are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectible receivables was $2.5 million at September 30, 2013 and $2.4 million at December 31, 2012. As of September 30, 2013, our derivative contracts consist of swaps and collars. Our exposure to credit risk is diversified primarily among major investment grade financial institutions, the majority of which we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At September 30, 2013, our derivative counterparties include fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. At September 30, 2013, our net derivative assets include a net payable to the two counterparties not included in our bank credit facility of $53,000. For those counterparties that are not secured lenders in our bank credit facility or for which we do not have master netting arrangements, net derivative asset values are determined, in part, by reviewing credit default swap spreads for such counterparties. Net derivative liabilities are determined, in part, by using our market-based credit spread. None of our derivative contracts have margin requirements or collateral provisions that would require funding prior to the scheduled cash settlement date. We have also entered into the International Swaps and Derivatives Association Master Agreements (“ISDA Agreements”) with our counterparties. The terms of the ISDA Agreements provide us and our counterparties with rights of set off upon the occurrence of defined acts of default by either us or a counterparty to a derivative, whereby the party not in default may set off all derivative liabilities owed to the defaulting party against all derivative asset receivables from the defaulting party. We continue to monitor developments surrounding the derivative regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act. We do not anticipate any significant changes to our hedging program as a result of this law.

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

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock, restricted stock units and SARs expense. Unlike the other forms of stock-based compensation, the mark-to-market adjustment of the liability related to the vested restricted stock held in our deferred compensation plans is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories.

The following table details the allocation of stock-based compensation that is allocated to functional expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating expense	$699	$598	$2,056	$1,647
Brokered natural gas and marketing expense	531	452	1,310	1,313
Exploration expense	983	1,126	3,013	3,048
General and administrative expense	11,031	10,057	34,600	30,755
Total	$13,244	$12,233	$40,979	$36,763

Stock and Option Plans

We have two active equity-based stock plans, the 2005 Plan and the Director Plan. Under these plans, incentive and non-qualified stock options, SARs, restricted stock units and various other awards may be issued to non-employee directors and employees pursuant to decisions of the Compensation Committee, which is comprised of only non-employee, independent directors. Of the 2.6 million grants outstanding at September 30, 2013, all are grants relating to SARs. Information with respect to SARs activity is summarized below:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2012	3,433,362	$52.52
Granted	470,617	75.82
Exercised	(1,205,186)	53.78
Expired/forfeited	(50,974)	53.69
Outstanding at September 30, 2013	2,647,819	$56.00

Stock Appreciation Right Awards

During first nine months 2013, we granted SARs to officers and non-officer employees. The weighted average grant date fair value per share of these SARs, based on our Black-Scholes-Merton assumptions, is shown below:

Nine Months Ended September 30, 2013

Weighted average exercise price per share	$75.82
Expected annual dividends per share	0.21%
Expected life in years	3.7
Expected volatility	35%
Risk-free interest rate	0.6%
Weighted average grant date fair value per share	$20.20

Restricted Stock Awards

Equity Awards

In first nine months 2013, we granted 394,100 restricted stock Equity Awards to employees at an average grant price of $71.13 compared to 359,700 restricted stock Equity Awards granted to employees at an average grant price of $63.37 in the same period of 2012. These awards generally vest over a three-year period. We recorded compensation expense for these

Equity Awards of $14.6 million in the first nine months 2013 compared to $8.2 million in the same period of 2012. Equity Awards are not issued to employees until they are vested. Employees do not have the option to receive cash.

Liability Awards

In first nine months 2013, we granted 406,300 shares of restricted stock Liability Awards as compensation to employees at an average price of $75.45 with vesting generally over a three-year period and 18,300 shares were granted to non-employee directors at an average price of $77.26 with immediate vesting. In the same period of 2012, we granted 365,000 shares of Liability Awards as compensation to employees at an average price of $63.88 with vesting generally over a three-year period and 14,700 shares were granted to non-employee directors at an average price of $64.35 with immediate vesting. We recorded compensation expense for Liability Awards of $16.0 million in first nine months 2013 compared to $15.2 million in the same period of 2012. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market adjustment is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). A summary of the status of our non-vested restricted stock and restricted stock units outstanding at September 30, 2013 is summarized below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	349,156	$59.08	423,478	$58.91
Granted	394,053	71.13	424,624	75.53
Vested	(235,580)	62.30	(267,621)	62.07
Forfeited	(45,589)	65.32	(21,704)	57.31
Outstanding at September 30, 2013	462,040	$67.11	558,777	$70.09

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market income of $2.2 million in third quarter 2013 compared to mark-to-market loss of $20.1 million in third quarter 2012. We recorded mark-to-market loss of $33.3 million in the nine months ended September 30, 2013 compared to $21.6 million in the same period of 2012. The Rabbi Trust held 2.9 million shares (2.3 million of vested shares) of Range stock at September 30, 2013 compared to 2.7 million shares (2.3 million of vested shares) at December 31, 2012.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Net cash provided from operating activities included:
Income taxes (refunded) paid to taxing authorities	$(237)	$436
Interest paid	129,043	99,828
Non-cash investing and financing activities included:
Asset retirement costs (removed) capitalized, net	(964)	29,695
Increase in accrued capital expenditures	32,776	6,605

(15) COMMITMENTS AND CONTINGENCIES

Litigation

James A. Drummond and Chris Parrish v. Range Resources-Midcontinent, LLC et al.; pending in the District Court of Grady County, State of Oklahoma; Case No. CJ-2010-510

As we previously disclosed, the parties successfully mediated the case in May 2013 resulting in a settlement and we executed a Stipulation and Agreement of Settlement, with an effective date of May 31, 2013, providing for a cash payment to the class in the amount of $87.5 million in settlement of all claims made by the class for the period prior to May 31, 2013. Pursuant to the settlement agreement, on June 28, 2013, we paid $87.5 million into an escrow account. On September 9, 2013, the Court approved the settlement thereby finally concluding this matter.

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

Transportation and Gathering Contracts

In the nine months ended September 30, 2013, our transportation and gathering commitments increased by approximately $150.0 million over the next 10 years primarily due to increases in existing transportation and gathering contracts.

(16) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	September 30, 2013	December 31, 2012
	(in thousands)

Natural gas and oil properties:
Properties subject to depletion	$7,919,627	$7,368,308
Unproved properties	748,055	743,467
Total	8,667,682	8,111,775
Accumulated depreciation, depletion and amortization	(2,160,378)	(2,015,591)
Net capitalized costs	$6,507,304	$6,096,184

(a) Includes capitalized asset retirement costs and the associated accumulated amortization.

(17) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	(in thousands)
Acreage purchases	$69,987	$188,843
Development	727,386	1,049,129
Exploration:
Drilling	173,298	309,816
Expense	47,331	65,758
Stock-based compensation expense	3,013	4,049
Gas gathering facilities:
Development	40,626	41,035
Subtotal	1,061,641	1,658,630
Asset retirement obligations	(964)	57,982
Total costs incurred	$1,060,677	$1,716,612

(a)Includes cost incurred whether capitalized or expensed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. For additional risk factors affecting our business, see Item 1A. Risk Factors as filed with our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 27, 2013.

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

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for commodities are inherently volatile. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil and the Mont Belvieu NGL composite price for the three months and the nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average NYMEX prices (a)
Natural gas (per mcf)	$3.60	$2.81	$3.68	$2.61
Oil (per bbl)	$105.87	$92.58	$98.47	$95.78
Mont Belvieu NGL Composite (per gallon)	$0.78	$0.79	$0.77	$0.92

(a) Based on weighted average of bid week prompt month prices.

Consolidated Results of Operations

Overview of Third Quarter 2013 Results

During third quarter 2013, we achieved the following financial and operating results:

•	increased revenue from the sale of natural gas, NGLs and oil by 28% from the same period of 2012;

•	achieved 21% production growth from the same period of 2012;

•	continued expansion of our activities in the Marcellus Shale in Pennsylvania by growing production, proving up acreage and acquiring additional unproved acreage;

•	continued expansion of our activities in the horizontal Mississippian play in Oklahoma by growing production;

•	reduced direct operating expenses per mcfe 15% from the same period of 2012;

•	reduced our depletion, depreciation and amortization (“DD&A”) rate 12% from the same period of 2012;

•	received proceeds of $15.7 million from the sale of an equity method investment and other non-core assets;

•	entered into additional derivative contracts for 2013, 2014 and 2015; and

•	realized $223.0 million of cash flow from operating activities.

For the third quarter, total revenues increased $142.3 million or 47% over the same period of 2012. This increase was due to significantly higher production volumes, an increase in brokered natural gas volumes and a higher gain on the sale of assets. Our third quarter 2013 production growth was due to the continued success of our drilling program, particularly in the Marcellus Shale.

Overview of Nine Months 2013 Results

During the nine months ending September 30, 2013, we achieved the following financial and operating results:

•	increased revenue from the sale of natural gas, NGLs and oil by 33% from the same period of 2012;

•	achieved 26% production growth from the same period of 2012;

•	reduced direct operating expense per mcfe 12% from the same period of 2012;

•	reduced our DD&A rate 13% from the same period of 2012;

•	continued our expansion in the Marcellus Shale and the horizontal Mississippian plays;

•	issued $750.0 million of new 5% senior subordinated notes due 2023;

•	redeemed all $250.0 million aggregate principal amount of our 7.25% senior subordinated notes due 2018;

•	received proceeds of $311.7 million from the sale of non-core assets;

•	entered into additional derivative contracts for 2013, 2014 and 2015; and

•	realized $502.9 million of cash flow from operating activities (after giving effect to the $87.5 million Oklahoma lawsuit settlement payment).

Total revenues increased $435.0 million or 44% in the nine months ended September 30, 2013 compared to the same period in 2012. This increase was due to significantly higher production volumes, an increase in brokered natural gas volumes and higher gains on the sale of assets partially offset by lower realized gains on derivative settlements. For the nine months ended September 30, 2013, natural gas production increased 25% while oil and NGLs production increased 32% from the same period of the prior year.

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

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices, production volumes and the value of certain of our derivative contracts. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Revenue from the sale of natural gas, NGLs and oil sales include netback arrangements where we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this instance, we record revenue at the price we receive from the purchaser. Revenues are also realized from sales arrangements where we sell natural gas or oil at a specific delivery point and receive proceeds from the purchaser with no transportation deduction. Third party transportation costs we incur to get our commodity to the delivery point are reported in transportation, gathering and compression expense. Hedges included in natural gas, NGLs and oil sales reflect settlements on those derivatives that qualified for hedge accounting. Cash settlements and changes in the market value of derivative contracts that are not accounted for as hedges are included in derivative fair value income or loss in the statement of operations. For more information on revenues from derivative contracts that are not accounted for as hedges, see the derivative fair value (loss) income discussion below. Effective March 1, 2013, we elected to de-designate all commodity contracts that were previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively. Refer to Note 11 to the consolidated financial statements for more information.

In third quarter 2013, natural gas, NGLs and oil sales increased 28% from the same period of 2012 with a 21% increase in production and a 5% increase in realized prices. In the first nine months 2013, natural gas, NGLs and oil sales increased 33% from the same period of 2012 with a 26% increase in production and a 5% increase in realized prices. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three months and the nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	%	2013	2012	Change	%

Natural gas, NGLs and oil sales
Gas wellhead	$233,019	$159,525	$73,494	46%	$718,176	$399,006	$319,170	80%
Gas hedges realized (a)	25,870	62,150	(36,280)	(58%)	90,693	198,675	(107,982)	(54%)
Total gas revenue	$258,889	$221,675	$37,214	17%	$808,869	$597,681	$211,188	35%
Total NGLs revenue	$77,317	$56,826	$20,491	36%	$211,475	$189,604	$21,871	12%
Oil wellhead	$93,473	$59,221	$34,252	58%	$243,057	$166,718	$76,339	46%
Oil hedges realized (a)	1,535	(682)	2,217	325%	3,730	(997)	4,727	474%
Total oil revenue	$95,008	$58,539	$36,469	62%	$246,787	$165,721	$81,066	49%
Combined wellhead	$403,809	$275,572	$128,237	47%	1,172,708	$755,328	417,380	55%
Combined hedges (a)	27,405	61,468	(34,063)	(55%)	94,423	197,678	(103,255)	(52%)
Total natural gas, NGLs and oil sales	$431,214	$337,040	$94,174	28%	$1,267,131	$953,006	$314,125	33%

(a) Cash settlements related to derivatives that qualified or were historically designated for hedge accounting.

Our production continues to grow through drilling success as we place new wells on production partially offset by the natural decline of our natural gas and oil wells and asset sales. When compared to the same period of 2012, our third quarter 2013 production volumes increased 25% in our Appalachian region and increased 3% in our Southwestern region despite the second quarter 2013 sale of our Delaware and Permian Basin properties in New Mexico and West Texas. When compared to the same period of 2012, our production volumes for the nine months 2013 increased 33% in our Appalachian region and decreased 4% in our Southwestern region with the decrease primarily due to the sale of our properties in New Mexico and West Texas. When compared to the same period of 2012, our Marcellus production volumes increased 32% for the third quarter and 44% for the nine months 2013. Our production for the three months and the nine months ended September 30, 2013 and 2012 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	%	2013	2012	Change	%

Production (a)
Natural gas (mcf)	68,024,813	57,347,638	10,677,175	19%	194,975,047	156,274,072	38,700,975	25%
NGLs (bbls)	2,362,340	1,843,667	518,673	28%	6,367,253	4,975,086	1,392,167	28%
Crude oil (bbls)	1,018,013	712,858	305,155	43%	2,795,192	1,943,961	851,231	44%
Total (mcfe) (b)	88,306,931	72,686,788	15,620,143	21%	249,949,717	197,788,354	52,161,363	26%
Average daily production (a)
Natural gas (mcf)	739,400	623,344	116,056	19%	714,194	570,343	143,851	25%
NGLs (bbls)	25,678	20,040	5,638	28%	23,323	18,157	5,166	28%
Crude oil (bbls)	11,065	7,748	3,317	43%	10,239	7,095	3,144	44%
Total (mcfe) (b)	959,858	790,074	169,784	21%	915,567	721,855	193,712	27%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs) received during third quarter 2013 was $4.11 per mcfe compared to $4.17 per mcfe in the same period of 2012. Our average realized price (including all derivative settlements and third-party transportation costs) received was $4.20 in the nine months ended September 30, 2013 compared to $4.24 in the same period of the prior year.  Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices should include the total impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives, whether or not they qualified for hedge accounting. Average sales prices (wellhead) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying statements of operations. Average sales prices (wellhead) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months and the nine months ended September 30, 2013 and 2012 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Average Prices
Average sales prices (wellhead):
Natural gas (per mcf)	$3.43	$2.78	$3.68	$2.55
NGLs (per bbl)	32.73	30.82	33.21	38.11
Crude oil (per bbl)	91.82	83.08	86.96	85.76
Total (per mcfe) (a)	4.57	3.79	4.69	3.82
Average realized prices (including derivative settlements that qualified for hedge accounting):
Natural gas (per mcf)	$3.81	$3.87	$4.15	$3.82
NGLs (per bbl)	32.73	30.82	33.21	38.11
Crude oil (per bbl)	93.33	82.12	88.29	85.25
Total (per mcfe) (a)	4.88	4.64	5.07	4.82
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$3.88	$3.88	$4.05	$3.85
NGLs (per bbl)	31.08	38.79	32.94	42.22
Crude oil (per bbl)	85.46	84.86	85.35	84.27
Total (per mcfe) (a)	4.80	4.88	4.96	4.93
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$3.03	$3.03	$3.13	$3.02
NGLs (per bbl)	29.64	37.23	31.39	40.66
Crude oil (per bbl)	85.46	84.86	85.35	84.27
Total (per mcfe) (a)	4.11	4.17	4.20	4.24

(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Derivative fair value (loss) income was a loss of $40.4 million in third quarter 2013 compared to a loss of $40.7 million in the same period of 2012. Derivative fair value (loss) income was a loss of $2.5 million in the nine months ended September 30, 2013 compared to income of $47.0 million in the same period of 2012. Our derivatives that do not qualify or are not designated for hedge accounting are accounted for using the mark-to-market accounting method whereby all realized and unrealized gains and losses related to these contracts are included in derivative fair value income or loss in the accompanying consolidated statements of operations. Mark-to-market accounting treatment results in volatility of our revenues as unrealized gains and losses from derivatives are included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. Hedge ineffectiveness, also included in derivative fair value income or loss, is associated with contracts that qualified for hedge accounting. The ineffective portion is calculated as the difference between the changes in the fair value of the derivative and the estimated change in future cash flows from the item being hedged. Effective March 1, 2013, we elected to discontinue hedge accounting prospectively. After March 1, 2013, all realized and unrealized gains and losses will be recognized in earnings in derivative fair value income or loss immediately as derivative contracts are settled or marked to market.

The following table presents information about the components of derivative fair value (loss) income for the three months and the nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Change in fair value of derivatives that did not qualify for hedge accounting (a)	$(34,219)	$(53,646)	$28,350	$30,075
Realized gain (loss) on settlements – natural gas (b) (c)	5,815	—	(17,913)	—
Realized (loss) gain on settlements – oil (b) (c)	(8,005)	1,955	(8,218)	(1,899)
Realized (loss) gain on settlements – NGLs (b) (c)	(3,907)	14,682	(1,759)	20,442
Hedge ineffectiveness – realized (c)	(854)	988	(445)	3,451
– unrealized (a)	815	(4,707)	(2,485)	(5,061)
Derivative fair value (loss) income	$(40,355)	$(40,728)	$(2,470)	$47,008

(a)	These amounts are unrealized and are not included in average realized price calculations.
(b)	These amounts represent realized gains and losses on settled derivatives that did not qualify or were not designated for hedge accounting.
(c)	These settlements are included in average realized price calculations (including all derivative settlements and third party transportation costs paid by Range).

Gain (loss) on the sale of assets was a gain of $6.0 million in third quarter 2013 compared to a gain of $949,000 in the same period of 2012. In third quarter 2013, we recorded gains of $6.0 million on the sale of our equity method investment in a drilling company and other non-core assets, from which we received total proceeds of $15.7 million. In third quarter 2012, we recorded a $746,000 gain on the sale of unproved property in Pennsylvania where we received proceeds of $13.9 million. Gain (loss) on the sale of assets was a gain of $89.1 million in the first nine months 2013 compared to a loss of $12.7 million in the same period of 2012. In the first nine months 2013, we also sold our New Mexico and certain West Texas properties where we recognized a gain of $83.3 million, before selling expenses. In the first nine months 2012, we also sold a seventy-five percent interest in an East Texas prospect which included a suspended exploratory well and unproved properties for proceeds of $8.6 million resulting in a pre-tax loss of $10.9 million and we recorded a $2.5 million pre-tax loss on the sale of a Marcellus exploratory well where we received proceeds of $2.5 million.

Brokered natural gas, marketing and other revenue in third quarter 2013 was $45.2 million compared to $2.5 million in the same period of 2012. The third quarter 2013 includes income from equity method investments of $268,000 and revenue from marketing and the sale of brokered gas of $45.5 million. The third quarter 2012 includes loss from equity method investments of $1.0 million and revenue from marketing and the sale of brokered gas of $3.4 million. Brokered natural gas, marketing and other revenue in the first nine months 2013 was $80.8 million compared to $12.4 million in the same period of 2012. The first nine months 2013 includes income from equity method investments of $541,000 and $81.0 million of revenue from marketing and the sale of brokered gas. The first nine months 2012 includes loss from equity method investments of $195,000 and $12.1 million of revenue from marketing and the sale of brokered gas. These revenues are increasing due to an increase in brokered volumes, due in part to our purchase (and sale) of natural gas which is used to blend our rich residue gas from the Southwest Marcellus Shale.

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months and the nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(per mcfe)				(per mcfe)
	2013	2012	Change	% Change	2013	2012	Change	% Change

Direct operating expense	$0.35	$0.41	$(0.06)	(15%)	$0.38	$0.43	$(0.05)	(12%)
Production and ad valorem tax expense	0.13	0.12	0.01	8%	0.14	0.29	(0.15)	(52%)
General and administrative expense	0.51	0.61	(0.10)	(16%)	0.92	0.64	0.28	44%
Interest expense	0.50	0.61	(0.11)	(18%)	0.53	0.63	(0.10)	(16%)
Depletion, depreciation and amortization expense	1.48	1.69	(0.21)	(12%)	1.46	1.68	(0.22)	(13%)

Direct operating expense was $30.9 million in third quarter 2013 compared to $29.6 million in the same period of 2012. We experience increases in operating expenses as we add new wells and manage existing properties. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Even though our production volumes increased 21%, on an absolute basis, our spending for direct operating expenses for third quarter 2013 only increased 4% with an increase in the number of producing wells, higher workover costs and higher utility costs somewhat offset by the sale of certain non-core assets at the beginning of second quarter 2013. We incurred $2.0 million of workover costs in third quarter 2013 compared to $1.4 million of workover costs in the same period of 2012.

On a per mcfe basis, direct operating expense in third quarter 2013 declined 15% from the same period of 2012 with the decrease consisting of lower well services and water handling costs. We expect to experience lower costs per mcfe as we increase production from our Marcellus Shale wells due to their lower operating cost relative to our other operating areas. Operating costs in the Mississippian play are higher on a per mcfe basis than the Marcellus Shale play. As production increases from the Mississippian play, our direct operating expenses per mcfe are expected to begin to increase.

Direct operating expense was $93.7 million in the nine months ended September 30, 2013 compared to $85.7 million in the same period of 2012. Even though our production volumes increased 26%, on an absolute basis, our spending for direct operating expenses only increased 9% with an increase in the number of producing wells and higher utilities, well services, workovers, well insurance and personnel costs somewhat offset by the sale of certain non-core assets.  We incurred $5.5 million of workover costs in the nine months ended September 30, 2013 compared to $3.5 million in the same period of 2012. On a per mcfe basis, direct operating expense in the nine months ended September 30, 2013 decreased 12% to $0.38 from $0.43 in the same period of 2012, with the decrease consisting of lower well services, water handling and personnel costs. Stock-based compensation expense represents the amortization of restricted stock grants and SARs as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for the three months and the nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(per mcfe)				(per mcfe)
	2013	2012	Change	% Change	2013	2012	Change	% Change

Lease operating expense	$0.32	$0.38	$(0.06)	(16%)	$0.35	$0.40	$(0.05)	(13%)
Workovers	0.02	0.02	—	—%	0.02	0.02	—	—%
Stock-based compensation (non-cash)	0.01	0.01	—	—%	0.01	0.01	—	—%
Total direct operating expense	$0.35	$0.41	$(0.06)	(15%)	$0.38	$0.43	$(0.05)	(12%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee that was initially assessed in 2012. Production and ad valorem taxes (excluding the impact fee) were $4.5 million in third quarter 2013 compared to $3.4 million in the same period of 2012. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) was $0.05 in both third quarter 2013 and third quarter 2012 with an increase in volumes not subject to production taxes and the sale of non-core assets in New Mexico and West Texas offset by higher prices. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. Included in third quarter 2013 is a $7.0 million impact fee ($0.08 per mcfe) compared to $5.4 million ($0.07 per mcfe) in the same period of the prior year.

Production and ad valorem taxes (excluding the impact fee) were $12.8 million ($0.05 per mcfe) in the first nine months 2013 compared to $14.5 million ($0.07 per mcfe) in the same period of 2012 due to an increase in volumes not subject to production taxes and the sale of certain non-core assets in New Mexico and West Texas partially offset by higher prices. Included in the nine months 2013 is a $21.2 million ($0.08 per mcfe) impact fee compared to $18.0 million ($0.09 per mcfe) in the same period of 2012. The nine months ended September 30, 2012 also includes $24.7 million ($0.12 per mcfe) retroactive impact fee which covered wells drilled prior to 2012.

General and administrative (“G&A”) expense was $44.9 million in third quarter 2013 compared to $44.5 million for the same period of 2012. The third quarter 2013 increase of $422,000 when compared to 2012 is primarily due to higher salary and benefit expenses of $1.5 million and an increase in stock-based compensation of $974,000 partially offset by lower legal and office expenses, including information technology. We continue to incur higher wages which we consider necessary to remain competitive in the industry. G&A expense for the nine months ended September 30, 2013 increased $103.7 million or 82% from the same period of the prior year primarily due to a legal settlement related to an Oklahoma lawsuit of $87.5 million, higher salary and benefit expenses of $6.0 million, an increase in stock-based compensation of $3.8 million and higher legal and office expenses, including information technology. Our number of G&A employees increased 6% from September 30, 2012 to September 30, 2013. Stock-based compensation expense represents the amortization of restricted stock grants and SARs granted to our employees and non-employee directors as part of compensation. On a per mcfe basis, G&A expense decreased 16% from third quarter 2012 and increased 44% from the nine months ended September 30, 2012 primarily due to the Oklahoma legal settlement. The following table summarizes general and administrative expenses per mcfe for the three months and the nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(per mcfe)				(per mcfe)
	2013	2012	Change	% Change	2013	2012	Change	% Change

General and administrative	$0.39	$0.47	$0.08	(17%)	$0.43	$0.48	$(0.05)	(10%)
Oklahoma legal settlement	—	—	—	—%	0.35	—	0.35	—%
Stock-based compensation (non-cash)	0.12	0.14	(0.02)	(14%)	0.14	0.16	(0.02)	(13%)
Total general and administrative expenses	$0.51	$0.61	(0.10)	(16%)	$0.92	$0.64	$0.28	44%

Interest expense was $44.3 million for third quarter 2013 compared to $44.0 million for third quarter 2012 and was $131.6 million in the nine months ended September 30, 2013 compared to $124.1 million in the nine months ended September 30, 2012. The following table presents information about interest expense for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Bank credit facility	$3,168	$3,224	$10,022	$7,884
Subordinated notes	38,501	38,344	113,571	109,365
Amortization of deferred financing costs and other	2,652	2,429	8,009	6,841
Total interest expense	$44,321	$43,997	$131,602	$124,090

The increase in interest expense for third quarter 2013 from the same period of 2012 was primarily due to an increase in outstanding debt balances. In March 2013, we issued $750.0 million of 5.0% senior subordinated notes due 2023. We used the proceeds to repay our outstanding bank debt which carries a lower interest rate. In March 2012, we issued $600.0 million of 5.00% senior subordinated notes due 2022. We used the proceeds to repay $350.0 million of our outstanding credit facility balance and for general corporate purposes. The 2013 and 2012 note issuances were undertaken to better match the maturities of our debt with the life of our properties and to give us greater liquidity for the near term. Average debt outstanding on the bank credit facility for third quarter 2013 was $409.8 million compared to $375.2 million in the same period of 2012 and the weighted average interest rate on the bank credit facility was 1.9% in third quarter 2013 compared to 2.1% in the same period of 2012.

The increase in interest expense for the nine months ended September 30, 2013 from the same period of 2012 was primarily due to an increase in outstanding debt balances. Average debt outstanding on the bank credit facility was $419.6 million compared to $239.9 million for 2012 and the weighted average interest rate on the bank credit facility was 2.0% in the nine months ended September 30, 2013 compared to 2.2% in the same period of 2012.

Depletion, depreciation and amortization (“DD&A”) was $130.3 million in third quarter 2013 compared to $123.1 million in the same period of 2012. The increase in third quarter 2013 when compared to the same period of 2012 is due to a 12% decrease in depletion rates more than offset by a 21% increase in production. Depletion expense, the largest component of DD&A, was $1.41 per mcfe in third quarter 2013 compared to $1.61 per mcfe in the same period of 2012. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs.  Our depletion rate per mcfe continues to decline due to our drilling success in the Marcellus Shale.

DD&A was $365.4 million in the nine months ended September 30, 2013 compared to $332.0 million in the same period of 2012. Depletion expense was $1.39 per mcfe in the nine months ended September 30, 2013 compared to $1.60 per mcfe in the same period of 2012. The following table summarizes DD&A expense per mcfe for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(per mcfe)				(per mcfe)
	2013	2012	Change	% Change	2013	2012	Change	% Change

Depletion and amortization	$1.41	$1.61	$(0.20)	(12%)	$1.39	$1.60	$(0.21)	(13%)
Depreciation	0.04	0.04	—	—%	0.04	0.05	(0.01)	(20%)
Accretion and other	0.03	0.04	(0.01)	(25%)	0.03	0.03	—	—%
Total DD&A expense	$1.48	$1.69	$(0.21)	(12%)	$1.46	$1.68	$(0.22)	(13%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, transportation, gathering and compression expense, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, deferred compensation plan expense, loss on extinguishment of debt and impairment of proved properties. Stock-based compensation includes the amortization of restricted stock grants and SARs grants. The following table details the allocation of stock-based compensation that is allocated to functional expense categories for the three months and the nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Direct operating expense	$699	$598	$2,056	$1,647
Brokered natural gas and marketing expense	531	452	1,310	1,313
Exploration expense	983	1,126	3,013	3,048
General and administrative expense	11,031	10,057	34,600	30,755
Total stock-based compensation	$13,244	$12,233	$40,979	$36,763

Transportation, gathering and compression expense was $61.0 million in third quarter 2013 compared to $51.6 million in the same period of 2012. Transportation, gathering and compression expense was $189.4 million in the nine months ended September 30, 2013 compared to $137.2 million in the same period of 2012. These third party costs are higher than 2012 due to our production growth in the Marcellus Shale where we have third party gathering, compression and transportation agreements. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Brokered natural gas and marketing expense was $51.1 million in third quarter 2013 compared to $4.9 million in the same period of 2012. Brokered natural gas and marketing expense was $90.1 million in the nine months ended September 30, 2013 compared to $15.4 million in the same period of 2012. These costs are higher than 2012 primarily due to an increase in brokered volumes due in part to our purchase (and sale) of natural gas which is used to blend our rich residue gas from the Southwest Marcellus Shale.

Exploration expense was $20.5 million in third quarter 2013 compared to $14.8 million in the same period of 2012. Exploration expense was higher in third quarter 2013 when compared to 2012 due to higher seismic, dry hole costs and delay rentals. The nine months ended September 30, 2013 includes lower seismic partially offset by higher dry hole and personnel costs compared to the same period of 2012. The following table details our exploration related expenses for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change

Seismic	$7,621	$6,995	$626	9%	$20,866	$26,763	$(5,897)	(22%)
Delay rentals and other	4,337	3,495	842	24%	11,439	11,084	355	3%
Personnel expense	3,493	3,121	372	12%	11,122	10,059	1,063	11%
Stock-based compensation expense	983	1,126	(143)	(13%)	3,013	3,047	(34)	(1%)
Dry hole expense	4,062	15	4,047	NM	3,904	832	3,072	369%
Total exploration expense	$20,496	$14,752	$5,744	39%	$50,344	$51,785	$(1,441)	(3%)

Abandonment and impairment of unproved properties was $11.7 million in third quarter 2013 compared to $40.1 million in the same period of 2012. Abandonment and impairment was $46.1 million in the nine months ended September 30, 2013 compared to $104.0 million in the same period of 2012. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments will likely be recorded. In second quarter 2012, we impaired individually significant unproved properties in Pennsylvania for $23.1 million because we determined that we were not going to drill in the area. In third quarter 2012, we impaired individually significant unproved properties in the Barnett Shale of North Texas for $19.6 million because we determined we would not drill and would allow the leases to expire.

Deferred compensation plan expense was a gain of $2.2 million in third quarter 2013 compared to a loss of $20.1 million in the same period of 2012. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $77.32 at June 30, 2013 to $75.89 at September 30, 2013. In the same quarter of the prior year, our stock price increased from $61.87 at June 30, 2012 to $69.87 at September 30, 2012. During the nine months ended September 30, 2013 deferred compensation plan expense was $33.3 million compared to $21.6 million in the same period of 2012. Our stock price increased from $62.83 at December 31, 2012 to $75.89 at September 30, 2013. In the same nine months of 2012, our stock price decreased from $61.94 at December 31, 2011 to $69.87 at September 30, 2012.

Loss on extinguishment of debt for the nine months ended September 30, 2013 was $12.3 million. On May 2, 2013, we redeemed all of our $250.0 million aggregate principal amount of 7.25% senior subordinated notes due 2018 at 103.625% of par and we recorded a loss on extinguishment of debt of $12.3 million which includes a call premium and the expensing of related deferred financing costs on the repurchased debt.

Impairment of proved properties and other assets was $7.0 million in third quarter 2013 and $7.8 million in the nine months ended September 30, 2013 compared to $1.3 million in the third quarter and the nine months ended September 30, 2012. The third quarter 2013 includes a $7.0 million impairment related to certain South Texas wells. Our analysis of these properties determined that undiscounted cash flows were less than their carrying value. We compared the carrying value to their estimated fair value and recognized an impairment charge. We evaluated these assets for impairment due to declining reserves. The nine months ended September 30, 2013 also includes a $741,000 impairment related to some surface acreage in North Texas. The third quarter and the nine months ended September 30, 2012 includes a $1.3 million impairment on surface acreage in North Texas.

Income tax expense (benefit) was an expense of $11.9 million in third quarter 2013 compared to a benefit of $29.1 million in third quarter 2012. The increase in income taxes in third quarter 2013 reflects a 137% increase in income from operations when compared to the same period of 2012. For the third quarter, the effective tax rate was 38.2% in 2013 compared to 35.1% in 2012. Income tax expense was $62.2 million in the nine months ended September 30, 2013 compared to an income tax benefit of $17.9 million in the same period of 2012. For the nine months ended September 30, 2013, the increase in income taxes reflects a 359% increase in income from operations when compared to the prior year period. For the nine months September 30, 2013, the effective tax rate was 41.5% compared to 30.9% in the nine months ended September 30, 2012. The 2013 and 2012 effective tax rates were different than the statutory tax rate due to state income taxes, permanent differences and changes in our valuation allowances related to deferred tax assets associated with senior executives to the extent their estimated future compensation, which includes distributions from the deferred compensation plan, is expected to exceed the $1.0 million deductible limit provided under section 162 (m) of the Internal Revenue Code. Our 2013 effective tax rate was also different from the statutory rate due to deferred tax assets related to capital losses realized which are more likely than not recoverable and the reversal of a valuation allowance previously recorded related to our Pennsylvania net operating losses due to a change in Pennsylvania legislation enacted in July 2013.  The U.S. Treasury Department issued the final Tangible Property Regulations in third quarter 2013. The adoption of these final regulations are not expected to have a material impact on our financial statements or our federal or state income tax positions. We expect our effective tax rate to be approximately 40% for the remainder of 2013.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and since our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a large portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of September 30, 2013, we have entered into hedging agreements covering 68.9 Bcfe for the remainder of 2013, 213.7 Bcfe for 2014 and 60.0 Bcfe for 2015.

Net cash provided from operations in the first nine months 2013 was $502.9 million compared to $461.1 million in the same period of 2012. Cash provided from continuing operations is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from 2012 to 2013 reflects a 26% increase in production offset by lower realized prices (a decline of 1%) and higher operating costs, including the settlement payment of the $87.5 million related to Oklahoma lawsuit settlement. As of September 30, 2013, we have hedged approximately 76% of our projected production for the remainder of 2013, with approximately 76% of our projected natural gas production hedged. Net cash provided from continuing operations is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first nine months 2013 was negative $48.0 million compared to positive $26.3 million for the same period of 2012.

Net cash used in investing activities from operations in first nine months 2013 was $671.1 million compared to $1.3 billion in the same period of 2012.

During the nine months ended September 30, 2013, we:

•	spent $907.8 million on natural gas and oil property additions;

•	spent $70.2 million on acreage primarily in the Marcellus Shale; and

•	received proceeds from asset sales of $311.7 million.

During the nine months ended September 30, 2012, we:

•	spent $1.2 billion on natural gas and oil property additions;

•	spent $175.0 million on acreage primarily in the Marcellus Shale; and

•	received proceeds from asset sales of $32.1 million.

Net cash provided from financing activities in first nine months 2013 was $168.3 million compared to $848.6 million in the same period of 2012. Historically, sources of financing have been primarily bank borrowings and capital raised through equity and debt offerings.

During the nine months ended September 30, 2013, we:

•	borrowed $1.3 billion and repaid $1.6 billion under our bank credit facility, ending the quarter with a $427.0 million outstanding balance on our bank debt;

•	issued $750.0 million aggregate principal amount of 5.00% senior subordinated notes due 2023, at par, with net proceeds of approximately $738.8 million;

•	redeemed all $250.0 million aggregate principal amount of 7.25% senior subordinated notes due 2018 including related expenses.

During the nine months ended September 30, 2012, we:

•	borrowed $1.1 billion and repaid $865.0 million under our bank credit facility, ending the quarter with $461.0 million outstanding borrowings under our bank credit facility;

•	issued $600.0 million principal amount of 5.00% senior subordinated notes due 2022, at par, with net proceeds of approximately $589.5 million.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program. In first nine months 2013, we entered into additional commodity derivative contracts for 2013, 2014 and 2015 to protect future cash flows. In March 2013, we issued $750.0 million of new 5.00% ten-year senior subordinated notes due 2023. On April 2, 2013, we called for redemption the entire $250.0 million outstanding principal amount of our 7.25% senior subordinated notes due 2018 which were redeemed on May 2, 2013. On October 18, 2013, our borrowing base and our credit facility amounts were reaffirmed.

During the first nine of months 2013, our net cash provided from continuing operations of $502.9 million, proceeds from the sale of assets of $311.7 million, proceeds from the issuance of our 5.00% senior subordinated notes due 2023 and borrowings under our bank credit facility were used to fund $982.2 million of capital expenditures (including acreage acquisitions). At September 30, 2013, we had $255,000 in cash and total assets of $7.0 billion.

Long-term debt at September 30, 2013 totaled $3.1 billion, including $427.0 million outstanding on our bank credit facility and $2.6 billion of senior subordinated notes. Our available committed borrowing capacity at September 30, 2013 was $1.2 billion. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material drop in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and remain profitable.

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

Credit Arrangements

As of September 30, 2013, we maintained a $2.0 billion revolving credit facility, which we refer to as our bank credit facility. The bank credit facility is secured by substantially all of our assets and has a maturity date of February 18, 2016. Availability under the bank credit facility is subject to a borrowing base set by the lenders semi-annually with an option to set more often in certain circumstances. The borrowing base is dependent on a number of factors but primarily on the lenders’ assessment of future cash flows. Redeterminations of the borrowing base require approval of two thirds of the lenders; increases to the borrowing base require 97% lender approval. On October 18, 2013, the facility amount on our bank credit facility was reaffirmed at $1.75 billion and our borrowing base was reaffirmed at $2.0 billion. Our current bank group is currently composed of twenty-eight financial institutions.

Our bank debt and our subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under the debt agreements for our bank debt and our subordinated notes). The debt agreements also contain customary covenants relating to debt incurrence, working capital, dividends and financial ratios. We are in compliance with all covenants at September 30, 2013.

Capital Requirements

Our primary capital requirements are for exploration, development and acquisition of natural gas and oil properties, repayment of principal and interest on outstanding debt and payment of dividends. During the first nine months of 2013, $951.0 million of capital was expended on drilling projects. Also in the first nine months of 2013, $70.0 million was expended on acquisitions of unproved acreage, primarily in the Marcellus Shale. Our 2013 capital program, excluding acquisitions, is expected to be funded by net cash flow from operations, our prior debt offering, proceeds from asset sales and borrowings under our bank credit facility. Our capital expenditure budget for 2013 is currently set at $1.35 billion, excluding proved property acquisitions. To the extent capital requirements exceed internally generated cash flow, proceeds from asset sales and our committed capacity under our bank credit facility will be used to fund these requirements. In addition, debt or equity may also be issued in capital market transactions to fund these requirements. We monitor our capital expenditures on an ongoing basis, adjusting the amount up or down and also between our operating regions, depending on commodity prices, cash flow and projected returns. Also, our obligations may change due to acquisitions, divestitures and continued growth. We may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Cash Dividend Payments

The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors. On September 1, 2013, the Board of Directors declared a dividend of four cents per share ($6.5 million) on our common stock, which was paid on September 30, 2013 to stockholders of record at the close of business on September 16, 2013.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation and gathering commitments. As of September 30, 2013, we do not have any capital leases. As of September 30, 2013, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of September 30, 2013, we had a total of $84.9 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2012, there have been no material changes to our contractual obligations other than a $312.0 million reduction to our outstanding bank credit facility balance, an issuance of $750.0 million of new 5.00% senior subordinated notes due 2023, a redemption of $250.0 million 7.25% senior subordinated notes due 2018 and rate adjustments to certain transportation and gathering contracts which increased these commitments by approximately $150.0 million over the next 10 years.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives, as we typically utilize commodity swap and collar contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In 2011, we also entered into “sold” NGLs derivative swap contracts for the natural gasoline component of NGLs and in 2012 we entered into “re-purchased” derivative swaps for the natural gasoline component of NGLs. In addition, in third quarter 2012, we entered into NGLs derivative swap contracts for propane and in third quarter 2013, we entered into NGLs derivative swap contracts for normal butane. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our on-going development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets.

At September 30, 2013, we had open swap contracts covering 40.7 Bcf of natural gas at prices averaging $3.94 per mcf, 3.9 million barrels of oil at prices averaging $93.83 per barrel, 0.6 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel, 3.6 million barrels of NGLs (the C3 component of NGLs) at prices averaging $39.67 per barrel and 0.9 million barrels of NGLs (the C4 component of NGLs) at prices averaging $54.77. We had collars covering 242.0 Bcf of natural gas at weighted average floor and cap prices of $3.97 to $4.56 per mcf and 1.0 million barrels of oil at weighted average floor and cap prices of $86.94 to $100.00 per barrel. The fair value of these contracts, represented by the estimated amount that would be realized or payable on termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a pretax gain of $66.0 million at September 30, 2013. The contracts expire monthly through December 2015.

At September 30, 2013, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2013	Collars	280,000 Mmbtu/day	$ 4.59–$ 5.05
2014	Collars	447,500 Mmbtu/day	$ 3.84–$ 4.48
2015	Collars	145,000 Mmbtu/day	$ 4.07–$ 4.56
2013	Swaps	293,370 Mmbtu/day	$3.82
2014	Swaps	30,000 Mmbtu/day	$4.17
2015	Swaps	7,500 Mmbtu/day	$4.16

Crude Oil
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00
2013	Swaps	6,825 bbls/day	$96.79
2014	Swaps	7,000 bbls/day	$94.14
2015	Swaps	2,000 bbls/day	$90.20

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64
2013	Re-purchased Swaps	1,500 bbls/day	$76.30

NGLs (Propane)
2013	Swaps	11,000 bbls/day	$37.87
2014	Swaps	7,000 bbls/day	$40.38

NGLs (Normal butane)
2013	Swaps	2,000 bbls/day	$55.44
2014	Swaps	2,000 bbls/day	$54.60

Interest Rates

At September 30, 2013, we had approximately $3.1 billion of debt outstanding. Of this amount, $2.7 billion bears interest at fixed rates averaging 5.8%. Bank debt totaling $427.0 million bears interest at floating rates, which averaged 1.9% at September 30, 2013. The 30-day LIBOR rate on September 30, 2013 was approximately 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on September 30, 2013 would cost us approximately $4.3 million in additional annual interest expense.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivatives instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 74% of our December 31, 2012 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2012 to September 30, 2013.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program also includes collars, which establish a minimum floor price and a predetermined ceiling price. At September 30, 2013, our derivatives program includes swaps (both purchased and sold NGLs swaps) and collars. As of September 30, 2013, we had open swap contracts covering 40.7 Bcf of natural gas at prices averaging $3.94 per mcf, 3.9 million barrels of oil at prices averaging $93.83 per barrel, 0.6 million net barrels of NGLs (the C5 component of NGLs) at prices averaging $92.72 per barrel, 3.6 million barrels of NGLs (the C3 component of NGLs) at prices averaging $39.67 per barrel and 0.9 million barrels of NGLs (the C4 component of NGLs) at prices averaging $54.77 per barrel. We had collars covering 242.0 Bcf of natural gas at weighted average floor and cap prices of $3.97 to $4.56 per mcf and 1.0 million barrels of oil at weighted average floor and cap prices of $86.94 to $100.00 per barrel. These contracts expire monthly through December 2015. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of September 30, 2013, approximated a net unrealized pretax gain of $66.0 million.

At September 30, 2013, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2013	Collars	280,000 Mmbtu/day	$ 4.59–$ 5.05	$25,983
2014	Collars	447,500 Mmbtu/day	$ 3.84–$ 4.48	$34,197
2015	Collars	145,000 Mmbtu/day	$ 4.07–$ 4.56	$9,799
2013	Swaps	293,370 Mmbtu/day	$3.82	$6,068
2014	Swaps	30,000 Mmbtu/day	$4.17	$3,393
2015	Swaps	7,500 Mmbtu/day	$4.16	$285

Crude Oil
2013	Collars	3,000 bbls/day	$ 90.60–$ 100.00	$(870)
2014	Collars	2,000 bbls/day	$ 85.55–$ 100.00	$(796)
2013	Swaps	6,825 bbls/day	$96.79	$(2,983)
2014	Swaps	7,000 bbls/day	$94.14	$(3,028)
2015	Swaps	2,000 bbls/day	$90.20	$1,207

NGLs (Natural Gasoline)
2013	Sold Swaps	8,000 bbls/day	$89.64	$1,461
2013	Re-purchased Swaps	1,500 bbls/day	$76.30	$1,902

NGLs (Propane)
2013	Swaps	11,000 bbls/day	$37.87	$(6,927)
2014	Swaps	7,000 bbls/day	$40.38	$(3,534)

NGLs (Normal butane)
2013	Swaps	2,000 bbls/day	$55.44	$(570)
2014	Swaps	2,000 bbls/day	$54.60	$406

We expect our NGLs production to continue to increase. In our Marcellus Shale operations, propane is a large product component of our NGLs production and we believe NGL prices are somewhat seasonal. Therefore, the percentage of NGLs prices to NYMEX WTI (or West Texas Intermediate) will vary due to product components, seasonality and geographic supply and demand. We sell NGLs in several regional markets.  Over 70% of our NGLs production is in the Marcellus Shale.

Currently, because there is little demand, or facilities to supply the existing demand, for ethane in the Appalachian region, for our Appalachian production volumes, ethane remains in the natural gas stream. In third quarter 2013, we began purchasing natural gas to blend with our rich residue gas to meet transmission pipeline specifications. We have announced three ethane agreements where we have contracted to either sell or transport ethane from our Marcellus Shale area, which are expected to begin operations at various times in late 2013 through 2015. We cannot assure you that these facilities will become available.

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

The following table shows the fair value of our collars and swaps and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at September 30, 2013. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase of		Decrease of
	Fair Value	10%	25%	10%	25%

Collars	$68,313	$(79,068)	$(201,246)	$79,434	$211,730
Swaps	(2,320)	(76,462)	(190,960)	77,348	193,500

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2013, our derivative counterparties include fifteen financial institutions, of which all but two are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior subordinated debt and variable rate bank debt. At September 30, 2013, we had $3.1 billion of debt outstanding. Of this amount, $2.7 billion bears interest at fixed rates averaging 5.8%. Bank debt totaling $427.0 million bears interest at floating rates, which was 1.9% on September 30, 2013. On September 30, 2013, the 30-day LIBOR rate was approximately 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on September 30, 2013, would cost us approximately $4.3 million in additional annual interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 to our unaudited consolidated financial statements entitled “Commitments and Contingencies” included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

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

ITEM 6. EXHIBITS

Exhibits included in this report are set forth in the Index to Exhibits which immediately precedes such exhibits, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2013

RANGE RESOURCES CORPORATION
By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date: October 29, 2013

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