Form 10-K/A
period 2013-12-31
RANGE RESOURCES CORP
filed 2014-06-23
CIK 315852

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

Registrant’s telephone number, including area code

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

As of February 24, 2014, there were 163,687,012 shares of Range Resources Corporation Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to stockholders in connection with its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III, Items 10-14 of this report.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2013 on February 26, 2014 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to revise Exhibit 99.2 to the Original Report as follows:

In the Original Report, the exhibit 99.2 omitted the specific qualifications of the technical person responsible for overseeing the reserve audit. The exhibits in this Amendment include such information.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Description

99.2	Report of Wright & Company, independent consulting engineers

The interactive data files of our financial statements and accompanying notes were provided as exhibits to our Annual Report on Form 10-K that was filed on February 26, 2014. Because no amendments have been made to such financial information, the interactive data files are not provided in the Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: June 23, 2014

RANGE RESOURCES CORPORATION

By:	/s/ Roger S. Manny
Roger S. Manny
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

99.2	Report of Wright & Company, Inc., independent consulting engineers