Form 10-K
period 2014-12-31
RANGE RESOURCES CORP
filed 2015-02-24
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $14,270,959,000. This amount is based on the closing price of registrant’s common stock on the New York Stock Exchange on that date. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of February 23, 2015, there were 168,909,287 shares of Range Resources Corporation Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be furnished to stockholders in connection with its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III, Items 10-14 of this report.

RANGE RESOURCES CORPORATION

Unless the context otherwise indicates, all references in this report to “Range,” “we,” “us” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries and its ownership interests in equity method investments. Unless otherwise noted, all information in the report relating to natural gas, natural gas liquids and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates and are net to our interest. If you are not familiar with the oil and gas terms used in this report, please refer to the explanation of such terms under the caption “Glossary of Certain Defined Terms” at the end of Item 15 of this report.

TABLE OF CONTENTS

PART I

i

TABLE OF CONTENTS (continued)

ii

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1. and 2. Business and Properties, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A. Quantitative Disclosures about Market Risk, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements typically contain words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “predict,” “target,” “project,” “could,” “should,” “would” or similar words, indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements in this Annual Report on Form 10-K may include, but are not limited to, levels of revenues, income from operations, net income or earnings per share; levels of capital and exploration expenditures; the success or timing of completion of ongoing or anticipated capital; exploration projects; volumes of production or sales of natural gas, natural gas liquids, and crude oil; levels of worldwide prices of crude oil; levels of domestic natural gas prices; levels of natural gas liquids, natural gas and crude oil reserves; the acquisition or divestiture of assets; the potential effect of judicial proceedings on our business and financial condition; and the anticipated effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

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

PART I

ITEMS  1 AND 2. BUSINESS AND PROPERTIES

General

Range Resources Corporation, a Delaware corporation, is a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company, engaged in the exploration, development and acquisition of natural gas and oil properties, mostly in the Appalachian and Midcontinent regions of the United States. Our corporate offices are located at 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102 (telephone (817) 870-2601). Our common stock is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “RRC.” At December 31, 2014, we had 168.7 million shares outstanding.

Our 2014 production from operations consisted of the following:

•	average total production of 1,162.4 Mmcfe per day, an increase of 24% from 2013;
●	68% natural gas;
●	total natural gas production of 286.9 Bcf, an increase of 8% from 2013;
●	total NGLs production of 18.8 Mmbbls (including ethane), an increase of 103% from 2013;
●	total crude oil production of 4.1 Mmbbls, an increase of 6% from 2013; and
●	81% of our total production was from the Marcellus Shale in Pennsylvania.

At year-end 2014, our proved reserves had the following characteristics:

●	10.3 Tcfe of proved reserves;
●	67% natural gas;
●	52% proved developed;
●	96% operated;
●	86% of proved reserves are in the Marcellus Shale in Pennsylvania;
●	a reserve life index of approximately 22 years (based on fourth quarter 2014 production);
●	a pre-tax present value of $10.1 billion of future net cash flows, discounted at 10% per annum (“PV-10”(a)); and
●	a standardized after-tax measure of discounted future net cash flows of $7.6 billion.
(a)

PV-10 is considered a non-GAAP financial measure as defined by the SEC. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and security analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is discounted estimated future income tax of $2.5 billion at December 31, 2014.

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

Our Business Strategy

Our overarching business objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects coupled with occasional complementary acquisitions and occasional divestiture of non-core assets. Our strategy requires us to make significant investments and financial commitments in technical staff, acreage, seismic data, drilling and completion technology and gathering and transportation arrangements to build drilling inventory and market our products. Our strategy has the following key elements:

●	commit to environmental protection and worker and community safety;
●	concentrate in core operating areas;
●	maintain a multi-year drilling inventory;
●	focus on cost efficiency;
●	maintain a long-life reserve base;
●	market our products to a large number of customers in different markets under a variety of commercial terms;
●	maintain operational and financial flexibility; and
●	provide employee equity ownership and incentive compensation.

Commit to Environmental Protection and Worker and Community Safety. We strive to implement the latest technologies and best commercial practices to minimize adverse impacts from the development of our properties on the environment, worker health and safety and the safety of the communities where we operate. Working with peer companies, regulators, nongovernmental organizations, industries not related to the oil and natural gas industry and other engaged stakeholders, we consistently analyze and review performance while striving for continual improvement. We participate in FracFocus, a national publically accessible web-based registry to report, on a well-by-well basis, the additives and chemicals and amount of water used in the hydraulic fracturing process for each of the wells we operate.  We encourage every employee to maintain safe operations, minimize environmental impact and conduct their daily business with the highest ethical standards.

Concentrate in Core Operating Areas. We currently operate in two regions:  Appalachia (which includes Pennsylvania, Virginia, and West Virginia) and Midcontinent (which includes the Texas Panhandle, Oklahoma and Southern Kansas). Concentrating our drilling and producing activities in these core areas allows us to develop the regional expertise needed to interpret specific geological and operating conditions and develop economies of scale. Operating in core areas allows us to create a portfolio to assist in our goal of consistent production and reserve growth at attractive returns.

Maintain a Multi-Year Drilling Inventory. We focus on areas with multiple prospective and productive horizons and development opportunities. We use our technical expertise to build and maintain a multi-year drilling inventory. We believe that a large, multi-year inventory of drilling projects increases our ability to efficiently plan for the economic growth of production and reserves. Currently, we have over 10,000 proven and unproven drilling locations in inventory. Our goal is to grow year-over-year production by 20-25% by focusing on developing fields in our operating areas.

Focus on Cost Efficiency. We concentrate in core areas which we believe to have sizeable hydrocarbon deposits in place that will allow us to consistently increase production while controlling costs. As there is little long-term competitive sales price advantage available to a commodity producer, the costs to find, develop, and produce a commodity are important to organizational sustainability and long-term shareholder value creation. We endeavor to control costs such that our cost to find, develop and produce natural gas, NGLs and oil is one of the lowest in the industry. We operate almost all of our total net production and believe that our extensive knowledge of the geologic and operating conditions in the areas where we operate provides us with the ability to achieve operational efficiencies.

Maintain a Long-Life Reserve Base. Long-life natural gas and oil reserves provide a more stable growth platform than short-life reserves. Long-life reserves reduce reinvestment risk as they lessen the amount of reinvestment capital deployed each year to replace production. Long-life natural gas and oil reserves also assist us in minimizing costs as stable production makes it easier to build and maintain operating economies of scale. Long-life reserves also offer upside from technology enhancements. We use our drilling, divestiture and acquisition activities to assist in executing this strategy.

Market our products to a large number of customers in different markets under a variety of commercial terms. We market our natural gas, NGLs, and oil to a large number of customers in both domestic and international markets to maximize price and diversify risk. We hold considerable firm transportation contracts on multiple pipelines to enable us to transport and sell natural gas and NGLs in the Midwest, Gulf Coast, Southeast, Northeast and international markets. We sell our products under a variety of price indexes and price formulas that assist us in managing regional price differentials and commodity price volatility.

Maintain Operational and Financial Flexibility. Because of the risks involved in drilling, coupled with changing commodity prices, we are flexible and adjust our capital budget throughout the year. If certain areas generate higher than anticipated returns, we may accelerate development in those areas and decrease expenditures elsewhere. We also believe in maintaining a strong balance sheet, ample liquidity and using commodity derivatives to stabilize our realized prices. This provides more consistent cash flows and financial results.

Provide Employee Equity Ownership and Incentive Compensation. We want our employees to think and act like business owners. To achieve this, we reward and encourage them through equity ownership in Range. All full-time employees are eligible to receive equity grants. As of December 31, 2014, our employees owned equity securities in our benefit plans (vested and unvested) that had an aggregate market value of approximately $227.3 million. Our directors also have equity ownership in Range.

Significant Accomplishments in 2014

●	Production growth – In 2014, our production averaged 1,162.4 Mmcfe per day, an increase of 24% from 2013. Drilling in the Marcellus Shale play in Pennsylvania drove our production growth.
●

Reserve growth – Total proved reserves increased 26% in 2014 to 10.3 Tcfe, marking the thirteenth consecutive year our proved reserves have increased. This achievement is the result of continued drilling success, as the majority of our production and reserve growth in 2014 came from our drilling program. While consistent growth is challenging to sustain, we believe the quality of our technical teams and our substantial inventory of high quality drilling locations provide the basis for future reserve and production growth.

●

Successful drilling program – In 2014, we drilled 255 gross natural gas and oil wells plus an additional 2 service wells. We replaced 565% of our production through drilling in 2014 and our overall drilling success rate was 99%. We continue to build our drilling inventory which is critical to our ability to drill a large number of wells each year on a cost effective and efficient basis. We drilled our first Utica/ Point Pleasant well located in Washington County, Pennsylvania, which achieved an average 24-hour test rate of 59.0 Mmcf per day during the initial flow back. We believe this well represents the highest initial production rate of any reported Utica well.

●

Large resource potential – Maintaining a large exposure to potential resources is important. We continued expansion of our unconventional resource shale plays in 2014. We have four large unconventional and prospective plays – the Marcellus, Utica/Point Pleasant and Upper Devonian shales in Pennsylvania and the Huron Shale in Virginia. These plays cover expansive areas, provide multi-year drilling opportunities and, collectively, have sustainable lower risk growth profiles. The economics of these plays have been enhanced by continued advancements in drilling and completion technologies. We have leased 1.4 million net acres in our four shale plays. We also have approximately 278,000 net acres in our coal bed methane plays in Virginia.

●

Continued development of processing, pipeline takeaway capacity and marketing of NGLs – We continue to ensure we have sufficient processing capacity and marketing agreements in place for our Pennsylvania production. In 2012, we entered into a fifteen year agreement (“Mariner East”) to transport ethane and propane from the tailgate of a third-party processing plant to a terminal and dock facility near Philadelphia. In the last few weeks of December 2014, line fill on the propane portion of this pipeline was completed with propane delivered to storage caverns to be sold at a later date. We expect both propane and ethane operations on Mariner East to be fully functional by the end of third quarter 2015. During 2014, we entered into additional firm transportation agreements to provide gas gathering and transportation from southwestern and northeastern Pennsylvania. At December 31, 2014, our agreements provide commitments that total 3.3 Bcfe per day.

●

Focus on financial flexibility – We ended the year with less debt than year-end 2013. Debt per mcfe of proved reserves was $0.30 at December 31, 2014 compared to $0.38 at December 31, 2013. In June 2014, we redeemed all $300.0 million aggregate principal amount of our 8.0% senior subordinated notes due 2019 with proceeds received of $397 million from a public offering of our common stock. As of December 31, 2014, we maintain a $4.0 billion bank credit facility, with a current borrowing base of $3.0 billion and our committed borrowing capacity on that date was $2.0 billion.

●

Land acquisitions completed – In 2014, we leased or renewed $226.5 million of acreage located in our core areas, primarily in the Marcellus Shale. We continue to see outstanding results in the Marcellus Shale. Production in the Marcellus Shale increased 32% while we continue to prove up acreage, acquire additional acreage and gain access to additional pipeline and processing capacity.

●

Acquisitions and dispositions completed – In June 2014, we sold our Conger assets in Glasscock and Sterling Counties, Texas in exchange for producing properties and other assets in Virginia and $145.0 million in cash, before closing adjustments (the “Conger Exchange”). We recognized a pre-tax gain of $282.7 million related to the Conger Exchange in the year ended December 31, 2014. We also received $28.8 million of additional proceeds during the year primarily related to the sale of miscellaneous proved and unproved properties.

Industry Operating Environment

We operate entirely within the continental United States. The oil and natural gas industry is affected by many factors that we cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. The impact of these factors is extremely difficult to accurately predict or anticipate. It is difficult for us to predict the occurrence of events that may affect commodity prices or the degree to which these prices will be affected; however, the prices we receive for the commodities we produce will generally approximate current market prices in the geographic region of the production.

Natural gas prices are generally determined by North American supply and demand. The New York Mercantile Exchange (“NYMEX”) monthly settlement prices for natural gas averaged $4.37 per mcf in 2014, with a high of $5.56 per mcf in February and a low of $3.73 per mcf in November. Recently, natural gas prices have declined significantly, with the monthly settlement price for natural gas falling from $4.28 per mcf in December 2014 to $2.87 per mcf in February 2015.  Natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of shale plays in the United States outpacing demand. Historically, the demand for drilling rigs, oilfield supplies and drill pipe is expected to decline with falling commodity prices but such declines tend to lag behind the declines in natural gas and crude oil prices.

Significant factors that will impact 2015 crude oil prices include worldwide economic conditions, political and economic developments in the Middle East, demand in Asian and European markets, and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations choose to manage oil supply through export quotas. NYMEX monthly settlement prices for oil averaged $92.64 per barrel in 2014, with a high of $105.15 per barrel in June and a low of $59.29 per barrel in December. Recently, crude oil prices have declined significantly, with the monthly settlement price for crude oil falling from $75.81 per barrel in November 2014 to $47.33 per barrel in January 2015.

NGLs prices are generally determined by North American supply and demand. We expect NGLs prices in 2015 to continue to be under pressure due to concerns over excess supply.

Natural gas, NGLs and oil prices affect:

●	the amount of cash flow available to us for capital expenditures;
●	our ability to borrow and raise additional capital;
●	the quantity of natural gas, NGLs and oil that we can economically produce; and
●	revenues and profitability.

Natural gas and NGLs prices are likely to affect us more than oil prices because approximately 97% of our proved reserves is natural gas and NGLs. Any continued or extended decline in natural gas, NGLs and oil prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we currently, and may in the future, use derivative instruments to hedge future sales prices on our natural gas, NGLs and oil production. The use of derivative instruments has in the past and may in the future, prevent us from realizing the full benefit of upward price movements but also partially protect us from declining price movements.

Segment and Geographical Information

Our operations consist of one reportable segment. We have a single, company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. Our operations are limited to the United States and we focus on both unconventional resource plays and conventional plays in the Appalachian and Midcontinent regions of the United States.

Outlook for 2015

Our capital expenditure budget for 2015 has been set at approximately $870 million. As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices, drilling success and markets for our products. At December 31, 2014, we have entered into hedging agreements covering 229.7 Bcfe for 2015. Since year-end 2014, we have entered into additional natural gas and NGLs hedges for 2015, 2016 and 2017. For a complete discussion of our hedging activities, a listing of open contracts at December 31, 2014 and the estimated fair value of these contracts as of that date, see Note 10 to our consolidated financial statements. Recently, natural gas and crude oil prices have dropped significantly. In response to the weakened natural gas and crude oil market, we lowered our capital expenditure budget that was announced in December 2014 from $1.3 billion to $870 million and we have announced a plan to close our Oklahoma City administrative and operations office by mid-2015 to reduce general and administrative expenses. These properties will be operated out of our Fort Worth offices.  Our estimated 2015 capital expenditure budget detail and budget by area are shown below:

2015 Capital Budget Detail
$42 million
$5 million
$81 million
$742 million
Drilling
Acreage
Seismic
Pipelines & Facilities

2015 Capital Budget by Area
$34 million
$836 million
Appalachia Region
Midcontinent Region & Other

Production, Price and Cost History

The following table sets forth information regarding natural gas, NGLs and oil production, realized prices and production costs for the last three years. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012
Production
Natural gas (Mmcf)	286,926	264,528	216,555
Natural gas liquids (Mbbls)	18,821	9,255	6,967
Crude oil and condensate (Mbbls)	4,070	3,827	2,851
Total (Mmcfe) (a)	424,267	343,022	275,465
Average sales prices (wellhead)
Natural gas (per mcf)	$3.98	$3.61	$2.83
Natural gas liquids (per bbl)	23.60	34.07	38.05
Crude oil and condensate (per bbl)	77.80	86.00	83.46
Total (per mcfe) (a)	4.48	4.66	4.05
Average realized prices (including derivatives that qualify for hedge accounting):
Natural gas (per mcf)	$3.99	$4.03	$3.93
Natural gas liquids (per bbl)	23.60	34.07	38.05
Crude oil and condensate (per bbl)	79.16	87.47	82.77
Total (per mcfe) (a)	4.51	5.00	4.91
Average realized prices (including all derivative settlements and third party transportation costs)
Natural gas (per mcf)	$2.80	$3.08	$3.11
Natural gas liquids (per bbl)	22.04	31.29	41.03
Crude oil and condensate (per bbl)	79.75	84.70	83.64
Total (per mcfe) (a)	3.64	4.16	4.35
Direct operating costs
Lease operating (per mcfe)	$0.31	$0.34	$0.39
Workovers (per mcfe)	0.03	0.02	0.02
Stock-based compensation (per mcfe)	0.01	0.01	0.01
Total (per mcfe)	$0.35	$0.37	$0.42

(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil and natural gas prices.

Proved Reserves

The following table sets forth our estimated proved reserves for year ended 2014, 2013 and 2012 based on the average of prices on the first day of each month of the given calendar year, in accordance with the SEC rules. Oil includes both crude oil and condensate. We have no natural gas, NGLs or oil reserves from non-traditional sources. Additionally, we do not provide optional disclosures of probable or possible reserves.

	Summary of Oil and Gas Reserves as of Year-End Based on Average Prices
Reserve Category	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe) (a)%
2014:
Proved
Developed	3,583,051	270,271	24,180	5,349,761	52%
Undeveloped	3,339,785	245,636	24,478	4,960,468	48%
Total Proved	6,922,836	515,907	48,658	10,310,229	100%
2013:
Proved
Developed	2,797,483	206,477	26,054	4,192,666	51%
Undeveloped	2,868,162	167,935	22,306	4,009,608	49%
Total Proved	5,665,645	374,412	48,360	8,202,274	100%
2012:
Proved
Developed	2,373,604	154,984	25,667	3,457,502	53%
Undeveloped	2,419,072	85,415	19,415	3,048,068	47%
Total Proved	4,792,676	240,399	45,082	6,505,570	100%
(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the relative energy content of oil to natural gas, which is not indicative of the relationship of oil and natural gas prices.

The following table sets forth summary information by area with respect to estimated proved reserves at December 31, 2014:

	Reserve Volumes					PV-10 (a)
	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe)%		Amount (In thousands)%
Appalachian Region	6,681,073	495,586	40,006	9,894,625	96%	$9,610,327	95%
Midcontinent Region	241,763	20,321	8,652	415,604	4%	459,947	5%
Total	6,922,836	515,907	48,658	10,310,229	100%	$10,070,274	100%
(a)

PV-10 was prepared using the twelve-month average prices for 2014, discounted at 10% per annum. Year-end PV-10 is a non-GAAP financial measure as defined by the SEC. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. Our total standardized measure was $7.6 billion at December 31, 2014. The difference between the standardized measure and the PV-10 amount is the discounted estimated future income tax of $2.5 billion at December 31, 2014. Included in the $10.1 billion pre-tax PV-10 is $6.6 billion related to proved developed reserves.

Reserve Estimation

All reserve information in this report is based on estimates prepared by our petroleum engineering staff. We also have the following independent petroleum consultants conduct an audit of our year-end reserves:  DeGolyer and MacNaughton (Midcontinent) and Wright and Company, Inc. (Appalachian). These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. The proved reserve audits performed for 2014, 2013 and 2012, in the aggregate represented 96%, 96% and 93% of our proved reserves. The reserve audits performed for 2014, 2013 and 2012, in the aggregate represented 98%, 97% and 88% of our 2014, 2013 and 2012 associated pre-tax present value of proved reserves discounted at ten percent. Copies of the summary reserve reports prepared by each of these independent petroleum consultants are included as an exhibit to this Annual Report on Form 10-K. The technical person at each independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished during the reserve audit process. Throughout the year, our technical team meets periodically with representatives of each of our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserve estimation process, our senior management reviews and approves significant changes to our proved reserves. We provide historical information to our consultants for our largest producing properties such as ownership interest, natural gas, NGLs and oil production, well test data, commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review identified reserve differences. The reserve auditor estimates of proved reserves and the pre-tax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared on a lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater than those of the auditors and some may be less than the estimates of the reserve auditors.  When such differences do not exceed 10% in the aggregate, our reserve auditors are satisfied that the proved reserves and pre-tax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analysis.

Historical variances between our reserve estimates and the aggregate estimates of our independent petroleum consultants have been less than 5%. All of our reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, who reports directly to our Chairman, President and Chief Executive Officer. Our Senior Vice President of Reservoir Engineering and Economics holds a Bachelor of Science degree in Electrical Engineering from the Pennsylvania State University. Before joining Range, he held various technical and managerial positions with Amoco, Hunt Oil and Union Pacific Resources and has more than thirty-five years of engineering experience in the oil and gas industry. During the year, our reserves group may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions. We did not file any reports during the year ended December 31, 2014 with any federal authority or agency with respect to our estimate of natural gas and oil reserves.

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

Reporting of Natural Gas Liquids

We produce natural gas liquids, or NGLs, as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2014, NGLs represented approximately 30% of our total proved reserves on an mcf equivalent basis. NGLs are products priced by the gallon (and sold by the barrel) to the end-user. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels. Prices for a barrel of NGLs in 2014 averaged approximately 70% lower than the average prices for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs. As of December 31, 2014, we have 1,170 Bcfe of ethane reserves (264.3 Mmbbls) associated with our Marcellus Shale, which are included in NGLs proved reserves.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2014, our PUDs totaled 24.5 Mmbbls of crude oil, 245.6 Mmbbls of NGLs and 3.3 Tcfe of natural gas, for a total of 5.0 Tcfe. Costs incurred in 2014 relating to the development of PUDs were approximately $591.0 million. Approximately 93% of our PUDs at year-end 2014 were associated with the Marcellus Shale. All PUD drilling locations are scheduled to be drilled prior to the end of 2019 with more than 80% of the future development costs expected to be spent in the next three years. Changes in PUDs that occurred during the year were due to:

●	conversion of approximately 620 Bcfe of PUDs into proved developed reserves;

●	new PUDs added consisting of 1,776 Bcfe;
●

147 Bcfe negative revision with 611 Bcfe of reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon as we continue to see success from drilling longer laterals, increasing the number of frac stages and better lateral targeting partially offset by improved recovery of 450 Bcfe and other performance revisions; and

●	58 Bcfe reduction from the sale of properties.

Proved Reserves (PV-10)

The following table sets forth the estimated future net cash flows, excluding open derivative contracts, from proved reserves, the present value of those net cash flows discounted at a rate of 10% (PV-10), and the expected benchmark prices and average field prices used in projecting net cash flows over the past five years. Our reserve estimates do not include any probable or possible reserves (in millions, except prices):

	2014	2013	2012	2011	2010
Future net cash flows	$26,993	$21,029	$11,156	$15,610	$12,516
Present value:
Before income tax	10,070	7,898	3,960	6,084	4,647
After income tax (Standardized Measure)	7,593	5,862	3,224	4,515	3,479
Benchmark prices (NYMEX):
Gas price (per mcf)	4.35	3.67	2.76	4.12	4.38
Oil price (per bbl)	94.42	97.33	95.05	95.61	79.81
Wellhead prices:
Gas price (per mcf)	4.14	3.75	2.75	3.55	3.70
Oil price (per bbl)	79.04	86.66	86.91	85.59	72.51
NGLs price (per bbl)	27.20	25.93	32.23	49.24	39.14

Future net cash flows represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes) and revenues are based on a twelve-month unweighted average of the first day of the month pricing, without escalation. Future cash flows are reduced by estimated production costs, administrative costs, costs to develop and produce the proved reserves and abandonment costs, all based on current economic conditions at each year-end. There can be no assurance that the proved reserves will be produced in the future or that prices, production or development costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties.

Property Overview

Our natural gas and oil operations are concentrated in the Appalachian and Midcontinent regions of the United States. Our properties consist of interests in developed and undeveloped natural gas and oil leases in these regions. These interests entitle us to drill for and produce natural gas, NGLs, crude oil and condensate from specific areas. Our interests are mostly in the form of working interests and, to a lesser extent, royalty and overriding royalty interests. We have a single company-wide management team that administers all properties as a whole. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

The table below summarizes data for our operating regions for the year ended December 31, 2014.

Region	Average Daily Production (mcfe per day)	Production (Mmcfe)	Percentage of Production	Proved Reserves (Mmcfe)	Percentage of Proved Reserves
Appalachian	1,059,318	386,651	91%	9,894,625	96%
Midcontinent	103,056	37,616	9%	415,604	4%
Total	1,162,374	424,267	100%	10,310,229	100%

The following table summarizes our costs incurred by operating region for the year ended December 31, 2014 (in thousands):

	Acquisitions (a)	Acreage Purchases	Development Costs	Exploration Costs	Gathering Facilities	Asset Retirement Obligations	Total
Appalachian	$404,252	$207,838	$1,026,968	$221,112	$12,035	$53,383	$1,925,588
Midcontinent	—	18,637	92,928	23,361	1,102	3,439	139,467
Total costs incurred	$404,252	$226,475	$1,119,896	$244,473	$13,137	$56,822	$2,065,055

(a) Includes $11.9 million of asset retirement obligations and $134.8 million of gas gathering assets.

Approximately 86% of our proved reserves at December 31, 2014 are located in the Marcellus Shale in our Appalachian region. This play has a large portfolio of drilling opportunities. The following table below sets forth annual production volumes, average sales prices and production cost data for our wells in the Marcellus Shale which, as of December 31, 2014, is our only field in which reserves are greater than 15% of our total proved reserves.

Marcellus Shale Field	2014	2013	2012
Production:
Natural gas (Mmcf)	224,034	203,926	149,589
NGLs (Mbbls)	17,093	7,213	5,034
Crude oil and condensate (Mbbls)	3,089	2,529	1,564
Total Mmcfe (a)	345,127	262,377	189,178
Sales Prices: (b)
Natural gas (per mcf)	$2.72	$2.59	$1.86
NGLs (per bbl)	20.32	33.19	38.48
Crude oil and condensate (per bbl)	73.77	82.11	78.56
Total (per mcfe)	3.43	3.72	3.14
Production Costs:
Lease operating (per mcfe)	$0.19	$0.16	$0.18
Production and ad valorem tax (per mcfe) (c)	0.08	0.11	0.26
(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil and natural gas prices.

(b)	We do not record derivatives or the results of derivatives at the field level. Includes deductions for third party transportation, gathering and compression expense.
(c)	Includes Pennsylvania impact fee.

Appalachian Region

Our properties in this area are located in the Appalachian Basin in the northeastern United States, principally in Pennsylvania, Virginia and West Virginia. The reserves from the Marcellus Shale, the Pennsylvanian (coalbed formation), Berea, Big Lime, Huron Shale, Medina and Upper Devonian formations principally produce at depths ranging from 2,500 feet to 9,000 feet. We own 7,582 net producing wells, 96% of which we operate. Our average working interest in this region is 90%. As of December 31, 2014, we have approximately 1.6 million gross (1.4 million net) acres under lease, which includes 305,000 acres in which we also own a royalty interest.

Reserves at December 31, 2014 were 9.9 Tcfe, an increase of 2.4 Tcfe, or 31%, from 2013. Drilling additions (2.3 Tcfe), purchases (262.8 Bcfe), favorable reserve revisions for performance and price and improved recovery were partially offset by production and downward revisions for proved undeveloped reserves no longer in our current five year development plan (581.5 Bcfe). Annual production increased 30% from 2013. During 2014, we spent $1.2 billion in this region to drill 201 (190.5 net) development wells and 25 (21.4 net) exploratory wells, of which all were productive. At December 31, 2014, the Appalachian region had an inventory of over 800 proven drilling locations and over 600 proven recompletions. During the year, the Appalachian region drilled 105 proven locations, added 163 new proven drilling locations and deleted 116 proven drilling locations with reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon as required by the SEC’s reserve reporting requirements. During the year, the region achieved a 100% drilling success rate.

Marcellus Shale

We began operations in the Marcellus Shale in Pennsylvania during 2004. The Marcellus Shale is an unconventional reservoir, which produces natural gas, NGLs and condensate. This has been our largest investment area over the last six years. We had over 500 proven drilling locations at December 31, 2014. Our 2014 production from the Marcellus Shale increased 32% from 2013. During 2014, we drilled 149 (139.5 net) development wells and 25 (21.4 net) exploratory wells, all of which were successful. In 2015, we plan to drill over 130 net wells. During 2014, we had approximately 9 drilling rigs in the field and expect to run an average of 7 rigs throughout 2015.

We have long-term agreements with third parties to provide gathering and processing services and infrastructure assets in the Marcellus Shale, which includes gathering and residue gas pipelines, compression, cryogenic processing, de-ethanization and liquid fractionation. In 2011, we executed an ethane sales contract for the liquids-rich gas in southwestern Pennsylvania whereby a third party will transport ethane from the tailgate of the third-party processing and fractionation facilities to the international border for further delivery into Canada. Initial deliveries commenced in second half 2013. Also in 2011, we entered into an agreement to transport ethane to the Gulf Coast where initial deliveries also commenced in late 2013.

In 2012, we entered into a fifteen year agreement to transport ethane and propane from the tailgate of a third-party processing plant to a terminal and dock facility near Philadelphia. Line fill on the propane portion of this pipeline was completed in late December 2014, with propane delivered to storage caverns to be sold at a later date. We expect both propane and ethane operations to be fully functional by the end of third quarter 2015. In the meantime, since 2012, we have been transporting a portion of our propane by rail and truck to the terminal and dock facility near Philadelphia for sale to domestic and international customers. Also in 2012, we executed a fifteen year ethane sales agreement from the same terminal near Philadelphia which is expected to begin in third quarter 2015.

Since 2008, we have entered into various firm transportation agreements to provide gas gathering and transportation from southwestern and northeastern Pennsylvania which, at December 31, 2014 provide commitments for 3.3 Bcfe per day. Some of our agreements, which extend to 2030, are contingent on pipeline modifications and/or construction. To support our drilling efforts and to control costs, we have agreements for hydraulic fracturing services, including related equipment, material and labor, in Pennsylvania through 2015.

Midcontinent Region

The Midcontinent region includes drilling, production and field operations in the Texas Panhandle, as well as in the Anadarko Basin of western Oklahoma, the Nemaha Uplift of northern Oklahoma and Kansas, the Permian Basin of West Texas and Mississippi. In the Midcontinent region, we own 653 net producing wells, 95% of which we operate. Our average working interest is 78%. As of December 31, 2014, we have approximately 507,000 gross (383,000 net) acres under lease.

Total proved reserves in the Midcontinent region decreased 247.5 Bcfe, or 37%, at December 31, 2014, when compared to year-end 2013. Drilling additions (80.4 Bcfe) and positive pricing revisions were offset by production, property sales (220.1 Bcfe) and negative performance revisions. Annual production volumes decreased 18% from 2013. During 2014, this region spent $116.3 million to drill 28 (26.2 net) development wells and one (one net) exploratory well, of which 27 (25.2 net) were productive. During the year, the region achieved a 93% drilling success rate. The region also drilled 2 service wells in 2014.

At December 31, 2014, the Midcontinent region had a development inventory of over 80 proven drilling locations and over 220 proven recompletions. During the year, the Midcontinent region drilled 6 proven locations, added 26 new proven locations and deleted 69 proven drilling locations primarily due to the sale of properties. Development projects include recompletions and infill drilling. These activities also include increasing reserves and production through cost control, upgrading lifting equipment, improving gathering systems and surface facilities, and performing restimulations and refracturing operations.

Producing Wells

The following table sets forth information relating to productive wells at December 31, 2014. If we own both a royalty and a working interest in a well, such interest is included in the table below. Wells are classified as natural gas or crude oil according to their predominant production stream. We do not have a significant number of dual completions.

	Total Wells		Average Working Interest
	Gross	Net
Natural gas	9,125	8,113	89%
Crude oil	132	122	93%
Total	9,257	8,235	89%

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

Drilling Activity

The following table summarizes drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells. As of December 31, 2014, we were in the process of drilling 49.0 (48.1 net) wells. In 2014, we also drilled 2 (2 net) service wells.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	228.0	215.7	178.0	171.9	226.0	202.3
Dry	1.0	1.0	1.0	1.0	—	—
Exploratory wells
Productive	25.0	21.4	39.0	35.5	72.0	54.5
Dry	1.0	1.0	1.0	0.2	—	—
Total wells
Productive	253.0	237.1	217.0	207.4	298.0	256.8
Dry	2.0	2.0	2.0	1.2	—	—
Total	255.0	239.1	219.0	208.6	298.0	256.8
Success ratio	99.2%	99.2%	99.1%	99.4%	100%	100%

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

The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2014. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net

Illinois	—	—	13,332	7,312	13,332	7,312
Kansas	—	—	28,604	28,419	28,604	28,419
Louisiana	571	226	—	—	571	226
Mississippi	5,373	3,264	904	623	6,277	3,887
New York	—	—	3,067	968	3,067	968
Ohio	40	40	—	—	40	40
Oklahoma	152,205	126,340	231,505	163,841	383,710	290,181
Pennsylvania	556,559	514,893	467,347	403,915	1,023,906	918,808
Texas	37,301	29,885	37,403	26,287	74,704	56,172
Virginia	122,719	120,924	238,185	238,185	360,904	359,109
West Virginia	51,792	50,229	51,068	50,330	102,860	100,559
Wyoming	—	—	9,565	9,565	9,565	9,565
	926,560	845,801	1,080,980	929,445	2,007,540	1,775,246
Average working interest		91%		86%		88%

Undeveloped Acreage Expirations

The table below summarizes by year our undeveloped acreage scheduled to expire in the next five years.

As of December 31,	Acres		% of Total
	Gross	Net	Undeveloped
2015	104,886	90,266	10%
2016	120,028	111,578	12%
2017	150,215	107,712	12%
2018	52,778	40,972	4%
2019	36,599	32,062	3%

In all cases the drilling of a commercial well will hold acreage beyond the expiration date. We have leased acreage that is subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. However, we have in the past and expect in the future, to be able to extend the lease terms of some of these leases and sell or exchange some of these leases with other companies. The expirations included in the table above do not take into account the fact that we may be able to extend the lease terms. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed acreage to expire from time to time and expect to allow additional acreage to expire in the future.

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry, in the case of undeveloped properties, often minimal investigation of record title is made at the time of lease acquisition. Investigations are made before the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use or affect the value of the properties. Burdens on properties may include:

●	customary royalty interests;
●	liens incident to operating agreements and for current taxes;
●	obligations or duties under applicable laws;
●	development obligations under oil and gas leases; or
●	net profit interests.

Delivery Commitments

For a discussion of our delivery commitments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Delivery Commitments.”

Employees

As of January 1, 2015, we had 990 full-time employees, 401 of whom were field personnel. In first quarter 2015, we announced we will close our Oklahoma City administrative and operations office which will impact approximately 100 employees.  All full-time employees are eligible to receive equity awards approved by the Compensation Committee of the Board of Directors. No employees are currently covered by a labor union or other collective bargaining arrangement. We believe that the relationship with our employees is excellent. We regularly use independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field services, on-site production services and certain accounting functions.

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

Marketing and Customers

We market the majority of our natural gas, NGLs, crude oil and condensate production from the properties we operate for our interest, and that of the other working interest owners. We pay our royalty owners from the sales attributable to our working interest. Natural gas, NGLs and oil purchasers are selected on the basis of price, credit quality and service reliability. For a summary of purchasers of our natural gas, NGLs and oil production that accounted for 10% or more of consolidated revenue, see Note 2 to our consolidated financial statements. Because alternative purchasers of natural gas and oil are usually readily available, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations. Production from our properties is marketed using methods that are consistent with industry practice. Sales prices for natural gas, NGLs and oil production are negotiated based on factors normally considered in the industry, such as index or spot price, distance from the well to the pipeline, commodity quality and prevailing supply and demand conditions. Our natural gas production is sold to utilities, marketing and mid-stream companies and industrial users. Our NGLs production is typically sold to natural gas processors or users of NGLs. Our oil and condensate production is sold to crude oil processors, transporters and refining and marketing companies in the area. Market volatility due to fluctuating weather conditions, international political developments, overall energy supply and demand, economic growth rates and other factors in the United States and worldwide have had, and will continue to have, a significant effect on energy prices.

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

We incur gathering and transportation expense to move our production from the wellhead and tanks to purchaser specified delivery points. These expenses vary based on volume, distance shipped and the fee charged by the third-party gatherers and transporters. In the Midcontinent region, our production is transported primarily through purchaser-owned or third-party trucks, field gathering systems and transmission pipelines. Transportation capacity on these gathering and transportation systems and pipelines is occasionally constrained. In Appalachia, we own some gas gathering pipelines, which transport a portion of our Appalachian production and third-party production to transmission lines, directly to end-users and interstate pipelines. Our remaining Appalachian production is transported on third-party pipelines on which, in most cases, we hold long-term contractual capacity. We attempt to balance sales, storage and transportation positions, which can include purchase of commodities from third parties for resale, to satisfy transportation commitments.

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

Seasonal Nature of Business

Generally, but not always, the demand for natural gas and propane decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes accentuate this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial end-users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also impact the seasonality of demand.

Governmental Regulation

Enterprises that sell securities in public markets are subject to regulatory oversight by federal agencies such as the SEC and the NYSE, a private stock exchange which requires us to comply with listing requirements for our common stock listed. This regulatory oversight imposes on us the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the NYSE listing rules and regulations of the SEC could subject us to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could result in the de-listing of our common stock, which could have an adverse effect on the market price of our common stock. Compliance with some of these rules and regulations is costly, and regulations are subject to change or reinterpretation.

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

General Overview. Our oil and gas operations are subject to various federal, state, tribal and local laws and regulations. Generally speaking, these regulations relate to matters that include, but are not limited to:

●	leases;
●	acquisition of seismic data;
●	location of wells, pads, roads, impoundments, facilities, rights of way;
●	size of drilling and spacing units or proration units;
●	number of wells that may be drilled in a unit;
●	unitization or pooling of oil and gas properties;
●	drilling, casing and completion of wells;
●	issuance of permits in connection with exploration, drilling and production;
●	well production, maintenance, operations and security;
●	spill prevention and containment plans;
●	emissions permitting or limitations;
●	protection of endangered species;
●	use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;
●	surface usage and the restoration of properties upon which wells have been drilled;
●	calculation and disbursement of royalty payments and production taxes;
●	plugging and abandoning of wells;
●	transportation of production; and
●	health and safety of employees and contract service providers.

In August 2005, Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for “any entity,” including otherwise non-jurisdictional producers such as Range, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (the “FERC”), in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit any such statement necessary to make the statements not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA of up to $1,000,000 per day per violation. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities or otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to the FERC’s jurisdiction which includes the reporting requirements under Order 704, defined and described below. It therefore reflects a significant expansion of the FERC’s enforcement authority. Range has not been affected differently than any other producer of natural gas by this act. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the FERC, and the courts. We cannot predict when or whether any such proposals may become effective.

On December 26, 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtus of physical natural gas in the previous calendar year, including natural gas gatherers and marketers, are now required to report to the FERC, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 also requires market participants to indicate whether they report prices to any index publishers, and if so, whether their reporting complies with the FERC’s policy statement on price reporting. On November 15, 2012, Docket No. RM13-1, the FERC issued a Notice of Inquiry seeking comments on whether it should require all market participants engaged in sales of wholesale physical natural gas in interstate commerce to report quarterly to the FERC every natural gas transaction within the FERC’s NGA jurisdiction that entails physical delivery for the next day or for the next month in order to improve natural gas market transparency. We cannot predict when or whether any such proposals may become effective.

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

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons may include owners or operators of the disposal site or sites where the hazardous substance release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, all of these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties, pursuant to environmental statutes, common law or both, to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, including crude oil and natural gas, is not a “hazardous substance” under CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and that releases of such wastes may therefore give rise to liability under CERCLA. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA or comparable state laws. Other state laws regulate the disposal of oil and natural gas wastes, and new state and federal regulatory initiatives that could have a significant adverse impact on us may periodically be proposed and enacted.

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws, which impose requirements related to the handling and disposal of non-hazardous solid wastes and hazardous wastes. Drilling fluids, produced waters, and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy are currently regulated by the United States Environmental Protection Agency (“EPA”) and state agencies under RCRA’s less stringent non-hazardous solid waste provisions. It is possible that these solid wastes could in the future be reclassified as hazardous wastes, whether by amendment of RCRA or adoption of new laws, which could significantly increase our costs to manage and dispose of such wastes. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, may be regulated as hazardous wastes. Although the costs of managing wastes classified as hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies in our industry.

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

The Federal Water Pollution Control Act, as amended (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of greater than threshold quantities of oil. We regularly review our natural gas and oil properties to determine the need for new or updated SPCC plans and, where necessary, we will be developing or upgrading such plans, the costs of which are not expected to be substantial.

The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from an oil spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe we have been in substantial compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

The Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or use specific equipment or technologies to control emissions. We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals for emissions of pollutants. For example, on January 14, 2015, the Obama Administration announced that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. In a second example, in December 2014, the EPA published a proposed rulemaking that it expects to finalize by October 1, 2015, which rulemaking proposes to revise the National Ambient Air Quality Standard for ozone between 65 to 70 parts per billion for both the 8-hour primary and secondary standards. Compliance with one or both of these regulatory initiative could directly impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted regulations under the existing Clean Air Act establishing Title V and Prevention of Significant Deterioration (“PSD”) permitting reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. We could become subject to these Title V and PSD permitting reviews and be required to install “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if such facilities emitted volumes of GHGs in excess of threshold permitting levels. The EPA has also adopted rules requiring the reporting of GHG emissions from specified emission sources in the United States on an annual basis, including certain oil and natural gas production facilities, which include several of our facilities. We are monitoring several of our operations for GHG emissions and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

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

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. For example, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015 that the EPA is expected to propose in the summer of 2015, and finalize in 2016, new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce the demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic fracturing, which has been used by the industry for over 60 years, is an important and common practice used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely apply hydraulic fracturing techniques as part of our operations. This process is typically regulated by state oil and natural gas commissions; however, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in early 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in May 2013, the federal Bureau of Land Management (“BLM”) issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in early 2015.  Moreover, from time to time, Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition to any actions by Congress, certain states in which we operate, including Pennsylvania, Texas and West Virginia have adopted, and other states are considering adopting, regulations imposing or that could impose new or more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing operations. States could also elect to prohibit hydraulic fracturing altogether. In December 2014, Governor Cuomo of the State of New York announced fracturing activities in New York would be prohibited. Local governments also may seek to adopt ordinances within their jurisdiction regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process is adopted in areas where we currently or in the future plan to operate, we may incur additional, more significant, costs to comply with such requirements and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

In addition, certain government reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a final draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in early 2015. These existing or any future studies, depending on any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Act or other regulatory mechanisms.

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

The federal Endangered Species Act, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in an area where we wish to conduct seismic surveys, development activities or abandonment operations, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas. As a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (“FWS”) is required to make a determination on the listing of numerous species as endangered or threatened under the Endangered Species Act prior to the completion of the agency’s 2017 fiscal year. For example, in March 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Oklahoma, where we conduct operations, as a threatened species under the ESA. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies, pursuant to which such parties agreed to take steps to protect the lesser prairie chicken’s habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken habitat. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

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

In summary, we believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2014, nor do we anticipate that such expenditures will be material in 2015. However, we regularly have expenditures to comply with environmental laws and those costs continue to increase as our operations expand.

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

Risks Related to Our Business

Volatility of natural gas, NGLs and oil prices significantly affects our cash flow and capital resources and could hamper our ability to produce natural gas, NGLs, crude oil and condensate economically

Natural gas, NGLs and oil prices are volatile, and a decline in prices adversely affects our profitability and financial condition. The oil and gas industry is typically cyclical, and we expect the volatility to continue. Between 2011 and 2014, the average NYMEX monthly settlement price of natural gas has been as high as $5.56 per mcf and as low as $2.04 per mcf. During that same time frame, the average NYMEX monthly oil settlement price was as high as $110.04 per barrel and as low as $59.29 per barrel. Recently, natural gas and oil prices have declined significantly with the average NYMEX monthly settlement price for natural gas for February 2015 falling to $2.87 per mcf and the monthly settlement for crude oil falling to $47.33 per barrel in January 2015. Likewise, NGLs have suffered significant recent declines in realized prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. A further or extended decline in commodity prices could materially and adversely affect our business, financial condition and results of operations. Natural gas prices are likely to affect us more than oil prices because approximately 67% of our December 31, 2014 proved reserves are natural gas.

Natural gas, NGLs and oil prices fluctuate in response to changes in supply and demand, market uncertainty and other factors that are beyond our control. Long-term supply and demand for natural gas, NGLs and oil is uncertain and subject to a myriad of factors such as:

●	the domestic and foreign supply of natural gas, NGLs and oil;
●	the price, availability and demand for alternative fuels and sources of energy;
●	weather conditions;
●	the level of consumer demand for natural gas, NGLs and oil;
●	the price and level of foreign imports;
●	U.S. domestic and worldwide economic conditions;
●	the availability, proximity and capacity of transportation facilities, processing and storage facilities;
●	the effect of worldwide energy conservation efforts;
●	political conditions in natural gas and oil producing regions; and
●	domestic (federal, state and local) and foreign governmental regulations and taxes.

Lower natural gas, NGLs and oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of natural gas, NGLs and oil that we can economically produce. A reduction in production could result in a shortfall in expected cash flows and require a reduction in capital spending or require additional borrowing. Without the ability to fund capital expenditures, we would be unable to replace reserves which would negatively affect our future rate of growth. Lower natural gas, NGLs and oil prices may also result in a reduction in the borrowing base under our bank credit facility, which is determined by our lenders at their discretion, taking into account the value of our estimated proved reserves, which is adversely affected by declines in natural gas, NGLs and oil prices. The borrowing base under our bank credit facility is subject to redetermination annually each May and for event driven unscheduled redeterminations.

Producing natural gas, NGLs and oil may involve unprofitable efforts. As of December 31, 2014, the relationship between the price of oil and the price of natural gas continues to be at an historically wide spread. Normally, natural gas liquids production is a by-product of natural gas production. Due to the current differences in prices, we and other producers may choose to sell natural gas at below cost, or otherwise dispose of natural gas to allow for the profitable sale of only NGLs and condensate. Over the past four years, the average Mont Belvieu NGL composite has been as high as $1.31 per gallon and as low as $0.44 per gallon.

Information concerning our reserves and future net cash flow estimates is uncertain

There are numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves and their values, including many factors beyond our control. Estimates of proved reserves are by their nature uncertain and depend on many assumptions relating to current and further economic conditions and commodity prices. Although we believe these estimates are reasonable, actual production, revenues and costs to develop will likely vary from estimates and these variances could be material.

Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of natural gas and oil that cannot be directly measured. As a result, different petroleum engineers, each using industry-accepted geologic and engineering practices and scientific methods, may calculate different estimates of reserves and future net cash flows based on the same available data. Because of the subjective nature of natural gas, NGLs and oil reserve estimates, each of the following items may differ materially from the amounts or other factors estimated:

●	the amount and timing of natural gas, NGLs and oil production;
●	the revenues and costs associated with that production;
●	the amount and timing of future development expenditures; and
●	future commodity prices.

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

Accounting rules require that the carrying value of natural gas and oil properties be periodically reviewed for possible impairment. Impairment is recognized for the excess of book value over fair value when the book value of a proven property is greater than the expected undiscounted future net cash flows from that property and on acreage when conditions indicate the carrying value is not recoverable. We may be required to write down the carrying value of a property based on natural gas and oil prices at the time of the impairment review, or as a result of continuing evaluation of drilling results, production data, economics, divestiture activity, and other factors. A write down constitutes a non-cash charge to earnings and does not impact cash or cash flows from operating activities; however, it reflects our long-term ability to recover an investment and reduces our reported earnings and increases our leverage ratios.

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

The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lenders, at their discretion, taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. Declines in natural gas, NGLs and oil prices adversely impact the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base and could result in a determination to lower our borrowing base. Recently, natural gas, NGLs and oil prices have declined significantly.  A further or extended decline is commodity prices could materially and adversely affect our business, financial condition and results of operation.

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

Drilling is an uncertain and costly activity

The cost of drilling, completing, and operating a well is often uncertain, and many factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce enough natural gas, NGLs and oil to be commercially viable after drilling, operating and other costs. There is no way to conclusively know in advance of drilling and testing whether any particular prospect will yield natural gas, NGLs or oil in commercially viable quantities. Furthermore, our drilling and producing operations may be curtailed, delayed, or canceled as a result of a variety of factors, including:

●	increases in the costs, shortages or delivery delays of drilling rigs, equipment, water for hydraulic fracturing services, labor, or other services;
●	unexpected operational events and drilling conditions;
●	reductions in natural gas, NGLs and oil prices;
●	limitations in the market for natural gas, NGLs and oil;
●	adverse weather conditions;
●	facility or equipment malfunctions;
●	equipment failures or accidents;
●	title problems;
●	pipe or cement failures;
●	compliance with, or changes in, environmental, tax and other governmental requirements;
●	environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, and unauthorized discharges of toxic gases;
●	lost or damaged oilfield drilling and service tools;
●	unusual or unexpected geological formations;
●	loss of drilling fluid circulation;
●	pressure or irregularities in formations;
●	fires;
●	natural disasters;
●	surface craterings and explosions; and
●	uncontrollable flows of oil, natural gas or well fluids.

If any of these factors were to occur, we could lose all or a part of our investment, or we could fail to realize the expected benefits, either of which could materially and adversely affect our revenue and profitability.

Our identified drilling locations are scheduled out over multiple years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling

Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas and oil prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, transportation constraints, regulatory and zoning approvals and other factors. Because of these uncertain factors, we do not know if the numerous drilling locations we have identified will ever be drilled. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the drilling locations are obtained, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our business and results of operations.

Our producing properties are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in one geographic area

Our producing properties are geographically concentrated in the Appalachian Basin in Pennsylvania, Virginia and West Virginia. At December 31, 2014, 96% of our total estimated proved reserves were attributable to properties located in this area with 86% in Pennsylvania alone. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, state politics, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or interruption of the processing or transportation of crude oil, condensate, natural gas or NGLs.

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

The degree to which we are leveraged could have other important consequences, including the following:

●	we may be required to dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for our operations;
●	a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;
●	we may be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;
●	our degree of leverage may make us more vulnerable to a downturn in our business or the general economy;
●

we are subject to numerous financial and other restrictive covenants contained in our existing debt agreements, which restrict our ability to engage in certain activities and could limit our growth, and the breach of such covenants, which could materially and adversely impact our financial performance;

●	our debt level could limit our flexibility to grow the business and in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	we may have difficulties borrowing money in the future.

Despite our current levels of indebtedness, we still may be able to incur substantially more debt. This could further increase the risks described above. In addition to those risks above, we may not be able to obtain funding on acceptable terms.

Any failure to meet our debt obligations could harm our business, financial condition and results of operations

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our business. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or restructure our debt. Our ability to restructure our debt will depend on the condition of the capital markets and our financial condition at such time. Any restructuring of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.

We are subject to financing and interest rate exposure risks

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in our credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, at December 31, 2014, approximately 76% of our debt is at fixed interest rates with the remaining 24% subject to variable interest rates.

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

A financial downturn or negative credit market conditions may have lasting effects on our liquidity, business and financial condition that we cannot predict

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by an inability to obtain capital in the long-term or short-term debt capital markets or equity capital markets or an inability to access bank financing. A prolonged credit crisis or turmoil in the domestic or global financial systems could materially affect our liquidity, business and financial condition. These conditions have adversely impacted financial markets previously and created substantial volatility and uncertainty, and could do so again, with the related negative impact on global economic activity and the financial markets. Negative credit market conditions could materially affect our liquidity and may inhibit our lenders from fully funding our bank credit facility or cause them to make the terms of our bank credit facility costlier and more restrictive. We are subject to annual reviews, as well as unscheduled reviews, of our borrowing base under our bank credit facility, and we do not know the results of future redeterminations or the effect of then-current oil and natural gas prices on that process. A weak economic environment could also adversely affect the collectability of our trade receivables or performance by our suppliers and cause our commodity derivative arrangements to be ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, negative economic conditions could lead to reduced demand for natural gas, NGLs and oil or lower prices for natural gas and oil, which could have a negative impact on our revenues.

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

In addition, derivative transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

●	our production is less than expected;
●	the counterparties to our futures contracts fail to perform on their contract obligations; or
●	an event materially impacts natural gas, NGLs or oil prices or the relationship between the hedged price index and the natural gas or oil sales price.

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

Our operations are subject to numerous and increasingly strict federal, state and local laws, regulations and enforcement policies relating to the environment. We may incur significant costs and liabilities in complying with existing or future environmental laws, regulations and enforcement policies and may incur costs arising out of property or natural resource damage or injuries to employees and other persons. These costs may result from our current and former operations and even may be caused by previous owners of property we own or lease or relate to third party sites where we have taken materials for recycling or disposal. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as corrective action orders. Matters subject to regulation include:

●	the amounts and types of substances and materials that may be released into the environment;
●	response to unexpected releases to the environment;
●	reports and permits concerning exploration, drilling, production and other regulated activities;
●	the spacing of wells;
●	unitization and pooling of properties;
●	calculating royalties on oil and gas produced under federal and state leases; and
●	taxation.

Under these laws and regulations, we could be liable for personal injuries, property damages, oil spills, discharges of hazardous materials, remediation and clean-up costs, natural resource damages and other environmental damages. We also could be required to install expensive pollution control measures or limit or cease activities on lands located within wilderness, wetlands or other environmentally or politically sensitive areas. If we incur these costs or damages it may reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

The subject of climate change is receiving increasing attention from scientists, legislators, governmental agencies and the general public. There is an ongoing debate as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of GHGs, including carbon dioxide and methane, which has led to significant legislative and regulatory efforts to limit GHG emissions.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. However, there have been a number of regulatory initiatives to address GHG emissions, which include the establishing of Title V and PSD permitting reviews for GHG emissions from certain large stationary sources that are already major potential sources of certain principal, or criteria, pollutant emissions, and the implementation of a GHG monitoring and reporting program for certain sectors of the natural gas and oil industry, including onshore and production, which includes certain of our operations. A number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs, in which major sources of GHG emissions acquire and surrender emission allowances in return for emitting those GHGs. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations to control or restrict emissions, taxes or other charges to deter emissions of GHGs, energy efficiency requirements to reduce demand, or other regulatory actions. For example, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, that EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. These actions could:

●	result in increased costs associated with our operations;
●	increase other costs to our business;
●	affect the demand for natural gas; and
●	impact the prices we charge our customers.

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

●	injury or loss of life;
●	severe damage to or destruction of property, natural resources and equipment;
●	pollution or other environmental damage;
●	investigatory and cleanup responsibilities;
●	regulatory investigations and penalties or lawsuits;
●	suspension of operations; and
●	repairs to resume operations.

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

We currently have insurance policies covering our operations that include coverage for general liability, excess liability, physical damage to our oil and gas properties, operational control of wells, oil pollution, third-party liability, workers’ compensation and employer’s liability and other coverages. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with coverage for sudden and accidental occurrences. For example, we maintain operator’s extra expense coverage provided by third-party insurers for obligations, expenses or claims that we may incur from a sudden incident that results in negative environmental effects, including obligations, expenses or claims related to seepage and pollution, cleanup and containment, evacuation expenses and control of the well (subject to policy terms and conditions). In the specific event of a well blowout or out-of-control well resulting in negative environmental effects, such operator’s extra expense coverage would be our primary source of coverage, with the general liability and excess liability coverage referenced above also providing certain coverage.

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

Additionally, we rely to a large extent on facilities owned and operated by third parties, and damage to or destruction of those third-party facilities could affect our ability to process, transport and sell our production. To a limited extent, we maintain business interruption insurance related to a third-party processing plant in Pennsylvania where we are insured for potential losses from the interruption of production caused by loss of or damage to the processing plant.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase

Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, we have not received a declaratory order from the FERC regarding our natural gas gathering pipelines and the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts or Congress.

While we believe our natural gas gathering operations are generally exempt from FERC regulation under the NGA, our gas gathering operations may be subject to certain FERC reporting and posting requirements in a given year. The FERC has issued a final rule requiring certain participants in the natural gas market, including certain gathering facilities and natural gas marketers that engage in a minimum level of natural gas sales or purchases, to submit annual reports to the FERC on the aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to, the formation of price indices.

Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, gas quality, ratemaking, capacity release and market-center promotion, may indirectly affect the intrastate natural gas market. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot assure you that the FERC will continue this approach as it considers matters such as pipelines rates and rules and policies that may affect rights of access to transportation capacity. For more information regarding the regulation of our operations, see “Items 1 and 2. Business and Properties – Governmental Regulation.”

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines

Under EPAct 2005, the FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated as a natural gas company by the FERC under the NGA, the FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to the FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Failure to comply with those regulations in the future could subject Range to civil penalty liability. For more information regarding the regulation of our operations, see “Items 1 and 2. Business and Properties – Governmental Regulation.”

Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated, and additional state taxes on natural gas extraction may be imposed, as a result of future legislation

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain U.S. federal income tax benefits currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. As of December 31, 2014, we had a tax basis of $2.2 billion related to prior years capitalized intangible drilling costs, which will be amortized over the next five years.

The passage of this legislation or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available with respect to natural gas and oil exploration and development, and any such change could negatively affect our financial condition and results of operations.

In February 2012, the state legislature of Pennsylvania passed a new natural gas impact fee in Pennsylvania, where the majority of our acreage in the Marcellus Shale is located. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. Much like a severance tax, the fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average NYMEX natural gas prices from the last day of each month. The passage of this legislation increases the financial burden on our operations in the Marcellus Shale. There can be no assurance that the impact fee will remain as currently structured or that additional taxes will not be imposed. In addition, there are currently proposals by various Pennsylvania state lawmakers to enact a severance tax in addition to the impact fee already in place.

Changes in laws or regulations relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and adversely affect our production

Hydraulic fracturing involves the injection of water, sand and small amounts of additives under pressure into rock formations to stimulate hydrocarbon (natural gas and oil) production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs, especially shale formations such as the Marcellus Shale. The process is typically regulated by state oil and gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in early 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, for example, in May 2013, the BLM issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in early 2015.

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Certain states in which we operate, including Pennsylvania, Texas and West Virginia, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well-construction requirements on hydraulic fracturing operations. States could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. Local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general and/or hydraulic fracturing in particular. In the event federal, state or local restrictions or prohibitions are adopted in areas where we conduct operations, we may incur significant costs to comply with such requirements or we may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Moreover, a number of federal entities are analyzing a variety of environmental issues associated with hydraulic fracturing. For example, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing and the EPA has been pursuing a study begun in 2011 of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft final report expected to be issued for peer review and comment by early 2015. These studies and initiatives, or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur efforts to further regulate hydraulic fracturing.

We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), enacted in July 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, including Range, that participate in that market. The Act requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions to us is uncertain at this time.

The full impact of the Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Act and new regulations could significantly increase the cost of derivative contracts or materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Act and regulations implementing the Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

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

Laws and regulations pertaining to threatened and endangered species could delay or restrict our operations and cause us to incur substantial costs

Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the Migratory Bird Treaty Act, the CWA and CERCLA. The FWS may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or, at times, private parties may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS is required to consider listing numerous species as endangered or threatened under the ESA before completion of the agency’s 2017 fiscal year, and in March 2014, listed the lesser prairie chicken as a threatened species in a five-state region, including Texas, where we have operations. The designation of previously unprotected species as threatened or endangered in areas where we conduct operations could cause us to incur increased costs arising from species protection measures or could result in limitations on its exploration and production activities that could have an adverse effect on our ability to develop and produce reserves.

Our business depends on natural gas and oil transportation and NGLs processing facilities, most of which are owned by others and depends on our ability to contract with those parties

Our ability to sell our natural gas, NGLs and oil production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties and our ability to contract with those third parties. The lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships, including the financial condition of these third parties, could materially affect our operations. In some cases, we do not purchase firm transportation on third party facilities and therefore, our production transportation can be interrupted by those having firm arrangements. We have entered into firm transportation arrangements in the Marcellus Shale where we are obligated to pay fees on minimum volumes regardless of actual volume throughput. We have also entered into long-term agreements with third parties to provide natural gas gathering and processing services in the Marcellus Shale. In some cases, the capacity of gathering systems and transportation pipelines may be insufficient to accommodate potential production from existing and new wells. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport natural gas, NGLs and oil. If any of these third party pipelines and other facilities become partially or fully unavailable to transport or process our product, or if the natural gas quality specifications for a natural gas pipeline or facility changes so as to restrict our ability to transport natural gas on those pipelines or facilities, our revenues could be adversely affected.

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

We have limited control over the activities on properties we do not operate

Other companies operate some of the properties in which we have an interest. We operate approximately 96% of our wells, as of December 31, 2014. We have limited ability to influence or control the operation or future development of non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisitions activities and lead to unexpected future costs.

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

Negative public perception regarding us and/or our industry could have an adverse effect on our operations

Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, oil spills, and explosions of natural gas transmission lines, may lead to regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

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

Our financial statements are complex

Due to United States generally accepted accounting principles and the nature of our business, our financial statements continue to be complex, particularly with reference to derivatives, asset retirement obligations, equity awards, deferred taxes and the accounting for our deferred compensation plans. We expect such complexity to continue and possibly increase.

Risks Related to Our Common Stock

Common stockholders will be diluted if additional shares are issued

In 2005, 2006, 2007 and 2008, we sold 52.7 million shares of common stock to finance acquisitions or pay down our outstanding bank credit facility. In 2009 and 2010, we issued 1.1 million shares of common stock to purchase acreage in the Marcellus Shale. In 2014, we issued approximately 4.6 million shares of common stock in a public stock offering with the proceeds used to redeem our 8% senior subordinated notes due 2019. Our ability to repurchase securities for cash is limited by our bank credit facility and our senior subordinated note agreements. We also issue restricted stock, stock appreciation rights and performance share units to our employees and directors as part of their compensation. In addition, we may issue additional shares of common stock, additional subordinated notes or other securities or debt convertible into common stock, to extend maturities or fund capital expenditures, including acquisitions. If we issue additional shares of our common stock in the future, it may have a dilutive effect on our current outstanding stockholders.

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

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid

The price of our common stock fluctuates significantly, which may result in losses for investors. The market price of our common stock has been volatile. From January 1, 2012 to December 31, 2014, the price of our common stock reported by the New York Stock Exchange ranged from a low of $51.83 per share to a high of $95.41 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

●	changes in natural gas, NGLs and oil prices;
●	variations in quarterly drilling, recompletions, acquisitions and operating results;
●	changes in governmental regulation and/or taxation;
●	changes in financial estimates by securities analysts;
●	changes in market valuations of comparable companies;
●	additions or departures of key personnel; or
●	future sales of our stock and changes in our capital structure.

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RRC.” During 2014, trading volume averaged approximately 2.0 million shares per day. The following table shows the quarterly high and low sale prices and cash dividends declared as reported on the NYSE composite tape for the past two years.

	High	Low	Cash Dividends Declared
2013:
First quarter	$83.15	$61.25	$0.04
Second quarter	81.13	71.14	0.04
Third quarter	85.23	74.66	0.04
Fourth quarter	85.49	72.54	0.04
2014:
First quarter	$90.76	$79.28	$0.04
Second quarter	95.41	82.63	0.04
Third quarter	87.37	66.98	0.04
Fourth quarter	74.64	51.83	0.04

Between January 1, 2015 and February 23, 2015, the common stock traded at prices between $44.17 and $55.74 per share. Our senior subordinated notes are not listed on an exchange, but trade over-the-counter.

Holders of Record

On February 23, 2015, there were approximately 1,139 holders of record of our common stock.

Dividends

The payment of dividends is subject to declaration by the Board of Directors and depends on earnings, capital expenditures and various other factors. The Board of Directors declared quarterly dividends of $0.04 per common share for each of the four quarters of 2014, 2013 and 2012. The bank credit facility and our senior subordinated notes allow for the payment of common and preferred dividends, with certain limitations. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of our Board of Directors and will depend upon our level of earnings and capital expenditures and other matters that the board deems relevant. Dividends on Range common stock are limited to our legally available funds. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stockholder Return Performance Presentation*

The following graph is included in accordance with the SEC’s executive compensation disclosure rules. This historic stock price performance is not necessarily indicative of future stock performance. The graph compares the change in the cumulative total return of Range’s common stock, the Dow Jones U.S. Exploration and Production Index, and the S&P 500 Index for the five years ended December 31, 2014. The graph assumes that $100 was invested in the Company’s common stock and each index on December 31, 2009, and that dividends were reinvested.

$250
$200
$150
$100
$50
$-
Dollars
2009
2010
2011
2012
2013
2014
Range Resources Corporation
S&P 500 Index
DJ U.S. Expl. & Prod. Index

	2009	2010	2011	2012	2013	2014
Range Resources Corporation	$100	$91	$125	$127	$171	$109
S&P 500 Index	100	115	117	136	180	205
DJ U.S. Expl. & Prod. Index	100	117	112	118	156	139

*The performance graph and the information contained in this section is not “soliciting material,” is being “furnished” not “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6.	SELECTED FINANCIAL DATA AND PROVED RESERVE DATA

The following table shows selected financial information for the five years ended December 31, 2014. Significant producing property dispositions may affect the comparability of year-to-year financial and operating data. In the first half of 2014, we completed the Conger Exchange where we sold our Conger properties located in Glasscock and Sterling Counties, Texas in exchange for producing properties and other assets in Virginia and $145.0 million in cash, before closing adjustments. In the first half of 2013, we sold certain Delaware and Permian Basin properties in Southeast New Mexico and West Texas for proceeds of $275.0 million. In the first half of 2011, we sold our Barnett Shale properties for proceeds of $889.3 million, including certain derivative contracts assumed by the buyer and these operations are reflected as discontinued operations. In the first half of 2010, we sold our Ohio properties for proceeds of $323.0 million. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this report (in thousands except per share or per mcfe data).

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Natural gas, NGLs and oil sales	$1,911,989	$1,715,676	$1,351,694	$1,173,266	$823,290
Total revenues and other income	2,711,695	1,862,719	1,457,704	1,230,642	961,397
Total costs and expenses	1,680,810	1,713,140	1,432,648	1,152,379	821,789
Income from continuing operations	634,382	115,722	13,002	42,706	88,698
Discontinued operations, net of taxes	—	—	—	15,320	(327,954)
Net income (loss)	634,382	115,722	13,002	58,026	(239,256)
Income from continuing operations per share:
–Basic	$3.81	$0.71	$0.08	$0.26	$0.56
–Diluted	3.79	0.70	0.08	0.26	0.55
Net income (loss) per share:
–Basic	3.81	0.71	0.08	0.36	(1.53)
–Diluted	3.79	0.70	0.08	0.36	(1.52)
Costs per mcfe: (a)
Direct operating expense	$0.35	$0.37	$0.42	$0.60	$0.69
Production and ad valorem tax expense	0.11	0.13	0.24	0.15	0.19
General and administrative expense	0.50	0.85	0.63	0.80	1.01
Interest expense	0.40	0.51	0.61	0.66	0.65
Depletion, depreciation and amortization expense	1.30	1.44	1.62	1.80	1.98
	$2.66	$3.30	$3.52	$4.01	$4.52
Average Daily Production:
Natural gas (mcf)	786,099	724,735	591,679	397,825	290,815
NGLs (bbls)	51,563	25,356	19,036	14,664	9,864
Oil (bbls)	11,150	10,486	7,790	5,369	5,300
Total mcfe (b)	1,162,374	939,786	752,637	518,019	381,800
Balance Sheets Data:
Current assets (c)	$570,292	$248,301	$327,614	$315,263	$1,113,570
Current liabilities (d)	755,263	495,561	455,143	511,932	443,690
Natural gas and oil properties, net	7,977,573	6,758,437	6,096,184	5,157,566	4,084,013
Total assets	8,746,780	7,299,086	6,728,735	5,845,470	5,511,714
Bank debt	723,000	500,000	739,000	187,000	274,000
Subordinated notes	2,350,000	2,640,516	2,139,185	1,787,967	1,686,536
Stockholders’ equity (e)	3,457,429	2,414,452	2,357,392	2,392,420	2,223,761
Weighted average diluted shares outstanding	164,403	161,407	160,307	159,441	158,428
Cash dividends declared per common share	0.16	0.16	0.16	0.16	0.16
Statements of Cash Flows Data:
Net cash provided from operating activities	$954,135	$743,538	$647,099	$631,637	$513,322
Net cash used in investing activities	(1,245,456)	(983,436)	(1,528,558)	(547,981)	(798,858)
Net cash provided from (used in) financing activities	291,421	239,994	881,619	(86,412)	287,617
Proved Reserves Data (at end of period):
Natural gas (Bcf)	6,923	5,666	4,793	4,010	3,567
NGLs (Mmbbls)	516	374	240	142	123
Oil and condensate (Mmbbls)	49	48	45	31	23
Total proved reserves (Bcfe)	10,310	8,202	6,506	5,054	4,442
(a)	These are costs we believe fluctuate on a unit-of-production, or per mcfe basis.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

(c)

2010 includes $877.6 million assets of discontinued operations. 2013 includes $51.4 million of deferred tax assets. 2014 includes $363.0 million of derivative assets compared to $4.4 million in 2013, $137.6 million in 2012, $173.9 million in 2011 and $123.3 million in 2010.

(d)

2013 includes $26.2 million of derivative liabilities compared to $352,000 in 2010. 2014 includes $115.6 million deferred tax liability compared to $37.9 million in 2012, $56.6 million in 2011 and $11.8 million in 2010.

(e)

Stockholders’ equity includes other comprehensive income of $6.2 million in 2013 compared to $83.9 million in 2012, $156.6 million in 2011 and $67.5 million in 2010. There was no other comprehensive income in 2014.

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

Overview of Our Business

We are an independent natural gas, natural gas liquids (“NGLs”) and oil company engaged in the exploration, development and acquisition of natural gas and crude oil properties in the Appalachian and Midcontinent regions of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

Our overarching business objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire and produce natural gas, NGLs and oil reserves. Recently natural gas and crude oil prices have declined significantly. A further or extended decline in commodity prices could materially and adversely affect our business financial condition and results of operations. Prices for natural gas, NGLs and oil fluctuate widely and affect:

●	the amount of cash flows available for capital expenditures;
●	our ability to borrow and raise additional capital;
●	the quantity of natural gas, NGLs and oil we can economically produce; and
●	revenues and profitability.

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

Sources of Our Revenues

We derive our revenues from the sale of natural gas, NGLs, oil and condensate that is produced from our properties. Revenues from product sales are a function of the volumes produced, prevailing market prices, product quality, gas Btu content and transportation costs. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types of agreements include transportation charges. One type of agreement is a netback agreement, under which we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, we record revenue at the price we receive from the purchaser. In the case of NGLs, we generally receive a net price from the purchaser (which is net of processing costs) and is also recorded in revenue at the net price we receive from the purchaser. Under the other type of agreement, we sell natural gas or oil at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation deduction. In that case, we record transportation costs as transportation, gathering and compression expense. Also included in natural gas, NGLs and oil sales revenues and derivative fair value income or loss are the effects of derivative accounting. Derivatives included in natural gas, NGLs and oil sales reflect settlements on those derivatives that qualify for hedge accounting. Cash settlements of derivative contracts that are not accounted for as hedges are included in derivative fair value income or loss in the accompanying statements of operations. Effective March 1, 2013, we elected to de-designate all commodity contracts that were previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively. For more information, see Note 10 to our consolidated financial statements. Brokered natural gas, marketing and other revenues include revenue received from brokered gas or revenue we receive as a result of selling (and buying) natural gas that is not related to our production, revenue from the release of transportation capacity, marketing fees we receive from third parties, transportation revenue we receive from gathering lines we own and equity method investments.

Principal Components of Our Cost Structure

●

Direct operating. These are day-to-day costs incurred to bring hydrocarbons out of the ground along with the daily costs incurred to maintain our producing properties. Such costs include compensation of our field employees, maintenance, repairs and workover expenses related to our natural gas and oil properties. The majority of these costs are expected to remain a function of supply and demand. Direct operating expenses also include stock-based compensation expense (non-cash) associated with the amortization of restricted stock grants as part of the compensation of field employees.

●

Transportation, gathering and compression. Under some of our sales arrangements, we sell natural gas and NGLs at a specific delivery point, pay transportation, gathering and compression costs to a third party and receive proceeds from the purchaser with no deduction. Transportation, gathering and compression expense represents costs paid by Range to third parties under these arrangements.

●

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

●

Brokered natural gas and marketing. These expenses are gas purchases for brokered gas natural gas that we buy and sell that is not related to our production and overhead, including payroll and benefits for our marketing staff. Brokered natural gas and marketing also includes stock-based compensation expense (non-cash) associated with the amortization of restricted stock, stock appreciation rights (“SARs”) and performance share units (“PSUs”) granted as part of our marketing staff compensation.

●

Exploration. These are geological and geophysical costs, such as payroll and benefits for the geological and geophysical staff, seismic costs, delay rentals and the costs of unsuccessful exploratory dry holes. Exploration expense also includes stock-based compensation expense (non-cash) associated with the amortization of grants of SARs, PSUs and restricted stock as part of the compensation of our exploration staff.

●	Abandonment and impairment of unproved properties. This category includes unproved property impairment and expenses associated with lease expirations.
●

General and administrative. These costs include overhead, such as payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit and other professional fees, legal compliance and legal settlements. Included in this category are overhead expense reimbursements we receive from working interest owners of properties, for which we serve as the operator. These reimbursements are received during both the drilling and operational stages of a property’s life. General and administrative expense also includes stock-based compensation expense (non-cash) associated with the amortization of restricted stock, SARs and PSUs granted as part of the compensation of our corporate staff and our directors.

●

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

●

Interest expense. We typically finance a portion of our cash requirements with borrowings under our bank credit facility and with longer-term debt securities. Included here are also administrative fees associated with our bank credit facility and the amortization of deferred financing costs. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We currently have no capitalized interest.

●

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

●

Income taxes. We are subject to state and federal income taxes but are currently not in a cash taxpaying position for federal income taxes, primarily due to the current deductibility and/or accelerated amortization of intangible drilling costs (“IDC”). At this time, we generally do not pay significant state income taxes due to our state net operating loss carryovers and our ability to follow the federal treatment of deducting IDC in most of the states in which we operate. Currently, substantially all of our federal taxes are deferred and we anticipate using all of our federal net operating loss carryforwards. As of December 31, 2014, we have an $8.8 million valuation allowance on the portion of our Oklahoma net loss carryforwards which we do not believe are realizable. For more information, see “Item 1A. Risk Factors-Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated, and additional state taxes on natural gas extraction may be imposed, as a result of future legislation.”

Management’s Discussion and Analysis of Results of Operations

Overview of 2014 Results

During 2014, we achieved the following financial and operating results:

●	achieved 24% annual production growth;
●	achieved 26% annual proved reserve growth;
●	drilled 239 net wells with a 99% success rate;
●	continued expansion of our activities in the Marcellus Shale by growing production, proving up acreage and acquiring additional unproved acreage;
●	reduced direct operating expenses per mcfe 5% from the same period of 2013;
●	reduced our DD&A rate 10% from the same period of 2013;
●

continued to focus on financial flexibility by redeeming all $300.0 million of 8% senior subordinated notes due in 2019 and achieved a debt per mcfe of proved reserves of $0.30 compared to $0.38 in 2013;

●	issued 4.56 million shares of common stock where we received $396.6 million in net proceeds;
●	entered into additional commodity-based derivative contracts for 2015 and 2016;
●

received $151.7 million of proceeds from the exchange of our Conger properties in West Texas for producing properties and other assets in Virginia and $28.8 million of proceeds from the sale of other miscellaneous non-core oil and gas assets;

●	realized $954.1 million of cash flow from operating activities;
●	ended the year with stockholders’ equity of $3.5 billion; and
●	entered into additional firm transportation commitments and sales agreements.

Operationally, our 2014 performance reflects another year of successfully executing our strategy of growth through drilling. Our success enabled us to increase proved reserves by approximately 2.1 Tcfe, which is more than 4 times our 2014 production. As evidenced by history and our current industry environment, the prices at which we sell our production are volatile and we have no control over them. Therefore, to improve our profitability, we focus our efforts on improving operating efficiency. As reservoirs are depleted and production rates decline, per unit production costs will generally increase. To lessen this effect, we concentrate our production in core areas where we can achieve economies of scale to help manage our operating costs.

Acquisitions

During 2014, we spent $226.5 million to acquire unproved acreage compared to $137.5 million in 2013 and $188.8 million in 2012. We continue selective acreage leasing and lease renewals to add to our acreage positions primarily in the Marcellus Shale play in Pennsylvania. See additional information below regarding our exchange during 2014 of properties in West Texas for properties, cash and other assets in Virginia.

Divestitures

Texas. In December 2013, we announced our plan to offer for sale certain of our properties in the Permian Basin. These properties included approximately 73,000 net acres, almost all of which are held by production in Glasscock and Sterling Counties, Texas. In April 2014, we entered into an exchange agreement with EQT Corporation and certain of its affiliates (collectively, “EQT”) in which we sold these assets in exchange for producing properties, (including approximately 138,000 net acres) and other EQT assets in Virginia and $145.0 million in cash, before closing adjustments. We closed the exchange transaction in June 2014 and we recognized a pre-tax gain of $282.7 million related to this exchange. In fourth quarter 2014, we also sold miscellaneous proved properties in East Texas for proceeds of $5.0 million and recognized a gain of $467,000.

In December 2012, we announced our plan to offer for sale certain of our Permian and Delaware Basin properties in West Texas and Southeast New Mexico. In February 2013, we announced we had signed a definitive agreement to sell these assets for a price of $275.0 million. We closed this disposition in April 2013 and we recorded a pre-tax gain of $79.1 million. During 2013, we sold miscellaneous unproved and proved property for proceeds of $33.5 million and we recorded a gain of $8.8 million. In March 2012, we sold 75% of a prospect in East Texas, which included unproved properties and a suspended exploratory well to a third party for proceeds of $8.6 million and recorded a pre-tax loss of $10.9 million.

In January 2015, we signed a purchase and sale agreement to sell our remaining West Texas properties for cash proceeds of $10.5 million. The transaction closed in February 2015 with no gain or loss recognized.

Oklahoma. In December 2014, we sold certain oil and gas properties in Western Oklahoma for proceeds of $2.6 million with no gain or loss recognized. In November 2012, we sold certain oil and gas properties in Southern Oklahoma to a third party for gross proceeds of $135.0 million which resulted in a pretax gain of $55.2 million in the year ended December 31, 2012.

Pennsylvania. In December 2014, we sold miscellaneous unproved properties for proceeds of $18.8 million and we recognized a gain of $617,000. In September 2013, we sold our equity method investment in a drilling company for proceeds of $7.0 million and recognized a gain of $4.4 million. In June 2012, we sold a suspended exploratory well in the Marcellus Shale for proceeds of $2.5 million and recorded a pre-tax loss of $2.5 million on this transaction.

2015 Outlook

For 2015, the Board of Directors approved an $870.0 million capital budget for natural gas, NGLs, crude oil and condensate related activities, excluding proved property acquisitions, for which we do not budget.  As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices, drilling success and other factors. To the extent, our 2015 capital requirements exceed our internally generated cash flow, proceeds from asset sales, drawing on our committed capacity under our bank credit facility, debt or equity may be issued to fund these requirements. The prices we receive for our natural gas, NGLs and oil production are largely based on current market prices, which are beyond our control.  The price risk on a portion of our forecasted natural gas, NGLs and oil production for 2015 is mitigated using commodity derivative contracts and we intend to continue to enter into these transactions. Recently, natural gas and crude oil prices have dropped significantly. In periods of falling prices, the demand for drilling rigs, oilfield supplies and drill pipe is expected to decline but such declines tend to lag behind the declines in natural gas and crude oil prices. In response to the weakened natural gas and crude oil market, we have lowered our 2015 capital budget, which was originally announced in December 2014 at $1.3 billion to $870 million and we have announced a plan to close our Oklahoma City divisional office by mid-2015 which will reduce general and administrative expenses, excluding one-time termination costs. These properties will be operated out of our Fort Worth office.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. Recently, natural gas and crude oil prices have dropped significantly with the average NYMEX monthly settlement price for natural gas falling to $2.87 per mcf for February 2015 and crude oil falling to $47.33 per barrel in January 2015. The following table lists average NYMEX prices for natural gas and oil and the Mont Belvieu NGL composite price for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Average NYMEX prices (a)
Natural gas (per mcf)	$4.37	$3.67	$2.82
Oil (per bbl)	$92.64	$98.20	$93.36
Mont Belvieu NGL composite (per gallon)	$0.76	$0.78	$0.89

(a) Based on average of bid week prompt month prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary from year to year as a result of changes in realized commodity prices and production volumes. For more information, see “Source of our Revenues” above. In 2014, natural gas, NGLs and oil sales increased 11% from 2013 with a 24% increase in production partially offset by a 10% decrease in realized prices. In 2013, natural gas, NGLs and oil sales increased 27% from 2012 with a 25% increase in production and a 2% increase in realized prices. The following table illustrates the primary components of natural gas, NGLs, crude oil and condensate sales for each of the last three years (in thousands):

	2014	2013	2012
Natural gas, NGLs and Oil sales
Gas wellhead	$1,140,989	$954,673	$612,354
Gas hedges realized	4,686	110,948	238,259
Total gas revenue	$1,145,675	$1,065,621	$850,613
Total NGLs revenue	$444,152	$315,272	$265,072
Oil and condensate wellhead	$316,625	$329,182	$237,963
Oil hedges realized	5,537	5,601	(1,954)
Total oil and condensate revenue	$322,162	$334,783	$236,009
Combined wellhead	$1,901,766	$1,599,127	$1,115,389
Combined hedges	10,223	116,549	236,305
Total natural gas, NGLs and oil sales	$1,911,989	$1,715,676	$1,351,694

Our production continues to grow through drilling success as we place new wells on production and through additions from acquisitions partially offset by the natural decline of our natural gas and oil reserves through production and asset sales. For 2014, our production volumes increased 30% in our Appalachian region and decreased 18% in our Midcontinent region when compared to 2013. For 2013, our production volumes increased 31% in our Appalachian region and decreased 4% in our Midcontinent region when compared to 2012. Our production for each of the last three years is set forth in the following table:

	2014	2013	2012
Production (a)
Natural gas (mcf)	286,926,099	264,528,254	216,554,689
NGLs (bbls)	18,820,526	9,254,801	6,967,114
Crude oil and condensate (bbls)	4,069,568	3,827,491	2,851,312
Total (mcfe) (b)	424,266,663	343,022,006	275,465,245
Average daily production (a)
Natural gas (mcf)	786,099	724,735	591,679
NGLs (bbls)	51,563	25,356	19,036
Crude oil and condensate (bbls)	11,150	10,486	7,790
Total (mcfe) (b)	1,162,374	939,786	752,637
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs) received during 2014 was $3.64 per mcfe compared to $4.16 per mcfe in 2013 and $4.35 per mcfe in 2012. Because we record transportation costs on two separate bases, as required by GAAP, we believe computed final realized prices should include the impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives, whether or not they qualify for hedge accounting. Average sales prices (wellhead) do not include any derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of income. Average sales prices (wellhead) do include transportation costs where we receive net proceeds. Average realized price calculations for each of the last three years are shown below:

	2014	2013	2012
Average Prices
Average sales prices (wellhead):
Natural gas (per mcf)	$3.98	$3.61	$2.83
NGLs (per bbl)	23.60	34.07	38.05
Crude oil (per bbl)	77.80	86.00	83.46
Total (per mcfe) (a)	4.48	4.66	4.05
Average realized prices (including derivative settlements that qualified for hedge accounting):
Natural gas (per mcf)	$3.99	$4.03	$3.93
NGLs (per bbl)	23.60	34.07	38.05
Crude oil (per bbl)	79.16	87.47	82.77
Total (per mcfe) (a)	4.51	5.00	4.91
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$3.79	$4.00	$3.95
NGLs (per bbl)	24.31	32.71	42.60
Crude oil (per bbl)	79.75	84.70	83.64
Total (per mcfe) (a)	4.41	4.91	5.05
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$2.80	$3.08	$3.11
NGLs (per bbl)	22.04	31.29	41.03
Crude oil (per bbl)	79.75	84.70	83.64
Total (per mcfe) (a)	3.64	4.16	4.35
(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil and natural gas prices.

Derivative fair value income (loss) was income of $383.5 million in 2014 compared to a loss of $61.8 million in 2013 and income of $41.4 million in 2012. Through February 28, 2013, some of our derivatives did not qualify for hedge accounting and were accounted for using the mark-to-market accounting method whereby all realized and unrealized gains or losses related to these contracts were included in derivative fair value income or loss. Effective March 1, 2013, we prospectively discontinued hedge accounting for those contracts that qualified for hedge accounting. Since March 1, 2013, all of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. At December 31, 2014, all of our derivative contracts were recorded at their fair value, which was a pre-tax asset of $403.4 million, an increase of $416.0 million from the $12.6 million net derivative liability recorded as of December 31, 2013. We have entered into basis swap agreements to limit volatility caused by changing differentials between NYMEX and regional prices received. These basis swaps are marked to market and were recognized as a pre-tax gain of $1.7 million as of December 31, 2014.

Brokered natural gas, marketing and other revenue was $130.5 million in 2014 compared to $116.6 million in 2013 and $15.4 million in 2012. The 2014 period includes $123.1 million of revenue from marketing and the sale of brokered gas and includes revenue of $15.8 million from the release of transportation capacity where we have taken firm transportation capacity ahead of production volumes. These revenues increased from 2013 due to an increase in brokered natural gas transactions. The 2013 period includes revenue from marketing and sale of brokered gas of $118.3 million. These revenues increased significantly from 2012 due to an increase in the purchase (and sale) of natural gas which was used to blend our rich residue gas from the Southwest Marcellus Shale of $62.8 million and an increase in brokered natural gas transactions. The 2012 period includes revenue from marketing and the sale of brokered gas of $15.1 million.

Costs and Expenses

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	% Change	2013	2012	Change	% Change
Direct operating expense	$0.35	$0.37	$(0.02)	(5%)	$0.37	$0.42	$(0.05)	(12%)
Production and ad valorem tax expense	0.11	0.13	(0.02)	(15%)	0.13	0.24	(0.11)	(46%)
General and administrative expense	0.50	0.85	(0.35)	(41%)	0.85	0.63	0.22	35%
Interest expense	0.40	0.51	(0.11)	(22%)	0.51	0.61	(0.10)	(16%)
Depletion, depreciation and amortization expense	1.30	1.44	(0.14)	(10%)	1.44	1.62	(0.18)	(11%)

Direct operating expense was $150.5 million in 2014 compared to $128.1 million in 2013 and $115.9 million in 2012. We experience increases in operating expenses as we add new wells and manage existing properties. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repairs. On an absolute basis, our direct operating expenses for 2014 increased 17% from the same period of the prior year due to an increase in producing wells, higher workovers, water hauling and personnel costs. On an absolute basis, our direct operating expense for 2013 increased 11% from the same period of the prior year with an increase in producing wells, higher workover costs, utilities, personnel costs, well insurance, water hauling and nitrogen injection costs, somewhat offset by the sale of certain non-core assets at the beginning of second quarter 2013. We incurred $11.5 million of workover costs in 2014 compared to $8.6 million of workover costs in 2013 and $4.8 million in 2012.

On a per mcfe basis, operating expense for 2014 decreased $0.02 or 5% from the same period of 2013, with the decrease consisting of lower well services and nitrogen injection costs. On a per mcfe basis, operating expense for 2013 decreased $0.05 or 12% from the same period of 2012, with the decrease consisting of lower costs for personnel and well services. We expect to continue to experience lower costs per mcfe as we increase production from our Marcellus Shale wells due to their lower operating cost relative to our other operating areas somewhat offset by higher operating costs on our liquids-rich wells. Stock-based compensation expense represents the amortization of restricted stock as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	% Change	2013	2012	Change	% Change
Lease operating expense	$0.31	$0.34	$(0.03)	(9%)	$0.34	$0.39	$(0.05)	(13%)
Workovers	0.03	0.02	0.01	50%	0.02	0.02	—	—
Stock-based compensation (non-cash)	0.01	0.01	—	—	0.01	0.01	—	—
Total direct operating expense	$0.35	$0.37	$(0.02)	(5%)	$0.37	$0.42	$(0.05)	(12%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. The impact fee is based upon the year a well is drilled and varies, like a severance tax, based upon natural gas prices. The year ended December 31, 2014 includes $27.3 million ($0.06 per mcfe) impact fee compared to $28.0 million ($0.08 per mcfe) impact fee in the year ended December 31, 2013. The year ended December 31, 2012 includes a $25.2 million ($0.09 per mcfe) retroactive impact fee which covered all wells drilled prior to 2012 and was paid in September 2012. Also included in the year ended December 31, 2012 is a $24.0 million ($0.09 per mcfe) impact fee for wells drilled prior to 2012 and wells drilled in 2012 which was paid in April 2013. Production and ad valorem taxes (excluding the impact fee) were $17.2 million in both 2014 and 2013 and $17.9 million in 2012. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) decreased to $0.04 in 2014 compared to $0.05 in 2013 due to an increase in production volumes not subject to production or ad valorem taxes. On a per mcfe basis, production and ad valorem taxes decreased to $0.05 in 2013 from $0.06 in 2012 due to an increase in production volumes not subject to production or ad valorem taxes.

General and administrative expense was $213.4 million for 2014 compared to $291.2 million for 2013 and $173.8 million in 2012. The 2014 decrease of $77.8 million when compared to 2013 is primarily due to lower costs for lawsuit settlements of $88.9 million partially offset by $5.9 million of fines for water impoundment leaks and other water sourcing penalties in Pennsylvania and higher salaries and benefits for our employees. The 2013 increase of $117.4 million when compared to 2012 is primarily due to a legal settlement related to an Oklahoma lawsuit of $87.5 million, higher salary and benefit expenses of $9.5 million, an increase in stock-based compensation of $11.2 million which includes additional expense of $10.0 million related to the acceleration of stock-based compensation for our former executive chairman who became a non-employee director on January 1, 2014, and higher legal, office and other expenses. Our number of general and administrative employees increased 11% during 2014. Our personnel costs continue to increase as we invest in our technical teams and other staffing to support our expansion into the Marcellus Shale in Appalachia. Stock-based compensation expense represents the amortization of PSUs, restricted stock grants and SARs granted to our employees and directors as part of their compensation. The following table summarizes general and administrative expenses per mcfe for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	% Change	2013	2012	Change	% Change
General and administrative	$0.37	$0.43	$(0.06)	(14%)	$0.43	$0.47	$(0.04)	(9%)
Oklahoma legal settlement	—	0.26	(0.26)	(100%)	0.26	—	0.26	—
Stock-based compensation (non-cash)	0.13	0.16	(0.03)	(19%)	0.16	0.16	—	—
Total general and administrative expense	$0.50	$0.85	$(0.35)	(41%)	$0.85	$0.63	$0.22	35%

Interest expense was $169.0 million for 2014 compared to $176.6 million for 2013 and $168.8 million in 2012. The following table presents information about interest expense per mcfe for each of the years in the three-year period ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Bank credit facility	$0.04	$0.04	$0.04
Subordinated notes	0.34	0.44	0.54
Amortization of deferred financing costs and other	0.02	0.03	0.03
Total interest expense per mcfe	$0.40	$0.51	$0.61

The decrease in interest expense for 2014 from the same period of 2013 was primarily due to lower interest rates. The increase in interest expense for 2013 from the same period of 2012 was primarily due to an increase in outstanding debt balances partially offset by lower interest rates. In June 2014, we redeemed all $300.0 million of our outstanding 8.0% senior subordinated notes due 2019. In March 2013, we issued $750.0 million of 5.0% senior subordinated notes due 2023. We used the proceeds for general corporate purposes and to retire outstanding balances on our bank debt which carries a lower interest rate. In May 2013, we redeemed all $250.0 million of our 7.25% senior subordinated notes due 2018. In March 2012, we issued $600.0 million of 5.0% senior subordinated notes due 2022. We used the proceeds for general corporate purposes and to retire outstanding balances on our bank debt. The 2013 and 2012 note issuances were undertaken to better match the maturities of our debt with the life of our properties and to give us greater liquidity for the near term. Average debt outstanding on the bank credit facility for 2014 was $646.6 million compared to $441.0 million for 2013 and $308.0 million for 2012 and the weighted average interest rate on the bank credit facility was 2.0% for 2014 compared to 2.0% in 2013 and 2.2% in 2012.

Depletion, depreciation and amortization (“DD&A”) was $551.0 million in 2014 compared to $492.4 million in 2013 and $445.2 million in 2012. The increase in 2014 when compared to 2013 is due to a 24% increase in production somewhat offset by a 10% decrease in depletion rates. The increase in 2013 when compared to 2012 is due to a 25% increase in production somewhat offset by a 11% decrease in depletion rates.

On a per mcfe basis, DD&A decreased to $1.30 in 2014 compared to $1.44 in 2013 and $1.62 in 2012. Depletion expense, the largest component of DD&A, was $1.23 per mcfe in 2014 compared to $1.37 per mcfe in 2013 and $1.54 per mcfe in 2012. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. We currently expect our DD&A rate to be approximately $1.25 per mcfe in 2015, based on our current production estimates. In areas where we are actively drilling, such as the Marcellus Shale area, our fourth quarter adjusted 2014 depletion rates were lower than the fourth quarter 2013 and 2012 depletion rates. Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations. The decrease in DD&A per mcfe in 2014 when compared to 2013 and 2012 is due to the mix of our production from our properties with lower depletion rates. The following table summarizes DD&A expenses per mcfe for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	% Change	2013	2012	Change	% Change
Depletion and amortization	$1.23	$1.37	$(0.14)	(10%)	$1.37	$1.54	$(0.17)	(11%)
Depreciation	0.03	0.04	(0.01)	(25%)	0.04	0.05	(0.01)	(20%)
Accretion and other	0.04	0.03	0.01	33%	0.03	0.03	—	—
Total DD&A expenses	$1.30	$1.44	$(0.14)	(10%)	$1.44	$1.62	$(0.18)	(11%)

Transportation, gathering and compression expense was $325.3 million in 2014 compared to $256.2 million in 2013 and $192.4 million in 2012. These third party costs are higher in each year due to our production growth in the Marcellus Shale where we have third party gathering, compression and transportation agreements. The year ended December 31, 2014 also includes the impact of an ethane transportation contract which commenced initial deliveries in late 2013. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing, exploration expense, abandonment and impairment of unproved properties, termination costs, deferred compensation plan expenses, loss on early extinguishment of debt and impairment of proved properties.

The following table details stock-based compensation that is allocated to functional expense categories for each of the years in the three-year period ended December 31, 2014 (in thousands):

	2014	2013	2012
Direct operating expense	$4,208	$2,755	$2,415
Brokered natural gas and marketing expense	3,523	1,852	1,765
Exploration expense	4,569	4,025	4,049
General and administrative expense	55,382	55,737	44,541
Termination costs	2,999	—	—
Total stock-based compensation	$70,681	$64,369	$52,770

Stock-based compensation includes the amortization of restricted stock grants, SARs and PSUs grants. This amortization increased from 2012 to 2013 primarily due to an additional expense of $10.0 million related to the acceleration of stock-based compensation for our former executive chairman who became a non-employee director on January 1, 2014. The year ended December 31, 2014 also includes $6.7 million of awards granted to our former executive chairman for his service in 2013 while he was a Range officer, which were fully vested upon grant.

Brokered natural gas and marketing was $130.0 million in 2014 compared to $131.8 million in 2013 and $20.4 million in 2012. The decrease in 2014 from 2013 is due to a decrease in the purchase of natural gas used to blend our residue gas in Pennsylvania offset by higher broker gas transactions, higher marketing staff personnel costs, an increase in transportation capacity expenses where we have taken firm transportation capacity ahead of production volumes and higher expenses related to company owned gathering lines. The increase in 2013 from 2012 is due to a $69.8 million increase in the purchase of natural gas which was used to blend our residue gas from the Southwest Marcellus Shale, an increase in our marketing staff personnel expenses and an increase in brokered gas transactions. Stock-based compensation included here represents the amortization of restricted stock, SARs and PSUs as part of the compensation of our marketing staff.

Exploration expense was $63.5 million in 2014 compared to $64.4 million in 2013 and $69.8 million in 2012. Exploration expense was lower in 2014 when compared to 2013 due to lower seismic costs somewhat offset by higher dry hole costs and delay rentals. For the year ended December 31, 2014, delay rentals and other includes expense of $7.0 million related to a suspended exploratory well which was impaired because we were no longer making sufficient progress in gaining access to transportation facilities to allow the continued capitalization of such costs. Exploration expense was lower in 2013 when compared to 2012 due to lower seismic and delay rental costs partially offset by higher dry hole costs. Stock-based compensation represents the amortization of restricted stock, PSUs and SARs as part of the compensation of our exploration staff. The following table details our exploration related expenses for each of the years in the three-year period ended December 31, 2014 (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	% Change	2013	2012	Change	% Change
Seismic	$19,504	$26,872	$(7,368)	(27%)	$26,872	$33,462	$(6,590)	(20%)
Delay rentals and other	15,488	12,969	2,519	19%	12,969	18,286	(5,317)	(29%)
Personnel expense	14,821	14,844	(23)	—	14,844	13,168	1,676	13%
Stock-based compensation expense	4,569	4,025	544	14%	4,025	4,049	(24)	(1%)
Exploratory dry hole expense	9,166	5,699	3,467	61%	5,699	842	4,857	577%
Total exploration expense	$63,548	$64,409	$(861)	(1%)	$64,409	$69,807	$(5,398)	(8%)

Abandonment and impairment of unproved properties was $47.1 million in 2014 compared to $51.9 million in 2013 and $125.3 million in 2012. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments will likely be recorded. In second quarter 2013, we impaired individually significant unproved properties in East Texas for $5.4 million. In third quarter 2012, we impaired individually significant unproved properties in the Barnett Shale of North Texas (the last of our unproved properties in the area) for $19.6 million because we chose to not develop the acreage. Also, due to an unproved property transaction in second quarter 2012, we impaired individually significant unproved properties in Pennsylvania for $23.1 million because we will not drill in these areas.

Termination costs in 2014 includes an accrual for estimated severance costs of $5.4 million related to the closing of our Oklahoma City office which was announced in first quarter 2015 and $3.0 million of non-cash stock compensation expense related to the accelerated vesting of SARs, restricted stock and PSUs as part of the severance agreement for these Oklahoma City personnel.

Deferred compensation plan expense was income of $74.6 million in 2014 compared to expense of $55.3 million in 2013 and expense of $7.2 million in 2012. Our stock price decreased to $53.45 at December 31, 2014 compared to $84.31 at December 31, 2013. Our stock price increased to $84.31 at December 31, 2013 compared to $62.83 at December 31, 2012. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Common shares are placed in the deferred compensation plan when granted.

Loss on early extinguishment of debt was $24.6 million in 2014 compared to $12.3 million in 2013 and $11.1 million in 2012. In June 2014, we redeemed all of our $300.0 million aggregate principal amounts of our 8.0% senior subordinated notes due 2019 at a price equal to 104.0% of par and we recorded a loss on extinguishment of debt of $24.6 million, which includes a call premium and expensing of related deferred financing costs on the repurchased debt. In May 2013, we redeemed all of our $250.0 million aggregate principal amount of our 7.25% senior subordinated notes due 2018 at 103.625% of par and we recorded a loss on extinguishment of debt of $12.3 million, which includes a call premium, and the expensing of related deferred financing costs on the repurchased debt. In December 2012, we redeemed our 7.5% senior subordinated notes due 2017 at a redemption price equal to 103.75% of par. We recorded a loss on extinguishment of debt of $11.1 million including call premium costs of $9.4 million and expensing of related deferred financing costs on the redeemed debt.

Impairment of proved properties increased to $28.0 million in 2014 compared to $7.8 million in 2013 and $35.6 million in 2012. The year ended December 31, 2014 includes $5.5 million related to our properties in Mississippi, $18.5 million related to certain West Texas properties and $4.0 million to fully impair our remaining North Texas oil and gas properties. The year ended December 31, 2013 includes $7.0 million impairment related to certain South Texas wells. The year ended December 31, 2013 also includes $741,000 impairment expense related to surface acreage in North Texas. The year ended 2012 includes $31.1 million impairment related to our properties in Mississippi, $3.2 million related to our remaining North Texas assets and $1.3 million related to surface acreage, also in North Texas. Our analysis of these properties determined that undiscounted cash flows were less than their carrying value. We compared the carrying value to estimated fair value and recognized an impairment charge. These assets were evaluated for impairment due to declining reserves, natural gas prices and changes in projected capital spending and, in the case of certain of our North Texas and West Texas properties, the possibility of a sale. In January 2015, we signed a purchase and sale agreement to sell these West Texas properties for cash proceeds of $10.5 million, with no gain or loss to be recognized.

Income tax expense was $396.5 million in 2014 compared to $33.9 million in 2013 and $12.1 million in 2012. The 2014 increase in income taxes reflects a 589% increase in income from operations when compared to the same period of 2013. The 2013 increase in income taxes reflects a 497% increase in income from operations when compared to the same period of 2012. The effective tax rate was 38.5% in 2014 compared to 22.6% in 2013 and 48.1% in 2012. For the year ended December 31, 2014, the current income tax expense of $1,000 is related to state income taxes. For the year ended December 31, 2013, the current income tax benefit of $143,000 is related to a refund of state income taxes. For the year ended December 31, 2012 the current income tax benefit of $1.8 million is related to state income taxes and includes favorable adjustments to reflect state income tax returns as filed. The 2014, 2013 and 2012 effective tax rate was different than the statutory tax rate due to state income taxes and our tax rates were also affected in 2014 by a decrease in our valuation allowance related to the deferred tax asset for future deferred compensation plan distributions of senior executives to the extent their estimated future compensation (including these distributions) would exceed the $1.0 million deductible limit provided under Section 162(m) of the Internal Revenue Code of 1986, as amended, compared to increases in the valuation allowance in both 2013 and 2012. Our effective tax rates are also impacted by adjustments to our state apportionment rates which was a benefit of $2.0 million in 2014 compared to a benefit of $21.2 million in 2013 and a benefit of $736,000 in 2012. For 2012, our effective tax rate was impacted by a $2.0 million valuation allowance related to our Pennsylvania state net operating loss carryforwards. This valuation allowance was increased to $3.0 million in 2013. In 2014, we reversed our $3.0 million Pennsylvania state net operating loss carryforward and recorded a $8.8 million valuation allowance related to our Oklahoma net operating loss carry forward. We estimate our ability to utilize our federal and state loss carryforwards by forecasting the future reversal of our temporary differences and estimating future federal and state taxable income as compared to our loss carryforward expiration dates. Uncertainties such as future commodity prices can affect our calculations and the expiration of loss carryforwards prior to utilization can result in recording a partial as opposed to a full valuation allowance. We expect our effective tax rate to be approximately 39% for 2015, before any discrete tax items.

Management’s Discussion and Analysis of Financial Condition, Cash Flows, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations also are impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and since our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a large portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Since year-end 2014, we have entered into additional natural gas and NGLs hedges for 2015, 2016 and 2017. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of December 31, 2014, we have entered into hedging agreements covering 229.7 Bcfe for 2015 and 46.1 Bcfe for 2016.

Net cash provided from continuing operations in 2014 was $954.1 million compared to $743.5 million in 2013 and $647.1 million in 2012. The increase in cash provided from operating activities from 2013 to 2014 reflects a 24% increase in production and lower lawsuit settlements partially offset by lower realized prices (a decline of 13%). The increase in cash provided from operating activities from 2012 to 2013 reflects a 25% increase in production somewhat offset by lower realized prices (a decline of 4%) and higher operating costs. Net cash provided from continuing operations is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for 2014 was a negative $31.0 million compared to a negative $42.8 million for 2013 and negative $24.5 million in 2012.

Net cash used in investing activities from continuing operations in 2014 was $1.2 billion compared to $983.4 million in 2013 and $1.5 billion in 2012.

During 2014, we:

•	spent $1.2 billion on natural gas and oil property additions associated with our drilling and completion budget program;
•	spent $212.0 million on acreage, primarily in the Marcellus Shale; and
•	received proceeds of $180.5 million, which includes $151.7 million from our Conger Exchange.

During 2013, we:

•	spent $1.2 billion on natural gas and oil property additions associated with our drilling and completion capital budget program;

•	spent $132.1 million on acreage, primarily in the Marcellus Shale; and
•	received proceeds of $315.5 million, which includes $275.0 million from the sale of our Southeast New Mexico and certain West Texas properties.

During 2012, we:

•	spent $1.5 billion on natural gas and oil property additions associated with our drilling and completion capital budget program;
•	spent $191.1 million on acreage, primarily in the Marcellus Shale and the Mississippian; and
•	received proceeds of $168.2 million, which includes $135.0 million from the sale of our Ardmore Woodford properties in Southern Oklahoma.

Net cash provided from financing activities in 2014 was $291.4 million compared to $240.0 million in 2013 and $881.6 million in 2012. Historically, sources of financing have been primarily bank borrowings and capital raised through debt offerings.

During 2014, we:

•	borrowed $2.1 billion and repaid $1.9 billion under our credit facility, ending the year with $223.0 million higher bank debt;
•	redeemed all $300.0 million aggregate principal amount of 8.0% senior subordinated notes due 2019 and paid additional expenses related to early extinguishment; and
•	issued 4.56 million shares of common stock where we received proceeds of $396.6 million.

During 2013, we:

•	borrowed $1.7 billion and repaid $1.9 billion under our credit facility, ending the year with $239.0 million lower bank debt;
•	issued $750.0 million aggregate principal amount of 5.0% senior subordinated notes due 2023; and
•	redeemed all $250.0 million aggregate principal amount of 7.25% senior subordinated notes due 2018 and paid additional expenses related to the early extinguishment.

During 2012, we:

•	borrowed $1.8 billion and repaid $1.2 billion under our bank credit facility, ending the year with $552.0 million higher bank debt;
•	issued $600.0 million aggregate principal amount of 5.0% senior subordinated notes due 2022; and
•	redeemed all $250.0 million aggregate principal amount of 7.5% senior subordinated notes due 2017 and paid additional expenses related to the early extinguishment.

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

We currently believe that net cash generated from operating activities, unused committed borrowing capacity under our bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the natural gas and oil business. Recently, natural gas and crude oil prices have dropped significantly. Historically, in periods of falling prices, the demand for drilling rigs, oilfield supplies and drill pipe is also expected to decline but its decline lags significantly behind the declines in natural gas and crude oil prices. We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our 2015 capital budget is $870 million. Actual capital expenditure levels may vary significantly due to many factors, including drilling results, natural gas, NGLs, crude oil and condensate prices, industry conditions, the prices and availability of goods and services, the extent to which properties are acquired or non-strategic assets sold.

During 2014, we:

•	received proceeds from the sale of non-strategic assets of $180.5 million;
•	issued 4.56 million shares of common stock where we received proceeds of $396.6 million;
•	redeemed all $300.0 million aggregate principle amount of 8.0% senior subordinated notes due 2019;
•	renewed, modified and extended our bank credit facility to a maturity of October 2019; and
•	we had available borrowing capacity of $1.2 billion under our bank credit facility as of December 31, 2014.

Credit Arrangements

Long-term debt at December 31, 2014 totaled $3.1 billion, including $723.0 million of bank credit facility debt and $2.4 billion of senior subordinated notes. As of December 31, 2014, we maintain a bank credit facility with an initial borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion, which we refer to as our bank credit facility. As of December 31, 2014, we also have $105.3 million of undrawn letters of credit. The bank credit facility is secured by substantially all of our assets and has a maturity date of October 16, 2019. Availability under the bank credit facility, during a non-investment grade period, is subject to a borrowing base set by the lenders annually with an option to set more often in certain circumstances.  Availability under the bank credit facility during an investment grade period is limited to the aggregate lender commitments. The borrowing base is dependent on a number of factors, but primarily the lenders’ assessments of future cash flows. Redeterminations of the borrowing base to maintain or reduce the amount thereof require approval of two thirds of the lenders; increases require 95% approval.

Our bank credit facility and our subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under the debt agreements for our bank debt and our subordinated notes). The debt agreements also contain customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at December 31, 2014.

Proved Reserves

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Year End December 31,
	2014	2013	2012
		(Mmcfe)
Proved Reserves:
Beginning of year	8,202,274	6,505,570	5,053,961
Reserve additions	2,398,709	1,732,944	1,767,202
Reserve revisions	90,822	448,898	109,036
Purchases	262,813	—	—
Sales	(220,122)	(142,116)	(149,153)
Production	(424,267)	(343,022)	(275,476)
End of year	10,310,229	8,202,274	6,505,570
Proved Developed Reserves:
Beginning of year	4,192,666	3,457,502	2,401,274
End of year	5,349,761	4,192,666	3,457,502

Our proved reserves at year-end 2014 were 10.3 Tcfe compared to 8.2 Tcfe at year-end 2013 and 6.5 Tcfe at year-end 2012. Natural gas comprised approximately 67%, 69% and 74% of our proved reserves at year-end 2014, 2013 and 2012.

Reserve Additions and Revisions. During 2014, we added approximately 2.4 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 58% of 2014 reserve additions was attributable to natural gas. Included in 2014 proved reserves is a total of 1,170 Bcfe of ethane reserves (264.3 Mmbbls) in the Marcellus Shale. Revisions of previous estimates of a net 91 Bcfe includes positive performance revisions and unproved recovery primarily for our Marcellus Shale natural gas properties and positive price revisions, somewhat offset by reserves of 611 Bcfe reclassified to unproved as we continue to see success from drilling longer laterals, increasing the number of frac stages and better lateral targeting caused some previously planned wells to not be drilled within the original five-year development horizon.

During 2013, we added 1.7 Tcfe of proved reserves from drilling activities and evaluation of proved areas, primarily in the Marcellus Shale. Approximately 49% of the 2013 reserve additions was attributable to natural gas. Revisions of previous estimates of 449 Bcfe for the year ended December 31, 2013 consists of positive performance revisions, positive price revisions and improved recovery, partially offset by reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon. We added 369 Bcfe of incremental ethane reserves under additional ethane contracts in Appalachia.

During 2012, we added 1.8 Tcfe of proved reserves from drilling activities and evaluations of proved areas, primarily in the Marcellus Shale. Approximately 56% of the 2012 reserve additions was attributable to natural gas. We added 307 Bcfe (or 17% of the 2012 reserve additions) of incremental ethane reserves in Appalachia (51.2 Mmbls) as part of NGLs proved reserves associated with initial ethane deliveries under contracts commencing in 2013. Revisions of previous estimates of 109 Bcfe for the year ended December 31, 2012 consist of positive performance revisions for our properties somewhat offset by negative pricing revisions and reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon.

Purchases. In 2014, we purchased 262.8 Bcfe of reserves primarily related to the Conger Exchange where we received producing properties in Virginia.

Sales. In 2014, we sold 220.1 Bcfe of reserves primarily related to the sale of our Conger properties in Glasscock and Sterling Counties, Texas. In 2013, we sold 142.1 Bcfe of reserves related to the sale of certain of our Permian Basin and New Mexico properties. In 2012, we sold approximately 149.2 Bcfe of reserves primarily related to the sale of our Ardmore Woodford properties in Southern Oklahoma.

Future Net Cash Flows. At December 31, 2014, the present value (discounted at 10%) of estimated future net cash flows from our proved reserves was $10.1 billion. The present value of our estimated future net cash flows at December 31, 2013 was $7.9 billion. This present value was calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves. At December 31, 2014, the after-tax present value of estimated future net cash flows from our proved reserves was $7.6 billion compared to $5.9 billion at December 31, 2013.

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

Capitalization and Dividend Payments

As of December 31, 2014 and 2013, our total debt and capitalization were as follows (in thousands):

	2014	2013
Bank debt	$723,000	$500,000
Senior subordinated notes	2,350,000	2,640,515
Total debt	3,073,000	3,140,515
Stockholders’ equity	3,457,429	2,414,452
Total capitalization	$6,530,429	$5,554,967
Debt to capitalization ratio	47.1%	56.5%

The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures and various other factors. In 2014, we paid $26.6 million in dividends to our common shareholders ($0.04 per share each quarter). In 2013, we paid $26.1 million in dividends to our common shareholders ($0.04 per share each quarter). In 2012, we paid $26.0 million in dividends to our common shareholders ($0.04 per share each quarter).

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation and gathering commitments. As of December 31, 2014, we do not have any capital leases or any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of December 31, 2014, we had a total of $105.3 million of letters of credit outstanding under our bank credit facility. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2014. In addition to the contractual obligations listed on the table below, our balance sheet at December 31, 2014 reflects accrued interest payable on our bank debt of $862,000 which is payable in first quarter 2015. We expect to make interest payments of $33.8 million per year on our 6.75% senior subordinated notes, $28.8 million per year on our 5.75% senior subordinated notes and $67.5 million per year on our 5.0% senior subordinated notes.

The following summarizes our contractual financial obligations at December 31, 2014 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our bank credit facility, additional debt issuances and proceeds from asset sales (in thousands).

	Payment due by period
	2015	2016	2017	2018 and 2019	Thereafter	Total
Debt:
Bank debt due 2019 (a)	$—	$—	$—	$723,000	$—	$723,000
6.75% senior subordinated notes due 2020	—	—	—	—	500,000	500,000
5.75% senior subordinated notes due 2021	—	—	—	—	500,000	500,000
5.0% senior subordinated notes due 2022	—	—	—	—	600,000	600,000
5.0% senior subordinated notes due 2023	—	—	—	—	750,000	750,000
Other obligations:
Operating leases	16,557	12,700	7,292	10,059	12,830	59,438
Transportation and gathering commitments	342,204	366,836	356,789	639,012	1,842,410	3,547,251
Hydraulic fracturing services	12,000	—	—	—	—	12,000
Other purchase obligations	408	283	199	—	—	890
Asset retirement obligation liability (b)	15,067	134	—	98	272,165	287,464
Total contractual obligations (c)	$386,236	$379,953	$364,280	$1,372,169	$4,477,405	$6,980,043
(a)

Due at termination date of our bank credit facility. Interest paid on our bank credit facility would be approximately $14.3 million each year assuming no change in the interest rate or outstanding balance.

(b)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 8 to our consolidated financial statements.
(c)	This table excludes the liability for the deferred compensation plans since these obligations will be funded with existing plan assets.

In addition to the amounts included in the above table, we have entered into additional transportation and gathering agreements which are contingent on certain pipeline and gathering line modifications and/or construction. These agreements range between five-year and twenty-year terms which are expected to begin mid-2015 through late 2017. Based on these contracts, we will have additional gathering and transportation obligations for natural gas volumes from 7,000 mcf per day to 400,000 mcf per day, ethane volumes of 20,000 bbls per day and propane volumes of 20,000 bbls per day through the end of the contract terms.

Delivery Commitments

We have various volume delivery commitments that are primarily related to our Midcontinent and Marcellus Shale areas. We may purchase third party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2014, our delivery commitments through 2028 were as follows:

Year Ending December 31,	Natural Gas (mmbtu per day)	Ethane (bbls per day)
2015	313,180	15,000
2016	268,055	15,000
2017	139,840	15,000
2018	30,000	15,000
2019	30,000	15,000
2020	30,000	15,000
2021	30,000	15,000
2022 - 2028	—	15,000

In addition to the amounts included in the above table, we have contracted with several pipeline companies through 2033 to deliver ethane production volumes from our Marcellus Shale wells. These agreements and related fees, which are contingent upon pipeline construction and/or modification, are for 10,000 bbls per day starting in mid-2015, increasing to 20,000 bbls per day in late 2015, increasing to 30,000 bbls per day in 2017 and 45,000 bbls per day in 2018 through the end of the term.

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

Hedging – Natural Gas, Oil and NGLs Prices

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swaps and collars to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In addition, we may utilize basis contracts to hedge the differential between NYMEX and those of our physical pricing points. For more discussion of our derivative activities, see “Management’s Discussion of Critical Accounting Estimates – Natural Gas and Oil Derivatives” below and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk” and “Other Commodity Risk.” For more information regarding the accounting for our derivatives, see the discussion and tables in Notes 2, 10 and 11 to our consolidated financial statements. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets.

Interest Rates

At December 31, 2014, we had $3.1 billion of debt outstanding. Of this amount, $2.4 billion bears interest at fixed rates averaging 5.5%. Bank debt totaling $723.0 million bears interest at floating rates, which averaged 2.0% at year-end 2014. The 30-day LIBO rate on December 31, 2014 was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2014 would cost us approximately $7.2 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resources position. However, as is customary in the oil and gas industry, we have various contractual work commitments which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs in 2015 to continue to be a function of supply and demand. Recently, natural gas and oil prices have declined significantly. Historically, the demand for drilling rigs, oilfield supplies and drill pipe is expected to decline with falling commodity prices but such decline tends to lag behind the declines in natural gas, NGLs and oil prices.

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

Certain accounting estimates are considered to be critical if (a) the nature of the estimates and assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to changes; and (b) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.

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

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, including the rule revisions designed to modernize the oil and gas company reserves reporting requirements which we adopted effective December 31, 2009, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start up or shut in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics who reports directly to our Chairman, President and Chief Executive Officer. For additional discussion, see “Proved Reserves,” in Items 1 and 2 of this report. To further ensure the reliability of our reserve estimates, we engage independent petroleum consultants to audit our estimates of proved reserves. Estimates prepared by third parties may be higher or lower than those included herein. Independent petroleum consultants audited approximately 96% of our reserves in 2014 compared to 96% in 2013 and 93% in 2012. Historical variances between our reserve estimates and the aggregate estimates of our consultants have been less than 5%. The reserves included in this report are those reserves estimated by our petroleum engineering staff.

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in the timing of when depletion expense is recognized. Downward revisions of proved reserves may result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition. Based on proved reserves at December 31, 2014, we estimate that a 1% change in proved reserves would increase or decrease 2015 depletion expense by approximately $5.0 million (based on current production estimates). Estimated reserves are used as the basis for calculating the expected future cash flows from property asset groups, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to natural gas and oil producing activities and reserve quantities in Note 18 to our consolidated financial statements. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis. It should not be assumed that the standardized measure is the current market value of our estimated proved reserves.

We monitor our long-lived assets recorded in natural gas and oil properties in our consolidated balance sheets to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future natural gas, NGLs and oil prices, an estimate of the ultimate amount of recoverable natural gas, NGLs and oil reserves that will be produced from the property asset groups future production, future production costs, future abandonment costs, and future inflation. The need to test a property asset group for impairment can be based on several factors, including a significant reduction in sales prices for natural gas, NGLs and/or oil, unfavorable adjustments to reserves, physical damage to production equipment and facilities, a change in costs, or other changes to contracts or environmental regulations. Our natural gas and oil properties are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets which is the level at which depletion is calculated. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization is less than the estimated undiscounted future net cash flows. We estimate prices based upon market-related information including published futures prices. The estimated future level of production, which is based on proved and risk adjusted probable and possible reserves, has assumptions surrounding the future levels of prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. In certain circumstances, we also consider potential sales of properties to third parties in our estimates of future cash flows. When the carrying value exceeds the sum of future net cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future net cash flows using a discount rate similar to that used by market participants) and the carrying value of the asset. We cannot predict whether impairment charges may be required in the future. Our recorded impairment of producing properties was $28.0 million in 2014, $7.0 million in 2013 and $34.3 million in 2012. In 2014, an impairment of $5.5 million was recorded on our Mississippi properties due to lower reserves, an impairment of $18.5 million was recorded on certain West Texas properties due to lower reserves which also considered the possibility of a sale of these properties and an impairment of $4.0 million to fully write-down our remaining oil and natural gas properties in North Texas. In 2013, an impairment of $7.0 million was recorded on certain South Texas properties due to lower reserves and we also recorded a $741,000 impairment of remaining surface acreage in North Texas. In 2012, an impairment was recorded on our Mississippi properties of $31.1 million due to lower reserves and lower natural gas prices, an impairment of $3.2 million was recorded on our remaining North Texas Barnett assets (due to lower natural gas prices and including the possibility of sale) and we also recorded a $1.3 million impairment of remaining surface acreage on the Barnett. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impractical to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome. If natural gas, NGLs and oil prices decrease or drilling efforts are unsuccessful, we may be required to record additional impairments.

We evaluate our unproved property investment periodically for impairment. The majority of these costs generally relate to the acquisition of leaseholds. The costs are capitalized and evaluated (at least quarterly) as to recoverability, based on changes brought about by economic factors and potential shifts in business strategy employed by management. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. Potential impairment of individually significant unproved property is assessed on a property-by-property basis considering a combination of time, geologic and engineering factors. We have recorded abandonment and impairment expense related to unproved properties of $47.1 million in 2014 compared to $51.9 million in 2013 and $125.3 million in 2012.

Fair Value Estimates

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three approaches for measuring the fair value of assets and liabilities:  the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value, or range of present values, using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset. This is often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:

•

Level 1- Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2- Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the measurement date.

•	Level 3-Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. See Note 11 to the consolidated financial statements for disclosures regarding our fair value measurements.

Significant uses of fair value measurements include:

•	impairment assessments of long-lived assets;
•	allocation of the purchase price paid to acquire businesses as to the assets acquired and liabilities assumed; and
•	recorded value of derivative instruments.

Natural Gas and Oil Derivatives

All derivative instruments are recorded on our consolidated balance sheets as either an asset or a liability measured at its fair value. Fair value measurements for all of our derivatives are based on observable market-based inputs that are corroborated by market data and are discussed in Note 10 to the consolidated financial  statements. Additional information about derivatives and their valuation may be found in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Asset Retirement Obligations

We have significant obligations to remove tangible equipment and restore the surface at the end of natural gas and oil production operations. Removal and restoration obligations are primarily associated with plugging and abandoning wells. Estimating the future asset removal costs is difficult and requires us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation (“ARO”), a corresponding adjustment is made to the natural gas and oil property balance. For example, as we analyze actual plugging and abandonment information, we may revise our estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of our wells. During 2014, we increased our existing ARO by $48.3 million or approximately 21% of the ARO at December 31, 2013. This increase was due to an increase in the estimated costs to plug and abandon our wells. During 2013, we increased our existing estimated ARO by $67.6 million or approximately 46% of the asset retirement obligation at December 31, 2012 due to an increase in estimated costs to plug and abandon our wells and a decrease in the production life of certain of our natural gas properties due to declining prices. See Note 8 to the consolidated financial statements for disclosures regarding our asset retirement obligation estimates. In addition, increases in the discounted ARO resulting from the passage of time are reflected as accretion expense, a component of depletion, depreciation and amortization in the accompanying consolidated statements of income. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates. An estimate of the sensitivity to net income of other assumptions that had been used in recording these liabilities is not practical because of the number of obligations that must be assessed, the number of underlying assumptions and the wide range of possible assumptions.

Income Taxes

We are subject to income and other taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because income tax returns are generally filed many months after the close of a calendar year, tax returns are subject to audit, which can take years to complete, and future events often impact the timing of when income tax expenses and benefits are recognized. We have recorded deferred tax assets and liabilities for temporary differences between book basis and tax basis and operating loss carryforwards. We have deferred tax assets relating to tax operating loss carryforwards and other deductible differences. We routinely evaluate deferred tax assets to determine the likelihood of realization and, in certain jurisdictions, we must estimate our expected future taxable income to complete this assessment. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about the timing and realization of deferred tax items, future operating conditions (particularly related to prevailing natural gas, NGLs and oil prices) and the overall financial condition of the markets we operate in. The estimates or assumptions used in determining future taxable income are consistent with those used in our internal budgets and forecasts. A valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are more likely than not to be realized. We do not currently have a valuation allowance on our federal net operating loss carryforwards. During 2014, we increased our valuation allowance we had against our state net operating loss carryforwards from $3.0 million to $8.8 million.

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

Revenue Recognition

Natural gas, NGLs and oil sales are recognized when we deliver our production to the customer and collectability is reasonably assured. We use the sales method to account for gas imbalances, recognizing revenue based on gas delivered rather than our working interest share of gas produced. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types of agreements include transportation charges. We report our gathering and transportation costs in accordance with FASB 605-45-05 of Subtopic 605-45 for Revenue Recognition. One type of agreement is a netback arrangement, under which we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, we record revenue at the net price we received from the purchaser. In the case of NGLs, we receive a net price from the purchaser (which is net of processing costs) which is recorded in revenue at the net price. Under the other arrangement, we sell natural gas or oil at a specific delivery point, pay transportation, gathering and compression to a third party and receive proceeds from the purchaser with no deduction. In that case, we recorded revenue at the price received from the purchaser and record these third party costs as transportation, gathering and compression expense.

Stock-based Compensation Arrangements

The fair value of performance share unit awards is estimated on the date of grant using the Monte Carlo simulation method. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant. The fair value of stock-settled stock appreciation rights is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The models employ various assumptions, based on management’s best estimates at the time of the grant, which impact the fair value calculated and ultimately, the expense that is recognized over the life of the award. We have utilized historical data and analyzed current information to reasonably support these assumptions. The fair value of restricted stock awards is determined based on the fair market value of our common stock on the date of grant. The fair value of restricted stock grants is determined based on the fair market value of our common stock on the date of grant.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The expense we recognize is net of estimated forfeitures. We estimate our forfeiture rate based on prior experience and adjust it as circumstances warrant. See Note 12 to our consolidated financial statements for more information.

Accounting Standards Not Yet Adopted

In May 2014, an accounting standards update was issued for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for us for the reporting period beginning January 1, 2017, with early application not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this new standard. We are evaluating our existing revenue recognition policies to determine whether any contracts will be affected by the new requirements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an update that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This standard will be effective for us in first quarter 2017 and early adoption is permitted. We do not expect the adoption of this standard to have any impact on our consolidated results of operations, financial position or cash flows.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 67% of our December 31, 2014 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2013 to December 31, 2014.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program may also include collars, which establishes a minimum floor price and a predetermined ceiling price. At December 31, 2014, our derivatives program includes swaps and collars. These contracts expire monthly through December 2016. Their fair value, represented by the estimated amount that would be realized upon immediate liquidation as of December 31, 2014, approximated a net unrealized pre-tax gain of $401.7 million compared to a pre-tax loss of $16.5 million at December 31, 2013. This change is primarily related to the settlements of derivative contracts during 2014 and to the natural gas, NGLs and oil futures prices as of December 31, 2014, in relation to the new commodity derivative contracts we entered into during 2014 for 2015 and 2016. At December 31, 2014, the following commodity derivative contracts were outstanding:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2015	Collars	145,000 Mmbtu/day	$ 4.07–$ 4.56	$57,460
2015	Swaps	412,390 Mmbtu/day	$ 4.15	$168,641
2016	Swaps	120,000 Mmbtu/day	$ 4.15	$30,099
Crude Oil
2015	Swaps	9,626 bbls/day	$ 90.57	$118,364
2016	Swaps	1,000 bbls/day	$ 91.43	$10,215
NGLs (C3 - Propane)
2015	Swaps	2,245 bbls/day	$ 0.95/gallon	$14,727
NGLs (C5 - Natural Gasoline)
2015 – First Quarter	Swaps	500 bbls/day	$ 2.14/gallon	$2,170

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

Currently, there is little demand, or facilities to supply the existing demand, elsewhere, for ethane in the Appalachian region. We have previously announced three ethane agreements wherein we have contracted to either sell or transport ethane from our Marcellus Shale area, two of which began operations in late 2013. The remaining facility is expected to begin operations in mid-2015. We cannot assure you that these facilities will become or remain available. If we are not able to sell a portion of our ethane, we may be required to curtail production which will adversely affect our revenues. However, as we have done in the past, we also may be able to purchase gas to blend with our rich residue gas from the Southwest Marcellus Shale.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. In addition to the collars and swaps above, we have entered into basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively lock in the basis adjustments. The fair value of the basis swaps was a gain of $1.7 million at December 31, 2014, the volumes are for 35,164 Mmbtu/day and they expire monthly through October 2015.

Commodity Sensitivity Analysis

The following table shows the fair value of our collars, swaps and basis swaps and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at December 31, 2014. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Collars	$57,460	$(14,557)	$(35,240)	$15,067	$38,345
Swaps	344,216	(115,335)	(211,693)	84,676	211,686
Basis swaps	1,687	(772)	(1,931)	772	1,930

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At December 31, 2014, our derivative counterparties include fifteen financial institutions, of which all but one are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior subordinated debt and variable rate bank debt. At December 31, 2014, we had $3.1 billion of debt outstanding. Of this amount, $2.4 billion bears interest at a fixed rate averaging 5.5%. Bank debt totaling $723.0 million bears interest at floating rates, which was 2.0% on that date. On December 31, 2014, the 30-day LIBO rate was 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2014 would cost us approximately $7.2 million in additional annual interest expense.

The fair value of our subordinated debt is based on year-end December 2014 quoted market prices. The following table presents information on these fair values (in thousands):

	Carrying Value	Fair Value
Fixed rate debt:
Senior Subordinated Notes due 2020	$500,000	$523,125
(The interest rate is fixed at a rate of 6.75%)
Senior Subordinated Notes due 2021	500,000	520,000
(The interest rate is fixed at a rate of 5.75%)
Senior Subordinated Notes due 2022	600,000	601,500
(The interest rate is fixed at a rate of 5.00%)
Senior Subordinated Notes due 2023	750,000	754,688
(The interest rate is fixed at a rate of 5.00%)
	$2,350,000	$2,399,313

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements required by Item 8, see Item 15 in Part IV of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There have been no changes in our system of internal control over financial reporting (such as term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The officers and directors are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the 2014 annual stockholders’ meeting. Officers are appointed by our Board of Directors.

	Age	Officer Since	Position
Anthony V. Dub	65	1995	Director
V. Richard Eales	78	2001	Lead Independent Director
Allen Finkelson	68	1994	Director
James M. Funk	65	2008	Director
Christopher A. Helms	60	2014	Director
Jonathan S. Linker	66	2002	Director
Mary Ralph Lowe	68	2013	Director
Kevin S. McCarthy	55	2005	Director
John H. Pinkerton	60	1990	Director
Jeffrey L. Ventura	57	2003	Chairman, President and Chief Executive Officer
Roger S. Manny	57	2003	Executive Vice President – Chief Financial Officer
Ray N. Walker, Jr.	57	2010	Executive Vice President – Chief Operating Officer
John K. Applegath	66	2014	Senior Vice President – Southern Marcellus Shale
Alan W. Farquharson	57	2007	Senior Vice President – Reservoir Engineering & Economics
Dori A. Ginn	57	2009	Senior Vice President – Controller and Principal Accounting Officer
David P. Poole	52	2008	Senior Vice President – General Counsel and Corporate Secretary
Chad L. Stephens	59	1990	Senior Vice President – Corporate Development
Rodney L. Waller	65	1999	Senior Vice President and Assistant Secretary

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

V. Richard Eales became a director in 2001 and was elected as Lead Independent Director in 2008. Mr. Eales has over 45 years of experience in the energy, technology and financial industries. He is currently retired, having been a financial consultant serving energy and information technology businesses from 1999 through 2002. Mr. Eales was employed by Union Pacific Resources Group Inc. from 1991 to 1999 serving as Executive Vice President from 1995 through 1999. Before 1991, Mr. Eales served in various financial capacities with Butcher & Singer and Janney Montgomery Scott, investment banking firms, as CFO of Novell, Inc., a technology company, and in the treasury department of Mobil Oil Corporation. Mr. Eales received his Bachelor of Chemical Engineering degree from Cornell University and his Master’s degree in Business Administration from Stanford University.

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

Christopher A. Helms became a director in July 2014. Mr. Helms is an independent consultant with over 36 years of experience in the energy industry, principally in the midstream sector. He is the founder and prior to his retirement in 2012, he was the Chief Executive Officer of US Shale Energy Advisors LLC. Prior to his retirement from US Shale Energy Advisors LLC, Mr. Helms was Executive Vice President and Group Chief Executive Officer of NiSource Inc. From 2005 to 2011, he served as Chief Executive

Officer and Executive Director of NiSource Gas Transmission and Storage. Prior to joining NiSource, from 1999 to 2003, Mr. Helms was the President and Chief Executive Officer of CMS Panhandle Companies, wholly-owned by CMS Energy Corporation. From 1990 to 1999, Mr. Helms held various positions with Duke Energy Corporation and predecessors PanEnergy Corp. and Associated Natural Gas Inc. Mr. Helms serves as a director of MPLX GP LLC, a publicly traded midstream crude oil and refined products pipeline; Questar Corporation, an integrated natural gas company that develops, produces and delivers natural gas and Coskata, Inc, a renewable energy company. Mr. Helms is a member of the University of Houston Board of Visitors. He has previously served on the boards of the Millennium Pipeline Company LLC and Centennial Pipeline Company LLC and as a director of the Marcellus Shale Coalition, the Commonwealth of Pennsylvania Marcellus Shale Advisory Commission and as Vice Chair of the Interstate Natural Gas Association of America and Chair of the Southern Gas Association.  Mr. Helms received a Bachelor of Arts from Southern Illinois University and a Juris Doctor from Tulane University School of Law.

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

John H. Pinkerton, became a director in 1988 and was elected Chairman of the Board of Directors in 2008. Mr. Pinkerton previously served as Non-Executive Chairman until January 1, 2015. He joined Range as President in 1990 and was appointed Chief Executive Officer in 1992. Previously, Mr. Pinkerton was employed by Snyder Oil Corporation, serving in numerous capacities, the last of which was Senior Vice President. Mr. Pinkerton currently serves on the Board of Trustees of Texas Christian University. Mr. Pinkerton received his Bachelor of Arts in Business Administration from Texas Christian University and a Master’s degree from the University of Texas at Arlington.

Jeffrey L. Ventura, Chairman, President and Chief Executive Officer, joined Range in 2003 as Chief Operating Officer and became a director in 2005. Mr. Ventura was named President effective May, 2008, Chief Executive Officer effective January 1, 2012 and named Chairman of the Board on January 1, 2015. Previously, Mr. Ventura served as President and Chief Operating Officer of Matador Petroleum Corporation which he joined in 1997. Prior to his service at Matador, Mr. Ventura spent eight years at Maxus Energy Corporation where he managed various engineering, exploration and development operations and was responsible for coordination of engineering technology. Previously, Mr. Ventura was with Tenneco Oil Exploration and Production, where he held various engineering and operating positions. Mr. Ventura holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from the Pennsylvania State University. Mr. Ventura is also on the Board of America’s Natural Gas Alliance and is a member of the Society of Petroleum Engineers, American Association of Petroleum Geologists and the Texas Society of Professional Engineers.

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

Ray N. Walker, Jr., Executive Vice President – Chief Operating Officer, joined Range in 2006 and was elected to his current position in January 2014. Previously, Mr. Walker served as Senior Vice President – Chief Operating Officer, Senior Vice President-Environment, Safety and Regulatory and Senior Vice President-Marcellus Shale where he led the development of the Company’s Marcellus Shale division. Mr. Walker is a Petroleum Engineer with more than 35 years of oil and gas operations and management experience having previously been employed by Halliburton in various technical and management roles, Union Pacific Resources and several private companies in which Mr. Walker served as an officer. Mr. Walker has a Bachelor of Science degree in Agricultural Engineering from Texas A&M University.

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

Rodney L. Waller, Senior Vice President and Assistant Secretary, joined Range in 1999. Mr. Waller served as Corporate Secretary from 1999 until 2008. Previously, Mr. Waller was Senior Vice President of Snyder Oil Corporation. Before joining Snyder, Mr. Waller was with Arthur Andersen. Mr. Waller is a certified public accountant and petroleum land man. Mr. Waller received a summa cum laude Bachelor of Arts degree in Accounting from Harding University.

Section 16(a) Beneficial Ownership Reporting Compliance

See the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Range Proxy Statement for the 2015 Annual Meeting of Stockholders which is incorporated herein by reference. Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, officers and 10% holders are required by SEC regulations to send us copies of all of the Section 16(a) reports they file. Based solely on a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, during the fiscal year ended December 31, 2014, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act., with the following exception: Mr. Pinkerton had a delinquent Form 4 filing on April 10, 2014 for a transaction occurring on January 1, 2014.

Code of Ethics

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions (as well as our directors and all other employees). A copy is available on our website, www.rangeresources.com and a copy in print will be provided to any person without charge, upon request. Such requests should be directed to the Corporate Secretary, 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102 or by calling (817) 870-2601. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our President and

Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions on our website, under the Corporate Governance caption, promptly following the date of such amendment or waiver.

Identifying and Evaluating Nominees for Directors

See “Identifying and Evaluating Nominees for Directors, including Diversity Considerations” in the Range Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Audit Committee

See the material under the heading “Audit Committee” in the Range Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

NYSE 303A Certification

The President and Chief Executive Officer of Range Resources Corporation made an unqualified certification to the NYSE with respect to the Company’s compliance with the NYSE Corporate Governance listing standards on May 20, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to such information as set forth in the Range Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Btu. One British thermal unit.

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

reserve life. Proved reserves at a point in time divided by the then production rate (annually or quarterly).

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

Tcfe. One trillion cubic feet of natural gas equivalents, with one barrel of NGLs or crude oil being equivalent to 6,000 cubic feet of natural gas.

Unproved properties. Properties with no proved reserves.

working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens, and to all costs of exploration, development and operations, and all risks in connection therewith.

Unconventional play. A term used in the oil and gas industry to refer to a play in which the targeted reservoirs generally fall into one of three categories: (1) tight sands, (2) coal beds or (3) shales. The reservoirs tend to cover large areas and lack the readily apparent traps, seals and discrete hydrocarbon-water boundaries that typically define conventional reservoirs. These reservoirs generally require fracture stimulation or other special recovery processes in order to achieve economic flow rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE RESOURCES CORPORATION
By:	/s/ JEFFrey L. VENTURA
Jeffrey L. Ventura
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date
/s/ Jeffrey L. Ventura	Chairman of the Board, President and Chief Executive Officer	February 24, 2015
Jeffrey L. Ventura	(principal executive officer)
/s/ Roger S. Manny	Executive Vice President and Chief Financial Officer	February 24, 2015
Roger S. Manny	(principal financial officer)
/s/ DORI A. GINN	Senior Vice President, Controller and	February 24, 2015
Dori A. Ginn	Principal Accounting Officer
/s/ Anthony V. Dub	Director	February 24, 2015
Anthony V. Dub
/s/ V. Richard Eales	Lead Independent Director	February 24, 2015
V. Richard Eales
/s/ ALLEN FINKELSON	Director	February 24, 2015
Allen Finkelson
/s/ James M. Funk	Director	February 24, 2015
James M. Funk
/s/ christopher a. helms	Director	February 24, 2015
Christopher A. Helms
/s/ Jonathan S. Linker	Director	February 24, 2015
Jonathan S. Linker
/s/ MARY RALPH LOWE	Director	February 24, 2015
Mary Ralph Lowe
/s/ Kevin S. McCarthy	Director	February 24, 2015
Kevin S. McCarthy
/s/ JOHN H. PINKERTON	Director	February 24, 2015
John H. Pinkerton

RANGE RESOURCES CORPORATION

Management’s Report on Internal Control over Financial Reporting

To the Stockholders of

Range Resources Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Ernst and Young, LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2014. This report appears on the following page.

By:	/s/ JEFFREY L. VENTURA	By:	/s/ Roger S. Manny
	Jeffrey L. Ventura		Roger S. Manny
	Chairman, President and Chief Executive Officer		Executive Vice President and Chief Financial Officer

Fort Worth, Texas

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Range Resources Corporation:

We have audited Range Resources Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Range Resources Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Range Resources Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Range Resources Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income (loss), cash flows and stockholders’ equity, for each of the three years in the period ended December 31, 2014 of Range Resources Corporation and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Range Resources Corporation:

We have audited the accompanying consolidated balance sheets of Range Resources Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Range Resources Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Range Resources Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

February 24, 2015

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$448	$348
Accounts receivable, less allowance for doubtful accounts of $2,719 and $2,494	188,941	179,667
Derivative assets	363,049	4,421
Deferred tax assets	—	51,414
Inventory and other	17,854	12,451
Total current assets	570,292	248,301
Derivative assets	40,314	9,233
Equity method investments	—	129,034
Natural gas and oil properties, successful efforts method	10,567,971	9,032,881
Accumulated depletion and depreciation	(2,590,398)	(2,274,444)
	7,977,573	6,758,437
Other property and equipment	127,808	118,625
Accumulated depreciation and amortization	(90,227)	(85,841)
	37,581	32,784
Other assets	121,020	121,297
Total assets	$8,746,780	$7,299,086

Liabilities
Current liabilities:
Accounts payable	$396,942	$258,431
Asset retirement obligations	15,067	5,037
Accrued liabilities	187,973	161,520
Accrued interest	39,695	44,375
Derivative liabilities	—	26,198
Deferred tax liabilities	115,587	—
Total current liabilities	755,264	495,561
Bank debt	723,000	500,000
Subordinated notes	2,350,000	2,640,516
Deferred tax liabilities	997,494	771,980
Derivative liabilities	—	25
Deferred compensation liabilities	178,599	247,537
Asset retirement obligations and other liabilities	284,994	229,015
Total liabilities	5,289,351	4,884,634
Commitments and contingencies

Stockholders' Equity
Preferred stock, $1 par 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par 475,000,000 shares authorized, 168,711,131 issued at December 31, 2014 and 163,441,414 issued at December 31, 2013	1,687	1,634
Common stock held in treasury, 82,954 shares at December 31, 2014 and 98,520 shares at December 31, 2013	(3,088)	(3,637)
Additional paid-in capital	2,400,475	1,959,636
Retained earnings	1,058,355	450,583
Accumulated other comprehensive income	—	6,236
Total stockholders' equity	3,457,429	2,414,452
Total liabilities and stockholders' equity	$8,746,780	$7,299,086

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Revenues and other income:
Natural gas, NGLs and oil sales	$1,911,989	$1,715,676	$1,351,694
Derivative fair value income (loss)	383,520	(61,825)	41,437
Gain on the sale of assets	285,638	92,291	49,132
Brokered natural gas, marketing and other	130,548	116,577	15,441
Total revenues and other income	2,711,695	1,862,719	1,457,704

Costs and expenses:
Direct operating	150,483	128,091	115,905
Transportation, gathering and compression	325,289	256,242	192,445
Production and ad valorem taxes	44,555	45,240	67,120
Brokered natural gas and marketing	129,980	131,786	20,434
Exploration	63,548	64,409	69,807
Abandonment and impairment of unproved properties	47,079	51,918	125,278
General and administrative	213,426	291,171	173,813
Termination costs	8,371	—	—
Deferred compensation plan	(74,550)	55,296	7,203
Interest expense	168,977	176,557	168,798
Loss on early extinguishment of debt	24,596	12,280	11,063
Depletion, depreciation and amortization	551,032	492,397	445,228
Impairment of proved properties and other assets	28,024	7,753	35,554
Total costs and expenses	1,680,810	1,713,140	1,432,648

Income before income taxes	1,030,885	149,579	25,056
Income tax expense (benefit):
Current	1	(143)	(1,778)
Deferred	396,502	34,000	13,832
	396,503	33,857	12,054

Net income	$634,382	$115,722	$13,002

Net income per common share:
Basic	$3.81	$0.71	$0.08
Diluted	$3.79	$0.70	$0.08

Weighted average common shares outstanding:
Basic	163,625	160,438	159,431
Diluted	164,403	161,407	160,307

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	December 31,
	2014	2013	2012
Net income	$634,382	$115,722	$13,002
Other comprehensive income:
Realized gain on hedge derivative contract settlements reclassified into natural gas, NGLs and oil sales from other comprehensive income, net of taxes (1)	—	(14,840)	(144,434)
De-designated hedges reclassified into natural gas, NGLs and oil sales, net of taxes (2)	(6,236)	(56,254)	—
De-designated hedges reclassified to derivative fair value, net of taxes (3)	—	(2,376)	—
Change in unrealized deferred hedging (losses) gains, net of taxes (4)	—	(4,203)	71,716
Total comprehensive income (loss)	$628,146	$38,049	$(59,716)
(1)	Amounts are net of income tax benefit of $9,488 for the year ended December 31, 2013 compared to $91,871 for the year ended December 31, 2012.
(2)	Amounts are net of income tax benefit of $3,986 for the year ended December 31, 2014 compared to $35,968 for the year ended December 31, 2013.
(3)	Amounts relate to transactions not probable of occurring and are presented net of income tax benefit of $1,517 for the year ended December 31, 2013.
(4)	Amounts are net of income tax benefit of $2,687 for the year ended December 31, 2013 compared to income tax expense of $47,466 for the year ended December 31, 2012.

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Operating activities:
Net income	$634,382	$115,722	$13,002
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) from equity method investments, net of distributions	3,095	(2,973)	5,670
Deferred income tax expense	396,502	34,000	13,832
Depletion, depreciation and amortization and impairment	579,056	500,150	480,782
Exploration dry hole and impairment costs	16,145	5,699	841
Abandonment and impairment of unproved properties	47,079	51,918	125,278
Derivative fair value (income) loss	(383,520)	61,825	(41,437)
Cash settlements on derivative financial instruments that do not qualify for hedge accounting	(42,634)	(31,256)	38,700
Allowance for bad debt	250	250	750
Amortization of deferred financing costs, loss on extinguishment of debt and other	24,694	23,866	23,165
Deferred and stock-based compensation	(4,295)	119,398	60,136
Gain on the sale of assets	(285,638)	(92,291)	(49,132)
Changes in working capital:
Accounts receivable	(5,329)	(21,212)	(38,017)
Inventory and other	(4,521)	3,785	(7,376)
Accounts payable	(1,023)	(13,555)	13,654
Accrued liabilities and other	(20,108)	(11,788)	7,251
Net cash provided from operating activities	954,135	743,538	647,099
Investing activities:
Additions to natural gas and oil properties	(1,200,419)	(1,159,252)	(1,498,628)
Additions to field service assets	(11,863)	(5,925)	(4,762)
Acreage purchases	(211,971)	(132,145)	(191,065)
Equity method investments	1,103	3,799	—
Proceeds from disposal of assets	180,508	315,522	168,219
Purchases of marketable securities held by the deferred compensation plan	(30,898)	(36,136)	(60,406)
Proceeds from the sales of marketable securities held by the deferred
compensation plan	28,084	30,701	58,084
Net cash used in investing activities	(1,245,456)	(983,436)	(1,528,558)
Financing activities:
Borrowings on credit facilities	2,107,000	1,684,000	1,773,000
Repayments on credit facilities	(1,884,000)	(1,923,000)	(1,221,000)
Issuance of subordinated notes	—	750,000	600,000
Repayment of subordinated notes	(312,000)	(259,063)	(259,375)
Dividends paid	(26,610)	(26,129)	(25,981)
Debt issuance costs	(8,866)	(12,448)	(12,605)
Issuance of common stock	396,562	343	2,073
Change in cash overdrafts	3,371	5,610	(1,126)
Proceeds from the sales of common stock held by the deferred compensation plan	15,964	20,681	26,633
Net cash provided from financing activities	291,421	239,994	881,619
Increase in cash and cash equivalents	100	96	160
Cash and cash equivalents at beginning of year	348	252	92
Cash and cash equivalents at end of year	$448	$348	$252

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

						Accumulated
			Common stock			other
	Common stock		held in	Additional paid-	Retained	comprehensive
	Shares	Par value	treasury	in capital	earnings	income (loss)	Total
Balance as of December 31, 2011	161,303	$1,613	$(6,343)	$1,866,554	$373,969	$156,627	$2,392,420
Issuance of common stock	1,339	13	—	20,251	—	—	20,264
Stock-based compensation expense	—	—	—	30,405	—	—	30,405
Common dividends declared ($0.16 per share)	—	—	—	—	(25,981)	—	(25,981)
Treasury stock issuance	—	—	1,583	(1,583)	—	—	—
Other comprehensive loss	—	—	—	—	—	(72,718)	(72,718)
Net income	—	—	—	—	13,002	—	13,002
Balance as of December 31, 2012	162,642	1,626	(4,760)	1,915,627	360,990	83,909	2,357,392
Issuance of common stock	799	8	—	9,281	—	—	9,289
Stock-based compensation expense	—	—	—	35,851	—	—	35,851
Common dividends declared ($0.16 per share)	—	—	—	—	(26,129)	—	(26,129)
Treasury stock issuance	—	—	1,123	(1,123)	—	—	—
Other comprehensive loss	—	—	—	—	—	(77,673)	(77,673)
Net income	—	—	—	—	115,722	—	115,722
Balance as of December 31, 2013	163,441	1,634	(3,637)	1,959,636	450,583	6,236	2,414,452
Issuance of common stock	5,270	53	—	398,554	—	—	398,607
Stock-based compensation expense	—	—	—	42,834	—	—	42,834
Common dividends declared ($0.16 per share)	—	—	—	—	(26,610)	—	(26,610)
Treasury stock issuance	—	—	549	(549)	—	—	—
Other comprehensive loss	—	—	—	—	—	(6,236)	(6,236)
Net income	—	—	—	—	634,382	—	634,382
Balance as of December 31, 2014	168,711	$1,687	$(3,088)	$2,400,475	$1,058,355	$—	$3,457,429

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation (“Range,” “we,” “us,” or “our”) is a Fort Worth, Texas-based independent natural gas, NGLs and oil company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian and Midcontinent regions of the United States. Our objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC.”

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all of our subsidiaries. Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting and are carried at our share of net assets plus loans and advances. Income from equity method investments represents our proportionate share of income generated by equity method investees and is included in brokered natural gas, marketing and other revenues in the accompanying consolidated statements of income. As of June 16, 2014, we no longer have income or loss from equity method investments. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and changes in these estimates are recorded when known.

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

Revenue Recognition, Accounts Receivable and Gas Imbalances

Natural gas, NGLs and oil sales are recognized when we deliver our production to the customer and collectability is reasonably assured. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types of agreements include transportation charges. We are reporting our gathering and transportation costs in accordance with Financial Accounting Standard Board (“FASB”) Section 605-45-05 of Subtopic 605-45 for Revenue Recognition. One type of agreement is a netback arrangement, under which we sell natural gas and oil at the wellhead and collect a price, net of transportation incurred by the purchaser. In this case, we record revenue at the price we received from the purchaser. In the case of NGLs, we receive a price from the purchaser (which is net of processing costs) which is recorded in revenue at the net price we receive. Under the other arrangement, we sell natural gas or oil at a specific delivery point, pay transportation, gathering and compression expenses to a third party and receive proceeds from the purchaser with no deduction. In that case, we record revenue at the price received from the purchaser and record the expenses we incur as transportation, gathering and compression expense.

We realize brokered margins as a result of buying and selling natural gas utilizing separate purchase and sale transactions, typically with separate counterparties, whereby Range or the counterparty takes titles to the natural gas purchased or sold. Revenues and expenses related to brokering natural gas are reported gross as part of revenue and expense in accordance with applicable accounting standards. In 2013, we purchased (and sold) natural gas which was used to blend our rich residue gas from the Southwest Marcellus Shale. In 2014, we also reported a margin from the release of transportation capacity where we have taken firm transportation ahead of our production volumes. Our brokered margin was a gain of $9.4 million in 2014 compared to a loss of $5.7 million in 2013. The amount of brokered margin was immaterial in 2012.

Although receivables are concentrated in the oil and gas industry, we do not view this as an unusual credit risk. We provide for an allowance for doubtful accounts for specific receivables judged unlikely to be collected based on the age of the receivable, our experience with the debtor, potential offsets to the amount owed and economic conditions. In certain instances, we require purchasers to post stand-by letters of credit. Many of our receivables are from joint interest owners of properties we operate. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. We have allowances for doubtful accounts relating to exploration and production receivables of $2.7 million at December 31, 2014 compared to $2.5 million at December 31, 2013. We recorded bad debt expense of $250,000 in both the year ended December 31, 2014 and 2013 compared to $750,000 in 2012.

Revenues from the production of natural gas, NGLs and oil on properties in which we have joint ownership are recorded under the sales method. Under the sales method, we and other joint owners may sell more or less than our entitled share of production. Should our sales exceed our share of remaining reasonable reserves, a liability is recorded. At December 31, 2014, we had recorded a net liability of $52,000 for those wells where it was determined that there were insufficient reserves to recover the imbalance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less. Outstanding checks in excess of funds on deposit are included in accounts payable on the consolidated balance sheets and the change in such overdrafts are classified as financing activities on the consolidated statements of cash flows.

Marketable Securities

Investments in unaffiliated equity securities held in our deferred compensation plans qualify as trading securities and are recorded at fair value. Investments held in the deferred compensation plans consist of various publicly-traded mutual funds. These funds include equity securities and money market instruments.

Inventory

Inventories were comprised of $11.8 million of materials and supplies at December 31, 2014 compared to $9.6 million at December 31, 2013. Inventories consist primarily of tubular goods used in our operations and are stated at the lower of specific cost of each inventory item or market, on a first-in, first-out basis. Our material and supplies inventory is primarily acquired for use in future drilling operations or repair operations. At December 31, 2014, we also had propane and ethane commodity inventory of $2.0 million, which is carried at lower of average cost or market, on a first-in, first-out basis. We had no commodity inventory as of December 31, 2013.

Natural Gas and Oil Properties

Property Acquisition Costs

We use the successful efforts method of accounting for natural gas and oil producing activities. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, delay rentals and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. The status of suspended well costs is monitored continuously and reviewed not less than quarterly. We capitalize successful exploratory wells and all developmental wells, whether successful or not. Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather our ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities and/or obtaining partner approval to drill additional appraisal wells. These activities are ongoing and are being pursued constantly. Consequently, our assessment of suspended exploratory well costs is continuous until a decision can be made that the project has found proved reserves to sanction the project or is noncommercial and is charged to exploration expense. For more information regarding suspended exploratory well costs, see Note 6.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of proved producing properties, including other property and equipment such as gathering lines related to natural gas and oil producing activities, is provided on the units of production method. Historically, we have adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs.

Impairments

Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These assets are reviewed for potential impairment at the lowest level for which there are identifiable cash flows that are largely independent of other groups of assets which is the level at which depletion is calculated. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization is less than the estimated expected undiscounted future net cash flows. The expected future net cash flows are estimated based on our plans to produce and develop reserves. Expected future net cash inflow from the sale of produced reserves is calculated based on estimated future prices and estimated operating and development costs. We estimate prices based upon market-related information including published futures prices. The estimated future level of production, which is based on proved and risk adjusted probable and possible reserves, has assumptions surrounding the future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climate. In certain circumstances, we also consider potential sales of properties to third parties in our estimates of cash flows. When the carrying value exceeds the sum of undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future net cash flows using a discount rate similar to that used by market participants) and the carrying value of the asset. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future natural gas and oil prices, an estimate of the ultimate amount of recoverable natural gas and oil reserves that will be produced from an asset group, the timing of future production, future production costs, future abandonment costs and future inflation. We cannot predict whether impairment charges may be required in the future. If natural gas, NGLs and oil prices decrease or drilling efforts are unsuccessful, we may be required to record additional impairments. For additional information regarding proved property impairments, see Note 11.

We evaluate our unproved property investment periodically for impairment. The majority of these costs generally relate to the acquisition of leasehold costs. The costs are capitalized and evaluated (at least quarterly) as to recoverability, based on changes brought about by economic factors and potential shifts in business strategy employed by management. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. Impairment of individually significant unproved property is assessed on a property-by-property basis considering a combination of time, geologic and engineering factors. Unproved properties had a net book value of $943.2 million as of December 31, 2014 compared to $807.0 million in 2013. We have recorded abandonment and impairment expense related to unproved properties of $47.1 million in the year ended December 31, 2014 compared to $51.9 million in 2013 and $125.3 million in 2012.

Dispositions

Proceeds from the disposal of natural gas and oil producing properties that are part of an amortization base are credited to the net book value of the amortization group with no immediate effect on income. However, gain or loss is recognized if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

Acquisitions

Acquisitions of proved properties are accounted for as business combinations and, accordingly, the results of operations are included in the accompanying consolidated statements of income from the closing date of the acquisition. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.

Other Property and Equipment

Other property and equipment includes such as buildings, furniture and fixtures, field equipment, leasehold improvements and data processing and communication equipment. These items are generally depreciated by individual components on a straight-line basis over their economic useful life, which is generally from three to ten years. Leasehold improvements are amortized over the lesser of their economic useful lives or the underlying terms of the associated leases. Depreciation expense was $12.9 million in the year ended December 31, 2014 compared to $13.2 million in both 2013 and 2012.

Other Assets

The expenses of issuing debt are capitalized and included in other assets in the accompanying consolidated balance sheets. These costs are amortized over the expected life of the related instruments. When debt is retired before maturity or modifications significantly change the cash flows, the related unamortized costs are expensed. Other assets at December 31, 2014 include $42.2 million of unamortized debt issuance costs, $68.5 million of marketable securities held in our deferred compensation plans and $10.3 million of other investments including surface acreage. Other assets at December 31, 2013 include $44.5 million of unamortized debt issuance costs, $67.8 million of marketable securities held in our deferred compensation plans and $9.0 million of other investments including surface acreage.

Stock-based Compensation Arrangements

The fair value of performance share unit awards (“PSUs”) is estimated on the date of grant using the Monte Carlo simulation method. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant. The fair value of stock-settled stock appreciation rights (“SARs”) is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The models employ various assumptions, based on management’s best estimates at the time of the grant, which impact the fair value calculated and ultimately, the expense that is recognized over the life of the awards. We have utilized historical data and analyzed current information to reasonably support these assumptions. The fair value of restricted stock awards (“Liability Awards”) and restricted stock unit awards (“Equity Awards”) is determined based on the fair market value of our common stock on the date of grant.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The expense we recognize is net of estimated forfeitures. We estimate our forfeiture rate based on prior experience and adjust it as circumstances warrant. Substantially all Liability Awards are deposited in our deferred compensation plans at the time of grant and are classified as a liability due to the fact that these awards are expected to be settled wholly or partially in cash. The fair value of the Liability Awards is updated at each balance sheet date with changes in the fair value of the vested portion of the awards recorded as increases or decreases to deferred compensation plan expense in the accompanying consolidated statements of income.

Derivative Financial Instruments and Hedging

All of our derivative instruments are issued to manage the price risk attributable to our expected natural gas, NGLs and oil production. While there is risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital and better access to bank and other capital markets. All unsettled derivative instruments are recorded in the accompanying consolidated balance sheets as either an asset or a liability measured at its fair value. In most cases, our derivatives are reflected on our consolidated balance sheets on a net basis by brokerage firm, when they are governed by master netting agreements. Changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows.

Effective March  1, 2013, we elected to discontinue hedge accounting prospectively. For more information, see Note 10. The effective portions of the discontinued deferred hedges as of March 1, 2013 were included in accumulated other comprehensive income (“AOCI”) and were transferred to earnings during the same periods in which the forecasted transactions were recognized in earnings. During 2014, the remaining AOCI hedging gains were transferred to earnings. Since discontinuing hedge accounting, all realized and unrealized gains and losses on derivatives are accounted for using the mark-to-market accounting method. We recognize all unrealized and realized gains and losses related to these contracts in each period in derivative fair value in the accompanying consolidated statements of income. At times, we have also entered into basis swap agreements, which do not qualify for hedge accounting and are marked to market. The price we receive for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively fix our basis adjustments.

From time to time, we may enter into derivative contracts and pay or receive premium payments at the inception of the derivative contract which represent the fair value of the contract at its inception. These amounts would be included within the net derivative asset or liability on our consolidated balance sheets. The amounts paid or received for derivative premiums reduce or increase the amounts of gains and losses that are recorded in the earnings each period as the derivative contracts settle. We have not acquired any hedges through a business combination and have not modified any existing derivative contracts.

Concentrations of Credit Risk

As of December 31, 2014, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative contracts. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries and are generally unsecured. To manage risks of collecting accounts receivable, we monitor our counterparties financial strength and/or credit ratings and where we deem necessary, obtain parent company guaranties, prepayments, letters of credit or other credit enhancements to reduce risk of loss. Our allowance for uncollectible receivables was $2.7 million at December 31, 2014 compared to $2.5 million at December 31, 2013.

For the year ended December 31, 2014, we had four customers that accounted for 10% or more of total natural gas, NGLs and oil sales. For the year ended December 31, 2013, we had four customers that accounted for 10% or more of total natural gas, NGLs and oil sales. For the year ended December 31, 2012, we had two customers that accounted for 10% or more of total natural gas, NGLs and oil sales. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, NGLs and oil production.

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

At December 31, 2014, our derivative counterparties included fifteen financial institutions, of which all but one are secured lenders in our bank credit facility. At December 31, 2014, our net derivative asset includes a receivable from the counterparty not included in our bank credit facility totaling $30.3 million. In determining fair value of derivative assets, we evaluate the risk of non-performance and incorporate factors such as amounts owed under other agreements permitting set off, as well as pricing of credit default swaps for the counterparty. Net derivative liabilities are determined in part by using our market based credit spread to incorporate Range’s theoretical risk of non-performance.

Asset Retirement Obligations

The fair value of asset retirement obligations is recognized in the period they are incurred, if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of natural gas and oil producing facilities and include costs to dismantle and relocate or dispose of production platforms, gathering systems, wells and related structures. Estimates are based on historical experience of plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates of the cost to plug and abandon the wells in the future and federal and state regulatory requirements. We are required to operate and maintain our natural gas pipeline systems and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, these assets have indeterminate lives. Depreciation of capitalized asset retirement costs will generally be determined on a units-of-production basis while accretion to be recognized will escalate over the life of the producing assets.

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

Accumulated Other Comprehensive Income

The following details the components of AOCI and related tax effects for the three years ended December 31, 2014. Amounts included in AOCI exclusively relate to our derivative activity. See footnote 10 for additional information on the discontinuance of hedge accounting (in thousands).

	Gross	Tax Effect	Net of Tax
Accumulated other comprehensive income at December 31, 2011	$254,678	$(98,051)	$156,627
Contract settlements reclassified to income	(236,305)	91,871	(144,434)
Change in unrealized deferred hedging gains	119,182	(47,466)	71,716
Accumulated other comprehensive income at December 31, 2012	137,555	(53,646)	83,909
Contract settlements reclassified to income	(120,443)	46,973	(73,470)
Change in unrealized deferred hedging losses	(6,890)	2,687	(4,203)
Accumulated other comprehensive income at December 31, 2013	10,222	(3,986)	6,236
Contract settlements reclassified to income	(10,222)	3,986	(6,236)
Accumulated other comprehensive income at December 31, 2014	$—	$—	$—

Accounting Pronouncements Implemented

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

Accounting Pronouncements Not Yet Adopted

In May 2014, an accounting standards update was issued for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us for the reporting period beginning January 1, 2017, with early application not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this new standard. We are evaluating our existing revenue recognition policies to determine whether any contracts will be affected by the new requirements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an update that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United

States auditing standards. This standard is effective for us in first quarter 2017 and early adoption is permitted. We do not expect the adoption of this standard to have any impact on our consolidated results of operations, financial position or cash flows.

(3)	ACQUISITIONS AND DISPOSITIONS

Conger Exchange Transaction

In April 2014, we entered into an exchange agreement with EQT Corporation and certain of its affiliates (collectively, “EQT”) in which we sold our Conger assets in Glasscock and Sterling Counties, Texas in exchange for producing properties and other EQT assets in Virginia and $145.0 million in cash, before closing adjustments (the “Conger Exchange”). We closed the exchange transaction on June 16, 2014. The assets exchanged met the definition of a business under accounting standards and was recorded at fair value. We recognized a pre-tax gain of $272.7 million related to this exchange, after selling expenses of $5.0 million, which is recognized as a gain on sale of assets in our consolidated statements of income for the year ended December 31, 2014. For the period from January 1, 2014 through June 16, 2014, we recognized $21.9 million of field net operating net income (defined as natural gas, oil and NGLs sales and net brokered margin, less direct operating expenses, production and ad valorem taxes and transportation expenses), compared to $48.7 million in the year ended December 31, 2013 and $40.2 million in the year ended December 31, 2012 for our Conger assets. The combined carrying amount of our Conger assets prior to the exchange was $271.8 million. The following table presents the fair value of assets acquired and liabilities assumed in the transaction (in thousands):

Conger Exchange
Consideration
Fair value of net assets transferred	$550,273

Fair value of assets acquired and liabilities assumed
Cash	$151,675
Working capital – Nora Gathering, LLC	12,731
Natural gas and oil properties	402,176
Transportation and field assets	7,793
Other liabilities-firm transportation contract	(12,175)
Asset retirement obligations	(11,927)
Fair value of net assets acquired and liabilities assumed	$550,273

In connection with the Conger Exchange, we acquired the remaining 50% interest held by EQT in Nora Gathering, LLC (“NGLLC”), a natural gas gathering operation, which we had previously accounted for using the equity method of accounting. As of June 16, 2014, we have consolidated NGLLC into our consolidated financial statements. Our previous 50% membership interest in NGLLC was remeasured to fair value of $134.8 million on the acquisition date, resulting in a gain of $10.0 million which is recognized in gain on sale of assets in our consolidated statements of income for the year ended December 31, 2014. We assumed trade receivables as part of the acquisition of NGLLC of $5.5 million, all of which we collected.

For the period from June 16, 2014 through December 31, 2014, we recognized $33.8 million of natural gas, oil and NGLs sales and we recognized $25.7 million of field net operating income (defined as natural gas, oil and NGLs sales less direct operating expenses, production and ad valorem taxes and transportation expenses) from the property interests acquired in the Conger Exchange.

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

The fair value of the Conger Exchange described above was based on an income approach which was supplemented by a market approach. For the natural gas and oil properties, the income approach uses significant inputs not observable in the market, which are Level 3 inputs. The significant inputs assumed include future production, costs and capital, commodity prices, risk-adjusted discount rates, natural gas and oil pricing differentials, and projected reserve recovery factors. The market approach uses inputs such as recent market transactions in a similar geographic region and with similar production. The income approach for the natural gas gathering operations was based on a discounted future net cash flow model, which uses Level 3 inputs and was supplemented by a market approach.

Dispositions

We recognized an aggregate gain on the sale of assets of $285.6 million in the year ended December 31, 2014 compared to $92.3 million in 2013 and $49.1 million in 2012. The following describes the significant divestitures that are included in income from operations:

●

As detailed above, we completed the Conger Exchange in June 2014 and we recognized a pre-tax gain of $287.7 million, before selling expenses of $5.0 million, which includes a $10.0 million gain on the remeasurement of our membership interest in NGLLC.

●

In April 2013, we completed the sale of our Delaware and Permian Basin properties in southeast New Mexico and West Texas for a price of $275.0 million and we recognized a pre-tax gain of $83.3 million, before selling expenses of $4.2 million.

●

In November 2012, we completed the sale of our Ardmore Woodford properties in Southern Oklahoma for cash proceeds of $135.0 million and we recognized a pre-tax gain of $55.2 million related to this sale.

●

During 2014, 2013 and 2012, we sold miscellaneous proved and unproved oil and gas properties, inventory, and other property and equipment and recorded a pre-tax gain of $2.9 million in 2014, compared to a pre-tax gain of $13.2 million in 2013 and a pre-tax loss of $6.1 million in 2012.

(4)	INCOME TAXES

Our income tax expense was $396.5 million for the year ended December 31, 2014 compared to $33.9 million in 2013 and $12.1 million in 2012. Reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State	3.1	(2.3)	0.7
State apportionment rate change	(0.2)	(14.9)	—
Non-deductible executive compensation	0.2	0.7	1.4
Valuation allowances	0.2	3.5	8.8
Other	0.2	0.6	2.2
Consolidated effective tax rate	38.5%	22.6%	48.1%

Income tax expense (benefit) attributable to income before income taxes consists of the following (in thousands):

	2014			2013			2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$—	$361,152	$361,152	$—	$58,527	$58,527	$—	$11,873	$11,873
U.S. state and local	1	35,350	35,351	(143)	(24,527)	(24,670)	(1,778)	1,959	181
Total	$1	$396,502	$396,503	$(143)	$34,000	$33,857	$(1,778)	$13,832	$12,054

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Current
Deferred compensation	$9,286	$9,128
Current portion of asset retirement obligation	5,745	1,854
Cumulative mark-to-market loss	584	15,193
Net operating loss carryforward	—	23,079
Other	9,921	7,936
Total current	25,536	57,190
Non-current
Net operating loss carryforward	176,812	57,266
Deferred compensation	64,656	91,094
Equity compensation	25,833	22,800
AMT credits and other credits	4,447	4,122
Non-current portion of asset retirement obligation	104,063	86,126
Cumulative mark-to-market loss	65	—
Other	987	1,116
Valuation allowance	(16,599)	(14,781)
Total non-current	360,264	247,743
Deferred tax liabilities:
Current
Net gain in AOCI related to hedge derivatives	—	(3,987)
Other	(2,350)	(1,789)
Cumulative mark-to-market gain	(138,773)	—
Total current	(141,123)	(5,776)
Non-current
Depreciation, depletion and investments	(1,342,039)	(1,010,757)
Cumulative mark-to-market gain	(15,410)	(6,424)
Other	(310)	(2,542)
Total non-current	(1,357,759)	(1,019,723)
Net deferred tax liability	$(1,113,082)	$(720,566)

At December 31, 2014, deferred tax liabilities exceeded deferred tax assets by $1.1 billion. As of December 31, 2014, we have a $7.8 million valuation allowance on the deferred tax asset related to our deferred compensation plan for planned future distributions to certain executives to the extent that their estimated future compensation plus distribution amounts would exceed the $1.0 million deductible limit provided under I.R.C. Section 162(m). We also have an $8.8 million valuation allowance on our Oklahoma net operating loss carryforwards.

At December 31, 2014, we had regular net operating loss (“NOL”) carryforwards of $641.4 million and alternative minimum tax (“AMT”) NOL carryforwards of $557.3 million that expire between 2018 and 2034. Our federal deferred tax asset related to regular NOL carryforwards at December 31, 2014 was $130.8 million, which is net of the Accounting Standards Codification 718, “Stock Compensation” reduction for unrealized benefits, related to NOL’s created by excess tax deductions that have not generated current tax benefits.  At December 31, 2014, we have AMT credit carryforwards of $665,000 that are not subject to limitation or expiration.

We file consolidated tax returns in the United States federal jurisdiction. We file separate company state income tax returns in Louisiana, Mississippi, Pennsylvania and Virginia and file consolidated or unitary state income tax returns in Oklahoma, Texas and West Virginia. We are subject to U.S. Federal income tax examinations for the years 2011 and after and we are subject to various state tax examinations for years 2010 and after. We have not extended the statute of limitation period in any income tax jurisdiction. Our policy is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties related to tax amounts as of December 31, 2014. Throughout 2014, our unrecognized tax benefits were not material.

(5)	NET INCOME PER COMMON SHARE

Basic income or loss per share attributable to common shareholders is computed as (i) income or loss attributable to common shareholders (ii) less income allocable to participating securities (iii) divided by weighted average basic shares outstanding. Diluted income or loss per share attributable to common stockholders is computed as (i) basic income or loss attributable to common shareholders (ii) plus diluted adjustments to income allocable to participating securities (iii) divided by weighted average diluted shares outstanding. The following table sets forth a reconciliation of net income or loss to basic income or loss attributable to common shareholders and to diluted income or loss attributable to common shareholders (in thousands except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income, as reported	$634,382	$115,722	$13,002
Participating basic earnings (a)	(10,725)	(1,975)	(460)
Basic net income attributed to common shareholders	623,657	113,747	12,542
Reallocation of participating earnings (a)	48	9	—
Diluted net income attributed to common shareholders	$623,705	$113,756	$12,542
Net income per common share:
Basic	$3.81	$0.71	$0.08
Diluted	$3.79	$0.70	$0.08
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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2014	2013	2012
Denominator:
Weighted average common shares outstanding – basic	163,625	160,438	159,431
Effect of dilutive securities:
Director and employee SARs and restricted stock Equity Awards	778	969	876
Weighted average common shares outstanding – diluted	164,403	161,407	160,307

Weighted average common shares – basic excludes 2.8 million shares of restricted stock Liability Awards held in our deferred compensation plans (although all awards are issued and outstanding upon grant) for both periods ending December 31, 2014 and December 31, 2013 and 2.9 million shares for the period ending December 31, 2012. SARs of 1,900 for the year ended December 31, 2014 compared to 226,000 in 2013 and 854,000 in 2012 were outstanding but not included in the computations of diluted net income per share because the grant prices of the SARs were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(6)	SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of income. The following table reflects the changes in capitalized exploratory well costs for the years ended December 31, 2014, 2013 and 2012 (in thousands, except for number of projects):

	2014	2013	2012
Balance at beginning of period	$6,964	$57,360	$93,388
Additions to capitalized exploratory well costs pending the determination of proved reserves	18,747	39,832	153,250
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(15,735)	(84,840)	(184,298)
Divested wells	—	—	(4,980)
Capitalized exploratory well costs charged to expense	(6,980)	(5,388)	—
Balance at end of period	2,996	6,964	57,360
Less exploratory well costs that have been capitalized for a period of one year or less	(2,996)	—	(45,965)
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—	$6,964	$11,395
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	—	1	5

(7)	INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at December 31, 2014 is shown parenthetically) (in thousands). No interest was capitalized during 2014, 2013, and 2012.

	December 31,
	2014	2013
Bank debt (2.0%)	$723,000	$500,000
Senior subordinated notes:
8.00% senior subordinated notes due 2019, net of $9,484 discount	—	290,516
6.75% senior subordinated notes due 2020	500,000	500,000
5.75% senior subordinated notes due 2021	500,000	500,000
5.00% senior subordinated notes due 2022	600,000	600,000
5.00% senior subordinated notes due 2023	750,000	750,000
Total debt	$3,073,000	$3,140,516

Bank Debt

On October 16, 2014, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets. The bank credit facility has a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. On December 31, 2014, bank commitments totaled $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations annually each May and for event-driven unscheduled redeterminations. Our current bank group is comprised of twenty-nine financial institutions, with no one bank holding more than 6% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. The commitment matures on October 16, 2019. As of December 31, 2014, the outstanding balance under the bank credit facility was $723.0 million with $105.3 million of undrawn letters of credit leaving $1.2 billion of borrowing capacity available under the commitment amount. During a non-investment grade period, borrowings under the bank facility can either be at the alternate base rate (“ABR,” as defined) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the Adjusted LIBO Rate (as defined) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to ABR loans or to convert all or any of the ABR loans to LIBOR loans. The weighted average interest rate was 2.0% for each of the years ended December 31, 2014 and 2013 and 2.2% for the year ended December 31, 2012. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At December 31, 2014, the commitment fee was 0.30%, the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our base rate loans.

At any time during which we have an investment grade debt rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and we have elected, at our discretion, to effect the investment grade rating period, certain collateral security requirements, including the borrowing base requirement and restrictive covenants will cease to apply, certain other restrictive covenants will become less restrictive and an additional financial covenant (as defined in the bank credit facility) will be temporarily imposed. During the investment grade period, borrowings under the bank credit facility can either be at the ABR plus a spread ranging from 0.125% to 0.75% or LIBOR borrowings plus a spread ranging from 1.125% to 1.75% depending on our debt rating. The commitment fee paid on the undrawn balance ranges from 0.15% to 0.30%.

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

Early Extinguishment of Debt

In 2014, we announced a call for the redemption of $300.0 million of our outstanding 8.0% senior subordinated notes due 2019 at 104.0% of par plus accrued and unpaid interest which were redeemed on June 26, 2014. In second quarter 2014, we recognized a $24.6 million loss on extinguishment of debt, including transaction call premium costs as well as expensing of the remaining deferred financing costs on the repurchased debt.

In 2013, we announced a call for the redemption of $250.0 million of our outstanding 7.25% senior subordinated notes due 2018 at 103.625% of par which were redeemed on May 2, 2013. In second quarter 2013, we recognized a $12.3 million loss on extinguishment of debt, including transaction call premium costs as well as expensing of the remaining deferred financing costs on the repurchased debt.

In 2012, we called our 7.5% senior subordinated notes due 2017 at 103.75% of par which we redeemed on December 28, 2012. In fourth quarter 2012, we recognized an $11.1 million loss on extinguishment of debt, including transaction call premium costs as well as expensing of the remaining deferred financing cost on repurchased debt.

Guarantees

Range Resources Corporation is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees by our wholly owned subsidiaries, which are directly or indirectly owned by Range, of our senior subordinated notes and our bank credit facility are full and unconditional and joint and several, subject to certain customary release provisions. A subsidiary guarantor may be released from its obligations under the guarantee:

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

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.25 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0. During an investment grade period in which Range has only one investment grade rating, an additional covenant is imposed whereby the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 to 1.0. We were in compliance with applicable covenants under the bank credit facility at December 31, 2014.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At December 31, 2014, we were in compliance with these covenants.

The following is the principal maturity schedule for our long-term debt outstanding as of December 31, 2014 (in thousands):

Year Ended December 31,
2015	$—
2016	—
2017	—
2018	—
2019	723,000
Thereafter	2,350,000
$3,073,000

(8)	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well life. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Beginning of period	$230,077	$146,478
Liabilities incurred	8,602	8,731
Acquisitions	11,927	—
Liability released	(8,309)	—
Liabilities settled	(4,442)	(424)
Disposition of wells	(13,951)	(3,129)
Accretion expense	15,226	10,778
Change in estimate	48,333	67,643
End of period	287,463	230,077
Less current portion	(15,067)	(5,037)
Long-term asset retirement obligations	$272,396	$225,040

Accretion expense is recognized as an increase to depreciation, depletion and amortization expense in the accompanying consolidated statements of income.

(9)	CAPITAL STOCK

We have authorized capital stock of 485.0 million shares, which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2012:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	163,342,894	162,514,098	161,131,547
Equity offering	4,560,000	−	−
Stock options/SARs exercised	195,242	278,916	926,425
Restricted stock grants	270,062	401,122	354,674
Restricted stock units vested	244,413	119,480	57,824
Treasury shares	15,566	29,278	43,628
Ending balance	168,628,177	163,342,894	162,514,098

Common Stock Dividends

The Board of Directors declared quarterly dividends of $0.04 per common share for each of the four quarters of 2014, 2013 and 2012. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, level of capital expenditures, our future business prospects and other matters our Board of Directors deem relevant. Our bank credit facility and our senior subordinated notes allow for the payment of common dividends, with certain limitations. Dividends are limited to our legally available funds.

(10)	DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap or collar contracts to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally NYMEX, approximated a net unrealized pre-tax gain of $401.7 million at December 31, 2014. These contracts expire monthly through December 2016. The following table sets forth the derivative volumes by year as of December 31, 2014:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2015	Collars	145,000 Mmbtu/day	$4.07–$4.56
2015	Swaps	412,390 Mmbtu/day	$4.15
2016	Swaps	120,000 Mmbtu/day	$4.15
Crude Oil
2015	Swaps	9,626 bbls/day	$90.57
2016	Swaps	1,000 bbls/day	$91.43
NGLs (C3 - Propane)
2015	Swaps	2,245 bbls/day	$0.95/gallon

NGLs (C5 - Natural Gasoline)
2015-First Quarter	Swaps	500 bbls/day	$2.14/gallon

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Through February 28, 2013, changes in the fair value of our derivatives that qualified for hedge accounting were recorded as a component of AOCI in the stockholders’ equity section of the accompanying consolidated balance sheets, which were later transferred to natural gas, NGLs and oil sales when the underlying physical transaction occurred and the hedging contract was settled. Due to the discontinuance of hedge accounting in early 2013, all remaining AOCI hedging gains were transferred to earnings in 2014. See additional discussion below regarding the discontinuance of hedge accounting. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings in derivative fair value income or loss.

For those derivative instruments that qualified for hedge accounting, settled transaction gains and losses were determined monthly and were included as increases or decreases to natural gas, NGLs and oil sales in the period the hedged production was sold. Through February 28, 2013, we had elected to designate our commodity instruments that qualified for hedge accounting as cash flow hedges. Natural gas, NGLs and oil sales include $10.2 million of gains in 2014 compared to $116.5 million in 2013 and $236.3 million in 2012 related to settled hedging transactions. Any ineffectiveness associated with these hedge derivatives are reflected in derivative fair value income or loss in the accompanying consolidated statements of income. The ineffective portion is calculated as the difference between the changes in fair value of the derivative and the estimated change in future cash flows from the item hedged. Derivative fair value for the year ended December 31, 2014 includes no ineffective gains or losses compared to ineffective loss of $2.9 million in the year ended December 31, 2013 and gains of $1.1 million in the year ended December 31, 2012.

Discontinuance of Hedge Accounting

Effective March 1, 2013, we elected to de-designate all commodity contracts that were previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively. AOCI included gains of $103.6 million ($63.2 million after tax) as of February 28, 2013. As a result of discontinuing hedge accounting, the marked-to-market values included in AOCI as of the de-designation date were frozen and were reclassified into earnings in natural gas, NGLs and oil sales in future periods as the underlying hedged transactions occurred. As of December 31, 2014, all frozen values have been reclassified to earnings.

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

Basis Swap Contracts

At December 31, 2014, we had natural gas basis swap contracts that are not designated for hedge accounting, which lock in the differential between NYMEX and certain of our physical pricing points in Appalachia. These contracts are for 35,164 Mmbtu/day and settle monthly through October 2015. The fair value of these contracts was a gain of $1.7 million on December 31, 2014.

Derivative assets and liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 is summarized below. As of December 31, 2014, we are conducting derivative activities with fifteen financial institutions, of which all but one are secured lenders in our bank credit facility. We believe all of these institutions are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of our counterparties is subject to periodic review. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements (in thousands).

		December 31, 2014
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$198,740	$—	$198,740
	–collars	57,460	—	57,460
	–basis swaps	2,442	(755)	1,687
Crude oil	–swaps	128,578	—	128,578
NGLs	–C3 swaps	14,727	—	14,727
	–C5 swaps	2,171	—	2,171
		$404,118	$(755)	$403,363

		December 31, 2014
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–basis swaps	$(755)	$755	$	−
		$(755)	$755	$	−

		December 31, 2013
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$4,240	$(1,218)	$3,022
	–collars	16,057	(7,671)	8,386
	–basis swaps	7,686	(7,686)	—
Crude oil	–swaps	3,567	(1,321)	2,246
NGLs	–C3 swaps	826	(826)	—
	–C4 swaps	863	(863)	—
	–C5 swaps	121	(121)	—
		$33,360	$(19,706)	$13,654

		December 31, 2013
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(4,790)	$1,218	$(3,572)
	–collars	(13,345)	7,671	(5,674)
	–basis swaps	(3,756)	7,686	3,930
Crude oil	–swaps	(4,711)	1,321	(3,390)
	–collars	(398)	—	(398)
NGLs	–C3 swaps	(18,172)	826	(17,346)
	–C4 swaps	(757)	863	106
	–C5 swaps	—	121	121
		$(45,929)	$19,706	$(26,223)

The effects of our cash flow hedges (or those derivatives that qualified for hedge accounting) on AOCI in the accompanying consolidated balance sheets is summarized below (in thousands):

	Year Ended December 31,
	Change in Hedge Derivative Fair Value		Realized Gain Reclassified from OCI Into Revenue (a)
	2014	2013	2014	2013

Swaps	$—	$125	$4,544	$15,171
Collars	—	(7,015)	5,678	105,272
Income taxes	—	2,687	(3,986)	(46,973)
	$—	$(4,203)	$6,236	$73,470
(a)

For gains upon contract settlement, the reduction in AOCI is offset by an increase in natural gas, NGLs and oil sales. For losses upon contract settlement, the increase in AOCI is offset by a decrease in natural gas, NGLs and oil sales.

The effects of our non-hedge derivatives (or those derivatives that do not qualify or are not designated for hedge accounting) and the ineffective portion of our hedge derivatives on our consolidated statements of income are summarized below (in thousands):

	Year Ended December 31,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)			Gain (Loss) Recognized in Income (Ineffective Portion)			Derivative Fair Value Income (Loss)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Swaps	$367,484	$(48,492)	$11,601	$—	$(2,034)	$(657)	$367,484	$(50,526)	$10,944
Re-purchased swaps	—	1,323	9,313	—	—	—	—	1,323	9,313
Collars	42,836	(15,166)	5,126	—	(896)	1,782	42,836	(16,062)	6,908
Call options	—	—	13,178	—	—	—	—	—	13,178
Put options	—	—	(30)	—	—	—	—	—	(30)
Basis swaps	(26,800)	3,440	1,124	—	—	—	(26,800)	3,440	1,124
Total	$383,520	$(58,895)	$40,312	$—	$(2,930)	$1,125	$383,520	$(61,825)	$41,437

(11)	FAIR VALUE MEASUREMENTS

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

Fair Values-Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2014
Trading securities held in the deferred compensation plans		$68,454	$—	$—	$68,454
Derivatives	–swaps	—	344,216	—	344,216
	–collars	—	57,460	—	57,460
	–basis swaps	—	1,687	—	1,687

		Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2013
Trading securities held in the deferred compensation plans		$67,776	$—	$—	$67,766
Derivatives	–swaps	—	(18,813)	—	(18,813)
	–collars	—	2,314	—	2,314
	–basis swaps	—	3,382	548	3,930

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using December 31, 2014 market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. As of December 31, 2013, we had four natural gas basis swaps categorized as Level 3 due to the forward price curve being unavailable for the regional sales point. As of December 31, 2014, we have no natural gas basis swaps categorized as Level 3. The following is a reconciliation of the net beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

2014
Beginning balance	$548
Changes in fair value of derivative instruments	2,979
Settlements received	(3,527)
Ending balance	$—

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains/losses are included in deferred compensation plan expense in the accompanying consolidated statements of income. For the year ended December 31, 2014, interest and dividends were $911,000 and mark-to-market was a loss of $2.4 million. For the year ended December 31, 2013, interest and dividends were $1.2 million and mark-to-market was a gain of $3.9 million. For the year ended December 31, 2012, interest and dividends were $1.4 million and mark-to-market was a gain of $4.7 million.

Fair Values-Non recurring

Due to declines in commodity prices and estimated reserves over the last three years, there were indications that the carrying values of certain of our natural gas and oil properties may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their fair value was measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. In some cases, we also considered the potential sale of certain of these properties. We recorded non-cash charges during the year ended 2014 of $5.5 million related to natural gas and oil properties in Mississippi, $18.5 million related to properties in West Texas and $4.0 million to fully impair our remaining oil and natural gas properties in North Texas. We recorded non-cash charges during the year ended 2013 of $7.0 million related to Gulf Coast onshore oil and gas properties. We recorded non-cash charges during the year ended 2012 of $31.1 million related to our Mississippi natural gas and oil properties and $3.2 million related to our remaining oil and natural gas properties in North Texas. Also in 2013 and 2012, we evaluated certain surface property we own which included a consideration for the potential sale of the assets and we recognized impairment charges of $741,000 in 2013 and $1.3 million in 2012. The following table presents the value of these assets measured at fair value on a nonrecurring basis at the time impairment was recorded (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Natural gas and oil properties	$15,605	$28,024	$500	$7,012	$12,604	$34,273
Surface property	—	—	5,550	741	6,269	1,281

Fair Values - Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars and basis swaps	$403,363	$403,363	$13,654	$13,654
Marketable securities(a)	68,454	68,454	67,766	67,766
Liabilities:
Commodity swaps, collars and basis swaps	—	—	(26,223)	(26,223)
Bank credit facility(b)	(723,000)	(723,000)	(500,000)	(500,000)
Deferred compensation plan(c)	(203,433)	(203,433)	(271,738)	(271,738)
8.00% senior subordinated notes due 2019(b)	—	—	(290,516)	(319,500)
6.75% senior subordinated notes due 2020(b)	(500,000)	(523,125)	(500,000)	(541,250)
5.75% senior subordinated notes due 2021(b)	(500,000)	(520,000)	(500,000)	(530,625)
5.00% senior subordinated notes due 2022(b)	(600,000)	(601,500)	(600,000)	(588,750)
5.00% senior subordinated notes due 2023(b)	(750,000)	(754,688)	(750,000)	(732,188)
(a)	Marketable securities are held in our deferred compensation plans that are actively traded on major exchanges.
(b)

The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior subordinated notes is based on end of period market quotes, which are Level 2 inputs.

(c)	The fair value of our deferred compensation plan is updated based on closing prices on the balance sheet date.

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

Description of the Plans

The 2005 Equity Based Compensation Plan (the “2005 Plan”) authorizes the Compensation Committee of the Board of Directors to grant, among other things, stock options, stock appreciation rights (“SARs”), performance share unit awards (“PSUs”) and restricted stock awards to employees and directors. The 2004 Non-Employee Director Stock Option Plan (the “Director Plan”) allows such grants to our non-employee directors of our Board of Directors. The 2005 Plan was approved by stockholders in May 2005 and replaced our 1999 Stock Option Plan. Since then, no new grants have been made from the 1999 Stock Option Plan. The number of shares that may be issued under the 2005 Plan is equal to (i) 5.6 million shares plus (ii) the number of shares subject to 1999 Stock Option Plan awards outstanding at May 18, 2005 that subsequently lapse or terminate without the underlying shares being issued plus (iii) subsequent shares approved by the shareholders. The Director Plan, which expired at the end of 2014, was approved by stockholders in May 2004 with no more than 450,000 shares of common stock to be issued under the Director Plan.

Stock-Based Awards

Stock options represent the right to purchase shares of stock in the future at the fair value of the stock on the date of grant. Most stock options granted under our stock option plans vest over a three-year period and expire five years from the date they were granted. Beginning in 2005, we began granting SARs to reduce the dilutive impact of our equity plans. Similar to stock options, SARs represent the right to receive a payment equal to the excess of the fair market value of shares of common stock on the date the right is exercised over the value of the stock on the date of grant. All SARs granted under the 2005 Plan will be settled in shares of stock, vest over a three-year period and have a maximum term of five years from the date they are granted. Beginning in first quarter 2011, the Compensation Committee of our Board of Directors began granting restricted stock units under our equity-based stock compensation plans. These restricted stock units, which we refer to as restricted stock Equity Awards, vest over a three-year period. In first quarter 2014, the Compensation Committee began granting PSU awards under our 2005 Plan. The number of shares to be issued is determined by our total shareholder return compared to the total shareholder return of a predetermined group of peer companies over the performance period. The PSU awards vest at the end of three years. The grant date fair value of the PSU awards is determined using a Monte Carlo simulation and is recognized as stock-based compensation expense over the three-year performance period. All awards granted have been issued at prevailing market prices at the time of grant and the vesting of these shares is based upon an employee’s continued employment with us.

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. Compensation expense is recognized over the balance of the vesting period, which is typically three years for employee grants and immediate vesting for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and the vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock awards have the right to vote such stock (by the trustee) and receive dividends thereon. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, the majority of these shares are placed in our deferred compensation plan and, upon vesting, withdrawals are allowed in either cash or in stock. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported in deferred compensation plan expense in the accompanying consolidated statements of income. Historically, we have used authorized but unissued shares of stock when restricted stock is granted. However, we also utilize treasury shares when available.

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock, PSUs and SARs grants. The following table details the amount of stock-based compensation that is allocated to functional expense categories (in thousands):

	2014	2013	2012
Operating expense	$4,208	$2,755	$2,415
Brokered natural gas and marketing expense	3,523	1,852	1,765
Exploration expense	4,569	4,025	4,049
General and administrative expense	55,382	55,737	44,541
Termination costs	2,999	—	—
Total	$70,681	$64,369	$52,770

Unlike the other forms of stock-based compensation mentioned above, the mark-to-market of the liability related to the vested restricted stock held in our deferred compensation plans is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories. The increase in the year ended 2013 stock-based compensation from 2012 is primarily due to additional expense of $10.0 million related to the acceleration of stock-based compensation for our former executive chairman who became a non-employee director on January 1, 2014. Stock-based compensation in the year ended December 31, 2014 includes $6.7 million of awards granted to our former executive chairman for his 2013 service while he was a Range officer, which were fully vested upon grant.  As part of the closure of our Oklahoma City office announced in first quarter 2015, unvested SARs, restricted stock and PSUs will be modified and fully vested effective with the closing of the office.  These costs were estimated at December 31, 2014 as probable to occur and $3.0 million was accrued within termination costs in the consolidated statements of income.  For the year ended December 31, 2014 and 2013, tax benefits realized for deductions that were in excess of the stock-based compensation expense were not recognized due to our net operating loss position.

Stock Appreciation Right Awards

We have two active equity-based stock plans, the 2005 Plan and the Director Plan. Under these plans, incentive and non-qualified stock options, stock appreciation rights, restricted stock units and various other awards may be issued to directors and employees pursuant to decisions of the Compensation Committee, which is made up of non-employee, independent directors from the Board of Directors. After December 31, 2014, no new grants will be issued from the Director Plan. All awards granted under these plans have been issued at prevailing market prices at the time of the grant. Of the 2.0 million grants outstanding at December 31, 2014, all grants relate to SARs. Information with respect to SARs activities is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,558,609	$41.47
Granted	754,471	64.14
Exercised	(1,860,367)	30.20
Expired/forfeited	(19,351)	48.00
Outstanding at December 31, 2012	3,433,362	52.52
Granted	470,617	75.82
Exercised	(1,269,323)	53.24
Expired/forfeited	(52,582)	53.56
Outstanding at December 31, 2013	2,582,074	56.36
Granted	1,104	81.74
Exercised	(616,563)	45.45
Expired/forfeited	(66)	46.44
Outstanding at December 31, 2014	1,966,549	$59.80

The following table shows information with respect to SARs outstanding and exercisable at December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 31.13–$ 39.99	3,260	0.58	$38.82	3,260	$38.82
40.00–49.99	542,206	0.49	46.47	542,206	46.47
50.00–59.99	355,856	1.38	52.35	355,856	52.35
60.00–69.99	614,909	2.33	64.18	422,546	64.21
70.00–79.99	448,418	3.30	75.88	196,064	76.30
80.00–81.15	1,900	3.69	81.15	1,900	81.15
Total	1,966,549	1.87	$59.80	1,521,832	$56.64

During 2014, we granted SARs to our former executive chairman in conjunction with his retirement from Range as an employee. During 2013 and 2012, we granted SARs to officers, non-officer employees and directors. The weighted average grant date fair value of these SARs, based on our Black-Scholes-Merton assumptions, is shown below:

	2014	2013	2012
Weighted average exercise price per share	$81.74	$75.82	$64.14
Expected annual dividend yield	0.20%	0.21%	0.25%
Expected life in years	4.3	3.7	3.7
Expected volatility	33%	35%	45%
Risk-free interest rate	1.4%	0.6%	0.5%
Weighted average grant date fair value per share	$23.17	$20.20	$21.32

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

The total intrinsic value (the difference in value between exercise and market price at the time of grant) of SARs exercised during the years ended December 31, 2014 was $27.1 million compared to $30.3 million in 2013 and $61.0 million in 2012. As of December 31, 2014, the aggregate intrinsic value of the awards outstanding was $4.2 million. The aggregate intrinsic value and weighted average remaining contractual life of SARs awards exercisable as of December 31, 2014 was $4.2 million and 1.6 years. As of December 31, 2014, the number of fully vested awards and awards expected to vest was 2.0 million shares. The weighted average exercise price and weighted average remaining contractual life of these awards were $59.72 and 1.9 years and the aggregate intrinsic value was $4.2 million. As of December 31, 2014, unrecognized compensation cost related to the awards was $3.9 million, which is expected to be recognized over a weighted average period of 1.1 years.

Performance Share Unit Awards

The following is a summary of our non-vested PSU awards outstanding at December 31, 2014:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—
Granted (a)	227,929	86.14
Vested (b)	(92,077)	86.23
Forfeited	(1,511)	82.60
Outstanding at December 31, 2014	134,341	$86.11

(a) Amounts granted reflect the number of performance units granted. The actual payout of shares may be between zero percent and 150% of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

(b) Primarily represents PSU awards granted to our prior executive chairman for the 2013 calendar year while he was a Range officer.

The following assumptions were used to estimate the fair value of PSUs granted during the year ended December 31, 2014:

Year Ended December, 31, 2014
Risk-free interest rate	0.77%
Expected annual volatility	33%
Grant date fair value per unit	$86.14

We recorded PSU compensation expense of $7.7 million in the year ended December 31, 2014 compared to none in the same period of 2013. As of December 31, 2014, there was $10.5 million of unrecognized compensation related to PSU awards to be recognized over a weighted average period of 2.3 years.

Restricted Stock Awards

Equity Awards

In 2014, we granted 356,000 restricted stock Equity Awards to employees which generally vest over a three-year period. We recorded compensation expense for these awards of $26.3 million in the year ended December 31, 2014. In 2013, we granted 402,000 restricted stock Equity Awards to employees which generally vest over a three-year period. We recorded compensation expense for these awards of $19.7 million in the year ended December 31, 2013. In 2012, we granted 364,000 restricted stock Equity Awards to employees which generally vest over a three-year period. We recorded compensation expense for these awards of $11.8 million in the year ended December 31, 2012. As of December 31, 2014, there was $26.9 million of unrecognized compensation related to Equity Awards expected to be recognized over a weighted average period of 1.8 years. Restricted stock Equity Awards are not issued to employees until such time they are vested and the employees do not have the option to receive cash.

Liability Awards

In 2014, we granted 272,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $87.34. This grant included 64,000 issued to non-employee directors, which vest immediately and 208,000 to employees with vesting generally over a three-year period. In 2013, we granted 425,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $75.53. This grant included 18,000 issued to non-employee directors, which vest immediately, and 407,000 to employees with vesting generally over a three-year period. In 2012, we granted 381,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $64.06. This grant included 14,700 issued to non-employee directors, which vest immediately, and 366,300 to employees with vesting generally over a three-year period. We recorded compensation expense for these Liability Awards of $25.2 million in the year ended December 31, 2014 compared to $27.4 million in 2013 and $21.5 million in 2012. As of December 31, 2014, there was $22.0 million of unrecognized compensation related to restricted stock Liability Awards expected to be recognized over a weighted average period of 1.8 years. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market is reported as deferred compensation expense in our consolidated statements of income (see additional discussion below). The proceeds received from the sale of stock held in our deferred compensation plan was $16.0 million in 2014. A summary of the status of our non-vested restricted stock outstanding at December 31, 2014 is summarized below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	221,609	$49.64	487,244	$48.76
Granted	364,082	63.44	380,808	64.06
Vested	(208,802)	56.73	(438,283)	52.17
Forfeited	(27,733)	58.65	(6,291)	54.54
Outstanding at December 31, 2012	349,156	59.08	423,478	58.91
Granted	402,053	71.26	424,809	75.53
Vested	(315,535)	62.43	(437,570)	64.36
Forfeited	(50,611)	65.29	(21,704)	57.31
Outstanding at December 31, 2013	385,063	68.24	389,013	71.02
Granted	356,194	84.87	272,052	87.34
Vested	(354,237)	72.85	(356,413)	75.52
Forfeited	(26,605)	75.66	(148)	77.35
Outstanding at December 31, 2014	360,415	$79.60	304,504	$80.33

401(k) Plan

We maintain a 401(k) benefit plan that allows employees to contribute up to 75% of their salary (subject to Internal Revenue Service limitations) on a pretax basis. Beginning in 2008, we began matching up to 6% of salary in cash. Prior to 2013, all contributions became fully vested after the individual employee had two years of service with us. Beginning in 2013, vesting of our contributions is immediate. In 2014, we contributed $5.8 million to the 401(k) Plan compared to $5.1 million in 2013. Employees have a variety of investment options in the 401(k) benefit plan.

Deferred Compensation Plan

Our deferred compensation plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected in the deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value in other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market income of $74.6 million in 2014 compared to $55.3 million expense in 2013 and $7.2 million expense in 2012. The Rabbi Trust held 2.8 million shares

(2.5 million of vested shares) of Range stock at December 31, 2014 compared to 2.8 million shares (2.4 million of vested shares) at December 31, 2013.

(13)	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided from operating activities included:
Income taxes (refunded from) paid to taxing authorities	$(156)	$(347)	$386
Interest paid	165,530	159,137	153,249
Non-cash investing and financing activities included:
Asset retirement costs capitalized, net	$56,822	$76,373	$57,982
Increase (decrease) in accrued capital expenditures	150,604	27,079	(94,121)

(14)	COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

We lease certain office space, office equipment, production facilities, compressors and transportation equipment under cancelable and non-cancelable leases. Rent expense under operating leases (including renewable monthly leases and amounts related to discontinued operations) totaled $13.3 million in 2014 compared to $13.1 million in 2013 and $13.8 million in 2012. Commitments related to these lease payments are not recorded in the accompanying consolidated balance sheets. Future minimum rental commitments under non-cancelable leases having remaining lease terms in excess of one year are as follows (in thousands):

Operating Lease Obligations
2015	$16,557
2016	12,700
2017	7,292
2018	5,660
2019	4,399
Thereafter	12,830
$59,438

Transportation and Gathering Contracts

We have entered into firm transportation and gathering contracts with various pipeline carriers for the future transportation and gathering of natural gas, NGLs and oil production primarily from our properties in Pennsylvania. Under these contracts, we are obligated to transport or gather minimum daily natural gas volumes, or pay for any deficiencies at a specified reservation fee rate. In most cases, our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. As of December 31, 2014, future minimum transportation and gathering fees under our commitments are as follows (in thousands):

Transportation and Gathering Contracts (a)
2015	$342,204
2016	366,836
2017	356,789
2018	321,385
2019	317,627
Thereafter	1,842,410
$3,547,251

(a) The amounts in this table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

In addition to the amounts included in the above table, we have entered into additional agreements which are contingent on certain pipeline and gathering line modifications and/or construction. These agreements range between five and twenty year terms and are expected to begin mid-2015 through 2017. Based on these contracts, we will have additional transportation and gathering obligations for natural gas volumes from 7,000 mcfe per day to 400,000 mcfe per day, ethane volumes of 20,000 bbls per day and propane volumes of 20,000 bbls per day through the end of the contract terms.

Delivery Commitments

We have various volume delivery commitments that are primarily related to our Midcontinent and Marcellus Shale areas. We expect to be able to fulfill our contractual obligations from our own production, however, we may purchase third party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2014, our delivery commitments through 2028 were as follows:

Year Ending December 31,	Natural Gas (mmbtu per day)	Ethane (bbls per day)
2015	313,180	15,000
2016	268,055	15,000
2017	139,840	15,000
2018	30,000	15,000
2019	30,000	15,000
2020	30,000	15,000
2021	30,000	15,000
2022—2028	—	15,000

In addition to the amounts included in the above table, we have contracted with several pipeline companies through 2033 to deliver ethane production volumes from our Marcellus Shale wells. These agreements and related fees, which are contingent upon pipeline construction and/or modification, are for 10,000 bbls per day starting in 2015, increasing to 20,000 bbls per day in late 2015, increasing to 30,000 bbls per day in 2017 and 45,000 bbls per day in 2018 through the end of the term.

Other

We have agreements in place for hydraulic fracturing including related equipment, material and labor for $12.0 million in 2015. We also have lease acreage that is generally subject to lease expiration if initial wells are not drilled within a specified period, generally between three to five years. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

(15)	EQUITY METHOD INVESTMENTS

We accounted for our investments in entities over which we had significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, we recorded our proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. We also evaluated our equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other than temporary decline in value of the investment. Such events include sustained operating losses by the investee or long-term negative changes in the investee’s industry. As of June 16, 2014, we no longer have equity method investments.

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

Investment in Nora Gathering, LLC

In May 2007, we completed the initial closing of a joint development arrangement with EQT Corporation (“EQT”). Pursuant to the terms of the arrangement, Range and EQT (“the parties”) agreed to, among other things, form a new pipeline and natural gas gathering operations entity, Nora Gathering, LLC (“NGLLC”). NGLLC was an unconsolidated investee created by the parties for the purpose of conducting pipeline, natural gas gathering, and transportation operations associated with the parties’ collective interests in properties in the Nora Field. In connection with the formation, we contributed cash of $94.7 million for a 50% membership interest in NGLLC. In the past three years, there were no additional contributions made to fund the expansion of the Nora Field gathering system infrastructure.

NGLLC followed a calendar year basis of financial reporting consistent with us and our equity in NGLLC earnings from the acquisition date is included in brokered natural gas, marketing and other revenue in the accompanying consolidated statements of income for 2014, 2013 and 2012. In 2014, we received partnership distributions of $7.0 million compared to $9.0 million in 2013 and $12.8 million in 2012. In determining our proportionate share of the net earnings of NGLLC, certain adjustments were required to be made to NGLLC’s reported results to eliminate the profits recognized by NGLLC included in the gathering and transportation fees charged to us on production in the Nora Field. For the six months ended June 30, 2014, our equity in losses of NGLLC of $277,000 reflects a reduction of $3.1 to eliminate the profit on gathering and transportation fees charged to us. For the year ended December 31, 2013, our equity in losses of NGLLC of $146,000 reflects a reduction of $7.7 million to eliminate the profit on the gathering and transportation fees charged to us. For the year ended December 31, 2012, our equity in the losses of NGLLC of $1.2 million reflects a reduction of $7.5 million to eliminate the profit on the gathering and transportation fees charged to us.

On June 16, 2014, as part of our Conger Exchange, we acquired the remaining 50% interest in NGLLC held by EQT. See Note 3 for additional information. As of June 2014, we have consolidated these operations into our consolidated financial statements.

(16) OFFICE CLOSING AND EXIT COSTS

In first quarter 2015, we announced the closing of our Oklahoma City administrative and operational office in order to lower our general and administrative expenses, due in part to lower commodity prices.  The properties will be operated from our office in Fort Worth.  As part of an ongoing benefit arrangement that was probable of occurring as of the end of the year, 2014 includes $8.4 million of accrued severance and accelerated vesting of SARs, restricted stock and PSUs.  Additional costs, including office rent and other employee-related termination costs, related to the closing of this office will be accrued during 2015 as required by GAAP.  The following table details the accrued liability as of December 31, 2014 (in thousands):

2014
Beginning balance	$—
Accrued termination costs	8,371
Ending balance	$8,371

(17)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited financial information on a quarterly basis for each of the last two years. Second quarter 2014 includes a gain of $280.1 million from the Conger Exchange. General and administrative expense in first quarter 2013 includes a $35.0 million Drummond lawsuit settlement accrual. Second quarter 2013 includes an additional $52.5 million related to the Drummond legal settlement. Second quarter 2013 also includes a gain of $79.4 million from the sale of our Delaware and Permian basin properties in southeast New Mexico and West Texas. The fourth quarter 2013 deferred tax expense includes a $21.2 million benefit for state apportionment rate adjustments (in thousands, except per share data):

	2014
	March	June	September	December	Total
Revenues and other income:
Natural gas, NGLs and oil sales	$572,017	$477,517	$446,067	$416,388	$1,911,989
Derivative fair value (loss) income	(146,850)	(24,109)	142,057	412,422	383,520
(Loss) gain on the sale of assets	(353)	282,064	167	3,760	285,638
Brokered natural gas, marketing and other	32,528	30,052	28,324	39,644	130,548
Total revenue and other income	457,342	765,524	616,615	872,214	2,711,695
Costs and expenses:
Direct operating	39,795	34,935	37,792	37,961	150,483
Transportation, gathering and compression	74,161	76,809	84,777	89,542	325,289
Production and ad valorem taxes	11,678	10,844	10,110	11,923	44,555
Brokered natural gas and marketing	34,129	34,775	28,706	32,370	129,980
Exploration	14,846	13,621	11,443	23,638	63,548
Abandonment and impairment of unproved properties	9,995	9,332	13,444	14,308	47,079
General and administrative	49,212	56,888	54,963	52,363	213,426
Termination costs	—	—	—	8,371	8,371
Deferred compensation plan	(2,035)	10,519	(46,198)	(36,836)	(74,550)
Interest expense	45,401	45,488	39,188	38,900	168,977
Loss on early extinguishment of debt	—	24,596	—	—	24,596
Depletion, depreciation and amortization	128,682	133,361	142,450	146,539	551,032
Impairment of proved properties and other	—	24,991	—	3,033	28,024
Total costs and expenses	405,864	476,159	376,675	422,112	1,680,810
Income before income taxes	51,478	289,365	239,940	450,102	1,030,885
Income tax expense (benefit):
Current	6	(1)	—	(4)	1
Deferred	18,951	117,977	93,522	166,052	396,502
	18,957	117,976	93,522	166,048	396,503
Net income	$32,521	$171,389	$146,418	$284,054	$634,382
Net income per common share:
Basic	$0.20	$1.04	$0.87	$1.68	$3.81
Diluted	$0.20	$1.04	$0.86	$1.68	$3.79

	2013
	March	June	September	December	Total
Revenues and other income:
Natural gas, NGLs and oil sales	$398,239	$437,678	$431,214	$448,545	$1,715,676
Derivative fair value (loss) income	(99,875)	137,760	(40,355)	(59,355)	(61,825)
(Loss) gain on the sale of assets	(166)	83,287	6,008	3,162	92,291
Brokered natural gas, marketing and other	21,041	14,631	45,171	35,734	116,577
Total revenue and other income	319,239	673,356	442,038	428,086	1,862,719
Costs and expenses:
Direct operating	30,188	32,636	30,907	34,360	128,091
Transportation, gathering and compression	62,416	66,048	60,958	66,820	256,242
Production and ad valorem taxes	11,383	11,113	11,454	11,290	45,240
Brokered natural gas and marketing	22,315	16,662	51,117	41,692	131,786
Exploration	16,780	13,068	20,496	14,065	64,409
Abandonment and impairment of unproved properties	15,218	19,156	11,692	5,852	51,918
General and administrative	84,058	101,987	44,919	60,207	291,171
Deferred compensation plan	42,360	(6,878)	(2,225)	22,039	55,296
Interest expense	42,210	45,071	44,321	44,955	176,557
Loss on early extinguishment of debt	—	12,280	—	—	12,280
Depletion, depreciation and amortization	115,101	119,995	130,343	126,958	492,397
Impairment of proved properties and other	—	741	7,012	—	7,753
Total costs and expenses	442,029	431,879	410,994	428,238	1,713,140
(Loss) income before income taxes	(122,790)	241,477	31,044	(152)	149,579
Income tax (benefit) expense:
Current	25	(25)	—	(143)	(143)
Deferred	(47,205)	97,519	11,866	(28,180)	34,000
	(47,180)	97,494	11,866	(28,323)	33,857
Net (loss) income	$(75,610)	$143,983	$19,178	$28,171	$115,722
Net (loss) income per common share:
Basic	$(0.47)	$0.88	$0.12	$0.17	$0.71
Diluted	$(0.47)	$0.88	$0.12	$0.17	$0.70

(18)	SUPPLEMENTAL INFORMATION ON NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

Our natural gas and oil producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	December 31,
	2014	2013	2012
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$9,624,725	$8,225,859	$7,368,308
Unproved properties	943,246	807,022	743,467
Total	10,567,971	9,032,881	8,111,775
Accumulated depreciation, depletion and amortization	(2,590,398)	(2,274,444)	(2,015,591)
Net capitalized costs	$7,977,573	$6,758,437	$6,096,184
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (a)

	December 31,
	2014	2013	2012
	(in thousands)
Acquisitions (b)	$404,252	$—	$—
Acreage purchases	226,475	137,538	188,843
Development	1,119,896	938,668	1,049,129
Exploration:
Drilling	180,925	189,742	309,816
Expense	58,979	60,384	65,758
Stock-based compensation expense	4,569	4,025	4,049
Gas gathering facilities:
Development	13,137	47,086	41,035
Subtotal	2,008,233	1,377,443	1,658,630
Asset retirement obligations	56,822	76,373	57,982
Total costs incurred	$2,065,055	$1,453,816	$1,716,612
(a)	Includes cost incurred whether capitalized or expensed.
(b)

See also Note 3 for additional information related to the Conger Exchange which includes $134.8 million of gas gathering assets received in the exchange and $11.9 million of asset retirement obligations added in the exchange.

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

Reserves of natural gas, NGLs, crude oil and condensate are estimated by our petroleum engineering staff and are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes, production taxes and other economic factors.

Reserve Audit

All reserve information in this report is based on estimates prepared by our petroleum engineering staff. At year-end 2014, the following independent petroleum consultants conducted an audit of our reserves: DeGolyer and MacNaughton (Midcontinent) and Wright and Company, Inc. (Appalachia). These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. At December 31, 2014, these consultants collectively audited approximately 96% of our proved reserves. Copies of the summary reserve reports prepared by each of these independent petroleum consultants are included as an exhibit to this Annual Report on Form 10-K. The technical person at each independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished during the reserves audit process. Throughout the year, our technical team meets periodically with representatives of each of our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any significant changes to our proved reserves. We provide historical information to our consultants for our largest producing properties such as ownership interest, natural gas, NGLs and oil production, well test data, commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review identified reserve differences. The reserve auditor estimates of proved reserves and the pre-tax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater than those of the auditors and some may be less than the estimates of the reserve auditors. When such differences do not exceed 10% in the aggregate, our reserve auditors are satisfied that the proved reserves and pre-tax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analysis.

Historical variances between our reserve estimates and the aggregate estimates of our independent petroleum consultants have been less than 5%. All of our reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, who reports directly to our Chairman, President and Chief Executive Officer. Mr. Alan Farquharson, our Senior Vice President of Reservoir Engineering and Economics, holds a Bachelor of Science degree in Electrical Engineering from the

Pennsylvania State University. Before joining Range, he held various technical and managerial positions with Amoco, Hunt Oil and Union Pacific Resources and has more than thirty-five years of engineering experience in the oil and gas industry. During the year, our reserves group may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions.

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

The average realized prices used at December 31, 2014 to estimate reserve information were $79.04 per barrel of oil, $27.20 per barrel of NGLs and $4.14 per mcf for gas, using a benchmark (NYMEX) of $94.42 per barrel and $4.35 per Mmbtu. The average realized prices used at December 31, 2013 to estimate reserve information were $86.66 per barrel of oil, $25.93 per barrel of NGLs and $3.75 per mcf for gas, using a benchmark (NYMEX) of $97.33 per barrel and $3.67 per Mmbtu. The average realized prices used at December 31, 2012 to estimate reserve information were $86.91 per barrel of oil, $32.23 per barrel of NGLs and $2.75 per mcf for gas, using a benchmark (NYMEX) of $95.05 per barrel and $2.76 per MMbtu.

	Natural Gas	NGLs	Crude Oil and Condensate	Natural Gas Equivalents
	(Mmcf)	(Mbbls)	(Mbbls)	(Mmcfe) (a)
Proved developed and undeveloped reserves:
Balance, December 31, 2011	4,009,676	142,515	31,532	5,053,961
Revisions	76,925	3,036	2,316	109,036
Extensions, discoveries and additions	996,059	113,392	15,131	1,767,202
Purchases	—	—	—	—
Property sales	(73,429)	(11,575)	(1,046)	(149,153)
Production	(216,555)	(6,969)	(2,851)	(275,476)
Balance, December 31, 2012	4,792,676	240,399	45,082	6,505,570
Revisions	384,825	7,743	2,935	448,898
Extensions, discoveries and additions	853,746	135,810	10,723	1,732,944
Purchases	—	—	—	—
Property sales	(101,074)	(286)	(6,553)	(142,116)
Production	(264,528)	(9,254)	(3,827)	(343,022)
Balance, December 31, 2013	5,665,645	374,412	48,360	8,202,274
Revisions	(30,566)	19,716	515	90,822
Extensions, discoveries and additions	1,393,108	154,664	12,936	2,398,709
Purchases	262,813	—	—	262,813
Property sales	(81,238)	(14,064)	(9,083)	(220,122)
Production	(286,926)	(18,821)	(4,070)	(424,267)
Balance, December 31, 2014	6,922,836	515,907	48,658	10,310,229
Proved developed reserves:
December 31, 2012	2,373,604	154,984	25,667	3,457,502
December 31, 2013	2,797,483	206,477	26,054	4,192,666
December 31, 2014	3,583,051	270,271	24,180	5,349,761
Proved undeveloped reserves:
December 31, 2012	2,419,072	85,415	19,415	3,048,068
December 31, 2013	2,868,162	167,935	22,306	4,009,608
December 31, 2014	3,339,785	245,636	24,478	4,960,468
(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship of oil and natural gas prices.

During 2014, we added approximately 2.4 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 58% of 2014 reserve additions were attributable to natural gas. Included in 2014 proved reserves is a total of 1,170 Bcfe of ethane reserves (264.3 Mmbbls) in the Marcellus Shale. Revisions of previous estimates of a net 91 Bcfe includes positive performance revisions, improved recovery primarily from our Marcellus Shale natural gas properties and positive price revisions are somewhat offset by reserves of 611 Bcfe reclassified to unproved as we continue to see success from drilling longer laterals, increasing the number of frac stages and better lateral targeting which caused some previously planned wells to not be drilled within the original five-year development horizon.

During 2013, we added approximately 1.7 Tcfe of proved reserves from drilling activities and valuation of proved areas primarily in the Marcellus Shale. Approximately 49% of 2013 reserve additions were attributable to natural gas. Also, included in 2013 proved reserves is a total of 676 Bcfe of ethane reserves (155.8 Mmbbls) in the Marcellus Shale. Revisions of previous estimates of a net 449 Bcfe includes positive performance revisions and improved recovery primarily from our Marcellus Shale natural gas properties and positive pricing revisions, somewhat offset by reserves reclassified to unproved because of a slower pace of development activity beyond the five-year development horizon.

During 2012, we added approximately 1.8 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 56% of the 2012 reserve additions were attributable to natural gas. Also included in 2012 additions is 307 Bcfe of ethane reserves (51.2 Mmbbls) in the Marcellus Shale which was associated with initial ethane deliveries under contracts commencing in 2013. Revisions of previous estimates of a net 109 Bcfe include positive performance revisions primarily from our Marcellus Shale natural gas properties, partially offset by negative pricing revisions.

The following details the changes in proved undeveloped reserves for 2014 (Mmcfe):

Beginning proved undeveloped reserves at December 31, 2013	4,009,608
Undeveloped reserves transferred to developed	(620,167)
Revisions (a)	(147,019)
Purchases/ (sales)	(58,045)
Extension and discoveries	1,776,091
Ending proved undeveloped reserves at December 31, 2014	4,960,468

(a) Includes 611,341 Mmcfe of proved undeveloped reserves dropped due to the five year rule.

Approximately $591.0 million was spent during 2014 related to undeveloped reserves that were transferred to developed reserves. Estimated future development costs of proved undeveloped reserves are projected to be approximately $981.1 million in 2015, $1.0 billion in 2016 and $993.5 million in 2017. Included in proved undeveloped reserves at December 31, 2014 are approximately 3 bcfe of reserves (less than 1% of total proved undeveloped reserves) that have been reported for five or more years. All proved undeveloped drilling locations are scheduled to be drilled prior to the end of 2019.

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
2.

For the years ended 2014, 2013 and 2012, estimated future cash inflows are calculated by applying a twelve-month average price of natural gas, NGLs and oil relating to our proved reserves to the quantities of those reserves produced in each future year.

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

	As of December 31,
	2014	2013
	(in thousands)
Future cash inflows	$46,507,646	$35,143,097
Future costs:
Production	(15,239,210)	(10,176,140)
Development (a)	(4,275,693)	(3,938,296)
Future net cash flows before income taxes	26,992,743	21,028,661
Future income tax expense	(8,900,383)	(6,913,196)
Total future net cash flows before 10% discount	18,092,360	14,115,465
10% annual discount	(10,499,333)	(8,253,234)
Standardized measure of discounted future net cash flows	$7,593,027	$5,862,231

(a) 2014 includes $439.6 million of undiscounted future asset retirement costs estimated as of December 31, 2014, using current estimates of future abandonment costs.

The following table summarizes changes in the standardized measure of discounted future net cash flows.

	December 31,
	2014	2013	2012
	(in thousands)
Revisions of previous estimates:
Changes in prices and production costs	$5,069	$2,172,704	$(2,498,616)
Revisions in quantities	102,760	513,168	88,190
Changes in future development and abandonment costs	(407,688)	(275,468)	(354,766)
Net change in income taxes	(441,935)	(1,299,227)	832,830
Accretion of discount	789,754	395,989	608,381
Purchases of reserves in place	297,358	—	—
Additions to proved reserves from extensions, discoveries and improved recovery	2,713,999	1,981,054	1,429,340
Natural gas, NGLs and oil sales, net of production costs	(1,391,663)	(1,286,103)	(976,224)
Development costs incurred during the period	755,384	462,862	562,329
Sales of reserves in place	(249,055)	(162,463)	(120,637)
Timing and other	(443,187)	135,910	(861,919)
Net change for the year	1,730,796	2,638,426	(1,291,092)
Beginning of year	5,862,231	3,223,805	4,514,897
End of year	$7,593,027	$5,862,231	$3,223,805

RANGE RESOURCES CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
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

3.2	Amended and Restated By-laws of Range (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)
4.1	Form of 6.75% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit A to Exhibit 4.2 on Form 8-K (File No. 001-12209) as filed with the SEC on August 12, 2010)
4.2

Indenture dated August 12, 2010 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.1 on Form 8-K (File No. 001-12209) as filed with the SEC on August 12, 2010)

4.3	Form of 5.75% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit A to Exhibit 4.2 on Form 8-K (File No. 001-12209) as filed with the SEC on May 25, 2011)
4.4

Indenture dated May 25, 2011 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on May 25, 2011)

4.5

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

4.7	Form of 5.00% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)
4.8

Indenture dated March 9, 2012 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.9	Form of 5.00% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)
4.10

Indenture dated March 18, 2013 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)

4.11

Registration Rights Agreement dated March 18, 2013 by and among Range Resources Corporation, the Initial Guarantors (as defined therein), and the Representatives (as defined therein) (incorporated by reference to Exhibit 4.2 on our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)

10.01

Fifth Amended and Restated Credit Agreement, dated as of October 16, 2014 among Range (as borrowers) and JPMorgan Chase Bank, N.A. and the institutions named (therein) as lenders, JPMorgan Chase as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on October 20, 2014)

Exhibit Number	Exhibit Description
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

10.04

First Amendment to the Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

10.05

Second Amendment to the Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 19, 2011)

10.06	2004 Non-Employee Director Stock Option Plan effective December 31, 2004 (incorporated by reference to Exhibit 4.2 to our Form S-8 (File No. 333-116320) as filed with the SEC on June 9, 2004)
10.07	Amended and Restated 1999 Stock Option Plan (as amended May 21, 2003) (incorporated by reference to Exhibit 4.1 to our Form S-8 (File No. 333-105895) as filed with the SEC on June 6, 2003)
10.08

Fourth Amendment to the Amended and Restated 1999 Stock Option Plan dated May 19, 2004 (incorporated by reference to Exhibit 4.1 to our Form S-8 (File No. 333-116320) as filed with the SEC on June 9, 2004)

10.09	Range Resources Corporation 401(k) Plan (incorporated by reference to Exhibit 10.14 to our Form S-4 (File No. 333-108516) as filed with the SEC on September 4, 2003)
10.10

Amended and Restated Range Resources Corporation Executive Change in Control Severance Benefit Plan effective December 31, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on December 5, 2008)

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to our Form 8-K (File No. 001-12209) as filed with the SEC on February 17, 2009)
10.12	Separation agreement between Range Production Company and Mark Whitley (incorporated by reference to Exhibit 10.16 to our Form 10-K (File No. 001-12209) as filed with the SEC on February 27, 2013)
10.13

Purchase Agreement dated March 4, 2013, among Range Resources Corporation, the Guarantors (defined therein), JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to our Form-8K (File No. 001-12209) as filed with the SEC on March 6, 2013)

21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of DeGoyler and MacNaughton, independent consulting engineers
23.3*	Consent of Wright and Company, independent consulting engineers
31.1*	Certification by the Chairman and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chairman and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of DeGoyler and MacNaughton, independent consulting engineers
99.2*	Report of Wright and Company, independent consulting engineers
101.INS*	XBRL Instance Document

Exhibit Number	Exhibit Description
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.