Form 10-Q
period 2015-03-31
RANGE RESOURCES CORP
filed 2015-04-28
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

    Yes  ☐    No  ☑

169,072,268 Common Shares were outstanding on April 27, 2015

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2015

Unless the context otherwise indicates, all references in this report to “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries and its ownership interests in equity method investments.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$519	$448
Accounts receivable, less allowance for doubtful accounts of $2,982 and $2,719	134,261	188,941
Derivative assets	358,544	363,049
Inventory and other	17,315	17,854
Total current assets	510,639	570,292
Derivative assets	71,311	40,314
Natural gas and oil properties, successful efforts method	10,687,735	10,567,971
Accumulated depletion and depreciation	(2,581,753)	(2,590,398)
	8,105,982	7,977,573
Other property and equipment	127,920	127,808
Accumulated depreciation and amortization	(92,942)	(90,227)
	34,978	37,581
Other assets	121,977	121,020
Total assets	$8,844,887	$8,746,780

Liabilities
Current liabilities:
Accounts payable	$278,248	$396,942
Asset retirement obligations	17,689	15,067
Accrued liabilities	170,034	187,973
Accrued interest	22,994	39,695
Derivative liabilities	1,142	—
Deferred tax liabilities	121,198	115,587
Total current liabilities	611,305	755,264
Bank debt	912,000	723,000
Subordinated notes	2,350,000	2,350,000
Deferred tax liabilities	1,014,250	997,494
Deferred compensation liabilities	173,134	178,599
Asset retirement obligations and other liabilities	294,742	284,994
Total liabilities	5,355,431	5,289,351
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 168,996,100 issued at March 31, 2015 and 168,711,131 issued at December 31, 2014	1,690	1,687
Common stock held in treasury, 73,537 shares at March 31, 2015 and 82,954 shares at December 31, 2014	(2,762)	(3,088)
Additional paid-in capital	2,411,248	2,400,475
Retained earnings	1,079,280	1,058,355
Total stockholders’ equity	3,489,456	3,457,429
Total liabilities and stockholders’ equity	$8,844,887	$8,746,780

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues and other income:
Natural gas, NGLs and oil sales	$325,483	$572,017
Derivative fair value income (loss)	122,839	(146,850)
Loss on the sale of assets	(175)	(353)
Brokered natural gas, marketing and other	14,485	32,528
Total revenues and other income	462,632	457,342
Costs and expenses:
Direct operating	37,137	39,795
Transportation, gathering and compression	89,426	74,161
Production and ad valorem taxes	9,928	11,678
Brokered natural gas and marketing	21,562	34,129
Exploration	7,886	14,846
Abandonment and impairment of unproved properties	11,491	9,995
General and administrative	48,329	49,212
Termination costs	5,950	—
Deferred compensation plan	(5,624)	(2,035)
Interest	39,207	45,401
Depletion, depreciation and amortization	147,290	128,682
Total costs and expenses	412,582	405,864
Income before income taxes	50,050	51,478
Income tax expense:
Current	—	6
Deferred	22,366	18,951
	22,366	18,957
Net income	$27,684	$32,521
Net income per common share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20
Dividends paid per common share	$0.04	$0.04
Weighted average common shares outstanding:
Basic	166,039	160,794
Diluted	166,066	161,825

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$27,684	$32,521
Other comprehensive income:
De-designated hedges reclassified into natural gas, NGLs and oil sales, net of taxes (1)	—	(1,240)
Total comprehensive income	$27,684	$31,281

(1) Amounts are net of income tax benefit of $924 for the three months ended March 31, 2014. As of March 31, 2013, we elected to discontinue hedge accounting prospectively and as of December 31, 2014, all remaining accumulated other comprehensive income (“AOCI”) hedging gains had been transferred to earnings.

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014

Operating activities:
Net income	$27,684	$32,521
Adjustments to reconcile net income to net cash provided from operating activities:
Loss from equity method investments, net of distributions	—	2,732
Deferred income tax expense	22,366	18,951
Depletion, depreciation and amortization	147,290	128,682
Exploration dry hole costs	103	1
Abandonment and impairment of unproved properties	11,491	9,995
Derivative fair value (income) loss	(122,839)	146,850
Cash settlements on derivative financial instruments that do not qualify for hedge accounting	97,490	(104,584)
Allowance for bad debt	250	—
Amortization of deferred financing costs, loss on extinguishment of debt and other	1,358	2,873
Deferred and stock-based compensation	9,218	12,593
Loss on the sale of assets	175	353
Changes in working capital:
Accounts receivable	54,435	(41,643)
Inventory and other	(1,072)	(5,358)
Accounts payable	7,098	9,997
Accrued liabilities and other	(44,409)	(32,742)
Net cash provided from operating activities	210,638	181,221
Investing activities:
Additions to natural gas and oil properties	(357,780)	(226,331)
Additions to field service assets	(672)	(3,084)
Acreage purchases	(30,126)	(50,690)
Equity method investments	—	2,511
Proceeds from disposal of assets	10,660	294
Purchases of marketable securities held by the deferred compensation plan	(4,664)	(8,247)
Proceeds from the sales of marketable securities held by the deferred compensation plan	4,922	9,310
Net cash used in investing activities	(377,660)	(276,237)
Financing activities:
Borrowing on credit facilities	542,000	412,000
Repayment on credit facilities	(353,000)	(318,000)
Debt issuance costs	(1,700)	—
Dividends paid	(6,759)	(6,550)
Change in cash overdrafts	(15,341)	(1,122)
Proceeds from the sales of common stock held by the deferred compensation plan	1,893	8,586
Net cash provided from financing activities	167,093	94,914
Increase (decrease) in cash and cash equivalents	71	(102)
Cash and cash equivalents at beginning of period	448	348
Cash and cash equivalents at end of period	$519	$246

See accompanying notes.

RANGE RESOURCES CORPORATION

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(2) BASIS OF PRESENTATION

Presentation

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015. The results of operations for first quarter 2015 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

In May 2014, an accounting standards update was issued for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us for the reporting period beginning January 1, 2017, with early application not permitted. Entities have the option of using either a full retrospective or modified approach to adopt the new standard. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements or decided upon the method of adoption.

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

Recently Adopted

In April 2014 an accounting standards update was issued that raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other material disposal transactions that do not meet the revised definition of a discontinued operation. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale (2) has been disposed of other than by a sale or (3) is classified as held for sale. This accounting standards update was effective for annual periods beginning on or after December 15, 2014 and is applied prospectively. Early adoption was permitted but only for disposals (or classifications that are held for sale) that had not been reported in financial statements previously issued or available for use. We adopted this new standard in first quarter 2014 and, as a result, the Conger Exchange is not reported as a discontinued operation.

(4) ACQUISITIONS AND DISPOSITIONS

2015 Dispositions

In first quarter 2015, we sold miscellaneous unproved property, proved property and inventory for proceeds of $10.7 million resulting in a pre-tax loss of $175,000. Included in the $10.7 million of proceeds is $10.5 million received from the sale of West Texas properties which closed in February 2015.

2014 Dispositions

In first quarter 2014, we sold miscellaneous unproved and proved property for proceeds of $294,000 resulting in a pre-tax loss of $353,000.

Conger Exchange Transaction

In April 2014, we entered into an exchange agreement with EQT Corporation and certain of its affiliates (collectively, “EQT”) in which we sold our Conger assets in Glasscock and Sterling Counties, Texas in exchange for producing properties and gas gathering assets in Virginia and $145.0 million in cash, before closing adjustments. We closed the exchange transaction in June 2014 and recognized a pre-tax gain of $282.7 million. For the period from January 1, 2014 through March 31, 2014, we recognized $12.4 million of field net operating income (defined as natural gas, oil and NGLs sales and net brokered margin less direct operating expenses, production and ad valorem taxes and transportation expenses) for our Conger assets.

(5) INCOME TAXES

Income tax expense was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Income tax expense	$22,366	$18,957
Effective tax rate	44.7%	36.8%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For first quarter 2015 and 2014, our overall effective tax rate was different than the federal statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences. The first quarter 2015 includes $5.1 million income tax expense related to increases in our valuation allowances for state net operating loss carryforwards and an income tax benefit of $2.0 million adjusting our valuation allowance for our deferred tax asset related to future deferred compensation plan distributions of our senior executives.

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

	Three Months Ended March 31,
	2015	2014
Net income, as reported	$27,684	$32,521
Participating earnings (a)	(463)	(560)
Basic net income attributed to common shareholders	27,221	31,961
Reallocation of participating earnings (a)	—	3
Diluted net income attributed to common shareholders	$27,221	$31,964
Net income per common share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20
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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding – basic	166,039	160,794
Effect of dilutive securities:
Director and employee stock options and SARs	27	1,031
Weighted average common shares outstanding – diluted	166,066	161,825

Weighted average common shares-basic for both the three months ended March 31, 2015 and 2014 excludes 2.8 million shares held in our deferred compensation plans (although all awards are issued and outstanding upon grant). Stock appreciation rights (“SARs”) of 1.4 million shares for the three months ended March 31, 2015, were outstanding but not included in the computations of diluted income per share because the grant prices of the SARs were greater than the average market price of the common stock. All SARs outstanding for the three months ended March 31, 2014 were included in the computations of diluted income per share because the grant prices of the SARs were less than the average market price of the common stock.

(7) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of income. We did not have any exploratory well costs that have been capitalized for a period greater than one year for each of the year ended December 31, 2014 and the three months ended March 31, 2015. The following table reflects the change in capitalized exploratory well costs for the three months ended March 31, 2015 and the year ended December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Balance at beginning of period	$2,996	$6,964
Additions to capitalized exploratory well costs pending the determination of proved reserves	9,017	18,747
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—	(15,735)
Divested wells	—	(6,980)
Balance at end of period	12,013	2,996
Less exploratory well costs that have been capitalized for a period of one year or less	(12,013)	(2,996)
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—	$—

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at March 31, 2015 is shown parenthetically). No interest was capitalized during the three months ended March 31, 2015 or the year ended December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Bank debt (1.8%)	$912,000	$723,000
Senior subordinated notes:
6.75% senior subordinated notes due 2020	500,000	500,000
5.75% senior subordinated notes due 2021	500,000	500,000
5.00% senior subordinated notes due 2022	600,000	600,000
5.00% senior subordinated notes due 2023	750,000	750,000
Total debt	$3,262,000	$3,073,000

Bank Debt

In October 2014, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of October 16, 2019. The bank credit facility provides for a maximum facility amount of $4.0 billion. On March 31, 2015, the bank commitments were $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations annually each May and for event-driven unscheduled redeterminations. As part of our annual redetermination completed on March 31, 2015, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $2.0 billion. As of March 31, 2015, our bank group was composed of twenty-nine financial institutions with no one bank holding more than 6% of the total facility. The bank credit facility amount may be increased to the committed borrowing base amount, subject to the banks agreeing to participate in the facility increase and our payment of a mutually acceptable commitment fee to those banks. As of March 31, 2015, the outstanding balance under our bank credit facility was $912.0 million. Additionally, we had $108.0 million of undrawn letters of credit leaving $980.0 million of committed borrowing capacity available under the facility. During a non-investment grade period, borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the Adjusted LIBO Rate (as defined in the bank credit agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 1.8% for the three months ended March 31, 2015 compared to 2.0% for the three months ended March 31, 2014. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At March 31, 2015, the commitment fee was 0.30% and the interest rate margin was 1.50% on our LIBOR loans and 0.50% on our base rate loans.

At any time during which we have an investment grade debt rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and we have elected, at our discretion, to effect the investment grade rating period, certain collateral security requirements, including the borrowing base requirement and restrictive covenants will cease to apply and an additional financial covenant (as defined in the bank credit facility) will be imposed. During the investment grade period, borrowings under the credit facility can either be at the ABR plus a spread ranging from 0.125% to 0.75% or LIBOR borrowings plus a spread ranging from 1.125% to 1.75% depending on our debt rating. The commitment fee paid on the undrawn balance would range from 0.15% to 0.30%.

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

●

in the event of a sale or other disposition of all or substantially all of the assets of the subsidiary guarantor or a sale or other disposition of all the capital stock of the subsidiary guarantor, to any corporation or other person (including an unrestricted subsidiary of Range) by way of merger, consolidation, or otherwise; or

●	if Range designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the terms of the indenture.

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the credit agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the credit agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at March 31, 2015.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At March 31, 2015, we were in compliance with these covenants.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. In the first quarter 2015, we increased our estimated abandonment costs on certain of our water impoundments and changed well lives for certain wells in Pennsylvania. A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2015 is as follows (in thousands):

Three Months Ended March 31, 2015
Beginning of period	$287,463
Liabilities incurred	1,460
Liabilities settled	(3,257)
Disposition of wells	(4,112)
Accretion expense	4,723
Change in estimate	14,353
End of period	300,630
Less current portion	(17,689)
Long-term asset retirement obligations	$282,941

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying statements of consolidated income.

(10) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning balance	168,628,177	163,342,894
Equity offering	—	4,560,000
SARs exercised	5,364	195,242
Restricted stock grants	84,999	270,062
Restricted stock units vested	194,606	244,413
Treasury shares issued	9,417	15,566
Ending balance	168,922,563	168,628,177

(11) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swaps or collars to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and oil or Mont Belvieu for NGLs, approximated a net unrealized pre-tax gain of $430.1 million at March 31, 2015. These contracts expire monthly through December 2017. The following table sets forth our commodity-based derivative volumes by year as of March 31, 2015, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2015	Collars	145,000 Mmbtu/day	$ 4.07–$ 4.56
2015	Swaps	730,809 Mmbtu/day	$ 3.64
2016	Swaps	622,500 Mmbtu/day	$ 3.42
2017	Swaps	20,000 Mmbtu/day	$ 3.49

Crude Oil
2015	Swaps	10,671 bbls day	$ 87.26
2016	Swaps	2,000 bbls/day	$ 75.35

NGLs (C3-Propane)
2015	Swaps	13,331 bbls/day	$ 0.61/gallon
2016	Swaps	5,500 bbls/day	$ 0.60/gallon

NGLs (NC4-Normal Butane)
2015	Swaps	3,500 bbls/day	$ 0.72/gallon
2016	Swaps	2,500 bbls/day	$ 0.72/gallon

NGLs (C5-Natural Gasoline)
2015	Swaps	3,335 bbls/day	$ 1.15/gallon
2016	Swaps	2,000 bbls/day	$ 1.21/gallon

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings as derivative fair value income or loss.

Basis Swap Contracts

In addition to the collars and swaps above, at March 31, 2015, we had natural gas basis swap contracts that are not designated for hedge accounting, which lock in the differential between NYMEX and certain of our physical pricing indices primarily in Appalachia. These contracts settle monthly through March 2017 and the volumes are for 44,070,000 Mmbtu. The fair value of these contracts was a loss of $1.4 million on March 31, 2015.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		March 31, 2015
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$242,156	$—	$242,156
	–collars	51,439	—	51,439
	–basis swaps	1,211	(1,487)	(276)
Crude oil	–swaps	113,693	—	113,693
NGLs	–C3 swaps	15,883	(1,448)	14,435
	–NC4 swaps	4,687	—	4,687
	–C5 swaps	3,721	—	3,721
		$432,790	$(2,935)	$429,855

		March 31, 2015
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–basis swaps	$(2,629)	$1,487	$(1,142)
NGLs	–C3 swaps	(1,448)	1,448	—
		$(4,077)	$2,935	$(1,142)

		December 31, 2014
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$198,740	$—	$198,740
	–collars	57,460	—	57,460
	–basis swaps	2,442	(755)	1,687
Crude oil	–swaps	128,578	—	128,578
NGLs	–C3 swaps	14,727	—	14,727
	–C5 swaps	2,171	—	2,171
		$404,118	$(755)	$403,363

		December 31, 2014
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–basis swaps	$(755)	$755	$—
		$(755)	$755	$—

For the three months ended March 31, 2014, the effects of our cash flow hedges (or those derivatives that previously qualified for hedge accounting) on AOCI is summarized below (in thousands):

Realized Gain (Loss) Reclassified from OCI into Revenue (a)
Swaps	$836
Collars	1,328
Income taxes	(924)
$1,240
(a)

For realized gains upon derivative contract settlement, the reduction in AOCI is offset by an increase in natural gas, NGLs and oil sales. For realized losses upon derivative contract settlement, the increase in AOCI is offset by a decrease in revenues.

The effects of our non-hedge derivatives (or those derivatives that do not qualify for hedge accounting) on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended March 31,
	Gain (Loss) Recognized in Income (Non-hedge Derivatives)		Derivative Fair Value Income (Loss)
	2015	2014	2015	2014
Swaps	$125,777	$(44,073)	$125,777	$(44,073)
Collars	8,415	(39,148)	8,415	(39,148)
Basis swaps	(11,353)	(63,629)	(11,353)	(63,629)
Total	$122,839	$(146,850)	$122,839	$(146,850)

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

●

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

●	Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2015 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2015
Trading securities held in the deferred compensation plans	$69,360	$—	$—	$69,360
Derivatives –swaps	—	378,692	—	378,692
–collars	—	51,439	—	51,439
–basis swaps	—	(1,418)		(1,418)

	Fair Value Measurements at December 31, 2014 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2014
Trading securities held in the deferred compensation plans	$68,454	$—	$—	$68,454
Derivatives –swaps	—	344,216	—	344,216
–collars	—	57,460	—	57,460
–basis swaps	—	1,687	—	1,687

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying statement of income. For first quarter 2015, interest and dividends were $109,000 and the mark-to-market adjustment was a gain of $1.4 million compared to interest and dividends of $274,000 and mark-to-market gain of $429,000 in first quarter 2014.

Fair Values—Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars and basis swaps	$429,855	$429,855	$403,363	$403,363
Marketable securities(a)	69,360	69,360	68,454	68,454
(Liabilities):
Commodity basis swaps	(1,142)	(1,142)	—	—
Bank credit facility(b)	(912,000)	(912,000)	(723,000)	(723,000)
Deferred compensation plan(c)	(196,161)	(196,161)	(203,433)	(203,433)
6.75% senior subordinated notes due 2020(b)	(500,000)	(520,000)	(500,000)	(523,125)
5.75% senior subordinated notes due 2021(b)	(500,000)	(523,750)	(500,000)	(520,000)
5.00% senior subordinated notes due 2022(b)	(600,000)	(597,000)	(600,000)	(601,500)
5.00% senior subordinated notes due 2023(b)	(750,000)	(749,063)	(750,000)	(754,688)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges. Refer to Note 13 for additional information.
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

Concentrations of Credit Risk

As of March 31, 2015, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparties’ failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate security are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectible receivables was $3.0 million at March 31, 2015 and $2.7 million at December 31, 2014. As of March 31, 2015, our derivative contracts consist of swaps and collars. Our exposure to credit risk is diversified among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2015, our derivative counterparties include seventeen financial institutions, of which all but two are secured lenders in our bank credit facility. At March 31, 2015, our net derivative assets include a net receivable from these two counterparties that are not included in our bank credit facility of $27.2 million.

(13) STOCK-BASED COMPENSATION PLANS

Stock-Based Awards

In 2005, we began granting SARs which represent the right to receive a payment equal to the excess of the fair market value of shares of common stock on the date the right is exercised over the value of the stock on the date of grant. All SARs granted under our Amended and Restated 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”) will be settled in shares of stock, vest over a three-year period and have a maximum term of five years from the date they are granted. Beginning in first quarter 2011, the Compensation Committee of the Board of Directors began granting restricted stock units under our equity-based stock compensation plans. These restricted stock units, which we refer to as restricted stock Equity Awards, vest over a three-year period. All awards granted have been issued at prevailing market prices at the time of grant and the vesting of these shares is based upon an employee’s continued employment with us.

In first quarter 2014, the Compensation Committee began granting performance share unit (“PSU”) awards under our 2005 Plan. The number of shares to be issued is determined by our total shareholder return compared to the total shareholder return of a predetermined group of peer companies over the performance period. The grant date fair value of the PSU awards is determined using a Monte Carlo simulation and is recognized as stock-based compensation expense over the three-year performance period. The actual payout of shares granted depends on our total shareholder return compared to our peer companies and will be between zero and 150%.

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, the shares generally are placed in our deferred compensation plan and, upon vesting, employees are allowed to take withdrawals either in cash or in stock. Compensation expense is recognized over the balance of the vesting period, which is typically three years for employee grants and immediate vesting for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock awards have the right to vote such shares and receive dividends thereon. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market adjustment is reported as deferred compensation plan expense in the accompanying consolidated statements of income.

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

	Three Months Ended March 31,
	2015	2014
Direct operating expense	$886	$852
Brokered natural gas and marketing expense	506	528
Exploration expense	732	1,153
General and administrative expense	11,080	11,604
Termination costs	1,287	—
Total	$14,491	$14,137

Stock Appreciation Right Awards

We have one active equity-based stock plan, the 2005 Plan. Under this plan, incentive and non-qualified stock options, SARs, and various other awards may be issued to non-employee directors and employees pursuant to decisions of the Compensation Committee, which is comprised of only non-employee, independent directors. There were 1.9 million SARs outstanding at March 31, 2015. Information with respect to SARs activity is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,966,549	$59.80
Exercised	(92,934)	46.38
Expired/forfeited	(9,189)	65.55
Outstanding at March 31, 2015	1,864,426	$60.44

Performance Share Unit Awards

The following is a summary of our non-vested PSU awards outstanding at March 31, 2015:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	134,341	$86.11
Units granted (a)	77,119	55.17
Units vested	(26,102)	76.75
Units forfeited	(2,679)	82.60
Outstanding at March 31, 2015	182,679	$74.44

(a) Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero percent and 150% of the performance units granted depending on the total shareholder return ranking compared to the peer companies at the end of the three-year performance period.

The following assumptions were used to estimate the fair value of PSUs granted during first quarter 2015:

Three Months Ended March 31, 2015
Risk-free interest rate	1.05%
Expected annual volatility	33.9%
Grant date fair value per unit	$55.17

We recorded PSU compensation expense of $1.3 million in first quarter 2015 compared to $533,000 in the same period of 2014.

Restricted Stock Awards

Equity Awards

In first quarter 2015, we granted 548,000 restricted stock Equity Awards to employees at an average grant price of $52.45 compared to 351,000 restricted stock Equity Awards granted to employees at an average grant price of $84.89 in first quarter 2014. These awards generally vest over a three-year period. We recorded compensation expense for these Equity Awards of $7.8 million in first quarter 2015 compared to $6.5 million in the same period of 2014. Equity Awards are not issued to employees until they are vested. Employees do not have the option to receive cash.

Liability Awards

In first quarter 2015, we granted 95,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $52.25 with vesting generally over a three-year period. In first quarter 2014, we granted 76,000 shares of Liability Awards as compensation to employees at an average price of $85.02 with vesting generally over a three-year period. We recorded compensation expense for Liability Awards of $3.9 million in first quarter 2015 compared to $4.7 million in first quarter 2014. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value at the end of each reporting period. This mark-to-market adjustment is reported as deferred compensation expense in our consolidated statements of income (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at March 31, 2015:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	360,415	$79.60	304,504	$80.33
Granted	548,046	52.45	94,573	52.25
Vested	(127,637)	69.98	(73,396)	74.14
Forfeited	(8,957)	69.99	(9,574)	72.77
Outstanding at March 31, 2015	771,867	$62.03	316,107	$73.60

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market gain of $5.6 million in first quarter 2015 compared to mark-to-market gain of $2.0 million in first quarter 2014. The Rabbi Trust held 2.8 million shares (2.5 million of vested shares) of Range stock at March 31, 2015 compared to 2.8 million shares (2.5 million of vested shares) at December 31, 2014.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$—	$39
Interest paid	54,284	55,190
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	15,813	3,218
(Decrease) increase in accrued capital expenditures	(110,622)	6,808

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

Transportation and Gathering Contracts

In first quarter 2015, our transportation and gathering commitments increased by approximately $52.9 million over the next nine years primarily from new firm transportation contracts.

Delivery Commitments

In first quarter 2015, we entered into new agreements with several pipeline companies and end users to deliver natural gas volumes from our production. The new agreements are to deliver from 1,000 Mmbtu per day to 40,000 Mmbtu per day of natural gas and the commitments are between two and five years and are expected to begin in second quarter 2015.

(16) OFFICE CLOSING AND TERMINATION COSTS

In first quarter 2015, we announced the closing of our Oklahoma City administrative and operational office to reduce our general and administrative expenses, due in part to the impact of lower commodity prices on our operations. In the year ended December 31, 2014, we accrued an estimated $8.4 million relating to the closure of this office. In first quarter 2015, those plans and personnel involved were finalized which resulted in additional accruals for severance and other costs for personnel involved of $275,000, additional accelerated vesting of stock-based compensation of $608,000 and $3.2 million of building lease costs. Also in first quarter 2015, additional accruals for severance of $1.2 million and stock-based compensation of $680,000 was recorded for additional expected personnel reductions in order to reduce our lease operating expenses due to the lower commodity price environment. The following summarizes our termination costs (in thousands):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Termination costs	$1,431	$5,372
Building lease	3,232	—
Stock-based compensation	1,287	2,999
	$5,950	$8,371

The following details our accrued liability as of March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Beginning balance	$5,372
Additional accrued termination costs	1,431
Accrued building rent	3,232
Payments	(1,674)
Ending balance	$8,361

(17) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2015	December 31, 2014
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$9,745,129	$9,624,725
Unproved properties	942,606	943,246
Total	10,687,735	10,567,971
Accumulated depreciation, depletion and amortization	(2,581,753)	(2,590,398)
Net capitalized costs	$8,105,982	$7,977,573
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(18) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(in thousands)
Acquisitions	$—	$404,252	(b)
Acreage purchases	13,354	226,475
Development	240,792	1,119,896
Exploration:
Drilling	21,056	180,925
Expense	7,154	58,979
Stock-based compensation expense	732	4,569
Gas gathering facilities:
Development	2,184	13,137
Subtotal	285,272	2,008,233
Asset retirement obligations	15,813	56,822
Total costs incurred	$301,085	$2,065,055
(a)	Includes costs incurred whether capitalized or expensed.
(b)

The year ended December 31, 2014 represents the EQT assets in Virginia we received as part of the Conger Exchange transaction.  The transaction was recorded at fair value and we also received $145.0 million in cash, before closing adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future acquisitions. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 24, 2015.

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

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for commodities are inherently volatile and have decreased significantly in recent months. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil and the Mont Belvieu NGL composite price for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Average NYMEX prices (a)
Natural gas (per mcf)	$2.98	$4.89	$(1.91)	(39%	)
Oil (per bbl)	48.62	98.61	(49.99)	(51%	)
Mont Belvieu NGL composite (per gallon)	0.43	0.91	(0.48)	(53%	)
(a)	Based on weighted average of bid week prompt month prices.

Consolidated Results of Operations

Overview of First Quarter 2015 Results

During first quarter 2015, we achieved the following financial and operating results:

●	achieved 26% production growth over the same period of 2014;
●	revenue from the sale of natural gas, NGLs and oil decreased 43% from the same period of 2014 with a 55% decline in average sales prices somewhat offset by our increase in production volumes;
●	revenue from the sale of natural gas, NGLs and oil including cash settlements on our derivatives declined 10%;
●	continued expansion of our activities in the Marcellus Shale in Pennsylvania by growing production, proving up acreage and acquiring additional unproved acreage;
●	reduced direct operating expenses per mcfe by 26% from the same period of 2014;
●	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 9% from the same period of 2014;
●	received $10.7 million of proceeds from the sale of non-core assets primarily in West Texas;
●	entered into additional derivative contracts for 2015, 2016 and 2017; and
●	realized $210.6 million of cash flow from operating activities.

Our first quarter 2015 net income was $27.7 million, or $0.16 per diluted common share compared to $32.5 million or $0.20 per diluted common share in first quarter 2014. We experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 33% decrease in realized prices (average prices including all derivative settlements and third party transportation costs paid by Range) partially offset by 26% higher production volumes compared to first quarter 2014. Our first quarter 2015 production growth was due to the continued success of our drilling program, particularly in the Marcellus Shale. When comparing first quarter 2015 to first quarter 2014, we also reported a favorable non-cash fair value adjustment on our commodity derivatives, a non-GAAP measure, along with a favorable non-cash mark-to-market adjustment related to our deferred compensation plans, additional termination costs, unfavorable brokered gas and marketing margins and higher operating costs on our company-owned gathering lines. Realized prices include the impact of basis differentials. The price we receive for our natural gas can be more or less than the NYMEX price because of adjustments of delivery location, relative quality and other factors. Average natural gas differentials were $0.14 per mcf below NYMEX in first quarter 2015 compared to $0.66 per mcf above NYMEX in first quarter 2014 due, in part, to extreme weather conditions in first quarter 2014. We also realized losses on our basis hedging in first quarter 2015 of $0.10 per mcf.

We believe natural gas, NGLs and oil prices will remain volatile and will be affected by, among other things, weather, the U.S. and worldwide economy, worldwide geopolitical events, new technology, the timing of infrastructure build out and the level of regional and aggregate oil and gas production in North America and worldwide. Although we have entered into derivative contracts covering a portion of our production volumes for the remainder of 2015, 2016 and 2017, a sustained lower price environment would result in lower prices for unprotected volumes and reduce the prices that we can enter into derivative contracts for additional volumes in the future.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Revenues from the sale of natural gas, NGLs and oil sales include netback arrangements where we sell natural gas or oil at the wellhead and collect a price, net of transportation costs incurred by the purchaser. In this instance, we record revenue at the price we receive from the purchaser. Revenues are also realized from sales arrangements where we sell natural gas or oil at a specific delivery point and receive proceeds from the purchaser with no transportation cost deductions. Third party transportation costs we incur to move our commodity to the delivery point are reported in transportation, gathering and compression expense. Cash settlements and changes in the market value of derivative contracts are included in derivative fair value income or loss in our statements of income. Effective March 1, 2013, we elected to de-designate all commodity contracts that were previously designated as cash flow hedges and elected to discontinue hedge accounting prospectively.

In first quarter 2015, natural gas, NGLs and oil sales decreased 43% compared to first quarter 2014 with a 55% decrease in realized prices partially offset by a 26% increase in production. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change	%
Natural gas, NGLs and oil sales
Gas	$228,740	$346,226	$(117,486)	(34%)
Gas hedges realized (a)	—	1,168	(1,168)	(100%)
Total gas revenue	$228,740	$347,394	$(118,654)	(34%)
Total NGLs revenue	$59,811	$135,504	$(75,693)	(56%)
Oil	$36,932	$88,121	$(51,189)	(58%)
Oil hedges realized (a)	—	998	(998)	(100%)
Total oil revenue	$36,932	$89,119	$(52,187)	(59%)
Combined	$325,483	$569,851	$(244,368)	(43%)
Combined hedges (a)	—	2,166	(2,166)	(100%)
Total natural gas, NGLs and oil sales	$325,483	$572,017	$(246,534)	(43%)
(a)	Cash settlements related to derivatives that qualified or were historically designated for hedge accounting.

Our production continues to grow through drilling success as we place new wells on production partially offset by the natural production decline of our natural gas and oil wells and asset sales. When compared to the same period of 2014, our first quarter 2015 production volumes increased 33% in our Appalachian region and decreased 32% in our Midcontinent region. Our Midcontinent production volumes were negatively impacted by the Conger Exchange transaction which closed June 2014.  When compared to the same period of 2014, our Marcellus production volumes increased 32% for first quarter 2015. Production volumes from the Marcellus Shale in first quarter 2015 were 100.7 Bcfe. Our production for the three months ended March 31, 2015 and 2014 is set forth in the following table:

	Three Months Ended March 31,
	2015	2014	Change	%
Production (a)
Natural gas (mcf)	80,500,036	62,017,581	18,482,455	30%
NGLs (bbls)	5,359,276	4,471,481	887,795	20%
Crude oil (bbls)	1,138,960	1,035,145	103,815	10%
Total (mcfe) (b)	119,489,452	95,057,337	24,432,115	26%
Average daily production (a)
Natural gas (mcf)	894,445	689,084	205,361	30%
NGLs (bbls)	59,548	49,683	9,865	20%
Crude oil (bbls)	12,655	11,502	1,153	10%
Total (mcfe) (b)	1,327,661	1,056,193	271,468	26%
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs) received during first quarter 2015 was $2.79 per mcfe compared to $4.14 per mcfe in first quarter 2014. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices should include the total impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives, whether or not they qualified for hedge accounting. Average sales prices (excluding derivative settlements) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying statements of income. Average sales prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for the three months ended March 31, 2015 and 2014 are shown below:

	Three Months Ended March 31,
	2015	2014
Average Prices
Average sales prices (excluding derivative settlements):
Natural gas (per mcf)	$2.84	$5.58
NGLs (per bbl)	11.16	30.30
Crude oil and condensate (per bbl)	32.43	85.13
Total (per mcfe) (a)	2.72	5.99
Average realized prices (including derivative settlements that qualified for hedge accounting):
Natural gas (per mcf)	$2.84	$5.60
NGLs (per bbl)	11.16	30.30
Crude oil and condensate (per bbl)	32.43	86.09
Total (per mcfe) (a)	2.72	6.02
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$3.54	$4.20
NGLs (per bbl)	12.20	27.34
Crude oil and condensate (per bbl)	64.06	82.03
Total (per mcfe) (a)	3.54	4.92
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$2.58	$3.14
NGLs (per bbl)	9.80	25.35
Crude oil and condensate (per bbl)	64.06	82.03
Total (per mcfe) (a)	2.79	4.14
(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Derivative fair value income (loss) was income of $122.8 million in first quarter 2015 compared to a loss of $146.9 million in first quarter 2014. Through February 28, 2013, some of our derivatives did not qualify for hedge accounting and were accounted for using the mark-to-market accounting method whereby the change in the fair value of our commodity derivative positions and derivative settlements not accounted for as hedges were included in derivative fair value income or loss in the accompanying consolidated statements of income. Effective March 1, 2013, we discontinued hedge accounting prospectively. Since March 1, 2013, all of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment results in volatility of our revenues as the change in the fair value of our commodity derivative positions are included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Derivative fair value income (loss) per consolidated income statement	$122,839	$(146,850)

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$34,290	$(47,346)
Oil derivatives	(14,885)	(7,281)
NGL derivatives	5,944	12,361
Total non-cash fair value gain (loss) (1)	$25,349	$(42,266)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$55,869	$(87,108)
Oil derivatives	36,026	(4,204)
NGL derivatives	5,595	(13,272)
	$97,490	$(104,584)
(1)

Non-cash fair value adjustments on commodity derivatives is a non-GAAP measure. Non-cash fair value adjustments on commodity derivatives only represents the net change between periods of the fair market values of commodity derivative positions and exclude the impact of settlements on commodity derivatives during the period. We believe that non-cash fair value adjustments on commodity derivatives is a useful supplemental disclosure to differentiate non-cash fair market value adjustments from settlements on commodity derivatives during the period. Non-cash fair value adjustments on commodity derivatives is not a measure of financial or operating performance under GAAP, nor should it be considered a substitute for derivative fair value income or loss as reported in our consolidated statements of income.

Loss on the sale of assets was $175,000 in first quarter 2015 compared to a loss of $353,000 in first quarter 2014. In first quarter 2015, we sold miscellaneous proved and unproved properties along with inventory for proceeds of $10.7 million and recognized a pre-tax loss of $175,000. This included $10.5 million of proceeds received from the sale of our remaining West Texas assets. In first quarter 2014, we also sold miscellaneous unproved and proved properties for proceeds of $294,000 resulting in a pre-tax loss of $353,000.

Brokered natural gas, marketing and other revenue in first quarter 2015 was $14.5 million compared to $32.5 million in first quarter of 2014 due to both lower volumes and significantly lower average sales prices. The first quarter 2015 includes $14.4 million of revenue from marketing and the sale of brokered gas. The first quarter 2014 includes $33.2 million of revenue from marketing and the sale of brokered gas and a loss from equity method investments of $133,000.

Operating Costs Per mcfe. We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	(per mcfe)
	2015	2014	Change	% Change
Direct operating expense	$0.31	$0.42	$(0.11)	(26%)
Production and ad valorem tax expense	0.08	0.12	(0.04)	(33%)
General and administrative expense	0.40	0.52	(0.12)	(23%)
Interest expense	0.33	0.48	(0.15)	(31%)
Depletion, depreciation and amortization expense	1.23	1.35	(0.12)	(9%)

Direct operating expense was $37.1 million in first quarter 2015 compared to $39.8 million in first quarter 2014. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our production volumes increased 26% but, on an absolute basis, our spending for direct operating expenses for first quarter 2015 decreased 7% with an increase in the number of producing wells, higher water handling and disposal costs and higher field personnel costs more than offset by lower workover costs, lower well service costs and the sale of certain non-core assets at the end of second quarter 2014. We incurred $1.1 million of workover costs in first quarter 2015 compared to $5.6 million in first quarter 2014.

On a per mcfe basis, direct operating expense in first quarter 2015 decreased 26% from the same period of 2014 with the decrease consisting of lower well service costs and lower non-recurring well workovers. We expect to experience lower costs per mcfe as we increase production from our Marcellus Shale wells due to their lower operating cost relative to our other operating areas. Stock-based compensation expense represents the amortization of restricted stock grants as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	(per mcfe)
	2015	2014	Change	% Change
Lease operating expense	$0.29	$0.35	$(0.06)	(17%)
Workovers	0.01	0.06	(0.05)	(83%)
Stock-based compensation (non-cash)	0.01	0.01	—	—%
Total direct operating expense	$0.31	$0.42	$(0.11)	(26%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $3.8 million in first quarter 2015 compared to $5.2 million in first quarter 2014. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) were $0.03 in first quarter 2015 compared to $0.05 in first quarter 2014 due to an increase in volumes not subject to production or ad valorem taxes and lower prices. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production which includes production from the Marcellus Shale. Included in first quarter 2015 is a $6.1 million impact fee ($0.05 per mcfe) compared to $6.5 million ($0.07 per mcfe) in first quarter 2014.

General and administrative (“G&A”) expense was $48.3 million in first quarter 2015 compared to $49.2 million for first quarter 2014. The first quarter 2015 decrease of $883,000 when compared to 2014 is primarily due to lower public relations costs partially offset by higher salaries and benefits. At March 31, 2015, the number of general and administrative employees increased 1% from 2014. Stock-based compensation expense represents the amortization of restricted stock grants and performance shares granted to our employees and non-employee directors as part of compensation. On a per mcfe basis, first quarter 2015 G&A expense decreased 23% from first quarter 2014. The following table summarizes general and administrative expenses per mcfe for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	(per mcfe)
	2015	2014	Change	% Change
General and administrative	$0.31	$0.40	$(0.09)	(23%)
Stock-based compensation (non-cash)	0.09	0.12	(0.03)	(25%)
Total general and administrative expense	$0.40	$0.52	$(0.12)	(23%)

Interest expense was $39.2 million for first quarter 2015 compared to $45.4 million for first quarter 2014. The following table presents information about interest expense per mcfe for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	(per mcfe)
	2015	2014	Change	% Change
Bank credit facility	$0.05	$0.05	$—	—%
Subordinated notes	0.27	0.41	(0.14)	(34%)
Amortization of deferred financing costs and other	0.01	0.02	(0.01)	(50%)
Total interest expense	$0.33	$0.48	$(0.15)	(31%)

On an absolute basis, the decrease in interest expense for first quarter 2015 from the same period of 2014 was primarily due to lower average interest rates on our total outstanding debt. In June 2014, we redeemed all of our $300.0 million 8.0% senior subordinated notes due 2019. Average debt outstanding on the bank credit facility for first quarter 2015 was $877.8 million compared to $611.8 million in first quarter 2014 and the weighted average interest rate on the bank credit facility was 1.8% in first quarter 2015 compared to 2.0% in first quarter 2014.

Depletion, depreciation and amortization (“DD&A”) expense was $147.3 million in first quarter 2015 compared to $128.7 million in first quarter 2014. This increase is due to a 9% decrease in depletion rates more than offset by a 26% increase in production. Depletion expense, the largest component of DD&A expense, was $1.16 per mcfe in first quarter 2015 compared to $1.28 per mcfe in first quarter 2014. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to drilling success and continued capital efficiencies in the Marcellus Shale. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	(per mcfe)
	2015	2014	Change	% Change
Depletion and amortization	$1.16	$1.28	$(0.12)	(9%)
Depreciation	0.03	0.03	—	—
Accretion and other	0.04	0.04	—	—%
Total DD&A expense	$1.23	$1.35	$(0.12)	(9%)

Transportation, gathering and compression expense was $89.4 million in first quarter 2015 compared to $74.2 million in first quarter 2014. These third party costs are higher than 2014 due to our production growth in the Marcellus Shale where we have third party gathering, compression and transportation agreements. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, deferred compensation plan expenses and termination costs. Stock-based compensation includes the amortization of restricted stock grants, PSUs and SARs grants. The following table details the allocation of stock-based compensation that is allocated to functional expense categories for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Direct operating expense	$886	$852
Brokered natural gas and marketing expense	506	528
Exploration expense	732	1,153
General and administrative expense	11,080	11,604
Termination costs	1,287	—
Total	$14,491	$14,137

Brokered natural gas and marketing expense was $21.6 million in first quarter 2015 compared to $34.1 million in first quarter 2014. These costs were lower in first quarter 2015 when compared to first quarter 2014 due to lower brokered gas volumes and significantly lower purchase prices partially offset by higher expenses of $3.3 million related to company owned-gathering lines we received as part of the Conger Exchange and higher marketing staff personnel costs of $772,000.

Exploration expense was $7.9 million in first quarter 2015 compared to $14.8 million in first quarter 2014 due to lower delay rental payments and seismic costs. The following table details our exploration related expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Seismic	$1,424	$5,245	$(3,821)	(73%)
Delay rentals and other	1,732	4,094	(2,362)	(58%)
Personnel expense	3,895	4,353	(458)	(11%)
Stock-based compensation expense	732	1,153	(421)	(37%)
Dry hole expense	103	1	102	-%
Total exploration expense	$7,886	$14,846	$(6,960)	(47%)

Abandonment and impairment of unproved properties was $11.5 million in first quarter 2015 compared to $10.0 million in first quarter 2014. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments will likely be recorded. The increase in first quarter 2015 when compared to first quarter 2014 is primarily due to higher expected forfeitures in the non-core areas of the Marcellus Shale.

Deferred compensation plan expense was a gain of $5.6 million in first quarter 2015 compared to a gain of $2.0 million in first quarter 2014. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $53.45 at December 31, 2014 to $52.04 at March 31, 2015. In the same quarter of the prior year, our stock price decreased from $84.31 at December 31, 2013 to $82.97 at March 31, 2014.

Termination costs was $6.0 million in first quarter 2015. These costs include $3.2 million of accrued building lease costs for our Oklahoma City office, additional severance and stock-based compensation for accelerated vesting of restricted stock grants for both our Oklahoma City office employees and other areas where we have determined a need to reduce personnel due, in part, to the low commodity price environment.

Income tax expense was $22.4 million in first quarter 2015 compared to $19.0 million in first quarter 2014. The increase in income taxes in first quarter 2015 reflects an increase in our valuation allowances. For the first quarter, the effective tax rate was 44.7% in 2015 compared to 36.8% in 2014. The 2015 and 2014 effective tax rates were different than the statutory tax rate due to state income taxes, permanent differences, changes in our valuation allowances related to deferred tax assets associated with senior executives to the extent their estimated future compensation, which includes distributions from the deferred compensation plan, is expected to exceed the $1.0 million annual deductible limit provided under section 162(m) of the Internal Revenue Code and changes to our valuation allowances related to state net operating loss carry forwards. We expect our effective tax rate to be approximately 39% for the remainder of 2015, before any discrete tax items.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and since our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a large portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of March 31, 2015, we have entered into hedging agreements covering 291.7 Bcfe for the remainder of 2015, 254.2 Bcfe for 2016 and 7.3 Bcfe for 2017. We have also entered into basis hedges for 44.1 Bcf through March 2017.

Net cash provided from operations in first quarter 2015 was $210.6 million compared to $181.2 million in first quarter 2014. Cash provided from continuing operations is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from 2014 to 2015 reflects a 26% increase in production and lower operating costs offset by lower realized prices (a decline of 33%). As of March 31, 2015, we have hedged approximately 81% of our projected total production for the remainder of 2015, with approximately 86% of our projected natural gas production hedged. Net cash provided from continuing operations is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first quarter 2015 was negative $16.1 million compared to negative $69.7 million for first quarter 2014.

Net cash used in investing activities from operations in first quarter 2015 was $377.7 million compared to $276.2 million in first quarter 2014.

During the three months ended March 31, 2015, we:

●	spent $357.8 million on natural gas and oil property additions;
●	spent $672,000 on field service assets;
●	spent $30.1 million on acreage, primarily in the Marcellus Shale; and
●	received proceeds from asset sales of $10.7 million.

During the three months ended March 31, 2014, we:

●	spent $226.3 million on natural gas and oil property additions;
●	spent $3.1 million on field service assets;
●	spent $50.7 million on acreage primarily in the Marcellus Shale and the Mississippian; and
●	received proceeds from asset sales of $294,000.

Net cash provided from financing activities in first quarter 2015 was $167.1 million compared to $94.9 million in first quarter 2014. Historically, sources of financing have been primarily bank borrowings and capital raised through debt and equity offerings.

During the three months ended March 31, 2015, we:

●	borrowed $542.0 million and repaid $353.0 million under our bank credit facility, ending the quarter with a $912.0 million outstanding balance on our bank debt; and
●	paid dividends of $6.8 million.

During the three months ended March 31, 2014, we:

●	borrowed $412.0 million and repaid $318.0 million under our bank credit facility, ending the quarter with $594.0 million of outstanding borrowings under our bank credit facility; and
●	paid dividends of $6.6 million.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must find new reserves and develop existing reserves to maintain and grow our production and cash flows.  We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first quarter 2015, we entered into additional commodity derivative contracts for 2015, 2016 and 2017 to protect future cash flows. On March 31, 2015, our borrowing base and credit facility commitment were reaffirmed for the period May 1, 2015 to May 1, 2016 along with various changes to certain financial covenants.

During first quarter 2015, our net cash provided from operating activities of $210.6 million, borrowing under our bank credit facility and proceeds from asset sales were used to fund approximately $388.6 million of capital expenditures (including acreage acquisitions). At March 31, 2015, we had $519,000 in cash and total assets of $8.8 billion.

Long-term debt at March 31, 2015 totaled $3.3 billion, including $912.0 million outstanding on our bank credit facility and $2.4 billion of senior subordinated notes. Our available committed borrowing capacity at March 31, 2015 was $980.0 million. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A further material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and remain profitable. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our 2015 capital budget is approximately $870.0 million.  We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of natural gas, NGLs and oil, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

Credit Arrangements

As of March 31, 2015, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion, which we refer to as our bank credit facility. The bank credit facility, during a non-investment grade period, is secured by substantially all of our assets and has a maturity date of October 16, 2019. Availability under the bank credit facility is subject to a borrowing base set by the lenders annually with an option to set more often in certain circumstances. Availability under the bank credit facility, during an investment grade period, is limited to aggregate lender commitments. As of March 31, 2015, the outstanding balance under our credit facility was $912.0 million. Additionally, we had $108.0 million of undrawn letters of credit leaving $980.0 million of committed borrowing capacity available under the facility.

Our bank credit facility and our subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility and the agreements relating to our subordinated notes). These agreements also contain customary covenants relating to debt incurrence, liens, investments and financial ratios. We are in compliance with all covenants at March 31, 2015. See Note 8 for additional information regarding our bank debt.

Cash Dividend Payments

On March 2, 2015, our Board of Directors declared a dividend of four cents per share ($6.8 million) on our outstanding common stock, which was paid on March 31, 2015 to stockholders of record at the close of business on March 16, 2015. The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation and gathering commitments. As of March 31, 2015, we do not have any capital leases. As of March 31, 2015, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2015, we had a total of $108.0 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2014, there have been no material changes to our contractual obligations other than a $189.0 million increase in our outstanding bank credit facility balance, new firm transportation contracts and new delivery commitments. The new firm transportation contracts increased our contractual obligations by approximately $52.9 million over the next nine years.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives, as we typically utilize commodity swap and collar contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our on-going development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets. The fair value of these contracts which is represented by the estimated amount that would be realized or payable on termination is based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a pretax gain of $430.1 million at March 31, 2015. The contracts expire monthly through December 2017. At March 31, 2015, the following commodity-based derivative contracts were outstanding, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2015	Collars	145,000 Mmbtu/day	$ 4.07–$ 4.56
2015	Swaps	730,809 Mmbtu/day	$ 3.64
2016	Swaps	622,500 Mmbtu/day	$ 3.42
2017	Swaps	20,000 Mmbtu/day	$ 3.49

Crude Oil
2015	Swaps	10,671 bbls/day	$ 87.26
2016	Swaps	2,000 bbls/day	$ 75.35
NGLs (C3-Propane)
2015	Swaps	13,331 bbls/day	$ 0.61/gallon
2016	Swaps	5,500 bbls/day	$ 0.60/gallon
NGLs (NC4-Normal Butane)
2015	Swaps	3,500 bbls/day	$ 0.72/gallon
2016	Swaps	2,500 bbls/day	$ 0.72/gallon
NGLs (C5-Natural Gasoline)
2015	Swaps	3,335 bbls/day	$ 1.15/gallon
2016	Swaps	2,000 bbls/day	$ 1.21/gallon

In addition to the collars and swaps discussed above, we have entered into basis swap agreements.  The price we received for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors, therefore, we have entered into basis swap agreements that effectively fix the basis adjustments. The fair value of the basis swaps was a loss of $1.4 million at March 31, 2015, the volumes are for 44,070,000 Mmbtu and they expire through March 2017.

Interest Rates

At March 31, 2015, we had approximately $3.3 billion of debt outstanding. Of this amount, $2.4 billion bears interest at fixed rates averaging 5.5%. Bank debt totaling $912.0 million bears interest at floating rates, which averaged 1.8% at March 31, 2015. The 30-day LIBO Rate on March 31, 2015 was approximately 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2015 would cost us approximately $9.1 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments some of which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs for the remainder of 2015 to continue to be a function of supply and demand and we believe, based on the lower commodity price environment, we will continue to see cost reductions. However, the timing and amount of such cost reductions cannot be predicted.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas and NGLs prices affect us more than oil prices because approximately 97% of our December 31, 2014 proved reserves are natural gas and NGLs. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2014 to March 31, 2015.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program also includes collars, which establish a minimum floor price and a predetermined ceiling price. At March 31, 2015, our derivative program includes swaps and collars. These contracts expire monthly through December 2017. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of March 31, 2015, approximated a net unrealized pretax gain of $430.1 million. At March 31, 2015, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2015	Collars	145,000 Mmbtu/day	$ 4.07–$ 4.56	$51,439
2015	Swaps	730,809 Mmbtu/day	$ 3.64	$171,335
2016	Swaps	622,500 Mmbtu/day	$ 3.42	$69,781
2017	Swaps	20,000 Mmbtu/day	$ 3.49	$1,040

Crude Oil
2015	Swaps	10,671 bbls/day	$ 87.26	$101,253
2016	Swaps	2,000 bbls/day	$ 75.35	$12,440

NGLs (C3-Propane)
2015	Swaps	13,331 bbls/day	$ 0.61/gallon	$10,806
2016	Swaps	5,500 bbls/day	$ 0.60/gallon	$3,629

NGLs (NC4-Normal Butane)
2015	Swaps	3,500 bbls/day	$ 0.72/gallon	$2,757
2016	Swaps	2,500 bbls/day	$ 0.72/gallon	$1,930

NGLs (C5-Natural Gasoline)
2015	Swaps	3,335 bbls/day	$ 1.15/gallon	$1,397
2016	Swaps	2,000 bbls/day	$ 1.21/gallon	$2,324

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

Currently, there is little demand, or facilities to supply the existing demand elsewhere, for ethane in the Appalachian region. We have previously announced five ethane agreements wherein we have contracted to either sell or transport ethane from our Marcellus Shale area, two of which began operations in late 2013. The Mariner East agreement is expected to begin ethane operations in the second half of 2015. We cannot assure you that this facility will become available. The remaining two contract start dates are still in the planning or construction stage. If we are not able to sell ethane under at least one of these agreements, we may be required to curtail production or, as we have in the past, purchase natural gas to blend with our rich residue gas.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. In addition to the collars and swaps discussed above, we have entered into basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors.  Therefore, we have entered into basis swap agreements that effectively fix the basis adjustments. The fair value of the basis swaps was a loss of $1.4 million at March 31, 2015 and they expire monthly through March 2017.

The following table shows the fair value of our collars, swaps and basis swaps and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2015. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase of		Decrease of
	Fair Value	10%	25%	10%	25%
Collars	$51,439	$(10,568)	$(25,897)	$10,817	$27,325
Swaps	378,692	(174,181)	(433,964)	174,181	435,444
Basis swaps	(1,418)	3,038	10,997	(7,738)	(15,820)

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2015, our derivative counterparties include seventeen financial institutions, of which all but two are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are major investment grade financial institutions, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior subordinated debt and variable rate bank debt. At March 31, 2015, we had $3.3 billion of debt outstanding. Of this amount, $2.4 billion bears interest at fixed rates averaging 5.5%. Bank debt totaling $912.0 million bears interest at floating rates, which was 1.8% on March 31, 2015. On March 31, 2015, the 30-day LIBO Rate was approximately 0.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2015, would cost us approximately $9.1 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to our unaudited consolidated financial statements entitled “Commitments and Contingencies” included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

ITEM 6.	EXHIBITS

Exhibits included in this report are set forth in the Index to Exhibits which immediately precedes such exhibits, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2015

RANGE RESOURCES CORPORATION

By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date: April 28, 2015

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

10.1

First Amendment to the Fifth Amended and Restated Credit Agreement among Range Resources Corporation (as borrower) and the institutions named therein as lenders. JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 1, 2015)

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