Form 10-Q
period 2016-03-31
RANGE RESOURCES CORP
filed 2016-04-28
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

    Yes  ☐    No  ☑

169,745,546 Common Shares were outstanding on April 25, 2016

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2016

Unless the context otherwise indicates, all references in this report to “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries and its ownership interests in equity method investments.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$529	$471
Accounts receivable, less allowance for doubtful accounts of $4,477 and $4,994	104,894	123,842
Derivative assets	261,079	281,544
Inventory and other	25,224	33,217
Total current assets	391,726	439,074
Derivative assets	5,430	7,218
Natural gas and oil properties, successful efforts method	8,965,379	8,996,336
Accumulated depletion and depreciation	(2,748,635)	(2,635,031)
	6,216,744	6,361,305
Other property and equipment	110,444	110,013
Accumulated depreciation and amortization	(92,572)	(90,558)
	17,872	19,455
Other assets	73,378	72,979
Total assets	$6,705,150	$6,900,031

Liabilities
Current liabilities:
Accounts payable	$133,853	$117,346
Asset retirement obligations	15,071	15,071
Accrued liabilities	160,165	188,028
Accrued interest	28,953	30,139
Derivative liabilities	192	1,136
Total current liabilities	338,234	351,720
Bank debt	23,149	86,427
Senior notes	738,362	738,101
Senior subordinated notes	1,827,554	1,826,775
Deferred tax liabilities	735,971	777,947
Derivative liabilities	1,270	21
Deferred compensation liabilities	115,152	104,792
Asset retirement obligations and other liabilities	254,114	254,590
Total liabilities	4,033,806	4,140,373
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 169,746,218 issued at March 31, 2016 and 169,375,743 issued at December 31, 2015	1,698	1,693
Common stock held in treasury, 49,563 shares at March 31, 2016 and 59,283 shares at December 31, 2015	(1,871)	(2,245)
Additional paid-in capital	2,449,035	2,442,623
Retained earnings	222,482	317,587
Total stockholders’ equity	2,671,344	2,759,658
Total liabilities and stockholders’ equity	$6,705,150	$6,900,031

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Revenues and other income:
Natural gas, NGLs and oil sales	$209,487	$325,483
Derivative fair value income	86,908	122,839
Brokered natural gas, marketing and other	35,018	14,485
Total revenues and other income	331,413	462,807
Costs and expenses:
Direct operating	24,054	37,137
Transportation, gathering and compression	125,263	89,426
Production and ad valorem taxes	5,887	9,928
Brokered natural gas and marketing	36,558	21,562
Exploration	4,913	7,886
Abandonment and impairment of unproved properties	10,628	11,491
General and administrative	40,657	48,329
Termination costs	162	5,950
Deferred compensation plan	16,056	(5,624)
Interest	37,739	39,207
Depletion, depreciation and amortization	120,561	147,290
Impairment of proved properties and other assets	43,040	—
Loss on the sale of assets	1,643	175
Total costs and expenses	467,161	412,757
(Loss) income before income taxes	(135,748)	50,050
Income tax (benefit) expense:
Current	—	—
Deferred	(44,038)	22,366
	(44,038)	22,366
Net (loss) income	$(91,710)	$27,684
Net (loss) income per common share:
Basic	$(0.55)	$0.16
Diluted	$(0.55)	$0.16
Dividends paid per common share	$0.02	$0.04
Weighted average common shares outstanding:
Basic	166,803	166,039
Diluted	166,803	166,066

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015

Operating activities:
Net (loss) income	$(91,710)	$27,684
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Deferred income tax (benefit) expense	(44,038)	22,366
Depletion, depreciation and amortization and impairment	163,601	147,290
Exploration dry hole costs	—	103
Abandonment and impairment of unproved properties	10,628	11,491
Derivative fair value income	(86,908)	(122,839)
Cash settlements on derivative financial instruments	109,466	97,490
Allowance for bad debt	200	250
Amortization of deferred financing costs, loss on extinguishment of debt and other	1,707	1,358
Deferred and stock-based compensation	29,128	9,218
Loss on the sale of assets	1,643	175
Changes in working capital:
Accounts receivable	18,752	54,435
Inventory and other	5,333	(1,072)
Accounts payable	11,922	7,098
Accrued liabilities and other	(42,300)	(44,409)
Net cash provided from operating activities	87,424	210,638
Investing activities:
Additions to natural gas and oil properties	(107,015)	(357,780)
Additions to field service assets	(631)	(672)
Acreage purchases	(19,497)	(30,126)
Proceeds from disposal of assets	113,079	10,660
Purchases of marketable securities held by the deferred compensation plan	(8,662)	(4,664)
Proceeds from the sales of marketable securities held by the deferred compensation plan	7,833	4,922
Net cash used in investing activities	(14,893)	(377,660)
Financing activities:
Borrowings on credit facilities	358,000	542,000
Repayments on credit facilities	(422,000)	(353,000)
Debt issuance costs	(124)	(1,700)
Dividends paid	(3,395)	(6,759)
Change in cash overdrafts	(6,368)	(15,341)
Proceeds from the sales of common stock held by the deferred compensation plan	1,414	1,893
Net cash (used in) provided from financing activities	(72,473)	167,093
Increase in cash and cash equivalents	58	71
Cash and cash equivalents at beginning of period	471	448
Cash and cash equivalents at end of period	$529	$519

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

(2) BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

In May 2014, an accounting standards update was issued that supersedes the existing revenue recognition requirements. This standard includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminates industry-specific revenue guidance, requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. This standard is effective for us in first quarter 2018 and will be applied retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the update recognized at the date of initial application. Early adoption is permitted with an effective date no earlier than first quarter 2017. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on our consolidated results of operations, financial position or cash flows.

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

In February 2016, an accounting standards update was issued that requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses. This accounting standards update also requires certain quantitative and qualitative disclosures about leasing arrangements. This standard is effective for us in first quarter 2019 and should be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and early adoption is permitted. We are evaluating the provisions of this accounting standards update and assessing the impact it may have, if any, on our consolidated results of operations, financial position or cash flows.

In March 2016, an accounting standards update was issued that simplifies several aspects of the accounting for share-based payment award transactions. Among other things, this new guidance will require all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled, will allow an employer to repurchase more of an employee’s shares for tax withholding purposes than it can today without triggering liability accounting and will allow a policy election to account for forfeitures as they occur. This standard is effective for us in the first quarter of 2017 with prospective application and early adoption is permitted. We are evaluating the provisions of this accounting standards update and assessing the impact it may have, if any, on our consolidated results of operations, financial position or cash flows.

Recently Adopted

In April 2015, an accounting standards update was issued that requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. This standard was effective for the reporting period beginning on January 1, 2016 with early adoption permitted. As of December 31, 2015, we adopted this standard retrospectively and have accounted for the debt issuance costs as a reduction of the associated debt liability. This adoption only affected our consolidated balance sheets and did not have an impact on our consolidated results of operations or cash flows.

In November 2015, an accounting standards update was issued which requires entities to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This standard is effective for the reporting period beginning in January 1, 2017 with early adoption permitted. As of December 31, 2015, we adopted this standard retrospectively and reclassified our current deferred tax assets and liabilities into non-current deferred tax assets and liabilities. This adoption only affected our consolidated balance sheets and did not have an impact on our consolidated results of operations or cash flows.

(4) ACQUISITIONS AND DISPOSITIONS

We recognized a pretax net loss on the sale of assets of $1.6 million in first quarter 2016 compared to a net loss of $175,000 in the same period of the prior year.

2016 Dispositions

Pennsylvania. In first quarter 2016, we sold our non-operated interest in certain wells and gathering facilities in northeast Pennsylvania for proceeds of $111.5 million. After closing adjustments, we recorded a pretax loss of $2.1 million related to this sale.

Other. In first quarter 2016, we sold miscellaneous proved and unproved properties, inventory, other assets and surface acreage for proceeds of $1.6 million resulting in a pre-tax gain of $443,000. Included in the $1.6 million of proceeds is $1.2 million received from the sales of proved properties in Mississippi and South Texas.

2015 Dispositions

In first quarter 2015, we sold miscellaneous unproved property, proved property and inventory for proceeds of $10.7 million resulting in a pre-tax loss of $175,000. Included in the $10.7 million of proceeds is $10.5 million received from the sale of West Texas properties which closed in February 2015.

(5) INCOME TAXES

Income tax (benefit) expense was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Income tax (benefit) expense	$(44,038)	$22,366
Effective tax rate	32.4%	44.7%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For first quarter ended March 31, 2016 and 2015, our overall effective tax rate was different than the federal statutory rate of 35% due primarily to state income taxes, valuation allowances and other permanent differences. The first quarter 2016 includes tax expense of $4.5 million related to an increase in our valuation allowance for state net operating loss carryforwards that we do not believe are realizable and an income tax benefit of $96,000 to adjust the valuation allowance on our deferred tax asset related to future deferred compensation plan distributions of our senior executives.  In addition, we recorded income tax expense of $3.6 million related to equity compensation because we no longer have a hypothetical additional paid-in capital pool (“APIC Pool”) available to offset reduced tax benefits for the excess of financial accounting compensation expense over the corporate income tax deduction.  The hypothetical APIC Pool represents the tax benefit of the cumulative excess of corporate income tax deductions over financial accounting compensation expense recognized for equity-based compensation awards which have fully vested.  The APIC Pool will increase or decrease each year as equity awards vest.  Shortfalls generated by the excess of compensation expense for financial accounting purposes over the corresponding corporate income tax deduction are charged to the APIC Pool rather than income tax expense.  Once the APIC Pool is fully depleted, the tax effect of any excess of financial accounting expense over the corresponding corporate income tax deduction is recorded as income tax expense.  The first quarter 2015 includes $5.1 million income tax expense related to increases in our valuation allowances for state net operating loss carryforwards and an income tax benefit of $2.0 million adjusting our valuation allowance for our deferred tax asset related to future deferred compensation plan distributions of our senior executives.

(6) (LOSS) INCOME PER COMMON SHARE

Basic income or loss per share attributable to common shareholders is computed as (1) income or loss attributable to common shareholders (2) less income allocable to participating securities (3) divided by weighted average basic shares outstanding. Diluted income or loss per share attributable to common shareholders is computed as (1) basic income or loss attributable to common shareholders (2) plus diluted adjustments to income allocable to participating securities (3) divided by weighted average diluted shares outstanding. The following tables set forth a reconciliation of income or loss attributable to common shareholders to basic income or loss attributable to common shareholders to diluted income or loss attributable to common shareholders (in thousands except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net (loss) income, as reported	$(91,710)	$27,684
Participating earnings (a)	(56)	(463)
Basic net (loss) income attributed to common shareholders	(91,766)	27,221
Reallocation of participating earnings (a)	—	—
Diluted net (loss) income attributed to common shareholders	$(91,766)	$27,221
Net (loss) income per common share:
Basic	$(0.55)	$0.16
Diluted	$(0.55)	$0.16
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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding – basic	166,803	166,039
Effect of dilutive securities:
Director and employee SARs	—	27
Weighted average common shares outstanding – diluted	166,803	166,066

Weighted average common shares outstanding-basic for both the three months ended March 31, 2016 and the three months ended March 31, 2015 excludes 2.8 million shares of restricted stock held in our deferred compensation plan (although all awards are issued and outstanding upon grant). Due to our net loss from operations for the three months ended March 31, 2016, we excluded all outstanding stock appreciation rights (“SARs”) and restricted stock from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations. For the three months ended March 31, 2015, 1.4 million SARs were outstanding but not included in the computations of diluted income from operations per share because the grant prices of the SARs were greater than the average market price of the common stock.

(7) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are included in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. We did not have any exploratory well costs that have been capitalized for a period greater than one year as of March 31, 2016. The following table reflects the change in capitalized exploratory well costs for the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Balance at beginning of period	$4,161	$2,996
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,214	1,165
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(5,375)	—
Capitalized exploratory well costs charged to expense	—	—
Balance at end of period	—	4,161
Less exploratory well costs that have been capitalized for a period of one year or less	—	(1,165)
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—	$2,996
Number of projects that have exploratory well costs that have been capitalized greater than one year	—	1

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below which are net of debt issuance costs (bank debt interest rate at March 31, 2016 is shown parenthetically) (in thousands). No interest was capitalized during the three months ended March 31, 2016 or the year ended December 31, 2015.

	March 31,	December 31,
	2016	2015
Bank debt (2.4%), net of unamortized debt issuance costs of $7,851 and $8,573	$23,149	$86,427
Senior notes:
4.875% senior notes due 2025, net of unamortized debt issuance costs of $11,638 and $11,899	738,362	738,101
Senior subordinated notes:
5.75% senior subordinated notes due 2021, net of unamortized debt issuance costs of $5,671 and $5,905	494,329	494,095
5.00% senior subordinated notes due 2022, net of unamortized debt issuance costs of $7,508 and $7,777	592,492	592,223
5.00% senior subordinated notes due 2023, net of unamortized debt issuance costs of $9,267 and $9,543	740,733	740,457
Total debt	$2,589,065	$2,651,303

Bank Debt

In October 2014, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of October 16, 2019. The bank credit facility provides for a maximum facility amount of $4.0 billion.  The bank credit facility provides for a borrowing base subject to redeterminations annually by May and for event-driven unscheduled redeterminations. As part of our annual redetermination completed on March 17, 2016, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $2.0 billion. As of March 31, 2016, our bank group was composed of twenty-nine financial institutions with no one bank holding more than 5.8% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. As of March 31, 2016, the outstanding balance under our bank credit facility was $31.0 million, before deducting debt issuance costs. Additionally, we had $230.8 million of undrawn letters of credit leaving $1.7 billion of committed borrowing capacity available under the facility. During a non-investment grade period, borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 2.1% for the three months ended March 31, 2016 compared to 1.8% for the three months ended March 31, 2015. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At March 31, 2016, the commitment fee was 0.30% and the interest rate margin was 1.25% on our LIBOR loans and 0.25% on our base rate loans.

At any time during which we have an investment grade debt rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and we have elected, at our discretion, to effect the investment grade rating period, certain collateral security requirements, including the borrowing base requirement and restrictive covenants, will cease to apply and an additional financial covenant (as defined in the bank credit facility) will be imposed. During the investment grade period, borrowings under the credit facility can either be at the ABR plus a spread ranging from 0.125% to 0.75% or at the LIBOR Rate plus a spread ranging from 1.125% to 1.75% depending on our debt rating. The commitment fee paid on the undrawn balance would range from 0.15% to 0.30%. We currently do not have an investment grade debt rating.

Senior Notes

In May 2015, we issued $750.0 million aggregate principal amount of 4.875% senior notes due 2025 (the “Outstanding Notes”) for net proceeds of $737.4 million after underwriting discounts and commissions of $12.6 million. The notes were issued at par and were offered to qualified institutional buyers and non-U.S. persons outside the United States in compliance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On April 8, 2016, all of the Outstanding Notes were exchanged for an equal principal amount of registered 4.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4 filed with the SEC on February 29, 2016 under the Securities Act (the “Exchange Notes”). The Exchange Notes are identical to the Outstanding Notes except the Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. Under certain circumstances, if we experience a change of control, noteholders may require us to repurchase all of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the credit agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the credit agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at March 31, 2016.

The indentures governing our senior subordinated notes contain various restrictive covenants that are substantially identical to each other and may limit our ability to, among other things, pay cash dividends, incur additional indebtedness, sell assets, enter into transactions with affiliates, or change the nature of our business. At March 31, 2016, we were in compliance with these covenants. Our senior subordinated notes also include a limitation on the amount of credit facility debt we can incur. Certain thresholds, as set forth in the indenture debt incurrence test, may limit our ability to incur debt under our bank credit facility in excess of a $1.5 billion floor amount based on levels of commodity prices of natural gas, NGLs and crude oil used in the annual calculation of discounted future cash flows relating to proved oil and gas reserves (as further defined in the indenture). Based on the year-end 2015 discounted future net cash flows, our bank credit facility usage is limited to $1.5 billion until higher prices or proved reserve additions increase discounted future net cash flows.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2016 is as follows (in thousands):

Three Months Ended March 31, 2016
Beginning of period	$264,137
Liabilities incurred	194
Liabilities settled	(3,201)
Disposition of wells	(2,164)
Accretion expense	3,978
Change in estimate	821
End of period	263,765
Less current portion	(15,071)
Long-term asset retirement obligations	$248,694

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(10) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2015:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Beginning balance	169,316,460	168,628,177
SARs exercised	—	77,002
Restricted stock grants	132,237	335,103
Restricted stock units vested	238,238	252,507
Treasury shares issued	9,720	23,671
Ending balance	169,696,655	169,316,460

(11) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives, as we typically utilize commodity swaps or collars to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net asset of $262.0 million at March 31, 2016. These contracts expire monthly through December 2018. The following table sets forth our commodity-based derivative volumes by year as of March 31, 2016, excluding our basis and freight swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2016	Swaps	760,000 Mmbtu/day	$ 3.22
2017	Swaps	155,000 Mmbtu/day	$ 2.82
2018	Swaps	27,500 Mmbtu/day	$ 2.84

Crude Oil
2016	Swaps	5,498 bbls/day	$ 59.74
2017	Swaps	1,000 bbls/day	$ 50.13

NGLs (C3-Propane)
2016	Swaps	5,500 bbls/day	$ 0.60/gallon

NGLs (NC4-Normal Butane)
2016	Swaps	3,750 bbls/day	$ 0.66/gallon

NGLs (C5-Natural Gasoline)
2016	Swaps	3,417 bbls/day	$ 1.12/gallon
2017	Swaps	750 bbls/day	$ 0.91/gallon

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings as derivative fair value income or loss.

Basis Swap Contracts

In addition to the collars and swaps above, at March 31, 2016, we had natural gas basis swap contracts which lock in the differential between NYMEX and certain of our physical pricing indices primarily in Appalachia. These contracts settle monthly through March 2017 and include a total volume of 52,360,000 Mmbtu. The fair value of these contracts was a gain of $640,000 on March 31, 2016.

At March 31, 2016, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2017 and include a total volume of 1,675,000 barrels in 2016 and 750,000 barrels in 2017. The fair value of these contracts was a gain of $2.5 million on March 31, 2016.

Freight Swap Contracts

In connection with our international propane spread swaps, at March 31, 2016, we had freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange. These contracts settle monthly in fourth quarter 2016. These contracts cover 5,000 metric tons per month and have a fair value of a loss of $11,000 on March 31, 2016. These contracts use observable third-party pricing inputs that we consider to be a level 2 fair value classification.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		March 31, 2016
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$214,389	$(1,943)	$212,446
	–basis swaps	3,327	(2,648)	679
Crude oil	–swaps	29,273	(183)	29,090
NGLs	–C3 propane swaps	8,380	—	8,380
	–C3 propane spread swaps	7,373	(4,916)	2,457
	–NC4 butane swaps	4,972	(199)	4,773
	–C5 natural gasoline swaps	9,457	(762)	8,695
Freight	–swaps	—	(11)	(11)
		$277,171	$(10,662)	$266,509

		March 31, 2016
		Gross Amount of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(3,399)	$1,943	$(1,456)
	–basis swaps	(2,686)	2,648	(38)
Crude oil	–swaps	(81)	183	102
NGLs	–C3 propane spread swaps	(4,916)	4,916	—
	–NC4 butane swaps	(199)	199	—
	–C5 natural gasoline swaps	(832)	762	(70)
Freight	–swaps	(11)	11	—
		$(12,124)	$10,662	$(1,462)

		December 31, 2015
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$219,357	$(10,245)	$209,112
	–basis swaps	8,251	(2,765)	5,486
Crude oil	–swaps	38,699	—	38,699
NGLs	–C3 propane swaps	15,884	—	15,884
	–C3 propane spread swaps	2,497	(2,497)	—
	–NC4 butane swaps	6,968	—	6,968
	–C5 natural gasoline swaps	12,694	(81)	12,613
		$304,350	$(15,588)	$288,762

		December 31, 2015
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(10,245)	$10,245	$—
	–basis swaps	(2,786)	2,765	(21)
NGLs	–C3 propane spread swap	(3,633)	2,497	(1,136)
	–C5 natural gasoline swaps	(81)	81	—
		$(16,745)	$15,588	$(1,157)

The effects of our non-hedge derivatives (those derivatives that do not qualify for hedge accounting) on our consolidated statements of operations are summarized below (in thousands):

	Three Months Ended March 31,
	Derivative Fair Value Income (Loss)
	2016	2015
Commodity swaps	$79,644	$125,777
Collars	—	8,415
Basis swaps	7,275	(11,353)
Freight swaps	(11)	—
Total	$86,908	$122,839

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2016 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2016
Trading securities held in the deferred compensation plans	$63,018	$—	$—	$63,018
Derivatives –swaps	—	261,961	—	261,961
–basis swaps	—	3,097	—	3,097
–freight swaps	—	(11)	—	(11)

	Fair Value Measurements at December 31, 2015 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2015
Trading securities held in the deferred compensation plans	$62,376	$—	$—	$62,376
Derivatives –swaps	—	283,276	—	283,276
–basis swaps	—	4,329	—	4,329

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For first quarter 2016, interest and dividends were $136,000 and the mark-to-market adjustment was a gain of $259,000 compared to interest and dividends of $109,000 and a mark-to-market gain of $1.4 million in first quarter 2015.

Fair Values—Non-recurring

Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. In the three months ended March 31, 2016, due to declines in commodity prices, there were indicators that the carrying value of certain of our oil and gas properties may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their remaining fair value was measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 measurements. We also considered the potential sale of certain of these properties. We recorded non-cash charges during the three months ended March 31, 2016 of $43.0  million related to our natural gas and oil properties in Western Oklahoma. Our estimates of future cash flows attributable to our natural gas and oil properties could decline further with commodity prices which may result in additional impairment charges. The following table presents the value of these assets measured at fair value on a non-recurring basis at the time impairment was recorded (in thousands):

	Three Months Ended March 31,
	2016		2015
	Fair Value	Impairment	Fair Value Value	Impairment
Natural gas and oil properties	$90,150	$43,040	$—	$—

Fair Values—Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps and basis swaps	$266,509	$266,509	$288,762	$288,762
Marketable securities (a)	63,018	63,018	62,376	62,376
(Liabilities):
Commodity swaps and basis swaps	(1,462)	(1,462)	(1,157)	(1,157)
Bank credit facility (b)	(31,000)	(31,000)	(95,000)	(95,000)
Deferred compensation plan (c)	(139,279)	(139,279)	(122,918)	(122,918)
4.875% senior notes due 2025 (b)	(750,000)	(651,563)	(750,000)	(572,813)
5.75% senior subordinated notes due 2021 (b)	(500,000)	(441,250)	(500,000)	(396,250)
5.00% senior subordinated notes due 2022 (b)	(600,000)	(515,250)	(600,000)	(447,000)
5.00% senior subordinated notes due 2023 (b)	(750,000)	(635,625)	(750,000)	(551,250)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
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

Concentrations of Credit Risk

As of March 31, 2016, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate security are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $4.5 million at March 31, 2016 and $5.0 million at December 31, 2015. As of March 31, 2016, our derivative contracts consist of swaps. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2016, our derivative counterparties include nineteen financial institutions, of which all but four are secured lenders in our bank credit facility. At March 31, 2016, our net derivative assets include a net receivable from these four counterparties that are not included in our bank credit facility of $9.5 million.

(13) STOCK-BASED COMPENSATION PLANS

Stock-Based Awards

In 2005, we began granting SARs which represent the right to receive a payment equal to the excess of the fair market value of shares of our common stock on the date the right is exercised over the value of the stock on the date of grant. All SARs granted under our Amended and Restated 2005 Equity-Based Incentive Compensation Plan (the “2005 Plan”) will be settled in shares of stock, vest over a three-year period and have a maximum term of five years from the date they are granted. In 2011, the Compensation Committee of the Board of Directors began granting restricted stock units under our equity-based stock compensation plans. These restricted stock units, which we refer to as restricted stock Equity Awards, vest over a three-year period. All awards granted have been issued at prevailing market prices at the time of grant and the vesting of these shares is based upon an employee’s continued employment with us.

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

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, the shares generally are placed in our deferred compensation plan and, upon vesting, employees are allowed to take withdrawals either in cash or in stock based on their distribution elections. Compensation expense is recognized over the vesting period, which is typically three years for employee grants and immediate vesting for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock awards have the right to vote such shares and receive dividends thereon. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market adjustment is reported as deferred compensation plan expense in the accompanying consolidated statements of operations.

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

	Three Months Ended March 31,
	2016	2015
Direct operating expense	$588	$886
Brokered natural gas and marketing expense	516	506
Exploration expense	690	732
General and administrative expense	11,113	11,080
Termination costs	—	1,287
Total stock-based compensation	$12,907	$14,491

Performance Share Unit Awards

The following is a summary of our non-vested PSU awards outstanding at March 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	262,124	$64.77
Units granted (a)	118,193	30.47
Units vested	(42,546)	60.75
Units forfeited	—	—
Outstanding at March 31, 2016	337,771	$53.28

(a) Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero percent and 150% of the performance units granted depending on the total shareholder return ranking compared to the peer companies at the end of the three-year performance period.

The following assumptions were used to estimate the fair value of PSUs granted during first quarter 2016:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	0.85%	1.05%
Expected annual volatility	51.7%	33.9%
Weighted average grant date fair value per unit	$30.47	$55.17

We recorded PSU compensation expense of $2.5 million in first quarter 2016 compared to $1.3 million in the same period of 2015.

Restricted Stock Awards

Equity Awards

In first quarter 2016, we granted 927,000 restricted stock Equity Awards to employees at an average grant price of $28.04 compared to 548,000 restricted stock Equity Awards granted to employees at an average grant price of $52.25 in first quarter 2015. These awards generally vest over a three-year period. We recorded compensation expense for these Equity Awards of $5.8 million in first quarter 2016 compared to $7.8 million in the same period of 2015. Equity Awards are not issued to employees until they are vested. Employees do not have the option to receive cash.

Liability Awards

In first quarter 2016, we granted 136,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $28.40 with vesting generally over a three-year period. In first quarter 2015, we granted 95,000 shares of Liability Awards as compensation to employees at an average price of $52.25 with vesting generally over a three-year period. We recorded compensation expense for Liability Awards of $3.7 million in the first quarter 2016 compared to $3.9 million in the same period of 2015. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value at the end of each reporting period. This mark-to-market adjustment is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at March 31, 2016:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	436,764	$59.74	308,737	$65.80
Granted	927,266	28.04	136,275	28.40
Vested	(135,715)	49.30	(69,683)	65.22
Forfeited	(30,281)	50.73	(4,038)	52.45
Outstanding at March 31, 2016	1,198,034	$36.61	371,291	$52.32

Stock Appreciation Right Awards

We have one active equity-based stock plan which we refer to as the 2005 Plan. Under this plan, incentive and non-qualified stock options, SARs, and various other awards may be issued to non-employee directors and employees pursuant to decisions of the Compensation Committee, which is comprised of only non-employee, independent directors. There were 1.4 million SARs outstanding at March 31, 2016. Information with respect to SARs activity is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,510,977	$63.73
Exercised	—	—
Expired/forfeited	(102,661)	49.18
Outstanding at March 31, 2016	1,408,316	$64.79

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. Due to an increase in the Range stock price since December 31, 2015, we recorded a mark-to-market loss of $16.1 million in first quarter 2016 compared to a gain of $5.6 million in first quarter 2015. The Rabbi Trust held 2.8 million shares (2.4 million of which were vested) of Range stock at March 31, 2016 compared to 2.8 million shares (2.5 million of which were vested) at December 31, 2015.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded from taxing authorities	$73	$—
Interest paid	(37,117)	(54,284)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	1,015	15,813
Increase (decrease) in accrued capital expenditures	9,719	(110,622)

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

Transportation and Gathering Contracts

In first quarter 2016, our transportation and gathering commitments increased by approximately $12.7 million over the next nine years primarily from new firm transportation contracts and price changes to current contracts.

Delivery Commitments

In first quarter 2016, we entered into new agreements with several pipeline companies and end users to deliver natural gas volumes from our production. The new agreements are to deliver from 1,500 to 15,000 Mmbtu per day of natural gas and the commitments are between one and five years and began as early as April 1, 2016.

(16) OFFICE CLOSING AND TERMINATION COSTS

In first quarter 2015, we announced the closing of our Oklahoma City administrative and operational office to reduce our general and administrative expenses, due in part to the impact of lower commodity prices on our operations. In fourth quarter 2014, we initially accrued an estimated $8.4 million of termination costs relating to the closure of this office as it was probable of occurring. In early 2015, those plans and personnel involved were finalized which resulted in additional accruals in 2015 for severance and other personnel costs of $275,000, additional accelerated vesting of stock-based compensation of $608,000 and $3.2 million of building lease costs. The following summarizes our termination costs for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Termination costs	$–	$1,431
Building lease	162	3,232
Stock-based compensation	–	1,287
	$162	$5,950

The following details our accrued liability as of March 31, 2016 (in thousands):

March 31, 2016
Beginning balance	$11,630
Accrued building rent	162
Payments	(5,405)
Ending balance	$6,387

(17) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2016	December 31, 2015
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$8,030,190	$8,047,181
Unproved properties	935,189	949,155
Total	8,965,379	8,996,336
Accumulated depreciation, depletion and amortization	(2,748,635)	(2,635,031)
Net capitalized costs	$6,216,744	$6,361,305
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(18) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(in thousands)
Acreage purchases	$5,341	$73,025
Development	120,903	708,268
Exploration:
Drilling	9,097	87,505
Expense	4,223	18,421
Stock-based compensation expense	690	2,985
Gas gathering facilities:
Development	848	13,337
Subtotal	141,102	903,541
Asset retirement obligations	1,015	22,184
Total costs incurred	$142,117	$925,725
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 24, 2016.

Overview of Our Business

We are a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company engaged in the exploration, development and acquisition of natural gas and oil properties primarily in the Appalachian region of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

Our overarching business objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire and produce natural gas, NGLs and crude oil reserves. Natural gas and crude oil prices continue to be depressed. Prices for natural gas, NGLs and oil fluctuate widely and affect:

●	revenues, profitability and cash flow;
●	the quantity of natural gas, NGLs and oil we can economically produce;
●	the amount of cash flows available for capital expenditures; and
●	our ability to borrow and raise additional capital.

We prepare our financial statements in conformity with generally accepted accounting principles, which require us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved natural gas, NGLs and oil reserves. We use the successful efforts method of accounting for our natural gas, NGLs and oil activities.

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for these commodities are inherently volatile.  Since year-end 2015, prices have remained under pressure given the current oversupply of such commodities. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil and the Mont Belvieu NGL composite price for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Average NYMEX prices (a)
Natural gas (per mcf)	$2.09	$2.98	$(0.89)	(30%)
Oil (per bbl)	33.56	48.62	(15.06)	(31%)
Mont Belvieu NGLs composite (per gallon) (b)	0.32	0.43	(0.11)	(26%)
(a)	Based on weighted average of bid week prompt month prices.
(b)	Based on our estimated NGLs product component per barrel.

Consolidated Results of Operations

Overview of First Quarter 2016 Results

During first quarter 2016, we achieved the following financial and operating results:

●	5% production growth over the same period of 2015;
●	revenue from the sale of natural gas, NGLs and oil decreased 36% from the same period of 2015 with a 45% decline in average realized prices somewhat offset by an increase in production volumes;
●	revenue realized from the sale of natural gas, NGLs and oil including cash settlements on our derivatives limited the decline to 25% from the same period of 2015;
●	continued expansion of our activities in the Marcellus Shale in Pennsylvania by growing production, proving up acreage and acquiring additional unproved acreage;
●	reduced direct operating expenses per mcfe by 39% from the same period of 2015;
●	reduced general and administrative expense per mcfe 20% from the same period of 2015;
●	reduced interest expense per mcfe 9% from the same period of 2015;
●	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 22% from the same period of 2015;
●	entered into additional derivative contracts for 2016, 2017 and 2018; and
●	realized $87.4 million of cash flow from operating activities.

Our financial results have been significantly impacted by lower commodity prices. We experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 45% decrease in realized prices (average prices including all derivative settlements and third party transportation costs paid by us) partially offset by 5% higher production volumes when compared to first quarter 2015. During first quarter 2016, we recognized a net loss of $91.7 million, or $0.55 per diluted common share, compared to net income of $27.7 million, or $0.16 per diluted common share, during first quarter 2015.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types include transportation charges. One type of agreement is a netback agreement, under which we sell natural gas or oil at the wellhead and collect a price, net of transportation costs incurred by the purchaser. In this case, we record revenue at the price we receive from the purchaser. In the case of NGLs, we generally receive a net price from the purchaser (which is net of processing costs) which is also recorded as revenue at the net price we receive from the purchaser. Under the other type of agreement, we sell natural gas or oil at a specific delivery point, pay transportation to a third party and receive proceeds from the purchaser with no transportation cost deduction. In that case, we record transportation costs we pay to third parties as transportation, gathering and compression expense.

In first quarter 2016, natural gas, NGLs and oil sales decreased 36% compared to first quarter 2015 with a 39% decrease in average realized prices partially offset by a 5% increase in production. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change	%
Natural gas, NGLs and oil sales
Gas	$142,435	$228,740	$(86,305)	(38%)
NGLs	50,162	59,811	(9,649)	(16%)
Oil	16,890	36,932	(20,042)	(54%)
Total natural gas, NGLs and oil sales	$209,487	$325,483	$(115,996)	(36%)

Our production continues to grow through drilling success as we place new wells on production but is partially offset by the natural production decline of our natural gas and oil wells and asset sales. When compared to the same period of 2015, our first quarter 2016 production volumes increased 8% in our Appalachian region, despite the sale of our Virginia and West Virginia properties at the end of 2015. Production volumes from the Marcellus Shale in first quarter 2016 were 1.3 Bcfe per day. When compared to the same period of 2015, our Marcellus production volumes increased 19% for first quarter 2016. Our production for the three months ended March 31, 2016 and 2015 is set forth in the following table:

	Three Months Ended March 31,
	2016	2015	Change	%
Production (a)
Natural gas (mcf)	84,867,370	80,500,036	4,367,334	5%
NGLs (bbls)	5,974,734	5,359,276	615,458	11%
Crude oil (bbls)	844,341	1,138,960	(294,619)	(26%)
Total (mcfe) (b)	125,781,820	119,489,452	6,292,368	5%
Average daily production (a)
Natural gas (mcf)	932,608	894,445	38,163	4%
NGLs (bbls)	65,656	59,548	6,108	10%
Crude oil (bbls)	9,278	12,655	(3,377)	(27%)
Total (mcfe) (b)	1,382,218	1,327,661	54,557	4%
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during first quarter 2016 was $1.54 per mcfe compared to $2.79 per mcfe in first quarter 2015. Although we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices should include the total impact of transportation, gathering and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average sales prices (excluding derivative settlements) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of operations. Average sales prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers.

Realized prices include the impact of basis differentials. The price we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. Average natural gas differentials were $0.41 per mcf below NYMEX in first quarter 2016 compared to $0.14 per mcf below NYMEX in first quarter 2015. We also realized gains on our basis hedging in first quarter 2016 of $0.10 per mcf compared to a realized loss of $0.10 per mcf in first quarter 2015. Average realized price calculations for the three months ended March 31, 2016 and 2015 are shown below:

	Three Months Ended March 31,
	2016	2015	Change	%
Average Prices
Average sales prices (excluding derivative settlements):
Natural gas (per mcf)	$1.68	$2.84	$(1.16)	(41%)
NGLs (per bbl)	8.40	11.16	(2.76)	(25%)
Crude oil and condensate (per bbl)	20.00	32.43	(12.43)	(38%)
Total (per mcfe) (a)	1.67	2.72	(1.05)	(39%)
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.69	$3.54	$(0.85)	(24%)
NGLs (per bbl)	10.22	12.20	(1.98)	(16%)
Crude oil and condensate (per bbl)	35.49	64.06	(28.57)	(45%)
Total (per mcfe) (a)	2.54	3.54	(1.00)	(28%)
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$1.59	$2.58	$(0.99)	(38%)
NGLs (per bbl)	4.75	9.80	(5.05)	(52%)
Crude oil and condensate (per bbl)	35.49	64.06	(28.57)	(45%)
Total (per mcfe) (a)	1.54	2.79	(1.25)	(45%)

(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Transportation, gathering and compression expense was $125.3 million in first quarter 2016 compared to $89.4 million in first quarter 2015. These third party costs are higher than 2015 due to our production growth in the Marcellus Shale where we have third party gathering, compression and transportation agreements. In addition, first quarter 2016 includes additional expenses related the commencement of a new NGL pipeline project where we are able to export both ethane and propane internationally. Also included are additional ethane pipeline capacity charges for ethane transportation to the Gulf Coast. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range).

Derivative fair value income was $86.9 million in first quarter 2016 compared to $122.8 million in first quarter 2015. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Derivative fair value income per consolidated statements of operations	$86,908	$122,839

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$(2,947)	$34,290
Oil derivatives	(9,506)	(14,885)
NGLs derivatives	(10,094)	5,944
Freight derivatives	(11)	–
Total non-cash fair value (loss) gain (1)	$(22,558)	$25,349

Net cash receipt on derivative settlements:
Natural gas derivatives	$85,515	$55,869
Oil derivatives	13,073	36,026
NGLs derivatives	10,878	5,595
Total net cash receipt	$109,466	$97,490
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

Brokered natural gas, marketing and other revenue in first quarter 2016 was $35.0 million compared to $14.5 million in first quarter 2015 with significantly higher brokered natural gas volumes offset by lower average sales prices. In first quarter 2016, we also received $3.0 million from the sale of brokered propane volumes compared to none in the same period of the prior year. The first quarter 2015 included $2.1 million of gathering, marketing and broker revenue from our Virginia and West Virginia properties which we sold in fourth quarter 2015.

Operating Costs Per mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change	%
Direct operating expense	$0.19	$0.31	$(0.12)	(39%)
Production and ad valorem tax expense	0.05	0.08	(0.03)	(38%)
General and administrative expense	0.32	0.40	(0.08)	(20%)
Interest expense	0.30	0.33	(0.03)	(9%)
Depletion, depreciation and amortization expense	0.96	1.23	(0.27)	(22%)

Direct operating expense was $24.1 million in first quarter 2016 compared to $37.1 million in first quarter 2015. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our production volumes increased 5% but, on an absolute basis, our spending for direct operating expenses for first quarter 2016 declined 35% from the prior year quarter. Our direct operating costs have declined as a result of our cost reduction efforts and the sale of non-core assets. We have experienced cost decreases in most categories of direct operating expenses including lower well service costs, lower personnel and stock-based compensation expenses and lower utilities. We incurred $1.4 million of workover costs in first quarter 2016 compared to $1.1 million in first quarter 2015.

On a per mcfe basis, direct operating expense in first quarter 2016 decreased 39% from the same period of 2015 with the decrease consisting of lower well service costs and lower personnel costs. We expect to experience lower costs per mcfe as we increase production from our Marcellus Shale wells due to their lower operating cost relative to our other operating areas. The following table summarizes direct operating expenses per mcfe for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change	%
Lease operating expense	$0.18	$0.29	$(0.11)	(38%)
Workovers	0.01	0.01	—	—%
Stock-based compensation (non-cash)	—	0.01	(0.01)	—%
Total direct operating expense	$0.19	$0.31	$(0.12)	(39%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $526,000 in first quarter 2016 compared to $3.8 million in first quarter 2015. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) were negligible in first quarter 2016 compared to $0.03 in first quarter 2015 due to an increase in volumes not subject to production or ad valorem taxes and lower prices. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. Included in first quarter 2016 is a $5.4 million impact fee ($0.04 per mcfe) compared to $6.1 million ($0.05 per mcfe) in first quarter 2015.

General and administrative (“G&A”) expense was $40.7 million in first quarter 2016 compared to $48.3 million for first quarter 2015. The first quarter 2016 decrease of $7.6 million when compared to the same period of 2015 is primarily due to lower salaries and benefits, lower public relations costs, lower legal expenses and lower information technology and office expenses. At March 31, 2016, the number of G&A employees declined 17% when compared to March 31, 2015. On a per mcfe basis, first quarter 2016 G&A expense decreased 20% from first quarter 2015. The following table summarizes G&A expenses per mcfe for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change	%
General and administrative	$0.23	$0.31	$(0.08)	(26%)
Stock-based compensation (non-cash)	0.09	0.09	—	—%
Total general and administrative expense	$0.32	$0.40	$(0.08)	(20%)

Interest expense was $37.7 million for first quarter 2016 compared to $39.2 million for first quarter 2015. The following table presents information about interest expense per mcfe for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change	%
Bank credit facility	$0.03	$0.05	$(0.02)	(40%)
Senior notes	0.07	—	0.07	—%
Subordinated notes	0.19	0.27	(0.08)	(30%)
Amortization of deferred financing costs and other	0.01	0.01	—	—%
Total interest expense	$0.30	$0.33	$(0.03)	(9%)
Average debt outstanding (in thousands)	$2,677,582	$3,227,700	$(550,118)	(17%)
Average interest rate (a)	5.4%	4.7%	0.7%	15%

(a) Includes commitment fees but excludes debt issue costs and amortization of discounts.

On an absolute basis, the decrease in interest expense for first quarter 2016 from the same period of 2015 was primarily due to lower average outstanding debt balances somewhat offset by higher average interest rates. In August 2015, we redeemed all of our $500.0 million 6.75% senior subordinated notes due 2020. In May 2015, we issued $750.0 million of 4.875% senior notes due 2025. Average debt outstanding on the bank credit facility for first quarter 2016 was $137.6 million compared to $877.8 million in first quarter 2015 and the weighted average interest rate on the bank credit facility was 2.1% in first quarter 2016 compared to 1.8% in first quarter 2015.

Depletion, depreciation and amortization (“DD&A”) expense was $120.6 million in first quarter 2016 compared to $147.3 million in first quarter 2015. This decrease is due to a 22% decrease in depletion rates somewhat offset by a 5% increase in production rates. Depletion expense, the largest component of DD&A expense, was $0.91 per mcfe in first quarter 2016 compared to $1.16 per mcfe in first quarter 2015. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to the mix of our production from our properties with lower depletion rates, impairment of properties in 2015 which reduced our carrying values and asset sales. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change	%
Depletion and amortization	$0.91	$1.16	$(0.25)	(22%)
Depreciation	0.02	0.03	(0.01)	(33%)
Accretion and other	0.03	0.04	(0.01)	(25%)
Total DD&A expense	$0.96	$1.23	$(0.27)	(22%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, deferred compensation plan expenses, impairment of proved properties and termination costs. Stock-based compensation includes the amortization of restricted stock grants, PSUs and SARs grants. The following table details the allocation of stock-based compensation to functional expense categories for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Direct operating expense	$588	$886
Brokered natural gas and marketing expense	516	506
Exploration expense	690	732
General and administrative expense	11,113	11,080
Termination costs	—	1,287
Total stock-based compensation	$12,907	$14,491

Brokered natural gas and marketing expense was $36.6 million in first quarter 2016 compared to $21.6 million in first quarter 2015. The increase reflects significantly higher brokered natural gas volumes and lower expenses related to company owned gathering lines (which were sold in fourth quarter 2015) somewhat offset by lower purchase prices and $3.0 million of brokered propane purchases.

Exploration expense was $4.9 million in first quarter 2016 compared to $7.9 million in first quarter 2015 due to lower seismic costs and personnel costs. The following table details our exploration related expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change	%
Seismic	$151	$1,424	$(1,273)	(89%)
Delay rentals and other	1,825	1,732	93	5%
Personnel expense	2,247	3,895	(1,648)	(42%)
Stock-based compensation expense	690	732	(42)	(6%)
Dry hole expense	—	103	(103)	—%
Total exploration expense	$4,913	$7,886	$(2,973)	(38%)

Abandonment and impairment of unproved properties was $10.6 million in first quarter 2016 compared to $11.5 million in first quarter 2015. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Termination costs were $162,000 for the three months ended March 31, 2016 compared to $6.0 million in the same period of 2015. In first quarter 2016, these costs are additional building lease costs related to the closing of our Oklahoma City office. In the first quarter 2015, these costs included $3.2 million of accrued building lease costs for our Oklahoma City office, additional severance and stock-based compensation or accelerated vesting of restricted stock grants for both our Oklahoma City office employees and other areas where we determined a need to reduce personnel due to the commodity price environment.

Deferred compensation plan expense was a loss of $16.1 million in first quarter 2016 compared to a gain of $5.6 million in first quarter 2015. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $24.61 at December 31, 2015 to $32.38 at March 31, 2016. In the same quarter of the prior year, our stock price decreased from $53.45 at December 31, 2014 to $52.04 at March 31, 2015.

Impairment of proved properties was $43.0 million in the three months ended March 31, 2016. We assess our proved natural gas and oil properties whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  The cash flows we use to assess proved property impairment includes numerous assumptions including (1) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves (2) results of future drilling activities (3) future commodity prices and (4) increases or decreases in production and capital costs. All inputs are evaluated at each measurement date. In first quarter 2016, impairment expense was recorded related to certain of our oil and gas properties in Oklahoma. Due to falling commodity prices, our analysis of these properties, which included the possibility of a sale of certain of these properties, we determined that undiscounted future cash flows were less than their carrying values.

Loss on the sale of assets was $1.6 million in first quarter 2016 compared to $175,000 in first quarter 2015. In first quarter 2016, we sold our non-operated interest in certain wells and gathering facilities in Northeast Pennsylvania for proceeds of $111.5 million and, after closing adjustments, we recognized a pre-tax loss of $2.1 million related to this sale. In addition, in first quarter 2016, we sold miscellaneous proved properties along with inventory, other assets and surface acreage for proceeds of $1.6 million and recognized a pre-tax gain of $443,000. In first quarter 2015, we sold miscellaneous unproved and proved properties along with inventory for proceeds of $10.7 million and recognized a pre-tax loss of $175,000.

Income tax (benefit) expense was a benefit of $44.0 million in first quarter 2016 compared to income tax expense of $22.4 million in first quarter 2015. For the first quarter, the effective tax rate was 32.4% in 2016 compared to 44.7% in 2015. In first quarter ended 2016, we increased our valuation allowances for state net operating loss carryforwards we do not believe are realizable, decreased our valuation allowance related for our deferred tax asset related to future deferred compensation plan distributions of our senior executives and recorded additional tax expense related to the tax impact of excess financial accounting compensation expense over the corresponding corporate income tax deduction for equity compensation awards that have fully vested. There is no additional paid-in capital pool available to offset these reduced tax benefits. The 2016 and 2015 effective tax rates were different than the statutory tax rate due to state income taxes, permanent differences, changes in our valuation allowances related to deferred tax assets associated with senior executives to the extent their estimated future compensation, which includes distributions from the deferred compensation plan, is expected to exceed the $1.0 million annual deductible limit provided under section 162(m) of the Internal Revenue Code and changes to our valuation allowances related to state net operating loss carryforwards. We expect our effective tax rate to be approximately 39% for the remainder of 2016, before any discrete tax items.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year-to-year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of March 31, 2016, we have entered into hedging agreements covering 239.0 Bcfe for the remainder of 2016, 60.4 Bcfe for 2017 and 10.0 Bcfe for 2018. We have also entered into natural gas basis hedges for 52,360,000 Mmbtus through March 2017 and propane spread swaps for 1,675,000 barrels in 2016 and 750,000 barrels in 2017.

Net cash provided from operating activities in first quarter 2016 was $87.4 million compared to $210.6 million in first quarter 2015. Cash provided from continuing operations is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from first quarter 2015 to first quarter 2016 reflects a 5% increase in production and lower operating costs more than offset by lower realized prices (a decline of 45%). As of March 31, 2016, we have hedged more than 65% of our projected total production for the remainder of 2016, with more than 80% of our projected natural gas production hedged. Net cash provided from continuing operations is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first quarter 2016 were negative $6.3 million compared to positive $16.1 million for first quarter 2015.

Net cash used in investing activities in first three months 2016 was $14.9 million compared to $377.7 million in the same period of 2015.

During the three months ended March 31, 2016, we:

●	paid $107.0 million on natural gas and oil property additions, which includes cash payments related to our prior year capital budget;
●	paid $631,000 on field service assets;
●	paid $19.5 million on acreage, primarily in the Marcellus Shale; and
●	received proceeds from asset sales of $113.1 million.

During the three months ended March 31, 2015, we:

●	paid $357.8 million on natural gas and oil property additions;
●	paid $672,000 on field service assets;
●	paid $30.1 million on acreage, primarily in the Marcellus Shale; and
●	received proceeds from asset sales of $10.7 million.

Net cash (used in) provided from financing activities in first quarter 2016 was a decrease of $72.5 million compared to an increase of $167.1 million in the same period of 2015. Historically, sources of financing have been primarily bank borrowings and capital raised through debt and equity offerings.

During the three months ended March 31, 2016, we:

●	borrowed $358.0 million and repaid $422.0 million under our bank credit facility, ending the first quarter with a $31.0 million outstanding balance on our bank debt; and
●	paid dividends of $3.4 million.

During the three months ended March 31, 2015, we:

●	borrowed $542.0 million and repaid $353.0 million under our bank credit facility, ending the first quarter with $912.0 million of outstanding balance on our bank debt; and
●	paid dividends of $6.8 million.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must find new reserves and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first three months 2016, we significantly reduced our operating costs per unit of production and we entered into additional commodity derivative contracts for 2016, 2017 and 2018 to protect future cash flows. On March 17, 2016, our borrowing base and credit facility commitment were reaffirmed through May 1, 2017.

During first quarter 2016, our net cash provided from operating activities of $87.4 million and the proceeds we received from asset sales were used to fund approximately $127.1 million of capital expenditures (including acreage acquisitions). Cash payments for capital expenditures in the first quarter 2016 include payments for services incurred in the prior year capital budget. At March 31, 2016, we had $529,000 in cash and total assets of $6.7 billion.

Long-term debt at March 31, 2016 totaled $2.6 billion, including $31.0 million outstanding on our bank credit facility, $750.0 million of senior notes and $1.9 billion of senior subordinated notes. Our available committed borrowing capacity at March 31, 2016 was $1.7 billion. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A further material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and operate profitably. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our 2016 capital budget is $495.0 million.  We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of natural gas, NGLs and oil, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

Credit Arrangements

As of March 31, 2016, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion, which we refer to as our bank credit facility. The bank credit facility, during a non-investment grade period, is secured by substantially all of our assets and has a maturity date of October 16, 2019. Availability under the bank credit facility is subject to a borrowing base set by the lenders annually with an option to set more often in certain circumstances. Availability under the bank credit facility, during an investment grade period, is limited to aggregate lender commitments. As of March 31, 2016, the outstanding balance under our credit facility was $31.0 million. Additionally, we had $230.8 million of undrawn letters of credit leaving $1.7 billion of committed borrowing capacity available under the facility at the end of first quarter 2016.

Our bank credit facility and our senior subordinated notes impose limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility and the agreements relating to our subordinated notes). These agreements also contain customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at March 31, 2016. See Note 8 for additional information regarding our bank debt.

Cash Dividend Payments

On February 23, 2016, our Board of Directors declared a dividend of two cents per share ($3.4 million) on our outstanding common stock, which was paid on March 31, 2016 to stockholders of record at the close of business on March 15, 2016. The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors. In February 2016, the Board of Directors approved a reduction of our quarterly dividend from $0.04 per share to $0.02 per share.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, asset retirement obligations and transportation and gathering commitments. As of March 31, 2016, we do not have any capital leases. As of March 31, 2016, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2016, we had a total of $230.8 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2015, there have been no material changes to our contractual obligations other than a $64.0 million decrease in our outstanding bank credit facility balance and entry into new firm transportation and gathering contracts and new delivery commitments. The new firm transportation and gathering contracts increased our contractual obligations by approximately $12.7 million over the next nine years.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives, as we typically utilize commodity swap and collar contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our on-going development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets. The fair value of these contracts which is represented by the estimated amount that would be realized or payable on termination is based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a pretax gain of $262.0 million at March 31, 2016. The contracts expire monthly through December 2018. At March 31, 2016, the following commodity-based derivative contracts were outstanding, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2016	Swaps	760,000 Mmbtu/day	$ 3.22
2017	Swaps	155,000 Mmbtu/day	$ 2.82
2018	Swaps	27,500 Mmbtu/day	$ 2.84

Crude Oil
2016	Swaps	5,498 bbls/day	$ 59.74
2017	Swaps	1,000 bbls/day	$ 50.13
NGLs (C3-Propane)
2016	Swaps	5,500 bbls/day	$ 0.60/gallon
NGLs (NC4-Normal Butane)
2016	Swaps	3,750 bbls/day	$ 0.66/gallon
NGLs (C5-Natural Gasoline)
2016	Swaps	3,417 bbls/day	$ 1.12/gallon
2017	Swaps	750 bbls/day	$ 0.91/gallon

In addition to the collars and swaps discussed above, we have entered into natural gas basis swap agreements.  The price we received for our natural gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively fix the basis adjustments. The fair value of the basis swaps was a gain of $640,000 at March 31, 2016. The volumes are for 52,360,000 Mmbtu and they expire through March 2017.

At March 31, 2016, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly through December 2017 and include total volume of 1,675,000 barrels in 2016 and 750,000 barrels in 2017. The fair value of these contracts was a gain of $2.5 million on March 31, 2016.

Interest Rates

At March 31, 2016, we had approximately $2.6 billion of debt outstanding. Of this amount, $2.6 billion bore interest at fixed rates averaging 5.1%. Bank debt totaling $31.0 million bears interest at floating rates, which averaged 2.4% at March 31, 2016. The 30-day LIBOR Rate on March 31, 2016 was approximately 0.4%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2016 would cost us approximately $310,000 in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs for the remainder of 2016 to continue to be a function of supply and demand and we believe, based on the lower commodity price environment, we expect to see continued cost reductions. However, the timing and amount of such cost reductions cannot be predicted.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 63% of our December 31, 2015 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2015 to March 31, 2016.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. At March 31, 2016, our derivative program includes swaps. These contracts expire monthly through December 2018. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of March 31,

2016, approximated a net unrealized pretax gain of $262.0 million. At March 31, 2016, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2016	Swaps	760,000 Mmbtu/day	$ 3.22	$208,610
2017	Swaps	155,000 Mmbtu/day	$ 2.82	$2,613
2018	Swaps	27,500 Mmbtu/day	$ 2.84	$(233)

Crude Oil
2016	Swaps	5,498 bbls/day	$ 59.74	$27,317
2017	Swaps	1,000 bbls/day	$ 50.13	$1,875

NGLs (C3-Propane)
2016	Swaps	5,500 bbls/day	$ 0.60/gallon	$8,380

NGLs (NC4-Normal Butane)
2016	Swaps	3,750 bbls/day	$ 0.66/gallon	$4,773

NGLs (C5-Natural Gasoline)
2016	Swaps	3,417 bbls/day	$ 1.12/gallon	$8,713
2017	Swaps	750 bbls/day	$ 0.91/gallon	$(88)

We expect our NGLs production to continue to increase and we believe NGLs prices are somewhat seasonal, particularly for propane. Therefore, the relationship of NGLs prices to NYMEX WTI (or West Texas Intermediate) will vary due to product components, seasonality and geographic supply and demand. We sell NGLs in several regional and international markets. If we are not able to sell or store NGLs, we may be required to curtail production or shift our drilling activities to dry gas areas.

Currently, the Appalachian region has limited local demand and infrastructure to accommodate ethane. We have previously announced three ethane agreements wherein we have contracted to either sell or transport ethane from our Marcellus Shale area, two of which began operations in late 2013. Our Mariner East transportation agreement and our terminal/storage arrangements at Sunoco’s Marcus Hook Industrial Complex facility in Pennsylvania began ethane operations late in first quarter 2016. We cannot assure you that these facilities will remain available. If we are not able to sell ethane under at least one of these agreements, we may be required to curtail production or, as we have in the past, purchase or divert natural gas to blend with our rich residue gas.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the collars and swaps discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $640,000 at March 31, 2016 and they settle monthly through March 2017.

At March 31, 2016, we also had propane basis spread contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2017 and include a total volume of 1,675,000 barrels in 2016 and 750,000 barrels in 2017. The fair value of these contracts was a gain of $2.5 million on March 31, 2016.

The following table shows the fair value of our swaps and basis swaps and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2016. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase of		Decrease of
	Fair Value	10%	25%	10%	25%
Swaps	$261,961	$(77,966)	$(194,719)	$78,058	$195,140
Basis swaps	3,097	1,218	3,030	(1,214)	(3,034)
Freight swap	(11)	42	104	(42)	(105)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2016, our derivative counterparties include nineteen financial institutions, of which all but four are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and senior subordinated debt and variable rate bank debt. At March 31, 2016, we had $2.6 billion of debt outstanding. Of this amount, $2.6 billion bears interest at fixed rates averaging 5.1%. Bank debt totaling $31.0 million bears interest at floating rates, which was 2.4% on March 31, 2016. On March 31, 2016, the 30-day LIBOR Rate was approximately 0.4%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2016, would cost us approximately $310,000 in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to our unaudited consolidated financial statements entitled “Commitments and Contingencies” included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

Environmental Proceedings

Our subsidiary, Range Resources – Appalachia, LLC, was notified by the Pennsylvania Department of Environmental Protection (“DEP”), in the second quarter of 2015,  that it intends to assess a civil penalty under the Clean Streams Law and the 2012 Oil and Gas Act in connection with one well in Lycoming County. The DEP has directed us to prevent methane and other substances from escaping from this gas well into groundwater and a stream. We have considerable evidence that this well is not leaking and pre-drill testing of surrounding water wells showed the presence of methane in the water before commencement of our operations. While we intend to vigorously assert this position with the DEP; resolution of this matter may nonetheless result in monetary sanctions of more than $100,000.

ITEM 1A.	RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

ITEM 6.	EXHIBITS

Exhibits included in this report are set forth in the Index to Exhibits which immediately precedes such exhibits, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016

RANGE RESOURCES CORPORATION

By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date: April 28, 2016

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

3.2	Amended and Restated By-laws of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 1, 2016)

10.1*

Second Amendment to the Fifth Amended and Restated Credit Agreement among Range Resources Corporation (the borrower) and the institutions named therein as lenders, JPMorgan Chase Bank, N.A. as Administrative Agent

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