Form 10-Q/A
period 2016-09-30
RANGE RESOURCES CORP
filed 2016-11-16
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

We filed our Third Quarter on Form 10-Q for the three months and the nine months ended September 30, 2016 on October 26, 2016 (the “Original Report”).  We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely to correct certain data conversion character errors as described below:

In the Original Report, in certain instances some of the numerical tables included a “3/4” character where there should have been a dash (a “—”).  This Amendment is only for the correction of such information.

No other changes to the Original Report are included in this Amendment other than the correction detailed above.

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

	September 30, 2016	December 31, 2015
Balance at beginning of period	$4,161	$2,996
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,684	1,165
Reclassifications to wells, facilities and equipment based on determination of proved reserves	(5,845)	—
Divested wells	—	—
Balance at end of period	—	4,161
Less exploratory well costs that have been capitalized for a period of one year or less	—	(1,165)
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—	$2,996
Number of projects that have exploration well costs that have been capitalized greater than one year	—	1

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

		September 30, 2016
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$68,069	$(24,934)	$43,135
	–basis swaps	15,066	(1,191)	13,875
	–collars	15,086	—	15,086
	–puts	50,792	(145)	50,647
Crude oil	–swaps	29,696	(1,292)	28,404
	–collars	2,416	—	2,416
NGLs	–C2 ethane swaps	6,332	(185)	6,147
	–C3 propane swaps	8,535	(3,719)	4,816
	–C3 propane spread swaps	12,585	(8,506)	4,079
	–NC4 butane swaps	1,282	(371)	911
	–iC4 isobutane swaps	3,557	—	3,557
	–C5 natural gasoline swaps	9,722	(2,820)	6,902
Freight	–swaps	2	(157)	(155)
		$223,140	$(43,320)	$179,820

		September 30, 2016
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(31,557)	$24,934	$(6,623)
	–basis swaps	(1,278)	1,191	(87)
	–puts	—	145	145
Crude oil	–swaps	(2,456)	1,292	(1,164)
NGLs	–C2 ethane swaps	(185)	185	—
	–C3 propane swaps	(3,538)	3,719	181
	–C3 propane spread swaps	(8,506)	8,506	—
	–NC4 butane swaps	(2,407)	371	(2,036)
	–C5 natural gasoline swaps	(4,447)	2,820	(1,627)
Freight	–swaps	(157)	157	—
		$(54,531)	$43,320	$(11,211)

		December 31, 2015
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$219,357	$(10,245)	$209,112
	–basis swaps	8,251	(2,765)	5,486
Crude oil	–swaps	38,699	—	38,699
NGLs	–C3 propane swaps	15,884	—	15,884
	–C3 propane spread swaps	2,497	(2,497)	—
	–NC4 butane swaps	6,968	—	6,968
	–C5 natural gasoline swaps	12,694	(81)	12,613
		$304,350	$(15,588)	$288,762

		December 31, 2015
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(10,245)	$10,245	$—
	–basis swaps	(2,786)	2,765	(21)
NGLs	–C3 propane spread swap	(3,633)	2,497	(1,136)
	–C5 natural gasoline swaps	(81)	81	—
		$(16,745)	$15,588	$(1,157)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Three Months Ended September 30,
	Derivative Fair Value Income (Loss)
	2016	2015
Commodity swaps	$38,662	$198,245
Re-purchased swaps	—	1,683
Collars	1,320	5,626
Puts	2,842	—
Basis swaps	21,853	(3,550)
Freight swaps	(121)	—
Total	$64,556	$202,004

\

	Nine Months Ended September 30,
	Derivative Fair Value Income (Loss)
	2016	2015
Commodity swaps	$(40,270)	$281,921
Re-purchased swaps	—	1,683
Collars	1,320	12,391
Puts	2,842	—
Basis swaps	24,929	(5,943)
Freight swaps	(155)	—
Total	$(11,334)	$290,052

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct operating expense	$497	$609	$1,781	$2,149
Brokered natural gas and marketing expense	455	618	1,349	1,743
Exploration expense	608	688	1,669	2,171
General and administrative expense	11,126	11,512	37,682	38,545
Termination costs	—	(1)	—	1,720
Total stock-based compensation	$12,686	$13,426	$42,481	$46,328

Performance Share Unit Awards

The following is a summary of our non-vested PSU awards outstanding at September 30, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	262,124	$64.77
Units granted (a)	413,959	36.64
Units vested	(175,306)	53.01
Units forfeited	(42,603)	46.09
Outstanding at September 30, 2016	458,174	$45.60

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

	Nine Months Ended September 30,
	2016	2015
Termination costs	$—	$1,414
Building lease	303	3,156
Stock-based compensation	—	1,720
Total termination costs	$303	$6,290

The following details our accrued liability as of September 30, 2016 (in thousands):

September 30, 2016
Beginning balance at December 31, 2015	$11,630
Accrued building rent	303
Payments	(8,858)
Ending balance at September 30, 2016	$3,075

(17) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	September 30, 2016	December 31, 2015
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$9,263,853	$8,047,181
Unproved properties	2,936,529	949,155
Total	12,200,382	8,996,336
Accumulated depreciation, depletion and amortization	(2,994,282)	(2,635,031)
Net capitalized costs	$9,206,100	$6,361,305
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(18) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	(in thousands)
Acquisitions:
Acreage purchases	$16,282	$73,025
Oil and gas properties	3,086,635	—
Asset retirement obligations	16,609	—
Development	302,518	708,268
Exploration:
Drilling	37,528	87,505
Expense	16,972	18,421
Stock-based compensation expense	1,669	2,985
Gas gathering facilities:
Development	1,345	13,337
Subtotal	3,479,558	903,541
Asset retirement obligations	4,655	22,184
Total costs incurred	$3,484,213	$925,725
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Natural gas, NGLs and oil sales
Gas	$197,476	$189,113	$8,363	4%	$464,098	$589,517	$(125,419)	(21%)
NGLs	75,259	31,066	44,193	142%	198,877	131,822	67,055	51%
Oil	31,742	31,886	(144)	—%	75,595	114,262	(38,667)	(34%)
Total natural gas, NGLs and oil sales	$304,477	$252,065	$52,412	21%	$738,570	$835,601	$(97,031)	(12%)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivative fair value income (loss) per consolidated statements of operations	$64,556	$202,004	$(11,334)	$290,052

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$25,441	$38,604	$(195,038)	$(26,380)
Oil derivatives	(5,221)	5,822	(35,556)	(60,798)
NGLs derivatives	(8,656)	19,649	(41,242)	16,585
Freight derivatives	(121)	—	(155)	—
Total non-cash fair value gain (loss) (1)	$11,443	$64,075	$(271,991)	$(70,593)

Net cash receipt on derivative settlements:
Natural gas derivatives	$35,822	$80,675	$205,985	$223,603
Oil derivatives	8,777	41,207	29,277	105,434
NGLs derivatives	8,514	16,047	25,395	31,608
Total net cash receipt (payment)	$53,113	$137,929	$260,657	$360,645
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Lease operating expense	$0.15	$0.24	$(0.09)	(38%)	$0.16	$0.26	$(0.10)	(38%)
Workovers	0.01	0.02	(0.01)	(50%)	0.01	0.01	—	—%
Stock-based compensation (non-cash)	—	—	—	—%	—	0.01	(0.01)	(100%)
Total direct operating expense	$0.16	$0.26	$(0.10)	(38%)	$0.17	$0.28	$(0.11)	(39%)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
General and administrative	$0.22	$0.26	$(0.04)	(15%)	$0.22	$0.30	$(0.08)	(27%)
Stock-based compensation (non-cash)	0.08	0.09	(0.01)	(11%)	0.10	0.10	—	—%
Total general and administrative expense	$0.30	$0.35	$(0.05)	(14%)	$0.32	$0.40	$(0.08)	(20%)

Interest expense was $46.0 million for third quarter 2016 compared to $42.9 million for third quarter 2015 and was $121.5 million in the nine months ended 2016 compared to $125.6 million in the nine months ended September 30, 2015. The following table presents information about interest expense per mcfe for the three months and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Bank credit facility	$0.03	$0.03	$—	—%	$0.02	$0.03	$(0.01)	(33%)
Senior notes	0.10	0.07	0.03	43%	0.08	0.04	0.04	100%
Subordinated notes	0.14	0.20	(0.06)	(30%)	0.17	0.24	(0.07)	(29%)
Amortization of deferred financing costs and other	0.06	0.02	0.04	200%	0.04	0.02	0.02	100%
Total interest expense	$0.33	$0.32	$0.01	3%	$0.31	$0.33	$(0.02)	(6%)
Average debt outstanding (in thousands)	$2,875,991	$3,587,772	$(711,781)	(20%)	$2,768,873	$3,415,762	$(646,889)	(19%)
Average interest rate (a)	5.2%	4.6%	0.6%	13%	5.3%	4.7%	0.6%	13%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
Depletion and amortization	$0.91	$1.10	$(0.19)	(17%)	$0.90	$1.14	$(0.24)	(21%)
Depreciation	0.01	0.02	(0.01)	(50%)	0.02	0.02	—	—%
Accretion and other	0.03	0.04	(0.01)	(25%)	0.03	0.04	(0.01)	(25%)
Total DD&A expense	$0.95	$1.16	$(0.21)	(18%)	$0.95	$1.20	$(0.25)	(21%)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct operating expense	$497	$609	$1,781	$2,149
Brokered natural gas and marketing expense	455	618	1,349	1,743
Exploration expense	608	688	1,669	2,171
General and administrative expense	11,126	11,512	37,682	38,545
Termination costs	—	(1)	—	1,720
Total stock-based compensation	$12,686	$13,426	$42,481	$46,328

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

The following table presents sources and uses of cash and cash equivalents for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Sources of cash and cash equivalents
Operating activities	$202,037	$515,560
Disposal of assets	191,834	14,825
Borrowing on credit facility	1,887,000	1,940,000
Issuance of debt	—	750,000
Memorial Merger, net of cash acquired	7,180	—
Other	48,717	36,106
Total sources of cash and cash equivalents	$2,336,768	$3,256,491

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(339,446)	$(901,227)
Repayment of debt	(273,011)	(516,875)
Acreage purchases	(29,203)	(61,213)
Other property	(1,542)	(2,878)
Repayments on credit facility	(1,045,000)	(1,676,000)
Repayment of Memorial credit facility	(597,000)	—
Dividends paid	(11,654)	(20,308)
Other	(39,841)	(77,948)
Total uses of cash and cash equivalents	$(2,336,697)	$(3,256,449)

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

Date:  November 16, 2016

RANGE RESOURCES CORPORATION

By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date:  November 16, 2016

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