Form 10-Q
period 2017-06-30
RANGE RESOURCES CORP
filed 2017-08-01
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

    Yes  ☐    No  ☑

248,132,251 Common Shares were outstanding on July 31, 2017

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2017

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$520	$314
Accounts receivable, less allowance for doubtful accounts of $5,861 and $5,559	261,129	241,718
Derivative assets	80,559	13,278
Inventory and other	18,406	26,573
Total current assets	360,614	281,883
Derivative assets	16,870	205
Goodwill	1,646,710	1,654,292
Natural gas and oil properties, successful efforts method	12,843,905	12,386,153
Accumulated depletion and depreciation	(3,338,463)	(3,129,816)
	9,505,442	9,256,337
Other property and equipment	114,184	112,796
Accumulated depreciation and amortization	(98,024)	(95,923)
	16,160	16,873
Other assets	75,540	72,655
Total assets	$11,621,336	$11,282,245

Liabilities
Current liabilities:
Accounts payable	$286,619	$229,190
Asset retirement obligations	7,271	7,271
Accrued liabilities	256,227	265,843
Accrued interest	41,975	35,340
Derivative liabilities	4,900	165,009
Total current liabilities	596,992	702,653
Bank debt	949,948	876,428
Senior notes	2,850,100	2,848,591
Senior subordinated notes	48,541	48,498
Deferred tax liabilities	1,114,583	943,343
Derivative liabilities	541	24,491
Deferred compensation liabilities	96,854	119,231
Asset retirement obligations and other liabilities	301,886	310,642
Total liabilities	5,959,445	5,873,877
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 248,130,537 issued at June 30, 2017 and 247,174,903 issued at December 31, 2016	2,481	2,471
Common stock held in treasury, 14,967 shares at June 30, 2017 and 30,547 shares at December 31, 2016	(599)	(1,209)
Additional paid-in capital	5,547,579	5,524,423
Retained earnings (deficit)	112,430	(117,317)
Total stockholders’ equity	5,661,891	5,408,368
Total liabilities and stockholders’ equity	$11,621,336	$11,282,245

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues and other income:
Natural gas, NGLs and oil sales	$506,137	$224,606	$1,065,587	$434,093
Derivative fair value income (loss)	111,195	(162,798)	276,752	(75,890)
Brokered natural gas, marketing and other	55,779	39,989	107,427	75,007
Total revenues and other income	673,111	101,797	1,449,766	433,210
Costs and expenses:
Direct operating	31,420	20,671	59,443	44,725
Transportation, gathering, processing and compression	191,590	136,844	369,238	262,107
Production and ad valorem taxes	9,969	6,049	19,132	11,936
Brokered natural gas and marketing	55,857	40,925	109,407	77,483
Exploration	14,498	6,785	23,002	11,698
Abandonment and impairment of unproved properties	5,193	7,059	9,613	17,687
General and administrative	52,322	46,064	99,818	86,721
MRD Merger expenses	—	2,621	—	2,621
Termination costs	(96)	5	4,096	167
Deferred compensation plan	(14,466)	25,746	(27,635)	41,802
Interest	47,926	37,758	95,027	75,497
Depletion, depreciation and amortization	152,504	122,390	302,325	242,951
Impairment of proved properties and other assets	—	—	—	43,040
(Gain) loss on the sale of assets	(807)	3,304	(23,407)	4,947
Total costs and expenses	545,910	456,221	1,040,059	923,382
Income (loss) before income taxes	127,201	(354,424)	409,707	(490,172)
Income tax expense (benefit):
Current	—	—	—	—
Deferred	57,651	(129,488)	170,046	(171,464)
	57,651	(129,488)	170,046	(171,464)
Net income (loss)	$69,550	$(224,936)	$239,661	$(318,708)
Net income (loss) per common share:
Basic	$0.28	$(1.35)	$0.97	$(1.91)
Diluted	$0.28	$(1.35)	$0.97	$(1.91)
Dividends paid per common share	$0.02	$0.02	$0.04	$0.04
Weighted average common shares outstanding:
Basic	245,177	167,126	244,916	166,964
Diluted	245,335	167,126	245,242	166,964

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016

Operating activities:
Net income (loss)	$239,661	$(318,708)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Deferred income tax expense (benefit)	170,046	(171,464)
Depletion, depreciation and amortization and impairment	302,325	285,991
Exploration dry hole costs	161	—
Abandonment and impairment of unproved properties	9,613	17,687
Derivative fair value (income) loss	(276,752)	75,890
Cash settlements on derivative financial instruments	(794)	207,544
Allowance for bad debt	300	450
Amortization of deferred financing costs, loss on extinguishment of debt and other	2,557	3,437
Deferred and stock-based compensation	1,952	71,718
(Gain) loss on the sale of assets	(23,407)	4,947
Changes in working capital:
Accounts receivable	(13,610)	41,955
Inventory and other	3,716	10,500
Accounts payable	18,426	(19,194)
Accrued liabilities and other	(22,866)	(37,552)
Net cash provided from operating activities	411,328	173,201
Investing activities:
Additions to natural gas and oil properties	(469,644)	(241,109)
Additions to field service assets	(2,966)	(1,304)
Acreage purchases	(37,987)	(23,554)
Proceeds from disposal of assets	27,288	190,803
Purchases of marketable securities held by the deferred compensation plan	(19,665)	(22,115)
Proceeds from the sales of marketable securities held by the deferred compensation plan	21,356	22,997
Net cash used in investing activities	(481,618)	(74,282)
Financing activities:
Borrowings on credit facilities	946,000	647,000
Repayments on credit facilities	(874,000)	(739,000)
Repayment of senior notes	(500)	—
Debt issuance costs	—	(124)
Dividends paid	(9,914)	(6,796)
Taxes paid for shares withheld	(6,077)	(3,597)
Change in cash overdrafts	10,839	(6,804)
Proceeds from the sales of common stock held by the deferred compensation plan	4,148	10,313
Net cash provided from (used in) financing activities	70,496	(99,008)
Increase (decrease) in cash and cash equivalents	206	(89)
Cash and cash equivalents at beginning of period	314	471
Cash and cash equivalents at end of period	$520	$382

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

(2) BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2017. The results of operations for the second quarter and the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

On September 16, 2016, we issued approximately 77.0 million shares of common stock in exchange for all outstanding shares of common stock of Memorial Resources Development Corp. (“Memorial”) using an exchange ratio of 0.375 of a share of Range common stock for each share of Memorial common stock. For additional information, see Note 4.

Inventory. As of June 30, 2017, we had $8.5 million of material and supplies inventory compared to $9.4 million at December 31, 2016. Material and supplies inventory consists of primarily tubular goods and equipment used in our operations and is stated at lower of specific cost of each inventory item or market. At June 30, 2017, we also had commodity inventory of $2.6 million compared to $8.3 million at December 31, 2016. Commodity inventory as of June 30, 2017 consists of natural gas and NGLs held in storage or as line fill in pipelines.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

In May 2014, an accounting standards update was issued that supersedes the existing revenue recognition requirements. This standard includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminates industry-specific revenue guidance, requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. This standard is effective for us in first quarter 2018 and we expect to adopt the new standard using the modified retrospective method of adoption. We continue to evaluate the available adoption methods. We are utilizing a bottom-up approach to analyze the impact of the new standard on our contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and the impact of adopting this standards update on our total net revenues, operating income (loss) and our consolidated balance sheet. We are currently performing detailed analysis of our portfolio of contracts at the individual contract level as we continue to evaluate the impact of this accounting standards update on our consolidated results of operations, financial position, cash flows and financial disclosures, in addition to developing any process or control changes necessary.

In February 2016, an accounting standards update was issued that requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses. This accounting standards update also requires certain quantitative and qualitative disclosures about leasing arrangements. This standard is effective for us in first quarter 2019 and should be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and early adoption is permitted. We are evaluating the provisions of this accounting standards update and assessing the impact it will have on our consolidated results of operations, financial position or cash flows but based on our preliminary review of the update, we expect that we will have operating leases with durations greater than twelve months on the balance sheet. As we continue to evaluate and implement the standard, we will provide additional information about the expected financial impact at a future date.

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

In March 2016, an accounting standards update was issued that simplifies several aspects of the accounting for share-based payment award transactions. Among other things, this new guidance requires all income tax effects of share-based awards to be recognized in the statement of operations when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and allows a policy election to account for forfeitures as they occur. This new standard is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this accounting standards update in fourth quarter 2016 and reflected any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The following summarizes the impact of the adoption of this update on our consolidated financial statements:

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

(4) ACQUISITIONS AND DISPOSITIONS

Memorial Merger

On September 16, 2016, we completed our merger with Memorial Resource Development Corp. (the “MRD Merger” or “Memorial”) which was accomplished through the merger of Medina Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Range, with and into Memorial, with Memorial surviving as a wholly-owned subsidiary of Range. The results of Memorial’s operations since the effective time of the MRD Merger are included in our consolidated statements of operations. The MRD Merger was effected through the issuance of approximately 77.0 million shares of Range common stock in exchange for all outstanding shares of Memorial using an exchange ratio of 0.375 of a share of Range common stock for each share of Memorial common stock. At the effective time of the MRD Merger, Memorial’s liabilities, which are reflected in Range’s consolidated financial statements, included approximately $1.2 billion fair value of outstanding debt. In the last six months of 2016, we incurred MRD Merger-related expenses of approximately $37.2 million which includes consulting, investment banking, advisory, legal and other merger-related fees.

Allocation of Purchase Price. The MRD Merger has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of the MRD Merger to the assets acquired and the liabilities assumed based on the fair value at the effective time of the MRD Merger, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. Certain data necessary to complete the purchase price allocation is not yet available and includes, but is not limited to, the valuation of certain pre-merger contingencies. Since

December 31, 2016, final tax returns have been filed and the purchase price allocation was revised. We expect to complete the purchase price allocation during the 12-month period following the MRD Merger date, in line with the acquisition method of accounting, during which time the value of the assets and liabilities, including goodwill, may be revised as appropriate.

The following table sets forth our preliminary purchase price allocation (in thousands, except shares and stock price):

Purchase price:
Shares of Range common stock issued to Memorial stockholders	77,042,749
Range common stock price per share at September 15, 2016 (close)	$39.37
Total purchase price	$3,033,173

Plus fair value of liabilities assumed by Range:
Accounts payable	$55,624
Other current liabilities	113,838
Long-term debt	1,204,449
Deferred taxes	548,542
Other long-term liabilities	77,223
Total purchase price plus liabilities assumed	$5,032,849

Fair value of Memorial assets:
Cash and equivalents	$7,180
Other current assets	101,763
Derivative instruments	152,994
Natural gas and oil properties:
Proved property	1,121,311
Unproved property	1,999,187
Other property and equipment	3,579
Goodwill (a)	1,646,710
Other	125
Total asset value	$5,032,849

(a) Goodwill will not be deductible for income tax purposes.

The fair value measurements of derivative instruments assumed were determined based on published forward commodity price curves as of the date of the MRD Merger and represent Level 2 inputs. Derivative instruments in an asset position include a measure of counterparty nonperformance risk and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, based on the current published credit default swap rates and other market based indicators. The fair value measurements of long-term debt were estimated based on published market prices and represent Level 1 inputs.

The fair value measurements of natural gas and oil properties and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of natural gas and oil properties include estimates of: (i) recoverable reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices and (v) a market-based weighted average costs of capital rate. These inputs require significant judgments and estimates by management at the time of the valuation and may be subject to change. Management utilized the assistance of a third party valuation expert to estimate the value of natural gas and oil properties acquired. In some cases, certain amounts allocated to unproved properties are based on a market approach using third party published data which provides lease pricing information based on certain geographic areas and represent Level 2 inputs.

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

The results of operations attributable to Memorial are included in our consolidated statements of operations beginning on September 16, 2016. We recognized $257.5 million of natural gas, oil and NGLs revenues and $160.0 million of field net operating income from these assets from January 1, 2017 to June 30, 2017.

Pro forma Financial Information. The following pro forma condensed combined financial information was derived from the historical financial statements of Range and Memorial and gives effect to the MRD Merger as if it had occurred on January 1, 2016. The below information reflects pro forma adjustments for the issuance of Range common stock in exchange for Memorial’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that we believe are reasonable, including (i) the depletion of Memorial’s fair-valued proved oil and gas properties and (ii) the estimated tax impacts of the pro forma adjustments. Additionally, pro forma results for the six months ended June 30, 2016 were adjusted to exclude $2.6 million of merger-related costs incurred by Range and $7.1 million incurred by Memorial. The pro forma results of operations do not include any cost savings or other synergies that may result from the MRD Merger or any estimated costs that have been or will be incurred by us to integrate the Memorial assets. The pro forma condensed combined financial information is not necessarily indicative of the results that might have actually occurred had the MRD Merger taken place on January 1, 2016. In addition, the pro forma financial information below is not intended to be a projection of future results (in thousands, except per share amounts).

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Revenues	$110,166	$559,099
Net loss	$(338,213)	$(412,921)

Loss per share:
Basic	$(1.39)	$(1.69)
Diluted	$(1.39)	$(1.69)

2017 Dispositions

We recognized a pretax net gain on the sale of assets of $807,000 in second quarter 2017 compared to a pretax net loss of $3.3 million in the same period of the prior year and a pretax net gain on the sale of assets of $23.4 million in first six months ended 2017 compared to a pretax net loss of $4.9 million in the same period of the prior year.

Western Oklahoma. In first six months 2017, we sold certain properties in Western Oklahoma for proceeds of $26.0 million and we recorded a gain of $22.1 million related to this sale, after closing adjustments and transaction fees.

Other. In second quarter 2017, we sold miscellaneous unproved properties, inventory and other assets for proceeds of $1.2 million resulting in a pretax gain of $1.2 million. In first quarter 2017, we sold miscellaneous unproved properties, inventory, other assets and surface acreage for proceeds of $53,000 resulting in a pretax gain of $69,000.

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

Other. In second quarter 2016, we sold miscellaneous inventory and surface acreage for proceeds of $74,000 resulting in a pretax loss of $640,000. In first quarter 2016, we sold miscellaneous proved and unproved properties, inventory, other assets and surface acreage for proceeds of $1.6 million, resulting in a gain of $443,000. Included in the $1.6 million of proceeds is $1.2 million received from the sale of proved properties in Mississippi and South Texas.

(5) GOODWILL

During 2016, we recorded goodwill associated with the MRD Merger, which represents the cost of the acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. During fourth quarter 2016, we performed our annual qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step impairment test. Based on the results of this assessment, we determined it was not likely that goodwill was impaired. We are not aware of any events or circumstances that occurred during the first six months 2017 that would have more likely than not reduced the fair value of our reporting unit below its carrying value.

(6) INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$57,651	$(129,488)	$170,046	$(171,464)
Effective tax rate	45.3%	36.5%	41.5%	35.0%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For second quarter and six months ended June 30, 2017 and 2016, our overall effective tax rate was different than the federal statutory rate of 35% due primarily to state income taxes and other tax items which are detailed below (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total income (loss) before income taxes	$127,201	$(354,424)	$409,707	$(490,172)
U.S. federal statutory rate	35%	35%	35%	35%
Total tax expense (benefit) at statutory rate	44,520	(124,048)	143,397	(171,560)

State and local income taxes, net of federal benefit	4,146	(11,524)	13,128	(15,956)
Non-deductible executive compensation	—	446	140	682
Tax less than book equity compensation	2,228	64	4,752	5,330
Change in valuation allowances:
Federal net operating loss carryforwards & other	2,562	3,209	3,418	—
State net operating loss carryforwards & other	4,127	2,327	6,212	7,699
Rabbi trust and other	68	—	(1,053)	2,276
Permanent differences and other	—	38	52	65
Total expense (benefit) for income taxes	$57,651	$(129,488)	$170,046	$(171,464)
Effective tax rate	45.3%	36.5%	41.5%	35.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss), as reported	$69,550	$(224,936)	$239,661	$(318,708)
Participating earnings (a)	(751)	(56)	(2,619)	(111)
Basic net income (loss) attributed to common shareholders	68,799	(224,992)	237,042	(318,819)
Reallocation of participating earnings (a)	—	—	3	—
Diluted net income (loss) attributed to common shareholders	$68,799	$(224,992)	$237,045	$(318,819)
Net income (loss) per common share:
Basic	$0.28	$(1.35)	$0.97	$(1.91)
Diluted	$0.28	$(1.35)	$0.97	$(1.91)
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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding – basic (1)	245,177	167,126	244,916	166,964
Effect of dilutive securities:
Director and employee PSUs and RSUs	158	—	326	—
Weighted average common shares outstanding – diluted	245,335	167,126	245,242	166,964

(1) 2017 includes common stock issued in connection with the exchange of 77.0 million shares for all outstanding Memorial common stock on September 16, 2016.

Weighted average common shares outstanding–basic for second quarter 2017 excludes 2.7 million shares of restricted stock held in our deferred compensation plan compared to 2.8 million shares in second quarter 2016 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding-basic for first six months 2017 excludes 2.7 million shares of restricted stock compared to 2.8 million shares for first six months 2016. For second quarter 2017, stock appreciation rights (“SARs”) of 652,000 were outstanding but not included in the computation of diluted net income per share because the grant prices of the SARs were greater than the average market price of the common shares and would be anti-dilutive to the computations. For first six months 2017, SARs of 797,000 were outstanding but not included in the computation of diluted net income per share because the grant prices of the SARs were greater than the average market price of the common shares and would be anti-dilutive to the computations.  In addition, there were 1,265,000 shares of equity awards for the second quarter 2017 and 404,000 shares of equity awards for the first six months 2017 excluded from the computation of diluted net income per share because their effect would have been antidilutive. Due to our net loss from operations for the three months and the six months ended June 30, 2016, we excluded all outstanding SARs, restricted stock and performance shares from the computation of diluted net loss per share because the effect would have been anti-dilutive.

(8) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are included in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. We did not have any exploratory well costs that have been capitalized for a period greater than one year as of June 30, 2017. The following table reflects the change in capitalized exploratory well costs for the six months ended June 30, 2017 and the year ended December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Balance at beginning of period	$7,412	$4,161
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,372	9,128
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—	(5,877)
Balance at end of period	8,784	7,412
Less exploratory well costs that have been capitalized for a period of one year or less	(8,784)	(7,412)
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—	$—
Number of projects that have exploration well costs that have been capitalized greater than one year	—	—

(9) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at June 30, 2017 is shown parenthetically). No interest was capitalized during the three months or the six months ended June 30, 2017 or the year ended December 31, 2016 (in thousands).

	June 30, 2017	December 31, 2016
Bank debt (2.7%)	$954,000	$882,000
Senior notes:
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2023	741,514	741,514
5.00% senior notes due 2022	580,032	580,032
5.75% senior notes due 2021	475,952	475,952
5.875% senior notes due 2022	329,244	329,244
Other senior notes due 2022	590	1,090
Total senior notes	2,877,332	2,877,832
Senior subordinated notes:
5.00% senior subordinated notes due 2023	7,712	7,712
5.00% senior subordinated notes due 2022	19,054	19,054
5.75% senior subordinated notes due 2021	22,214	22,214
Total senior subordinated notes	48,980	48,980
Total debt	3,880,312	3,808,812
Unamortized premium	6,659	7,258
Unamortized debt issuance costs	(38,382)	(42,553)
Total debt net of debt issuance costs	$3,848,589	$3,773,517

Bank Debt

In October 2014, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of October 16, 2019. The bank credit facility provides for a maximum facility amount of $4.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations annually by May and for event-driven unscheduled redeterminations. As part of our annual redetermination completed on March 21, 2017, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $2.0 billion. As of June 30, 2017, our bank group was composed of twenty-nine financial institutions with no one bank holding more than 5.8% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. As of June 30, 2017, the outstanding balance under our bank credit facility was $954.0 million, before deducting debt issuance costs. Additionally, we had $285.7 million of undrawn letters of credit leaving $760.3 million of committed borrowing capacity available under the facility. During a non-investment grade period, borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit facility agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit facility agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 2.6% in second quarter 2017 compared to 2.8% in second quarter 2016. The weighted average interest rate was 2.5% for first six months 2017 compared to 2.4% for first six months 2016. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At June 30, 2017, the commitment fee was 0.3% and the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our base rate loans.

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

Senior Notes

In May 2015, we issued $750.0 million aggregate principal amount of 4.875% senior notes due 2025 (the “Outstanding Notes”) for net proceeds of $737.4 million after underwriting discounts and commissions of $12.6 million. The notes were issued at par and were offered to qualified institutional buyers and non-U.S. persons outside of the United States in compliance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). On April 8, 2016, all of the Outstanding Notes were exchanged for an equal principal amount of registered 4.875% senior notes due 2025 pursuant to an effective registration statement on Form S-4 filed with the SEC on February 29, 2016 under the Securities Act (the “Exchange Notes”). The Exchange Notes are identical to the Outstanding Notes except the Exchange Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest. Under certain circumstances, if we experience a change of control, noteholders may require us to repurchase all of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the bank credit facility agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the bank credit facility agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at June 30, 2017.

(10) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2017 is as follows (in thousands):

Six Months Ended June 30, 2017
Beginning of period	$257,943
Acquisition of wells	—
Liabilities incurred	3,672
Liabilities settled	(3,103)
Disposition of wells	(2,402)
Accretion expense	7,335
Change in estimate	148
End of period	263,593
Less current portion	(7,271)
Long-term asset retirement obligations	$256,322

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

(11) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2016:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Beginning balance	247,144,356	169,316,460
MRD Merger	—	77,042,749
Restricted stock grants	534,686	490,609
Restricted stock units vested	335,487	266,541
PSU-TSR units settled	85,461	—
Shares retired	—	(739)
Treasury shares issued	15,580	28,736
Ending balance	248,115,570	247,144,356

(12) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We typically do not utilize complex derivatives, as we utilize commodity swaps, collars, options or combinations thereof to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net asset of $99.8 million at June 30, 2017. These contracts expire monthly through December 2019. The following table sets forth our commodity-based derivative volumes by year as of June 30, 2017, excluding our basis and freight swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2017	Swaps (1)	865,000 Mmbtu/day	$ 3.21
2018	Swaps	417,260 Mmbtu/day	$ 3.25
2017	Collars (1)	122,609 Mmbtu/day	$ 3.45–$ 4.11
2018	Collars	60,000 Mmbtu/day	$ 3.40–$ 3.76
2017	Purchased Puts (1)	185,870 Mmbtu/day	$ 3.50 (2)
2017	Sold Calls	23,370 Mmbtu/day	$ 3.70 (3)

Crude Oil
2017	Swaps (1)	8,761 bbls/day	$ 56.38
2018	Swaps	5,250 bbls/day	$ 53.20
2019	Swaps	500 bbls/day	$ 51.75

NGLs (C2-Ethane)
2017	Swaps	3,000 bbls/day	$ 0.27/gallon
2018	Swaps	250 bbls/day	$ 0.29/gallon

NGLs (C3-Propane)
2017	Swaps	13,826 bbls/day	$ 0.57/gallon
2018	Swaps	7,199 bbls/day	$0.65/gallon

NGLs (NC4-Normal Butane)
2017	Swaps	7,875 bbls/day	$ 0.75/gallon
2018	Swaps	4,250 bbls/day	$ 0.81/gallon

NGLs (C5-Natural Gasoline)
2017	Swaps	5,500 bbls/day	$ 1.07/gallon
2018	Swaps	1,500 bbls/day	$ 1.19/gallon

(1) Includes derivative instruments assumed in connection with the MRD Merger.

(2) Weighted average deferred premium is ($0.32).

(3) Weighted average deferred premium is $0.27.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings as derivative fair value income or loss.

Basis Swap Contracts

In addition to the swaps described above, at June 30, 2017, we had natural gas basis swap contracts which lock in the differential between NYMEX and certain of our physical pricing indices primarily in Appalachia. These contracts settle monthly through October 2018 and include a total volume of 71,212,500 Mmbtu. The fair value of these contracts was a loss of $10.5 million on June 30, 2017.

At June 30, 2017, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2018 and include a total volume of 910,500 barrels in 2017 and 750,000 barrels in 2018. The fair value of these contracts was a gain of $2.6 million on June 30, 2017.

Freight Swap Contracts

In connection with our international propane spread swaps, at June 30, 2017, we had freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange. These contracts settle monthly in fourth quarter 2017 through December 2018 and cover 5,000 metric tons per month with a fair value gain of $109,000 on June 30, 2017.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		June 30, 2017
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$48,423	$(17,824)	$30,599
	–basis swaps	1,412	(2,632)	(1,220)
	–collars	10,629	(804)	9,825
	–puts	17,314	—	17,314
	–calls	—	(134)	(134)
Crude oil	–swaps	25,230	(798)	24,432
NGLs	–C2 ethane swaps	482	(36)	446
	–C3 propane swaps	7,025	(6,803)	222
	–C3 propane spread swaps	9,016	(6,426)	2,590
	–NC4 butane swaps	9,957	(1,561)	8,396
	–C5 natural gasoline swaps	5,760	(910)	4,850
Freight	–swaps	109	—	109
		$135,357	$(37,928)	$97,429

		June 30, 2017
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative liabilities:
Natural gas	–swaps	$(15,527)	$17,824	$2,297
	–basis swaps	(11,930)	2,632	(9,298)
	–collars	—	804	804
	–calls	(134)	134	—
Crude oil	–swaps	(137)	798	661
NGLs	–C2 ethane swaps	(36)	36	—
	–C3 propane swaps	(6,708)	6,803	95
	–C3 propane spread swaps	(6,426)	6,426	—
	–NC4 butane swaps	(1,561)	1,561	—
	–C5 natural gasoline swaps	(910)	910	—
		$(43,369)	$37,928	$(5,441)

		December 31, 2016
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$13,213	$(11,425)	$1,788
	–basis swaps	12,535	(9,437)	3,098
	–collars	6,298	(6,298)	—
	–puts	18,159	(15,429)	2,730
Crude oil	–swaps	9,356	(3,489)	5,867
NGLs	–C2 ethane swaps	53	(53)	—
	–C3 propane spread swaps	17,396	(17,396)	—
	–NC4 butane swaps	4	(4)	—
Freight	–swaps	65	(65)	—
		$77,079	$(63,596)	$13,483

		December 31, 2016
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative liabilities:
Natural gas	–swaps	$(158,359)	$11,425	$(146,934)
	–basis swaps	(687)	9,437	8,750
	–collars	(2,625)	6,298	3,673
	–puts	—	15,429	15,429
	–calls	(1,041)	—	(1,041)
Crude oil	–swaps	(13,206)	3,489	(9,717)
NGLs	–C2 ethane swaps	(1,008)	53	(955)
	–C3 propane swaps	(32,437)	—	(32,437)
	–C3 propane spread swaps	(18,138)	17,396	(742)
	–NC4 butane swaps	(13,419)	4	(13,415)
	–C5 natural gasoline swaps	(12,176)	—	(12,176)
Freight	–swaps	—	65	65
		$(253,096)	$63,596	$(189,500)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commodity swaps	$93,567	$(158,576)	$260,319	$(78,931)
Collars	4,790	—	14,265	—
Puts	3,012	—	9,719	—
Calls	529	—	1,040	—
Basis swaps	9,304	(4,199)	(8,668)	3,075
Freight swaps	(7)	(23)	77	(34)
Total	$111,195	$(162,798)	$276,752	$(75,890)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2017 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2017
Trading securities held in the deferred compensation plans	$65,096	$—	$—	$65,096
Derivatives –swaps	—	71,998	—	71,998
–collars	—	10,629	—	10,629
–puts	—	17,314	—	17,314
–calls	—	(134)	—	(134)
–basis swaps	—	(7,928)	—	(7,928)
–freight swaps	—	109	—	109

		Fair Value Measurements at December 31, 2016 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2016
Trading securities held in the deferred compensation plans		$61,717	$—	$—	$61,717
Derivatives	–swaps	—	(207,979)	—	(207,979)
	–collars	—	3,673	—	3,673
	–puts	—	18,159	—	18,159
	–calls	—	(1,041)	—	(1,041)
	–basis swaps	—	11,106	—	11,106
	–freight swaps	—	65	—	65

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For second quarter 2017, interest and dividends were $204,000 and the mark-to-market adjustment was a gain of $1.5 million compared to interest and dividends of $181,000 and a mark-to-market gain of $1.2 million in second quarter 2016. For first six months 2017, interest and dividends were $323,000 and the mark-to-market gain was $3.0 million compared to interest and dividends of $317,000 and mark-to-market adjustment of a gain of $1.4 million in the same period of the prior year.

Fair Values—Non-recurring

Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. In first quarter 2016, due to declines in commodity prices, there were indicators that the carrying value of certain of our oil and gas properties may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their remaining fair value was measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 measurements. We also considered the potential sale of certain of these properties. We recorded non-cash charges during first six months of 2016 of $43.0 million related to our natural gas and oil properties in Western Oklahoma. Our estimates of future cash flows attributable to our natural gas and oil properties could decline further with commodity prices which may result in additional impairment charges. There were no impairment charges in second quarter or six months ended June 30, 2017. The following table presents the value of these assets measured at fair value on a non-recurring basis at the time impairment was recorded (in thousands):

	Six Months Ended
	June 30, 2016
	Fair Value	Impairment
Natural gas and oil properties	$90,150	$43,040

Fair Values—Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, options and basis swaps	$97,429	$97,429	$13,483	$13,483
Marketable securities (a)	65,096	65,096	61,717	61,717
(Liabilities):
Commodity swaps, options and basis swaps	(5,441)	(5,441)	(189,500)	(189,500)
Bank credit facility (b)	(954,000)	(954,000)	(882,000)	(882,000)
5.75% senior notes due 2021 (b)	(475,952)	(486,456)	(475,952)	(496,180)
5.00% senior notes due 2022 (b)	(580,032)	(569,504)	(580,032)	(577,132)
5.875% senior notes due 2022 (b)	(329,244)	(333,547)	(329,244)	(343,648)
Other senior notes due 2022 (b)	(590)	(569)	(1,090)	(1,104)
5.00% senior notes due 2023 (b)	(741,514)	(724,667)	(741,514)	(735,026)
4.875% senior notes due 2025 (b)	(750,000)	(710,903)	(750,000)	(724,688)
5.75% senior subordinated notes due 2021 (b)	(22,214)	(22,214)	(22,214)	(22,325)
5.00% senior subordinated notes due 2022 (b)	(19,054)	(18,555)	(19,054)	(18,387)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(7,526)	(7,712)	(7,645)
Deferred compensation plan (c)	(113,178)	(113,178)	(139,580)	(139,580)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
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

Concentrations of Credit Risk

As of June 30, 2017, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate securities are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $5.9 million at June 30, 2017 compared to $5.6 million at December 31, 2016. As of June 30, 2017, our derivative contracts consist of swaps and options. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At June 30, 2017, our derivative counterparties include twenty-two financial institutions, of which all but five are secured lenders in our bank credit facility. At June 30, 2017, our net derivative asset includes a net receivable from these five counterparties that are not participants in our bank credit facility of $9.5 million.

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

In 2014, the Compensation Committee also began granting market-based performance share unit (“TSR”) awards under our 2005 Plan. The number of shares to be issued is determined by our total shareholder return compared to the total shareholder return of a predetermined group of peer companies over the performance period. The grant date fair value of the TSR awards is determined using a Monte Carlo simulation and is recognized as stock-based compensation expense over the three-year performance period. The actual payout of shares granted depends on our total shareholder return compared to our peer companies and will be between zero and 150%, unless our return is negative in which case the payout is capped at 100%. In first quarter 2017, the Compensation Committee also began granting performance-based unit awards based on production growth per share (“PGPS”) and reserve growth per share (“RGPS”). The number of shares to be issued depends on our level of success in achieving specifically identified performance targets. The grant date fair value is determined by the market value of our stock on the grant date and is recognized as stock-based compensation expense over the three-year performance period. The actual payout of shares granted will be between zero and 150%.

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

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock and performance share expense. Unlike the other forms of stock-based compensation, the mark-to-market adjustment of the liability related to the vested restricted stock held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories. The following table details the allocation of stock-based compensation to functional expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct operating expense	$522	$696	$1,046	$1,284
Brokered natural gas and marketing expense	388	378	651	894
Exploration expense	528	371	1,035	1,061
General and administrative expense	14,279	15,443	25,197	26,556
Termination costs	(46)	—	1,696	—
Total stock-based compensation	$15,671	$16,888	$29,625	$29,795

Market-Based TSR Awards

The following is a summary of our non-vested TSR awards outstanding at June 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	395,908	$44.39
Units granted (a)	358,519	26.26
Units vested	(142,954)	45.80
Units forfeited	(3,679)	44.21
Outstanding at June 30, 2017	607,794	$33.37

(a) Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 150% of the performance units granted depending on the total shareholder return ranking compared to the peer companies at the end of the three-year performance period.

The following assumptions were used to estimate the fair value of TSRs granted during first six months 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.49%	0.94%
Expected annual volatility	44%	49%
Weighted average grant date fair value per unit	$26.26	$36.64

We recorded TSR compensation expense of $6.8 million in first six months 2017 compared to $5.6 million in the same period of 2016. During the first six months 2017, 89,000 TSR awards for the 2014-2016 performance period were forfeited due to our final total shareholder return being less than the original target performance units granted.

Performance-Based PGPS/RGPS Awards

The following is a summary of our non-vested PGPS/RGPS awards outstanding at June 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value of Range Stock
Outstanding at December 31, 2016	—	—
Units granted (a)	122,921	$25.53
Units vested	(10,246)	25.74
Outstanding at June 30, 2017	112,675	$25.51

(a) Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 150% depending on achievement of specifically identified performance targets.

We recorded PGPS/RGPS compensation expense of $145,000 in first six months 2017.

Restricted Stock Awards

Equity Awards

In first six months 2017, we granted 875,000 restricted stock Equity Awards to employees at an average grant price of $32.93 compared to 940,000 restricted stock Equity Awards granted to employees at an average grant price of $28.18 in first six months 2016. These awards generally vest over a three-year period. We recorded compensation expense for these Equity Awards of $12.5 million in first six months 2017 compared to $14.0 million in the same period of 2016. Equity Awards are not issued to employees until they are vested. Employees do not have the option to receive cash.

Liability Awards

In first six months 2017, we granted 449,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $26.18 with vesting over a three-year period and 90,000 shares were granted to non-employee directors at an average price of $25.01 with immediate vesting. In first six months 2016, we granted 456,000 shares of Liability Awards as compensation to employees at an average price of $35.70 with vesting generally over a three-year period and 52,000 shares were granted to non-employee directors at an average price of $38.73 with immediate vesting. We recorded compensation expense for Liability Awards of $9.0 million in first six months 2017 compared to $11.3 million in the same period of 2016. Substantially all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value at the end of each reporting period. This mark-to-market adjustment is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at June 30, 2017:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	765,971	$33.62	425,018	$43.48
Granted	874,826	32.93	539,028	25.99
Vested	(384,899)	35.31	(250,796)	37.52
Forfeited	(71,169)	33.28	(4,342)	31.10
Outstanding at June 30, 2017	1,184,729	$32.58	708,908	$32.36

Stock Appreciation Right Awards

There were 397,000 SARs outstanding at June 30, 2017. Information with respect to SARs activity is summarized below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,003,600	$69.08
Exercised	—	—
Expired/forfeited	(606,962)	62.01
Outstanding at June 30, 2017	396,638	$76.56

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market gain of $14.5 million in second quarter 2017 compared to mark-to-market loss of $25.7 million in second quarter 2016. We recorded a mark-to-market gain of $27.6 million in first six months 2017 compared to a mark-to-market loss of $41.8 million in first six months 2016. The Rabbi Trust held 2.9 million shares (2.2 million of which were vested) of Range stock at June 30, 2017 compared to 2.7 million shares (2.3 million of which were vested) at December 31, 2016.

(15) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to (refunded) from taxing authorities	$98	$(101)
Interest paid	84,653	69,991
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	3,855	3,740
Increase (decrease) in accrued capital expenditures	36,926	(4,741)

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

Transportation and Gathering Contracts

  In first six months 2017, our transportation and gathering commitments increased by approximately $420.0 million over the next twenty-two years (through 2038) primarily due to extension of terms and pricing changes for current contracts.

(17) OFFICE CLOSING AND TERMINATION COSTS

In first quarter 2017, we recorded accruals for severance, other personnel costs and accelerated vesting of stock-based compensation as part of a continuing effort to reduce our general and administrative expenses due, in part, to the lower commodity price environment. The following summarizes our termination costs for the three months and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Severance costs	$—	$—	$2,422	$—
Building lease	(50)	5	(22)	167
Stock-based compensation	(46)	—	1,696	—
Total termination costs	$(96)	$5	$4,096	$167

The following details our accrued liability as of June 30, 2017 (in thousands):

June 30, 2017
Beginning balance at December 31, 2016	$2,460
Accrued severance costs	2,422
Accrued building rent	(22)
Payments	(1,316)
Ending balance at June 30, 2017	$3,544

(18) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2017	December 31, 2016
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$9,905,566	$9,462,350
Unproved properties	2,938,339	2,923,803
Total	12,843,905	12,386,153
Accumulated depreciation, depletion and amortization	(3,338,463)	(3,129,816)
Net capitalized costs	$9,505,442	$9,256,337
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(19) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(in thousands)
Acquisitions:
Acreage purchases	$34,015	$33,142
Oil and gas properties	6,875	3,098,772
Asset retirement obligations	—	21,908
Development	505,739	497,795
Exploration:
Drilling	706	37,680
Expense	21,968	30,027
Stock-based compensation expense	1,035	2,298
Gas gathering facilities:
Development	2,839	3,595
Subtotal	573,177	3,725,217
Asset retirement obligations	3,855	(24,064)
Total costs incurred	$577,032	$3,701,153
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our overarching business objective is to build stockholder value through consistent growth in reserves and production on a cost-efficient basis. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core assets. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire and produce natural gas, NGLs and crude oil reserves. The price risk on a portion of our production is mitigated using commodity derivative contracts. However, these derivative contracts are limited in duration. Natural gas, NGLs and crude oil prices continue to be depressed. Prices for natural gas, NGLs and oil fluctuate widely and affect:

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

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for these commodities are inherently volatile. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil and the Mont Belvieu NGL composite price for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Average NYMEX prices (a)
Natural gas (per mcf)	$3.18	$1.95	$1.23	63%	$3.24	$2.02	$1.22	60%
Oil (per bbl)	48.36	45.31	3.05	7%	50.09	39.45	10.64	27%
Mont Belvieu NGLs composite (per gallon) (b)	0.49	0.41	0.08	20%	0.52	0.37	0.15	41%
(a)	Based on weighted average of bid week prompt month prices.
(b)	Based on our estimated NGLs product composition per barrel.

Consolidated Results of Operations

Overview of Second Quarter 2017 Results

During second quarter 2017, we achieved the following financial and operating results:

•	37% production growth over the same period of 2016;
•

revenue from the sale of natural gas, NGLs and oil increased 125% from the same period of 2016 with a 64% increase in average realized prices (before cash settlements on our derivatives) and an increase in production volumes;

•	revenue realized from the sale of natural gas, NGLs and oil including cash settlements on our derivatives increased 58% from the same period of 2016;
•	increased direct operating expenses per mcfe by 13% from the same period of 2016;
•	reduced general and administrative expense per mcfe 17% from the same period of 2016;
•	reduced interest expense per mcfe 7% from the same period of 2016;
•	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 9% from the same period of 2016;
•	entered into additional derivative contracts for 2017, 2018 and 2019; and
•	realized $185.5 million of cash flow from operating activities.

Our financial results are significantly impacted by commodity prices. We experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 25% increase in realized prices (average prices including all derivative settlements and third party transportation costs paid by us) and 37% higher production volumes when compared to second quarter 2016. During second quarter 2017, we recognized net income of $69.6 million, or $0.28 per diluted common share compared to net loss of $224.9 million, or $1.35 per diluted common share, during second quarter 2016. One of our primary focuses over the past few years has been to increase efficiencies and reduce costs throughout our organization through a number of internal initiatives. As a result, over the past several years, we have achieved reductions in our direct operating expenses per mcfe when compared to the prior year. The addition of our North Louisiana properties resulted in an increase in direct operating expenses per mcfe in second quarter 2017. We do, however, receive higher net sales prices from these same North Louisiana properties when compared to our other properties. We continue to evaluate opportunities to reduce our general and administrative expenses and, in early 2017, implemented additional work force reductions.

Overview of First Six Months 2017 Results

During first six months 2017, we achieved the following financial and operating results:

•	38% production growth over the same period of 2016;
•

revenue from the sale of natural gas, NGLs and oil increased 145% from the same period of 2016 with a 79% increase in average realized prices (before cash settlements on our derivatives) and an increase in production volumes;

•	revenue realized from the sale of natural gas, NGLs and oil including cash settlements on our derivatives increased 66% from the same period of 2016;
•	reduced direct operating expenses per mcfe by 6% from the same period of 2016;
•	reduced general and administrative expense per mcfe 18% from the same period of 2016;
•	reduced interest expense per mcfe 10% from the same period of 2016;
•	reduced our “DD&A” rate per mcfe by 9% from the same period of 2016;
•	entered into additional derivative contracts for 2017, 2018 and 2019; and
•	realized $411.3 million of cash flow from operating activities.

Our financial results are significantly impacted by commodity prices. We experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 33% increase in realized prices (average prices including all derivative settlements and third party transportation costs paid by us) and 38% higher production volumes when compared to first six months 2016. During first six months 2017, we recognized net income of $239.7 million, or $0.97 per diluted common share compared to net loss of $318.7 million, or $1.91 per diluted common share, during first six months 2016.

Memorial Merger

On September 16, 2016, we completed the MRD Merger. The MRD Merger adds a premier onshore U.S. natural gas resource play to our existing core operating areas. The North Louisiana location provides geographic and marketing diversity to our high quality Appalachia basin assets. We have seen significant improvements in drilling and completion costs by applying best practices from our Marcellus division and capitalizing on synergies. On September 16, 2016, we issued approximately 77.0 million shares of common stock and assumed approximately $1.2 billion in debt in exchange for all outstanding shares of Memorial using an exchange ratio of 0.375 of a share of Range common stock for each share of Memorial common stock. See also Note 4 to our unaudited consolidated financial statements for more information.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. We generally sell natural gas, NGLs and oil under two types of agreements, which are common in our industry. Both types of agreements include transportation charges. One type of agreement is a netback agreement, under which we sell natural gas or oil at the wellhead and collect a price, net of transportation costs incurred by the purchaser. In this case, we record revenue at the price we receive from the purchaser. For our NGLs production, we may receive a net price from the purchaser (which is net of processing costs) which is also recorded as revenue at the net price we receive from the purchaser. Under the other type of agreement, we sell natural gas, NGLs or oil at a specific delivery point, pay transportation and other costs to a third party and receive proceeds from the purchaser with no transportation cost deduction. In that case, we record transportation costs and other costs that we pay to third parties as transportation, gathering, processing and compression expense.

In second quarter 2017, natural gas, NGLs and oil sales increased 125% compared to second quarter 2016 with a 64% increase in average realized prices (before cash settlements on our derivatives) and a 37% increase in average daily production. In the six months ended June 30, 2017, natural gas, NGLs and oil sales increased 145% compared to the same period of 2016 with a 79% increase in average realized prices (before cash settlements on our derivatives) and a 38% increase in production. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three months and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Natural gas, NGLs and oil sales
Gas	$336,534	$124,187	$212,347	171%	$707,886	$266,622	$441,264	166%
NGLs	123,784	73,456	50,328	69%	261,847	123,618	138,229	112%
Oil	45,819	26,963	18,856	70%	95,854	43,853	52,001	119%
Total natural gas, NGLs and oil sales	$506,137	$224,606	$281,531	125%	$1,065,587	$434,093	$631,494	145%

Our production continues to grow through drilling success, additional NGLs extraction and newly acquired production which is partially offset by the natural production decline of our wells and non-core asset sales. Second quarter 2017 production volumes from our newly acquired North Louisiana properties was approximately 416.0 Mmcfe per day. Production volumes from the Marcellus Shale in second quarter 2017 were 1.5 Bcfe per day. When compared to the same period of 2016, our Marcellus production volumes increased 9% for second quarter 2017. In first six months 2017, production volumes from our newly acquired North Louisiana properties were 406.3 Mmcfe per day. Production volumes from the Marcellus Shale in first six months 2017 were 1.5 Bcfe per day. When compared to the same period of 2016, our Marcellus production volumes increased 10% for first six months 2017. Our production for the three months and six months ended June 30, 2017 and 2016 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Production (a)
Natural gas (mcf)	119,487,827	82,997,371	36,490,456	44%	235,744,164	167,864,741	67,879,423	40%
NGLs (bbls)	8,524,267	6,865,948	1,658,319	24%	17,060,995	12,840,682	4,220,313	33%
Crude oil (bbls)	1,052,784	849,538	203,246	24%	2,118,070	1,693,879	424,191	25%
Total (mcfe) (b)	176,950,133	129,290,287	47,659,846	37%	350,818,554	255,072,107	95,746,447	38%
Average daily production (a)
Natural gas (mcf)	1,313,053	912,059	400,994	44%	1,302,454	922,334	380,120	41%
NGLs (bbls)	93,673	75,450	18,223	24%	94,260	70,553	23,707	34%
Crude oil (bbls)	11,569	9,336	2,233	24%	11,702	9,307	2,395	26%
Total (mcfe) (b)	1,944,507	1,420,772	523,735	37%	1,938,224	1,401,495	536,729	38%
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during second quarter 2017 was $1.80 per mcfe compared to $1.44 per mcfe in second quarter 2016. Our average realized price received (including all derivative settlements and third-party transportation costs) was $1.98 per mcfe in first six months 2017 compared to $1.49 per mcfe in the same period of the prior year. Although we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering, processing and compression expense on the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers.

Realized prices include the impact of basis differentials. The price we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. Average natural gas differentials were $0.36 per mcf below NYMEX in second quarter 2017 compared to $0.45 per mcf below NYMEX in second quarter 2016. We also realized losses on our basis hedging in second quarter 2017 of $0.03 per mcf compared to a realized gain of $0.03 per mcf in second quarter 2016. Average natural gas differentials were $0.24 per mcf below NYMEX in first six months 2017 compared to $0.43 per mcf below NYMEX in the same period of the prior year. We also realized gains on basis hedging of $0.04 per mcf in first six months 2017 compared to a gain of $0.04 in the same period of 2016. Average realized price calculations for the three months and the six months ended June 30, 2017 and 2016 are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.82	$1.50	$1.32	88%	$3.00	$1.59	$1.41	89%
NGLs (per bbl)	14.52	10.70	3.82	36%	15.35	9.63	5.72	59%
Crude oil and condensate (per bbl)	43.52	31.74	11.78	37%	45.26	25.89	19.37	75%
Total (per mcfe) (a)	2.86	1.74	1.12	64%	3.04	1.70	1.34	79%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.82	$2.52	$0.30	12%	$3.04	$2.60	$0.44	17%
NGLs (per bbl)	14.15	11.57	2.58	22%	14.32	10.94	3.38	31%
Crude oil and condensate (per bbl)	48.82	40.48	8.34	21%	49.16	37.99	11.17	29%
Total (per mcfe) (a)	2.88	2.50	0.38	15%	3.04	2.52	0.52	21%
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$1.74	$1.36	$0.38	28%	$1.97	$1.48	$0.49	33%
NGLs (per bbl)	6.88	5.67	1.21	21%	7.44	5.24	2.20	42%
Crude oil and condensate (per bbl)	48.82	40.48	8.34	21%	49.16	37.99	11.17	29%
Total (per mcfe) (a)	1.80	1.44	0.36	25%	1.98	1.49	0.49	33%
(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Transportation, gathering, processing and compression expense was $191.6 million in second quarter 2017 compared to $136.8 million in second quarter 2016. Transportation, gathering, processing and compression expense was $369.2 million in first six months 2017 compared to $262.1 million in the same period of 2016. These third party costs are higher in 2017 as compared to 2016 due to our production growth in the Marcellus Shale where we have third party transportation, gathering, processing and compression agreements. For 2017, these costs also include additional third party costs for our newly acquired North Louisiana production. We have included these costs in the calculation of average realized prices (including all derivative settlements and third party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months and the six months ended June 30, 2017 and 2016 (in thousands) and on a per mcf and per barrel basis:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Natural gas	$129,557	$96,298	$33,259	35%	$251,750	$188,890	$62,860	33%
NGLs	62,033	40,546	21,487	53%	117,488	73,217	44,271	60%
Total	$191,590	$136,844	$54,746	40%	$369,238	$262,107	$107,131	41%

Natural gas (per mcf)	$1.08	$1.16	$(0.08)	(7%)	$1.07	$1.13	$(0.06)	(5%)
NGLs (per bbl)	$7.28	$5.91	$1.37	23%	$6.89	$5.70	$1.19	21%

Derivative fair value income (loss) was a gain of $111.2 million in second quarter 2017 compared to a loss of $162.8 million in second quarter 2016. Derivative fair value income (loss) was a gain of $276.8 million in first six months 2017 compared to a loss of $75.9 million in the same period of 2016. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months and the six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivative fair value income (loss) per consolidated statements of operations	$111,195	$(162,798)	$276,752	$(75,890)

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$73,173	$(217,534)	$172,236	$(220,480)
Oil derivatives	12,375	(20,828)	28,942	(30,335)
NGLs derivatives	22,268	(22,491)	76,325	(32,585)
Freight derivatives	(7)	(23)	44	(34)
Total non-cash fair value gain (loss) (1)	$107,809	$(260,876)	$277,547	$(283,434)

Net cash receipt on derivative settlements:
Natural gas derivatives	$942	$84,648	$8,397	$170,163
Oil derivatives	5,575	7,427	8,272	20,500
NGL derivatives	(3,131)	6,003	(17,464)	16,881
Total net cash receipt (payment)	$3,386	$98,078	$(795)	$207,544
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

Brokered natural gas, marketing and other revenue in second quarter 2017 was $55.8 million compared to $40.0 million in second quarter 2016 with significantly higher average sales prices and higher sales volumes for our brokered natural gas volumes. Second quarter 2016 includes $5.8 million from the sale of brokered NGLs volumes compared to none in second quarter 2017. Brokered natural gas, marketing and other revenues in first six months 2017 was $107.4 million compared to $75.0 million in the same period of the prior year due to significantly higher sales prices. In first six months 2016, we also received $8.9 million from the sale of brokered NGLs volumes compared to $728,000 in the same period of 2017.

Operating Costs Per mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months and the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Direct operating expense	$0.18	$0.16	$0.02	13%	$0.17	$0.18	$(0.01)	(6%)
Production and ad valorem tax expense	0.06	0.05	0.01	20%	0.05	0.05	—	—%
General and administrative expense	0.30	0.36	(0.06)	(17%)	0.28	0.34	(0.06)	(18%)
Interest expense	0.27	0.29	(0.02)	(7%)	0.27	0.30	(0.03)	(10%)
Depletion, depreciation and amortization expense	0.86	0.95	(0.09)	(9%)	0.86	0.95	(0.09)	(9%)

Direct operating expense was $31.4 million in second quarter 2017 compared to $20.7 million in second quarter 2016. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our production volumes increased 37% but, on an absolute basis, our spending for direct operating expenses for second quarter 2017 increased 52% from the prior year quarter. Our direct operating costs increased primarily due to our newly acquired North Louisiana properties partially offset by our continuing cost reduction efforts. We experienced cost increases in many categories of direct operating expenses including personnel costs, well service costs, water handling and disposal costs and workovers. We incurred $1.7 million ($0.01 per mcfe) of workover costs in second quarter 2017 compared to $55,000 in second quarter 2016. On a per mcfe basis, direct operating expense in second quarter 2017 increased 13% from the same period of 2016 with the increase consisting of higher workover and well service costs.

Direct operating expense was $59.4 million in first six months 2017 compared to $44.7 million in the same period of 2016. Our production volumes increased 38%, but, on an absolute basis, our spending for direct operating expenses only increased 33% from the same period of the prior year. Our direct operating costs increased primarily due to our newly acquired North Louisiana properties and higher workover costs partially offset by our continuing cost reduction efforts. We incurred $3.4 million of workover costs in first six months 2017 compared to $1.4 million in the same period of 2016. On a per mcfe basis, direct operating expense in first six months 2017 decreased 6% to $0.17 from $0.18 in the same period of 2016 with the decrease consisting of lower stock-based compensation. The following table summarizes direct operating expenses per mcfe for the three months and the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Lease operating expense	$0.17	$0.15	$0.02	13%	$0.16	$0.16	$—	—%
Workovers	0.01	—	0.01	100%	0.01	0.01	—	—%
Stock-based compensation (non-cash)	—	0.01	(0.01)	(100%)	—	0.01	(0.01)	(100%)
Total direct operating expense	$0.18	$0.16	$0.02	13%	$0.17	$0.18	$(0.01)	(6%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $2.3 million in second quarter 2017 compared to $426,000 in second quarter 2016 due to an increase in volumes subject to production and ad valorem taxes due to our newly acquired North Louisiana properties. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) were $0.02 in second quarter 2017 compared to $0.01 in second quarter 2016. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. Included in second quarter 2017 is a $7.7 million impact fee ($0.04 per mcfe) compared to $5.6 million ($0.04 per mcfe) in second quarter 2016. Production and ad valorem taxes (excluding the impact fee) were $4.3 million ($0.01 per mcfe) in the first six months 2017 compared to $952,000 ($0.01 per mcfe) in the same period of 2016 due to an increase in volumes subject to production and ad valorem taxes. Included in first six months 2017 is $14.9 million ($0.04 per mcfe) impact fee compared to $11.0 million ($0.04 per mcfe) in the same period of 2016.

General and administrative (“G&A”) expense was $52.3 million in second quarter 2017 compared to $46.1 million for second quarter 2016. The second quarter 2017 increase of $6.2 million when compared to the same period of 2016 is primarily due to higher salaries and benefits, higher Louisiana franchise taxes and higher office expenses, including technology. At June 30, 2017, the number of G&A employees increased 13% when compared to June 30, 2016 with 10% of the increase resulting from our newly acquired North Louisiana properties. G&A expense for first six months 2017 increased $13.1 million when compared to the same period of the prior year due to higher salaries and benefits, higher Louisiana franchise taxes and higher office expenses. On a per mcfe basis, second quarter 2017 G&A expense decreased 17% from second quarter 2016 and 18% from first six months 2016 primarily due to lower salaries and benefits on a per mcfe basis. The following table summarizes G&A expenses per mcfe for the three months and six months 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
General and administrative	$0.22	$0.24	$(0.02)	(8%)	$0.21	$0.24	$(0.03)	(13%)
Stock-based compensation (non-cash)	0.08	0.12	(0.04)	(33%)	0.07	0.10	(0.03)	(30%)
Total general and administrative expense	$0.30	$0.36	$(0.06)	(17%)	$0.28	$0.34	$(0.06)	(18%)

Interest expense was $47.9 million for second quarter 2017 compared to $37.8 million for second quarter 2016 and was $95.0 million in first six months 2017 compared to $75.5 million in the same period of 2016. The following table presents information about interest expense per mcfe for the three months and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Bank credit facility	$0.04	$0.02	$0.02	100%	$0.04	$0.02	$0.02	100%
Senior notes	0.21	0.07	0.14	200%	0.21	0.07	0.14	200%
Subordinated notes	—	0.19	(0.19)	(100%)	—	0.19	(0.19)	(100%)
Amortization of deferred financing costs and other	0.02	0.01	0.01	100%	0.02	0.02	—	—%
Total interest expense	$0.27	$0.29	$(0.02)	(7%)	$0.27	$0.30	$(0.03)	(10%)
Average debt outstanding (in thousands)	$3,889,349	$2,691,758	$1,197,591	44%	$3,871,044	$2,714,725	$1,156,319	43%
Average interest rate (a)	4.7%	5.3%	(0.6%)	(11%)	4.7%	5.3%	(0.6%)	(11%)

(a) Includes commitment fees but excludes debt issue costs and amortization of discounts.

On an absolute basis, the increase in interest expense for second quarter 2017 from the same period of 2016 was primarily due to higher average outstanding debt balances partially offset by lower average interest rates. Average debt outstanding on the bank credit facility for second quarter 2017 was $963.5 million compared to $91.7 million in second quarter 2016 and the weighted average interest rate on the bank credit facility was 2.6% in second quarter 2017 compared to 2.8% in second quarter 2016.

On an absolute basis, the increase in interest expense for first six months 2017 from the same period of 2016 was primarily due to higher average outstanding debt balances partially offset by lower average interest rates. Average debt outstanding on the bank credit facility was $944.9 million for first six months 2017 compared to $114.7 million for the same period 2016 and the weighted average interest rate on the bank credit facility was 2.5% in first six months 2017 compared to 2.4% in first six months 2016.

Depletion, depreciation and amortization expense was $152.5 million in second quarter 2017 compared to $122.4 million in second quarter 2016. This increase is due to a 37% increase in production volumes somewhat offset by an 8% decrease in depletion rates. Depletion expense, the largest component of DD&A expense, was $0.83 per mcfe in second quarter 2017 compared to $0.90 per mcfe in second quarter 2016. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to the mix of our production from our properties with lower depletion rates and asset sales.

DD&A expense was $302.3 million in first six months 2017 compared to $243.0 million in the same period of 2016. This increase is due to a 38% increase in production volumes somewhat offset by a 8% decrease in depletion rates. Depletion expense was $0.83 per mcfe in first six months 2017 compared to $0.90 per mcfe in the same period of 2016. The following table summarizes DD&A expense per mcfe for the three months and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Depletion and amortization	$0.83	$0.90	$(0.07)	(8%)	$0.83	$0.90	$(0.07)	(8%)
Depreciation	0.01	0.02	(0.01)	(50%)	0.01	0.02	(0.01)	(50%)
Accretion and other	0.02	0.03	(0.01)	(33%)	0.02	0.03	(0.01)	(33%)
Total DD&A expense	$0.86	$0.95	$(0.09)	(9%)	$0.86	$0.95	$(0.09)	(9%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, Memorial Merger expenses, termination costs, deferred compensation plan expenses and impairment of proved properties. Stock-based compensation includes the amortization of restricted stock grants, PSUs and SARs grants. The following table details the allocation of stock-based compensation to functional expense categories for the three months and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct operating expense	$522	$696	$1,046	$1,284
Brokered natural gas and marketing expense	388	378	651	894
Exploration expense	528	371	1,035	1,061
General and administrative expense	14,279	15,443	25,197	26,556
Termination costs	(46)	—	1,696	—
Total stock-based compensation	$15,671	$16,888	$29,625	$29,795

Brokered natural gas and marketing expense was $55.9 million in second quarter 2017 compared to $40.9 million in second quarter 2016. The increase reflects significantly higher broker purchase volumes and prices. The second quarter 2016 includes $5.5 million of NGLs volumes purchased compared to none in second quarter 2017. Brokered natural gas and marketing expense was $109.4 million for first six months 2017 compared to $77.5 million in the same period of 2016. This increase reflects higher brokered purchase prices. The first six months 2016 also includes $8.5 million of purchased NGLs volumes compared to $601,000 in the same period of 2017.

Exploration expense was $14.5 million in second quarter 2017 compared to $6.8 million in second quarter 2016 due to higher seismic costs, delay rental costs and personnel costs, primarily due to our newly acquired North Louisiana operations. Exploration expense was $23.0 million in first six months 2017 compared to $11.7 million in the same period of 2016 due to higher seismic costs, delay rental costs and personnel costs, primarily due to our newly acquired North Louisiana operations. The following table details our exploration expenses for the three months and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
Seismic	$7,089	$1,030	$6,059	588%	$8,953	$1,181	$7,772	658%
Delay rentals and other	3,917	2,803	1,114	40%	6,738	4,628	2,110	46%
Personnel expense	2,964	2,581	383	15%	6,276	4,828	1,448	30%
Stock-based compensation expense	528	371	157	42%	1,035	1,061	(26)	(2%)
Total exploration expense	$14,498	$6,785	$7,713	114%	$23,002	$11,698	$11,304	97%

Abandonment and impairment of unproved properties was $5.2 million in second quarter 2017 compared to $7.1 million in second quarter 2016. Abandonment and impairment of unproved properties was $9.6 million in first six months 2017 compared to $17.7 million in the same period of 2016. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

MRD Merger expenses of $2.6 million in second quarter 2016 represents amounts paid through June 30, 2016 in connection with the MRD Merger, which includes consulting, investment banking, advisory, legal and other merger-related fees. There were no MRD Merger expenses in first six months 2017.

Termination costs were a reduction of $96,000 for second quarter 2017 compared to an increase of $5,000 in the same period of 2016. In first quarter 2017, we implemented additional work force reductions which increased these costs $2.4 million for estimated severance costs and $1.7 million of accelerated vesting of equity grants. Termination costs were $4.1 million in first six months 2017 compared to $167,000 in the same period of the prior year. In 2016, these costs represent additional building lease costs related to the closing of our Oklahoma City office.

Deferred compensation plan expense was a gain of $14.5 million in second quarter 2017 compared to a loss of $25.7 million in second quarter 2016. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $29.10 at March 31, 2017 to $23.17 at June 30, 2017. In the same quarter of the prior year, our stock price increased from $32.38 at March 31, 2016 to $43.14 at June 30, 2016. During first six months ended 2017, deferred compensation was a gain of $27.6 million compared to a loss of $41.8 million in the same period of 2016. Our stock price decreased from $34.36 at December 31, 2016 to $23.17 at June 30, 2017. In the same period of 2016, our stock price increased from $24.61 at December 31, 2015 to $43.14 at June 30, 2016.

Impairment of proved properties was $43.0 million in first six months 2016. There was no impairment of proved properties in first six months 2017. We assess our proved natural gas and oil properties whenever events or circumstances indicate the carrying value of these assets may not be recoverable. The cash flows we use to assess proved property impairment includes numerous assumptions including (1) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves (2) results of future drilling activities (3) future commodity prices and (4) increases or decreases in production and capital costs. All inputs are evaluated at each measurement date. In first quarter 2016, impairment expense was recorded related to certain of our oil and gas properties in Oklahoma. Due to falling commodity prices, our analysis of these properties, which included the possibility of a sale of certain of these properties, determined that undiscounted future cash flows were less than their carrying values.

(Gain) loss on the sale of assets was a gain of $807,000 in second quarter 2017 compared to a loss of $3.3 million in second quarter 2016. (Gain) loss on sale of assets was a gain of $23.4 million in first six months 2017 compared to a loss of $4.9 million in the same period of 2016. In first six months 2017, we sold properties in Western Oklahoma for $26.0 million of proceeds and, after closing adjustments, we recognized a gain of $22.1 million related to this sale. In first quarter 2016, we sold our non-operated interest in certain wells and gathering facilities in Northeast Pennsylvania for proceeds of $111.5 million and, after closing adjustments, we recognized a loss of $2.1 million related to this sale. In second quarter 2016, we sold certain properties in Western Oklahoma for proceeds of $77.7 million, after closing adjustments, and recorded a $2.7 million loss related to this sale.

Income tax expense (benefit) was an expense of $57.7 million in second quarter 2017 compared to a benefit of $129.5 million in second quarter 2016. For the second quarter 2017, the effective tax rate was 45.3% compared to 36.5% in 2016. Income tax expense was $170.0 million in first six months 2017 compared to a benefit of $171.5 million in the same period of 2016. For first six months 2017, the effective tax rate was 41.5% compared to 35.0% in first six months 2016. The 2017 and 2016 effective tax rates were different than the statutory tax rate due to state income taxes and other discrete tax items which are detailed below. We expect our effective tax rate to be approximately 40% for the remainder of 2017, before any discreet tax items (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total income (loss) before income taxes	$127,201	$(354,424)	$409,707	$(490,172)
U.S. federal statutory rate	35%	35%	35%	35%
Total tax expense (benefit) at statutory rate	44,520	(124,048)	143,397	(171,560)

State and local income taxes, net of federal benefit	4,146	(11,524)	13,128	(15,956)
Non-deductible executive compensation	—	446	140	682
Tax less than book equity compensation	2,228	64	4,752	5,330
Change in valuation allowances:
Federal net operating loss carryforwards & other	2,562	3,209	3,418	—
State net operating loss carryforwards & other	4,127	2,327	6,212	7,699
Rabbi trust and other	68	—	(1,053)	2,276
Permanent differences and other	—	38	52	65

Total expense (benefit) for income taxes	$57,651	$(129,488)	$170,046	$(171,464)
Effective tax rate	45.3%	36.5%	41.5%	35.0%

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year-to-year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of June 30, 2017, we have entered into hedging agreements covering 263.2 Bcfe for the remainder of 2017, 197.8 Bcfe for 2018 and 1.1 Bcfe in 2019, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Sources of cash and cash equivalents
Operating activities	$411,328	$173,201
Disposal of assets	27,288	190,803
Borrowing on credit facility	946,000	647,000
Other	36,343	33,310
Total sources of cash and cash equivalents	$1,420,959	$1,044,314

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(469,644)	$(241,109)
Repayment on credit facility	(874,000)	(739,000)
Repayment of senior notes	(500)	—
Acreage purchases	(37,987)	(23,554)
Other property	(2,966)	(1,304)
Dividends paid	(9,914)	(6,796)
Other	(25,742)	(32,640)
Total uses of cash and cash equivalents	$(1,420,753)	$(1,044,403)

Net cash provided from operating activities in first six months 2017 was $411.3 million compared to $173.2 million in first six months 2016. Cash provided from continuing operations is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from 2016 to 2017 reflects a 38% increase in production and higher net realized prices (an increase of 33%) somewhat offset by higher operating costs. As of June 30, 2017, we have hedged more than 65% of our projected total production for the remainder of 2017, with more than 75% of our projected natural gas production hedged. Net cash provided from continuing operations is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months 2017 were negative $14.3 million compared to negative $4.3 million for first six months 2016.

Disposal of assets in first six months 2017 includes $26.0 million of proceeds received from the sale of certain Western Oklahoma properties which closed in February 2017. First six months 2016 includes $111.5 million of proceeds received from the sale of certain of our properties in Northeast Pennsylvania which closed in March 2016 and $77.7 million of proceeds received from the sale of certain properties in Western Oklahoma.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must find new reserves and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first six months 2017, we continued to reduce our operating costs per unit of production and we entered into additional commodity derivative contracts for 2017, 2018 and 2019 to protect future cash flows. In March 2017, our borrowing base and credit facility commitment were reaffirmed through May 1, 2018.

During first six months 2017, our net cash provided from operating activities of $411.3 million, proceeds we received from asset sales and borrowings under our bank credit facility were used to fund approximately $510.6 million of capital expenditures (including acreage acquisitions). At June 30, 2017, we had $520,000 in cash and total assets of $11.6 billion.

Long-term debt at June 30, 2017 totaled $3.8 billion, including $954.0 million outstanding on our bank credit facility, $2.9 billion of senior notes and $49.0 million of senior subordinated notes. Our available committed borrowing capacity at June 30, 2017 was $760.3 million. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. To the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A further material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and operate profitably. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our 2017 capital budget is $1.15 billion. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of natural gas, NGLs and oil, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves.

Credit Arrangements

As of June 30, 2017, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion, which we refer to as our bank credit facility. The bank credit facility, during a non-investment grade period, is secured by substantially all of our assets and has a maturity date of October 16, 2019. Availability under the bank credit facility is subject to a borrowing base set by the lenders annually with an option to set more often in certain circumstances. Availability under the bank credit facility, during an investment grade period, is limited to aggregate lender commitments. As of June 30, 2017, the outstanding balance under our credit facility was $954.0 million. Additionally, we had $285.7 million of undrawn letters of credit leaving $760.3 million of committed borrowing capacity available under the facility at the end of second quarter 2017.

Our bank credit facility imposes limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility). These agreements also contain customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at June 30, 2017. See Note 9 to our unaudited consolidated financial statements for additional information regarding our bank debt.

Cash Dividend Payments

In February 2016, the Board of Directors approved a reduction of our quarterly dividend from $0.04 per share to $0.02 per share. On June 1, 2017, our Board of Directors declared a dividend of two cents per share ($5.0 million) on our outstanding common stock, which was paid on June 30, 2017 to stockholders of record at the close of business on June 15, 2017. The amount of future dividends is subject to discretionary declaration by the Board of Directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments. As of June 30, 2017, we do not have any capital leases. As of June 30, 2017, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of June 30, 2017, we had a total of $285.7 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2016, there have been no material changes to our contractual obligations other than a $72.0 million increase in our outstanding bank credit facility balance and an extension of terms related to existing processing and gathering contracts. Our contractual obligations for firm transportation and gathering contracts increased by approximately $420.0 million over the next twenty-two years related to this extension.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swap and option contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets. The fair value of these contracts which is represented by the estimated amount that would be realized or payable on termination is based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a pretax gain of $99.8 million at June 30, 2017. The contracts expire monthly through December 2019. At June 30, 2017, the following commodity-based derivative contracts were outstanding, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price

Natural Gas
2017	Swaps (1)	865,000 Mmbtu/day	$ 3.21
2018	Swaps	417,260 Mmbtu/day	$ 3.25
2017	Collars (1)	122,609 Mmbtu/day	$ 3.45–$ 4.11
2018	Collars	60,000 Mmbtu/day	$ 3.40–$ 3.76
2017	Purchased Puts (1)	185,870 Mmbtu/day	$ 3.50 (2)
2017	Sold Calls	23,370 Mmbtu/day	$ 3.70 (3)

Crude Oil
2017	Swaps (1)	8,761 bbls/day	$ 56.38
2018	Swaps	5,250 bbls/day	$ 53.20
2019	Swaps	500 bbls/day	$ 51.75

NGLs (C2-Ethane)
2017	Swaps	3,000 bbls/day	$ 0.27/gallon
2018	Swaps	250 bbls/day	$ 0.29/gallon

NGLs (C3-Propane)
2017	Swaps	13,826 bbls/day	$ 0.57/gallon
2018	Swaps	7,199 bbls/day	$ 0.65/gallon

NGLs (NC4-Normal Butane)
2017	Swaps	7,875 bbls/day	$ 0.75/gallon
2018	Swaps	4,250 bbls/day	$ 0.81/gallon
NGLs (C5-Natural Gasoline)
2017	Swaps	5,500 bbls/day	$ 1.07/gallon
2018	Swaps	1,500 bbls/day	$ 1.19/gallon

(1) Includes derivative instruments assumed in connection with the MRD Merger.

(2) Weighted average deferred premium is ($0.32).

(3) Weighted average deferred premium is $0.27.

In addition to the swaps discussed above, we have entered into natural gas basis swap agreements. The price we received for our natural gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively fix the basis adjustments. The fair value of the basis swaps was a loss of $10.5 million at June 30, 2017. The volumes are for 71,212,500 Mmbtu and they expire monthly through October 2018.

At June 30, 2017, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly through December 2018 and include total volume of 910,500 barrels in 2017 and 750,000 barrels in 2018. The fair value of these contracts was a gain of $2.6 million on June 30, 2017.

Interest Rates

At June 30, 2017, we had approximately $3.8 billion of debt outstanding. Of this amount, $2.9 billion bore interest at fixed rates averaging 5.2%. Bank debt totaling $954.0 million bears interest at floating rates, which was 2.7% at June 30, 2017. The 30-day LIBOR Rate on June 30, 2017 was approximately 1.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2017 would cost us approximately $9.5 million in additional annual interest expense.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 65% of our December 31, 2016 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2016 to June 30, 2017.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes.  At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. At June 30, 2017, our derivative program includes swaps, collars and options. These contracts expire monthly through December 2019. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of June 30, 2017, approximated a net unrealized pretax gain of $99.8 million. At June 30, 2017, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2017	Swaps (1)	865,000 Mmbtu/day	$ 3.21	$17,608
2018	Swaps	417,260 Mmbtu/day	$ 3.25	$15,287
2017	Collars (1)	122,609 Mmbtu/day	$ 3.45–$ 4.11	$9,615
2018	Collars	60,000 Mmbtu/day	$ 3.40–$ 3.76	$1,014
2017	Purchased Puts (1)	185,870 Mmbtu/day	$ 3.50 (2)	$17,314
2017	Sold Calls	23,370 Mmbtu/day	$ 3.70 (3)	$(133)

Crude Oil
2017	Swaps (1)	8,761 bbls/day	$ 56.38	$15,465
2018	Swaps	5,250 bbls/day	$ 53.20	$9,237
2019	Swaps	500 bbls/day	$ 51.75	$391

NGLs (C2-Ethane)
2017	Swaps	3,000 bbls/day	$ 0.27/gallon	$405
2018	Swaps	250 bbls/day	$ 0.29/gallon	$40

NGLs (C3-Propane)
2017	Swaps	13,826 bbls/day	$ 0.57/gallon	$(5,553)
2018	Swaps	7,199 bbls/day	$ 0.65/gallon	$5,871

NGLs (NC4-Normal Butane)
2017	Swaps	7,875 bbls/day	$ 0.75/gallon	$232
2018	Swaps	4,250 bbls/day	$ 0.81/gallon	$8,164

NGLs (C5-Natural Gasoline)
2017	Swaps	5,500 bbls/day	$ 1.07/gallon	$1,602
2018	Swaps	1,500 bbls/day	$ 1.19/gallon	$3,248

(1) Includes derivative instruments assumed in connection with the MRD Merger.

(2) Weighted average deferred premium is ($0.32).

(3) Weighted average deferred premium is $0.27.

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

Currently, the Appalachian region has limited local demand and infrastructure to accommodate ethane. We have previously announced three ethane agreements wherein we have contracted to either sell or transport ethane from our Marcellus Shale area, two of which began operations in late 2013. Our Mariner East transportation agreement and our terminal/storage arrangements at Sunoco’s Marcus Hook Industrial Complex facility near Philadelphia began ethane operations in early 2016. We cannot assure you that these facilities will remain available. If we are not able to sell ethane under at least one of these agreements, we may be required to curtail production or, as we have in the past, purchase or divert natural gas to blend with our rich residue gas.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a loss of $10.5 million at June 30, 2017 and they settle monthly through October 2018.

At June 30, 2017, we also had propane basis spread contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2018 and include a total volume of 910,500 barrels in 2017 and 750,000 barrels in 2018. The fair value of these contracts was a gain of $2.6 million on June 30, 2017.

The following table shows the fair value of our swaps and basis swaps and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at June 30, 2017. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase of		Decrease of
	Fair Value	10%	25%	10%	25%
Swaps	$71,998	$(134,243)	$(334,187)	$135,268	$338,212
Collars	10,629	(5,894)	(14,098)	6,580	17,472
Puts	17,314	(5,510)	(10,817)	6,985	19,223
Calls	(134)	(193)	(751)	82	124
Basis swaps	(7,928)	2,161	5,362	(2,142)	(5,405)
Freight swap	109	214	538	(218)	(547)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2017, our derivative counterparties include twenty-two financial institutions, of which all but five are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Our propane sales from the Marcus Hook facility near Philadelphia are short-term and are to a single purchaser. Ethane sales from Marcus Hook are to a single international customer bearing a credit rating similar to Range.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and senior subordinated debt and variable rate bank debt. At June 30, 2017, we had $3.8 billion of debt outstanding. Of this amount, $2.7 billion bears interest at fixed rates averaging 5.2%. Bank debt totaling $954.0 million bears interest at floating rates, which was 2.7% on June 30, 2017. On June 30, 2017, the 30-day LIBOR Rate was approximately 1.2%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2017, would cost us approximately $9.5 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 1, 2017

RANGE RESOURCES CORPORATION

By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date: August 1, 2017

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