Form 10-Q
period 2018-03-31
RANGE RESOURCES CORP
filed 2018-04-25
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

    Yes  ☐    No  ☑

249,237,217 Common Shares were outstanding on April 20, 2018

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2018

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$527	$448
Accounts receivable, less allowance for doubtful accounts of $7,112 and $7,111	294,448	348,833
Derivative assets	12,908	58,607
Inventory and other	30,064	21,346
Total current assets	337,947	429,234
Derivative assets	10,224	273
Goodwill	1,641,197	1,641,197
Natural gas and oil properties, successful efforts method	13,457,654	13,216,453
Accumulated depletion and depreciation	(3,807,356)	(3,649,716)
	9,650,298	9,566,737
Other property and equipment	114,566	114,361
Accumulated depreciation and amortization	(101,294)	(99,695)
	13,272	14,666
Other assets	77,230	76,734
Total assets	$11,730,168	$11,728,841

Liabilities
Current liabilities:
Accounts payable	$314,819	$343,871
Asset retirement obligations	6,327	6,327
Accrued liabilities	282,809	317,531
Accrued interest	36,488	43,511
Derivative liabilities	38,403	44,233
Total current liabilities	678,846	755,473
Bank debt	1,180,227	1,208,467
Senior notes	2,852,860	2,851,754
Senior subordinated notes	48,607	48,585
Deferred tax liabilities	736,054	693,356
Derivative liabilities	3,835	9,789
Deferred compensation liabilities	101,334	101,102
Asset retirement obligations and other liabilities	293,813	286,043
Total liabilities	5,895,576	5,954,569
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 249,236,392 issued at March 31, 2018 and 248,144,397 issued at December 31, 2017	2,492	2,481
Common stock held in treasury, 14,072 shares at March 31, 2018 and 14,967 shares at December 31, 2017	(569)	(599)
Additional paid-in capital	5,593,675	5,577,732
Accumulated other comprehensive loss	(1,263)	(1,332)
Retained earnings	240,257	195,990
Total stockholders’ equity	5,834,592	5,774,272
Total liabilities and stockholders’ equity	$11,730,168	$11,728,841

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues and other income:
Natural gas, NGLs and oil sales	$696,629	$559,450
Derivative fair value (loss) income	(14,009)	165,557
Brokered natural gas, marketing and other	59,979	51,648
Total revenues and other income	742,599	776,655
Costs and expenses:
Direct operating	38,122	28,023
Transportation, gathering, processing and compression	244,628	177,648
Production and ad valorem taxes	9,926	9,163
Brokered natural gas and marketing	55,594	53,550
Exploration	7,719	8,504
Abandonment and impairment of unproved properties	11,773	4,420
General and administrative	68,417	47,496
Termination costs	(37)	4,192
Deferred compensation plan	(7,397)	(13,169)
Interest	52,385	47,101
Depletion, depreciation and amortization	162,266	149,821
Impairment of proved properties	7,312	—
Gain on the sale of assets	(23)	(22,600)
Total costs and expenses	650,685	494,149
Income before income taxes	91,914	282,506
Income tax expense:
Current	—	—
Deferred	42,676	112,395
	42,676	112,395
Net income	$49,238	$170,111
Net income per common share:
Basic	$0.20	$0.69
Diluted	$0.20	$0.69
Dividends paid per common share	$0.02	$0.02
Weighted average common shares outstanding:
Basic	245,709	244,652
Diluted	246,594	244,803

See accompanying notes.

RANGE RESOURCES CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$49,238	$170,111
Other comprehensive income:
Postretirement benefits:
Prior service cost	92	—
Income tax benefit	(23)	—
Total comprehensive income	$49,307	$170,111

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017

Operating activities:
Net income	$49,238	$170,111
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	42,676	112,395
Depletion, depreciation and amortization and impairment	169,578	149,821
Exploration dry hole costs	2	—
Abandonment and impairment of unproved properties	11,773	4,420
Derivative fair value loss (income)	14,009	(165,557)
Cash settlements on derivative financial instruments	8,925	(4,181)
Amortization of deferred financing costs and other	1,312	1,310
Deferred and stock-based compensation	18,527	962
Gain on the sale of assets	(23)	(22,600)
Changes in working capital:
Accounts receivable	53,913	(4,690)
Inventory and other	(5,294)	2,868
Accounts payable	47,453	24,384
Accrued liabilities and other	(41,517)	(43,381)
Net cash provided from operating activities	370,572	225,862
Investing activities:
Additions to natural gas and oil properties	(308,641)	(186,727)
Additions to field service assets	(239)	(1,565)
Acreage purchases	(25,355)	(28,725)
Proceeds from disposal of assets	40	26,053
Purchases of marketable securities held by the deferred compensation plan	(13,153)	(12,388)
Proceeds from the sales of marketable securities held by the deferred compensation plan	11,928	10,231
Net cash used in investing activities	(335,420)	(193,121)
Financing activities:
Borrowings on credit facilities	528,000	448,000
Repayments on credit facilities	(557,000)	(484,000)
Repayment of senior notes	—	(500)
Dividends paid	(4,971)	(4,951)
Taxes paid for shares withheld	(2,659)	(5,879)
Change in cash overdrafts	922	11,803
Proceeds from the sales of common stock held by the deferred compensation plan	635	3,017
Net cash used in financing activities	(35,073)	(32,510)
Increase in cash and cash equivalents	79	231
Cash and cash equivalents at beginning of period	448	314
Cash and cash equivalents at end of period	$527	$545

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation is a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian and the North Louisiana regions of the United States. Our objective is to build stockholder value through consistent returns-focused on growth, on a per share debt-adjusted basis, of both reserves and production on a cost-efficient basis. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC”.

(2) BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018. The results of operations for the first quarter ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

Inventory. As of March 31, 2018, we had $9.9 million of material and supplies inventory compared to $12.1 million at December 31, 2017. Material and supplies inventory consists of primarily tubular goods and equipment used in our operations and is stated at lower of specific cost of each inventory item or net realized value, on a first-in, first-out basis. At March 31, 2018, we also had commodity inventory of $5.8 million compared to $508,000 at December 31, 2017. Commodity inventory as of March 31, 2018 consists of natural gas and NGLs held in storage or as line fill in pipelines.

Unproved Properties. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. In certain circumstances, our future plans to develop acreage may accelerate our impairment.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

In February 2016, an accounting standards update was issued that requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses. This accounting standards update also requires certain quantitative and qualitative disclosures about leasing arrangements. This standard is effective for us in first quarter 2019 and will be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and early adoption is permitted. We do not plan to early adopt this new standard. This standard does not apply to leases to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained. We are evaluating each of our lease arrangements but have not determined the aggregate amount of change. We are currently enhancing our systems to track and calculate additional information necessary for adoption of this standard. We are evaluating the provisions of this accounting standards update and assessing the impact it will have on our consolidated results of operations, financial position or cash flows. We believe this new guidance will likely increase our recorded assets and liabilities that are not currently recognized under currently applicable guidance.

In June 2016, an accounting standards update was issued that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standards update requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This standards update is effective for us in first quarter 2020 and should be adopted on a modified retrospective basis though a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. Early adoption is permitted starting January 2019. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on our consolidated results of operations, financial position or cash flows.

Recently Adopted

In March 2017, an accounting standards update was issued which provides additional guidance on the presentation of net benefit cost in the statement of operations. Employers will present the service cost component of net periodic benefit cost in the same consolidated results of operations line item as other employee compensation costs arising from services rendered during the period. This new standards update is effective for annual reporting periods in first quarter 2018 and must be applied retrospectively. We adopted this standards update in first quarter 2018. The adoption did not impact our consolidated results of operations, financial position, cash flows or disclosures. We had no service cost recorded prior to 2018 due to the implementation of our postretirement benefit plan at the end of 2017. In 2018, our service cost is recorded in general and administrative expense.

In May 2017, an accounting standards update was issued which clarifies what constitutes a modification of a share-based award. This standards update is intended to provide clarity and reduce both diversity in practice and cost and complexity to a change to the terms or conditions of a share-based payment award. We adopted this standards update in first quarter 2018. The adoption of this standard did not have a material impact on our financial position or consolidated results of operations.

In May 2014, an accounting standards update was issued that superseded the existing revenue recognition requirements. This standard included a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminated industry-specific revenue guidance, required enhanced disclosures about revenue, provided guidance for transactions that were not previously addressed comprehensively and improved guidance for multiple-element arrangements. This standard was effective for us in first quarter 2018 and we adopted the new standard using the modified retrospective method. We utilized a bottom-up approach to analyze the impact of the new standard by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and the impact of adopting this standards update on our total revenues, operating income and our consolidated balance sheet. Our implementation of this standard did not result in a cumulative-effect adjustment on date of adoption; however, our financial statement presentation related to revenue received from certain gas processing contracts changed. Based on previous accounting guidance, certain of our gas processing contracts were reported in revenue at the net price (net of processing costs) we receive. Upon adoption of this accounting standards update, these contracts are now reported as a gross price received at a delivery point and separate transportation, marketing and processing expense. The impact of adoption of the new revenue recognition standard on our current period results is as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported		Previous Revenue Recognition Method
	$	$ Per mcfe	$	$ Per mcfe	Increase	$ Per mcfe
Revenues:
Natural gas, NGLs and oil sales	$696,629	$3.53	$658,802	$3.34	$37,827	$0.19
Costs and expenses:
Transportation, gathering, processing and compression	$244,628	$1.24	$206,801	$1.05	$37,827	$0.19
Net income	$49,238		$49,238		$—

Changes to natural gas, NGLs and oil sales and transportation, gathering, processing, and compression expenses is due to the conclusion that we represent the role of principal in a certain gas processing and marketing agreement with a midstream entity in accordance with the new accounting standard. This represents a change from our previous conclusion utilizing the principal versus agent indication that we acted as the agent in that agreement. As a result, we were required to modify our presentation to present revenue on a gross basis for amounts expected to be received from third-party customers through the marketing process, with expenses incurred prior to control of the products transferring to the midstream entity at the tailgate of the plant presented as transportation, gathering, processing and compression expense.

In January 2017, an accounting standards update was issued that eliminates the requirements to calculate the implied fair value of goodwill to measure goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This standard is effective for annual periods beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for any goodwill impairment tests performed in first quarter 2017 or later. We elected to adopt this accounting standards update in first quarter 2017. The adoption did not have a significant impact on our consolidated results of operations, financial position, cash flows or disclosures; however, this standard did change our policy for our annual goodwill impairment assessment by eliminating the requirement to calculate the implied fair value of goodwill.

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

In August 2016, an accounting standards update was issued that clarifies how entities classify certain cash receipts and cash payments on the statement of cash flows. The guidance is effective for us in first quarter 2018 and should be applied retrospectively with early adoption permitted. We adopted this new standard in fourth quarter 2017 on a retrospective basis. Adoption of this standard did not have an impact on our consolidated cash flow statement presentation.

In January 2017, an accounting standards update was issued which clarifies the definition of a business. This new standard is effective for us in first quarter 2018 with early adoption permitted. We adopted this new standard in fourth quarter 2017. Adoption of this standard did not have a significant impact on our consolidated results of operations, financial position or cash flows.

(4) DISPOSITIONS

We recognized a pretax net gain on the sale of assets of $23,000 in first quarter 2018 compared to a pretax net gain of $22.6 million in the same period of the prior year.

2018 Dispositions

Other. In first quarter 2018, we sold miscellaneous inventory and other assets for proceeds of $40,000 resulting in a pretax gain of $23,000.

2017 Dispositions

Western Oklahoma. In first quarter 2017, we sold properties in Western Oklahoma for proceeds of $26.0 million and we recorded a gain of $22.5 million related to this sale, after closing adjustments and transaction fees.

Other. In first quarter 2017, we sold miscellaneous proved and unproved properties, inventory, other assets and surface acreage for proceeds of $53,000 resulting in a pretax gain of $69,000.

(5) GOODWILL

During 2016, we recorded goodwill associated with the acquisition of Memorial Resource Development Corp. (the “MRD Merger”), which represented the cost of the acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. During fourth quarter 2017, we performed our annual qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of our business (our reporting unit) was less than its carrying amount. Based on the results of this assessment, we determined it was not likely that goodwill was impaired. We are not aware of any events or circumstances that occurred during first quarter 2018 that would have more likely than not reduced the fair value of our reporting unit below its carrying value.

(6) INCOME TAXES

Income tax expense was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Income tax expense	$42,676	$112,395
Effective tax rate	46.4%	39.8%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For first quarter ended March 31, 2018 and 2017, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other tax items which are detailed below (in thousands).

	Three Months Ended March 31,
	2018	2017
Total income before income taxes	$91,914	$282,506
U.S. federal statutory rate	21%	35%
Total tax expense at statutory rate	19,302	98,877

State and local income taxes, net of federal benefit	4,494	8,982
Non-deductible executive compensation	262	140
Tax less than book equity compensation	664	2,524
Change in valuation allowances:
Federal net operating loss carryforwards & other	—	856
State net operating loss carryforwards & other	15,678	2,086
Rabbi trust and other	1,381	(1,122)
Permanent differences and other	895	52
Total expense for income taxes	$42,676	$112,395
Effective tax rate	46.4%	39.8%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law significantly reformed the Internal Revenue Code of 1986, as amended. The reduction in the corporate tax rate required a one-time revaluation of certain tax related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. Due to the complexities involved in the accounting for the enactment of the new law, the SEC Staff Accounting Bulletin (“SAB”) 118 allowed a provisional estimate for the year ended December 31, 2017, which we made. As of March 31, 2018, we have not made any material adjustments to our provisional estimate at year-end 2017. We have made a reasonable estimate of the effect on our deferred tax balances. We will continue to analyze the impact of the new law and additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.

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

	Three Months Ended March 31,
	2018	2017
Net income, as reported	$49,238	$170,111
Participating earnings (a)	(568)	(1,882)
Basic net income attributed to common shareholders	48,670	168,229
Reallocation of participating earnings (a)	2	1
Diluted net income attributed to common shareholders	$48,672	$168,230
Net income per common share:
Basic	$0.20	$0.69
Diluted	$0.20	$0.69
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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding-basic	245,709	244,652
Effect of dilutive securities:
Director and employee restricted stock and performance-based equity awards	885	151
Weighted average common shares outstanding-diluted	246,594	244,803

Weighted average common shares outstanding–basic for first quarter 2018 excludes 2.9 million shares of restricted stock held in our deferred compensation plan compared to 2.7 million shares in first quarter 2017 (although all awards are issued and outstanding upon grant). For first quarter 2018, equity grants of 1.5 million were outstanding but not included in the computation of diluted net income per share because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computations. For first quarter 2017, equity grants of 1.6 million were outstanding but not included in the computation of diluted net income per share because the grant prices were greater than the average market price of our common shares and would be anti-dilutive to the computations. For purposes of calculating diluted weighted average common shares, non-vested restricted stock and performance based equity awards are included in the computation using the treasury stock method with the deemed proceeds equal to the average unrecognized compensation during the period.

(8) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are included in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. We do not have any suspended exploratory well costs as of March 31, 2018 or December 31, 2017.

(9) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at March 31, 2018 is shown parenthetically). No interest was capitalized during the three months ended March 31, 2018 or the year ended December 31, 2017 (in thousands).

	March 31, 2018	December 31, 2017
Bank debt (3.4%)	$1,182,000	$1,211,000
Senior notes:
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2023	741,531	741,531
5.00% senior notes due 2022	580,032	580,032
5.75% senior notes due 2021	475,952	475,952
5.875% senior notes due 2022	329,244	329,244
Other senior notes due 2022	590	590
Total senior notes	2,877,349	2,877,349
Senior subordinated notes:
5.00% senior subordinated notes due 2023	7,712	7,712
5.00% senior subordinated notes due 2022	19,054	19,054
5.75% senior subordinated notes due 2021	22,214	22,214
Total senior subordinated notes	48,980	48,980
Total debt	4,108,329	4,137,329
Unamortized premium	5,712	6,027
Unamortized debt issuance costs	(32,347)	(34,550)
Total debt net of debt issuance costs	$4,081,694	$4,108,806

Bank Debt

In October 2014, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and had a maturity date of October 16, 2019. The bank credit facility provides for a maximum facility amount of $4.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations annually by May and for event-driven unscheduled redeterminations. As part of our annual redetermination completed on March 21, 2017, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $2.0 billion. As of March 31, 2018, our bank group was composed of twenty-nine financial institutions with no one bank holding more than 5.8% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. As of March 31, 2018, the outstanding balance under our bank credit facility was $1.2 billion, before deducting debt issuance costs. Additionally, we had $281.4 million of undrawn letters of credit leaving $536.6 million of committed borrowing capacity available under the facility. During a non-investment grade period, borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit facility agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit facility agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 3.4% for first quarter 2018 compared to 2.4% for first quarter 2017. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At March 31, 2018, the commitment fee was 0.3% and the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our base rate loans.

On April 13, 2018, we entered into an amended and restated revolving bank credit facility, which we refer to as our new credit facility, which is secured by substantially all of our assets and has a maturity date of April 13, 2023. Our bank group is now composed of twenty-seven financial institutions with no one bank holding more than 5.8% of the total facility. The new credit facility provides for a maximum facility amount of $4.0 billion and provides for a borrowing base subject to redeterminations annually by May and for event-driven unscheduled redeterminations. Borrowings under the new credit facility are at costs and terms similar to the bank credit facility detailed above and are subject to customary financial and non-financial covenants.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the bank credit facility agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the bank credit facility agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at March 31, 2018.

(10) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2018 is as follows (in thousands):

Three Months Ended March 31, 2018
Beginning of period	$276,855
Liabilities incurred	1,258
Liabilities settled	(829)
Accretion expense	4,247
Change in estimate	3,805
End of period	285,336
Less current portion	(6,327)
Long-term asset retirement obligations	$279,009

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(11) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2017:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning balance	248,129,430	247,144,356
Restricted stock grants	673,791	539,096
Restricted stock units vested	397,774	344,937
Performance stock units issued	20,430	85,461
Treasury shares issued	895	15,580
Ending balance	249,222,320	248,129,430

(12) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, calls or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net loss of $19.9 million at March 31, 2018. These contracts expire monthly through December 2020. The following table sets forth our commodity-based derivative volumes by year as of March 31, 2018, excluding our basis and freight swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2018	Swaps	1,001,127 Mmbtu/day	$ 2.96
2019	Swaps	324,658 Mmbtu/day	$ 2.82
October-December 2018	Calls	70,000 Mmbtu/day	$ 3.10 (1)
2018	Swaptions	160,000 Mmbtu/day	$ 3.07 (2)
2019	Swaptions	170,137 Mmbtu/day	$ 2.92 (2)

Crude Oil
2018	Swaps	8,748 bbls/day	$ 53.25
2019	Swaps	5,872 bbls/day	$ 53.73
January-June 2020	Swaps	250 bbls/day	$ 55.00

NGLs (C2-Ethane)
2018	Swaps	250 bbls/day	$ 0.29/gallon

NGLs (C3-Propane)
2018	Swaps	7,451 bbls/day	$ 0.68/gallon

NGLs (NC4-Normal Butane)
2018	Swaps	4,333 bbls/day	$ 0.81/gallon

NGLs (C5-Natural Gasoline)
2018	Swaps	4,904 bbls/day	$ 1.21/gallon
January-June 2019	Swaps	1,000 bbls/day	$ 1.24/gallon

(1)	Weighted average deferred premium of $0.16.
(2)

Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. For April through December of 2018, we have swaps in place for 160,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2019 at a weighted average price of $3.07. We have swaps in place for 2019 for 140,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.93. We also have swaps in place for 2019 for 40,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.85.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps, calls and swaptions described above, at March 31, 2018, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices primarily in Appalachia. These contracts settle monthly through October 2020 and include a total volume of 91,440,000 Mmbtu. The fair value of these contracts was a gain of $2.2 million at March 31, 2018.

At March 31, 2018, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2019 and include a total volume of 2,063,000 barrels. The fair value of these contracts was a loss of $1.4 million at March 31, 2018.

Freight Swap Contracts

In connection with our international propane sales, we utilize propane swaps. To further hedge our propane price, at March 31, 2018, we had freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange. These contracts settle monthly through December 2018 and cover 5,000 metric tons per month with a fair value loss of $34,000 at March 31, 2018. These contracts use observable third-party pricing inputs that we consider to be Level 2 fair value classification.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		March 31, 2018
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$43,074	$(13,076)	$29,998
	–swaptions	20,159	(13,927)	6,232
	–basis swaps	3,150	(449)	2,701
	–calls	—	(365)	(365)
Crude oil	–swaps	31	(9,497)	(9,466)
NGLs	–C2 ethane swaps	24	—	24
	–C3 propane swaps	500	(3,671)	(3,171)
	–C3 propane spread swaps	9,913	(9,913)	—
	–NC4 butane swaps	10	(1,489)	(1,479)
	–C5 natural gasoline swaps	—	(1,342)	(1,342)
		$76,861	$(53,729)	$23,132

		March 31, 2018
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(7,255)	$13,076	$5,821
	–swaptions	(10,026)	13,927	3,901
	–basis swaps	(990)	449	(541)
	–calls	(853)	365	(488)
Crude oil	–swaps	(34,097)	9,497	(24,600)
NGLs	–C3 propane swaps	(15,573)	3,671	(11,902)
	–C3 propane spread swaps	(11,286)	9,914	(1,372)
	–NC4 butane swaps	(4,093)	1,488	(2,605)
	–C5 natural gasoline swaps	(11,760)	1,342	(10,418)
Freight	–swaps	(34)	—	(34)
		$(95,967)	$53,729	$(42,238)

		December 31, 2017
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$87,794	$(4,106)	$83,688
	–swaptions	18,817	(8,103)	10,714
	–basis swaps	1,815	(6,673)	(4,858)
	–collars	3,039	(500)	2,539
Crude oil	–swaps	2	(7,928)	(7,926)
NGLs	–C2 ethane swaps	57	—	57
	–C3 propane swaps	—	(12,556)	(12,556)
	–C3 propane collars	85	(85)	—
	–C3 propane spread swaps	12,762	(12,762)	—
	–NC4 butane swaps	—	(6,051)	(6,051)
	–C5 natural gasoline swaps	—	(6,727)	(6,727)
Freight	–swaps	276	(276)	—
		$124,647	$(65,767)	$58,880

		December 31, 2017
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(216)	$4,106	$3,890
	–swaptions	(12,283)	8,103	(4,180)
	–basis swaps	(9,580)	6,673	(2,907)
	–collars	—	500	500
Crude oil	–swaps	(24,726)	7,928	(16,798)
NGLs	–C3 propane swaps	(34,325)	12,556	(21,769)
	–C3 propane collars	—	85	85
	–C3 propane spread swaps	(13,983)	12,762	(1,221)
	–NC4 butane swaps	(11,188)	6,051	(5,137)
	–C5 natural gasoline swaps	(13,488)	6,727	(6,761)
Freight	–swaps	—	276	276
		$(119,789)	$65,767	$(54,022)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value (Loss) Income
	Three Months Ended March 31,
	2018	2017
Commodity swaps	$(16,536)	$166,752
Swaptions	3,599	—
Collars	(77)	9,475
Puts	—	6,707
Calls	177	510
Basis swaps	(864)	(17,972)
Freight swaps	(308)	85
Total	$(14,009)	$165,557

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2018 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2018
Trading securities held in the deferred compensation plans	$67,673	$—	$—	$67,673
Derivatives –swaps	—	(29,140)	—	(29,140)
–calls	—	(853)	—	(853)
–basis swaps	—	749	39	788
–freight swaps	—	(34)	—	(34)
–swaptions	—	—	10,133	10,133

		Fair Value Measurements at December 31, 2017 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2017
Trading securities held in the deferred compensation plans		$67,117	$—	$—	$67,117
Derivatives	–swaps	—	3,910	—	3,910
	–collars	—	3,039	85	3,124
	–basis swaps	—	(9,025)	39	(8,986)
	–freight swaps	—	276	—	276
	–swaptions	—	—	6,534	6,534

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. As of March 31, 2018, a portion of our natural gas derivative instruments contains swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. Derivatives in Level 3 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. Subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

As of March 31, 2018
Balance at December 31, 2017	$6,658
Total gain (losses):
Included in earnings	2,857
Settlements	2,799
Transfer out of Level 3 (1)	(2,142)
Balance at March 31, 2018	$10,172

(1) During first quarter 2018, we transferred $2.1 million of swaption contracts out of Level 3 resulting from the exercise of our Level 3 swaptions by the counterparties.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For first quarter 2018, interest and dividends were $168,000 and the mark-to-market adjustment was a loss of $7.5 million compared to interest and dividends of $118,000 and a mark-to-market gain of $1.5 million in first quarter 2017.

Fair Values—Non-recurring

Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. In first quarter 2018, there were indicators that the carrying value of certain of our oil gas properties in Oklahoma may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their remaining fair value was measured using a market approach based upon the potential sale of these properties, which is a Level 3 input. We recorded non-cash charges in first quarter 2018 of $7.3 million related to these properties. The following table presents the value of these assets measured at fair value on a non-recurring basis at the time impairment was recorded (in thousands):

	Three Months Ended March 31, 2018
	Fair Value	Impairment
Natural gas and oil properties	$32,516	$7,312

Fair Values—Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, options and basis swaps	$23,132	$23,132	$58,880	$58,880
Marketable securities (a)	67,673	67,673	67,117	67,117
(Liabilities):
Commodity swaps, options and basis swaps	(42,238)	(42,238)	(54,022)	(54,022)
Bank credit facility (b)	(1,182,000)	(1,182,000)	(1,211,000)	(1,211,000)
5.75% senior notes due 2021 (b)	(475,952)	(485,381)	(475,952)	(493,872)
5.00% senior notes due 2022 (b)	(580,032)	(561,633)	(580,032)	(578,727)
5.875% senior notes due 2022 (b)	(329,244)	(330,610)	(329,244)	(339,200)
Other senior notes due 2022 (b)	(590)	(582)	(590)	(591)
5.00% senior notes due 2023 (b)	(741,531)	(711,143)	(741,531)	(735,614)
4.875% senior notes due 2025 (b)	(750,000)	(694,800)	(750,000)	(733,755)
5.75% senior subordinated notes due 2021 (b)	(22,214)	(22,630)	(22,214)	(22,192)
5.00% senior subordinated notes due 2022 (b)	(19,054)	(18,436)	(19,054)	(18,741)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(7,355)	(7,712)	(7,614)
Deferred compensation plan (c)	(114,806)	(114,806)	(114,414)	(114,414)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
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

Concentrations of Credit Risk

As of March 31, 2018, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate securities are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $7.1 million at both March 31, 2018 and December 31, 2017. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2018, our derivative counterparties include nineteen financial institutions, of which all but five are secured lenders in our bank credit facility. At March 31, 2018, our net derivative liability includes a net payable of $15.4 million to these five counterparties that are not participants in our bank credit facility.

(14) REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Natural gas, NGLs and oil sales revenues are generally recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured. See a more detailed summary of our product types below.

Natural Gas and NGLs Sales

Under our gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas and remits proceeds to us for the resulting sales of NGLs and residue gas. In these scenarios, we evaluate whether we are the principal or the agent in the transaction. For those contracts that we have concluded that we are the principal, the ultimate third party is our customer and we recognize revenue on a gross basis, with gathering, compression, processing, and transportation fees presented as an expense. Alternatively, for those contracts that we have concluded that we are the agent, the midstream processing entity is our customer and we recognize revenue based on the net amount of the proceeds received from the midstream processing entity.

In certain natural gas processing agreements, we may elect to take our residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product on our own. Through the marketing process, we deliver product to the ultimate third party purchaser at a contractually agreed upon delivery point and receive a specified index price from the purchaser. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering, processing and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser are presented as transportation, gathering, processing and compression expense.

Oil Sales

Our oil sales contracts are generally structured in one of the following ways:

•

We sell oil production at the wellhead and collect an agreed upon index price, net of transportation incurred by the purchaser (that is, a netback arrangement). In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead at the net price received.

•

We deliver oil to the purchaser at a contractually agreed upon delivery point at which the purchaser takes custody, title, and risk of loss of the product. Under this arrangement, we pay a third party to transport the product and receive a specified index price from the purchaser with no deduction. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The third party costs are recorded as transportation, gathering, processing and compression expense.

Brokered Natural Gas, Marketing and Other

We realized brokered margins as a result of buying natural gas or NGLs utilizing separate purchase transactions, generally with separate counterparties and subsequently selling that natural gas under our existing gas contracts to fulfill our contract commitments. In these arrangements, we take control of the natural gas purchased prior to delivery of that gas under our existing gas contracts with a separate counterparty. Revenues and expenses related to brokering natural gas are reported gross as part of revenues and expenses in accordance with applicable accounting standards. Our net brokered margin was a $3.1 million in the three months ended March 31, 2018.

Disaggregation of Revenue

We have identified three material revenue streams in our business: natural gas sales, NGLs sales and oil sales. Brokered revenue attributable to each product sales type is included in these because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Revenue attributable to each of our identified revenue streams is disaggregated in the table below (in thousands):

Three Months Ended March 31, 2018
Natural gas sales (a)	$491,248
NGLs sales (b)	202,831
Oil sales	62,529
Total	$756,608

(a) Natural gas sales revenue reported above includes $55.9 million of brokered revenues and $3.8 million of marketing revenue.

(b) NGLs sales revenue reported above includes $304,000 of brokered revenues.

Principal versus Agent

We engage in various types of transactions in which midstream entities process our wet gas and, in some scenarios, subsequently market the resulting NGLs and residue gas to third-party customers on our behalf. These types of transactions require judgement to determine whether we are the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net.

Transaction Price Allocated to Remaining Performance Obligations

A significant number of our product sales are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient allowed in the new revenue accounting standard that exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our product sales that have a contract term greater than one year, we have also utilized the practical expedient that states that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. Currently, our product sales that have a contractual term greater than one year have no long-term fixed consideration.

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $257.6 million at March 31, 2018 and $305.7 million at December 31, 2017.

Prior−Period Performance Obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGLs sales may be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. We have internal controls in place for our estimation process and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

(15) STOCK-BASED COMPENSATION PLANS

Stock-Based Awards

We have one active equity-based stock plan, our Amended and Restated 2005 Equity-Based Incentive Compensation Plan, which we refer to as the 2005 Plan. Under this plan, various awards may be issued to non-employee directors and employees pursuant to decisions of the Compensation Committee, which is composed of only non-employee, independent directors. To better align the timing of senior officer equity awards with our proxy filing in 2018, senior officer equity grants were in March 2018 rather than May, as in previous years.

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock and performance units. Unlike the other forms of stock-based compensation, the mark-to-market adjustment of the liability related to the vested restricted stock held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories. The following table details the allocation of stock-based compensation to functional expense categories (in thousands):

	Three Months Ended March 31,
	2018 (1)	2017
Direct operating expense	$591	$524
Brokered natural gas and marketing expense	285	263
Exploration expense	751	507
General and administrative expense	23,911	10,918
Termination costs	—	1,742
Total stock-based compensation	$25,538	$13,954

(1) Includes $18.2 million accelerated vesting of equity grants.

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

Stock-Based Performance Units. We grant three types of performance share awards:  two based on performance conditions measured against internal performance metrics (Production Growth Awards or “PG-PSUs” and Reserve Growth Awards or “RG-PSUs”) and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (TSR Awards or “TSR-PSUs”).

At grant date, each unit represents the value of one share of our common stock. These units are settled in stock and the amount of the payout is based on (1) the vesting percentage, which can be from zero to 200% based on performance achieved and (2) the value of our common stock on the date vesting is determined by the Compensation Committee. Dividend equivalent may accrue during the performance period and would be paid in stock at the end of the performance period. The performance period for the TSR-PSUs is a three year period. The performance period for the PG/RG-PSUs is based on annual performance targets earned over a three-year period.

SARs. At March 31, 2018, there were 337,000 SARs outstanding.

Restricted Stock – Equity Awards

In first quarter 2018, we granted 1.8 million restricted stock Equity Awards to employees at an average price of $17.00 which generally vest over a three-year period compared to 870,000 at an average price of $32.98 in first quarter 2017. We recorded compensation expense for these awards of $6.5 million in first quarter 2018 compared to $6.0 million in the same period of 2017. Restricted stock Equity Awards are not issued to employees until such time as they are vested and the employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first quarter 2018, we granted 674,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $15.21 which vests generally over a three-year period. The timing of equity grants to senior officers was moved to March 2018 to align with our proxy filings compared to grants in May in previous years. In first quarter 2017, we granted 66,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $32.67 with vesting generally over a three-year period. We recorded compensation expense for these Liability Awards of $8.1 million in first quarter 2018 compared to $2.7 million in first quarter 2017. The majority of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at March 31, 2018:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	833,058	$31.64	55,202	$32.26
Granted	1,783,446	17.00	673,791	15.21
Vested	(235,844)	25.56	(548,986)	15.51
Forfeited	(71,046)	22.45	—	—
Outstanding at March 31, 2018	2,309,614	$21.24	180,007	$19.54

Stock-Based Performance Units

Production Growth and Reserve Growth Awards. The PG-PSUs and RG-PSUs vest at the end of the three-year performance period. The performance metrics for each year are set by the Compensation Committee no later than March 31 of such year. If the performance metric for the applicable period is not met, then the portion is considered forfeited. The following is a summary of our non-vested PG/RG-PSUs awards outstanding at March 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value of Range Stock
Outstanding at December 31, 2017	122,921	$18.66
Units granted (a)	440,938	15.22
Forfeited (b)	(20,488)	25.53
Outstanding at March 31, 2018	543,371	$15.61
(a)

Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 200% depending on achievement of specifically identified performance targets.

(b)	The first of three tranches of PG-PSUs granted in 2017 are considered forfeited as the performance metric was not met.

We recorded PG/RG-PSUs compensation expense of $5.3 million in first quarter 2018 compared to $6,000 in first quarter 2017.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of PSUs granted during the first quarter 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.42%	1.52%
Expected annual volatility	47%	45%
Grant date fair value per unit	$18.51	$28.31

The following is a summary of our non-vested TSR – PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,009,842	$38.38
Granted (a)	329,486	18.51
Vested and issued (b)	(20,430)	55.17
Forfeited	(43,401)	55.17
Outstanding at March 31, 2018	1,275,497	$32.41

(a) These amounts reflect the number of performance units granted. The actual payout of shares may be between zero and 200% of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

(b) Includes 20,430 TSR-PSUs awards issued related to the 2015 performance period where the return on our common stock was the 46th percentile for the February 2015 grant. The remaining 2015 awards are considered to be forfeited.

We recorded TSR-PSUs compensation expense of $5.4 million in first quarter 2018 compared to $3.1 million in the same period of 2017.

SARs

Information with respect to our SARs activities is summarized below.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	382,779	$76.54
Expired/forfeited	(45,572)	71.03
Outstanding at March 31, 2018	337,207	$77.28

  Other Postretirement Benefits

Effective fourth quarter 2017, as part of our officer succession plan, we implemented a postretirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or at the date they become eligible for Medicare, subject to various cost-sharing features. In first quarter 2018, there were $92,000 of estimated prior service costs amortized from accumulated other comprehensive income into general and administrative expense. Those employees that qualify for the new postretirement health care plan are also fully vested in all equity grants.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market gain of $7.4 million in first quarter 2018 compared to mark-to-market gain of $13.2 million in first quarter 2017. The Rabbi Trust held 3.5 million shares (3.3 million of which were vested) of Range stock at March 31, 2018 compared to 2.9 million shares (2.8 million of which were vested) at December 31, 2017.

(16) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded from taxing authorities	$7,518	$—
Interest paid	(57,536)	(43,864)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	5,063	1,715
(Decrease) increase in accrued capital expenditures	(77,365)	39,569

(17) COMMITMENTS AND CONTINGENCIES

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

Transportation and Gathering Contracts

  In first quarter 2018, our transportation and gathering commitments increased by approximately $52.2 million over the next twenty years (through 2038) primarily due to pricing changes for current contracts.

(18) OFFICE CLOSING AND TERMINATION COSTS

In first quarter 2017, we recorded accruals for severance, other personnel costs and accelerated vesting of stock-based compensation as part of a continuing effort to reduce our general and administrative expenses due, in part, to the lower commodity price environment. The following summarizes our termination costs for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Severance costs	$—	$2,422
Building lease	(37)	28
Stock-based compensation	—	1,742
Total termination costs	$(37)	$4,192

The following details our accrued liability as of March 31, 2018 (in thousands):

March 31, 2018
Beginning balance at December 31, 2017	$1,855
Accrued building rent	(37)
Payments	(252)
Ending balance at March 31, 2018	$1,566

(19) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2018	December 31, 2017
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$10,808,673	$10,572,453
Unproved properties	2,648,981	2,644,000
Total	13,457,654	13,216,453
Accumulated depreciation, depletion and amortization	(3,807,356)	(3,649,716)
Net capitalized costs	$9,650,298	$9,566,737
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(20) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(in thousands)
Acquisitions:
Acreage purchases	$19,705	$62,075
Oil and gas properties	—	18,269
Development	225,033	1,177,526
Exploration:
Drilling	1,855	2,030
Expense	6,968	50,920
Stock-based compensation expense	751	2,742
Gas gathering facilities:
Development	8,590	15,097
Subtotal	262,902	1,328,659
Asset retirement obligations	5,063	20,245
Total costs incurred	$267,965	$1,348,904
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

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

Our overarching business objective is to build stockholder value through returns-focused growth, on a per share debt-adjusted basis, of both reserves and production. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core assets. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire, produce and market natural gas, NGLs and crude oil reserves. The price risk on a portion of our production is mitigated using commodity derivative contracts. However, these derivative contracts are limited in duration. Natural gas, NGLs and crude oil prices continue to be depressed. Prices for natural gas, NGLs and oil fluctuate widely and affect:

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

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for these commodities are inherently volatile. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil and the Mont Belvieu NGLs composite price for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change	%
Average NYMEX prices (a)
Natural gas (per mcf)	$2.99	$3.29	$(0.30)	(9%)
Oil (per bbl)	62.88	51.81	11.07	21%
Mont Belvieu NGLs composite (per gallon) (b)	0.62	0.54	0.08	15%
(a)	Based on weighted average of bid week prompt month prices.
(b)	Based on our estimated NGLs product composition per barrel.

Consolidated Results of Operations

Overview of First Quarter 2018 Results

During first quarter 2018, we reported the following financial and operating results:

•	13% production growth over the same period of 2017;
•

revenue from the sale of natural gas, NGLs and oil increased 25% from the same period of 2017 with a 10% increase in average realized prices (before cash settlements on our derivatives) and an increase in production volumes;

•	revenue from the sale of natural gas, NGLs and oil including cash settlements on our derivatives increased 27% from the same period of 2017;
•	derivative non-cash fair value adjustments decreased $192.7 million due to increasing prices;
•	increased direct operating expenses per mcfe by 19% from the same period of 2017 (see discussion on page 34);
•	increased general and administrative expense per mcfe, excluding stock-based compensation, 10% from the same period of 2017 (see discussion on page 35);
•	interest expense per mcfe was the same compared to the same period of 2017;
•	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 5% from the same period of 2017;
•	entered into additional derivative contracts for 2018, 2019 and 2020; and
•	realized $370.6 million of cash flow from operating activities, an increase of $144.7 million from the same period of 2017.

Our financial results are significantly impacted by commodity prices. For first quarter 2018, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 8% increase in net realized prices (average prices including all derivative settlements and third party transportation costs paid by us) and 13% higher production volumes when compared to the same quarter of 2017. Daily production in first quarter 2018 averaged 2.2 Bcfe compared to 1.9 Bcfe in the same period of the prior year. Average natural gas differentials improved $0.31 per mcf while operating costs were higher.

During first quarter 2018, we recognized net income of $49.2 million, or $0.20 per diluted common share compared to net income of $170.1 million, or $0.69 per diluted common share, during first quarter 2017. The decrease in net income for first quarter 2018 from first quarter 2017 is primarily due to lower derivative fair value income or the non-cash fair value adjustments related to our derivatives and higher proved property impairment charges.

We generated $370.6 million of cash flows from operating activities in first quarter 2018, an increase of $144.7 million from first quarter 2017 which reflects improvements in realized prices, higher production volumes and lower comparative working capital outflows ($54.6 million inflow during first quarter 2018 compared to $20.8 million outflow in first quarter 2017). We ended the quarter with $536.6 million of available committed borrowing capacity.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured.

In first quarter 2018, natural gas, NGLs and oil sales increased 25% compared to first quarter 2017 with a 10% increase in average realized prices (before cash settlements on our derivatives) and a 13% increase in average daily production. NGLs sales for the current year includes the impact of the adoption of the new revenue recognition standard where NGLs revenue was increased by $37.8 million and NGLs transportation expense was also increased by $37.8 million. This reflects a change in our accounting for sales to one of our midstream processing entities. For additional information regarding the new revenue recognition accounting standard, see Note 3 and Note 14 to the consolidated financial statements. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change	%
Natural gas, NGLs and oil sales
Gas	$431,573	$371,352	$60,221	16%
NGLs	202,527	138,063	64,464	47%
Oil	62,529	50,035	12,494	25%
Total natural gas, NGLs and oil sales	$696,629	$559,450	$137,179	25%

Our production continues to grow through drilling success and additional NGLs extraction, which is partially offset by the natural production decline of our wells and non-core asset sales. First quarter 2018 production volumes from our North Louisiana properties were approximately 366.4 Mmcfe per day. When compared to the same period of 2017, our North Louisiana production volumes declined 8%. Production volumes from the Marcellus Shale in first quarter 2018 were 1.8 Bcfe per day. When compared to the same period of 2017, our Marcellus production volumes increased 20% from first quarter 2017. Our production for the three months ended March 31, 2018 and 2017 is set forth in the following table:

	Three Months Ended March 31,
	2018	2017	Change	%
Production (a)
Natural gas (mcf)	134,954,095	116,256,337	18,697,758	16%
NGLs (bbls)	9,270,031	8,536,728	733,303	9%
Crude oil (bbls)	1,063,434	1,065,286	(1,852)	—%
Total (mcfe) (b)	196,954,885	173,868,421	23,086,464	13%
Average daily production (a)
Natural gas (mcf)	1,499,490	1,291,737	207,753	16%
NGLs (bbls)	103,000	94,853	8,147	9%
Crude oil (bbls)	11,816	11,837	(21)	—%
Total (mcfe) (b)	2,188,388	1,931,871	256,517	13%
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during first quarter 2018 was $2.34 per mcfe compared to $2.17 per mcfe in first quarter 2017. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering, processing and compression expense on the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers.

Realized prices include the impact of basis differentials. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. Average natural gas differentials were $0.21 per mcf above NYMEX in first quarter 2018 compared to $0.10 per mcf below NYMEX in first quarter 2017. We also realized losses on our basis hedging in first quarter 2018 of $0.08 per mcf compared to a realized gain of $0.11 per mcf in first quarter 2017. Average realized price calculations for the three months ended March 31, 2018 and 2017 are shown below:

	Three Months Ended March 31,
	2018	2017	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$3.20	$3.19	$0.01	—%
NGLs (per bbl)	21.85	16.17	5.68	35%
Crude oil and condensate (per bbl)	58.80	46.97	11.83	25%
Total (per mcfe) (a)	3.54	3.22	0.32	10%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$3.44	$3.26	$0.18	6%
NGLs (per bbl)	20.20	14.49	5.71	39%
Crude oil and condensate (per bbl)	50.98	49.50	1.48	3%
Total (per mcfe) (a)	3.58	3.19	0.39	12%
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$2.27	$2.21	$0.06	3%
NGLs (per bbl)	10.77	8.00	2.77	35%
Crude oil and condensate (per bbl)	50.98	49.50	1.48	3%
Total (per mcfe) (a)	2.34	2.17	0.17	8%
(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Transportation, gathering, processing and compression expense was $244.6 million in first quarter 2018 compared to $177.6 million in first quarter 2017. These third-party costs are higher in 2018 when compared to 2017 due to our production growth in the Marcellus Shale where we have third-party transportation, gathering, processing and compression agreements and a $37.8 million increase related to our adoption of the new revenue recognition accounting standard which is reflected in NGLs expense below. For additional information regarding the new revenue recognition accounting standard see Note 3 and Note 14 to the consolidated financial statements. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months ended March 31, 2018 and 2017 (in thousands) and on a per mcf and per barrel basis:

	Three Months Ended March 31,
	2018	2017	Change	%
Natural gas	$157,234	$122,194	$35,040	29%
NGLs	87,394	55,454	31,940	58%
Total	$244,628	$177,648	$66,980	38%

Natural gas (per mcf)	$1.17	$1.05	$0.12	11%
NGLs (per bbl)	$9.43	$6.50	$2.93	45%

Derivative fair value (loss) income was a loss of $14.0 million in first quarter 2018 compared to income of $165.6 million in first quarter 2017. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Derivative fair value (loss) income per consolidated statements of operations	$(14,009)	$165,557

Non-cash fair value (loss) gain: (1)
Natural gas derivatives	$(41,097)	$99,063
Oil derivatives	(9,342)	16,567
NGLs derivatives	27,815	54,056
Freight derivatives	(310)	52
Total non-cash fair value (loss) gain (1)	$(22,934)	$169,738

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$32,508	$7,455
Oil derivatives	(8,315)	2,697
NGLs derivatives	(15,268)	(14,333)
Total net cash receipt (payment)	$8,925	$(4,181)
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

Brokered natural gas, marketing and other revenue in first quarter 2018 was $60.0 million compared to $51.6 million in first quarter 2017 with significantly higher sales volumes and slightly higher sales prices for our brokered natural gas volumes.

Operating Costs Per mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change	%
Direct operating expense	$0.19	$0.16	$0.03	19%
Production and ad valorem tax expense	0.05	0.05	—	—%
General and administrative expense	0.35	0.27	0.08	30%
Interest expense	0.27	0.27	—	—%
DD&A	0.82	0.86	(0.04)	(5%)

Direct operating expense was $38.1 million in first quarter 2018 compared to $28.0 million in first quarter 2017. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs increased in first quarter 2018 primarily due to higher water hauling/ handling costs, equipment leasing and higher workovers. We incurred $3.3 million ($0.02 per mcfe) of workover costs in first quarter 2018 compared to $1.7 million in first quarter 2017. On a per mcfe basis, direct operating expense in first quarter 2018 increased 19% from the same period of 2017 with the increase consisting of higher workover and water hauling/handling costs.

	Three Months Ended March 31,
	2018	2017	Change	%
Lease operating expense	$0.17	$0.15	$0.02	13%
Workovers	0.02	0.01	0.01	100%
Stock-based compensation (non-cash)	—	—	—	—%
Total direct operating expense	$0.19	$0.16	$0.03	19%

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $3.3 million in first quarter 2018 compared to $2.0 million in first quarter 2017 with an increase in volumes subject to production taxes. On a per mcfe basis, production and ad valorem taxes (excluding the impact fee) were $0.02 in first quarter 2018 compared to $0.01 in first quarter 2017. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. Included in first quarter 2018 is a $6.6 million impact fee ($0.03 per mcfe) compared to $7.2 million ($0.04 per mcfe) in first quarter 2017.

General and administrative (“G&A”) expense was $68.4 million in first quarter 2018 compared to $47.5 million in first quarter 2017. The first quarter 2018 increase of $20.9 million when compared to the same period of 2017 is primarily due to higher stock-based compensation of $17.7 million, higher technology expenses, higher land and legal consulting costs and higher severance costs. The higher stock-based compensation costs are related to those officers that qualified for the postretirement plan implemented in fourth quarter 2017 and therefore, also qualified for accelerated vesting of equity grants. The timing of senior executive equity grants was moved from May to March in 2018 to better align with our proxy filings. At March 31, 2018, the number of G&A employees increased 2% when compared to March 31, 2017. On a per mcfe basis, first quarter 2018 G&A expense increased 30% from first quarter 2017 due to higher stock-based compensation costs and higher technology, severance and consulting costs. The following table summarizes G&A expenses per mcfe for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change	%
General and administrative	$0.23	$0.21	$0.02	10%
Stock-based compensation (non-cash)	0.12	0.06	0.06	100%
Total general and administrative expense	$0.35	$0.27	$0.08	30%

Interest expense was $52.4 million in first quarter 2018 compared to $47.1 million in first quarter 2017. The following table presents information about interest expense per mcfe for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change	%
Bank credit facility	$0.07	$0.04	$0.03	75%
Senior notes	0.19	0.22	(0.03)	(14%)
Subordinated notes	—	—	—	—%
Amortization of deferred financing costs and other	0.01	0.01	—	—%
Total interest expense	$0.27	$0.27	$—	—%
Average debt outstanding (in thousands)	$4,220,796	$3,852,362	$368,434	10%
Average interest rate (a)	4.9%	4.7%	0.2%	4%

(a) Includes commitment fees but excludes debt issue costs and amortization of discounts.

On an absolute basis, the increase in interest expense for first quarter 2018 from the same period of 2017 was primarily due to higher average outstanding debt balances and slightly higher average interest rates. Average debt outstanding on the bank credit facility for first quarter 2018 was $1.3 billion compared to $926.3 million in first quarter 2017 and the weighted average interest rate on the bank credit facility was 3.4% in first quarter 2018 compared to 2.4% in first quarter 2017.

Depletion, depreciation and amortization expense was $162.3 million in first quarter 2018 compared to $149.8 million in first quarter 2017. This increase is due to a 13% increase in production volumes somewhat offset by a 5% decrease in depletion rates. Depletion expense, the largest component of DD&A expense, was $0.79 per mcfe in first quarter 2018 compared to $0.83 per mcfe in first quarter 2017. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to the mix of production from our properties with lower depletion rates and asset sales. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change	%
Depletion and amortization	$0.79	$0.83	$(0.04)	(5%)
Depreciation	0.01	0.01	—	—%
Accretion and other	0.02	0.02	—	—%
Total DD&A expense	$0.82	$0.86	$(0.04)	(5%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, termination costs, deferred compensation plan expenses, impairment of proved properties and gain on sale of assets. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018 (1)	2017
Direct operating expense	$591	$524
Brokered natural gas and marketing expense	285	263
Exploration expense	751	507
General and administrative expense	23,911	10,918
Termination costs	—	1,742
Total stock-based compensation	$25,538	$13,954

(1) Includes $18.2 million accelerated vesting of equity grants.

Brokered natural gas and marketing expense was $55.6 million in first quarter 2018 compared to $53.6 million in first quarter 2017. The increase reflects significantly higher broker purchase volumes.

Exploration expense was $7.7 million in first quarter 2018 compared to $8.5 million in first quarter 2017 due to lower seismic and personnel costs partially offset by higher delay rental costs. The following table details our exploration expenses for the three months ended March 31, 2018 and 2017 (in thousands):

Three Months Ended March 31,
2018		2017		Change		%
Seismic	$462		$1,864		$(1,402)		(75%)
Delay rentals and other	4,111		2,821		1,290		46%
Personnel expense	2,393		3,312		(919)		(28%)
Stock-based compensation expense	751		507		244		48%
Dryhole expense	2		—		2		—%
Total exploration expense	$7,719		$8,504		$(785)		(9%)

Abandonment and impairment of unproved properties was $11.8 million in first quarter 2018 compared to $4.4 million in first quarter 2017. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. In certain circumstances, our future plans to develop acreage may accelerate our impairment. The increase in abandonment expense reflects additional expected lease expirations in both North Louisiana and Pennsylvania. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Termination costs were a reduction of $37,000 in first quarter 2018 compared to an increase of $4.2 million in the same period of 2017. In first quarter 2017, we implemented additional work force reductions which increased these costs to $2.4 million for estimated severance costs and $1.7 million of accelerated vesting of equity grants.

Deferred compensation plan expense was a gain of $7.4 million in first quarter 2018 compared to a gain of $13.2 million in first quarter 2017. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $17.06 at December 31, 2017 to $14.54 at March 31, 2018. In the same quarter of the prior year, our stock price decreased from $34.36 at December 31, 2016 to $29.10 at March 31, 2017.

Impairment of proved properties was $7.3 million in first quarter 2018. In first quarter 2018, we recorded impairment expense related to certain of our oil and gas properties in Oklahoma. These assets were evaluated for impairment due to the possibility of sale.

Gain on the sale of assets was $23,000 in first quarter 2018 compared to $22.6 million in first quarter 2017. In first quarter 2017, we sold properties in Western Oklahoma for $26.0 million of proceeds and, after closing adjustments, we recognized a gain of $22.1 million related to this sale.

Income tax expense was $42.7 million in first quarter 2018 compared to $112.4 million in first quarter 2017. For first quarter 2018, the effective tax rate was 46.4% compared to 39.8% in 2017. The 2018 and 2017 effective tax rates were different than the statutory tax rate due to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other discrete tax items which are detailed below. We expect our effective tax rate to be approximately 24% for the remainder of 2018, before any discrete tax items (dollars in thousands).

	Three Months Ended March 31,
	2018	2017
Total income before income taxes	$91,914	$282,506
U.S. federal statutory rate	21%	35%
Total tax expense at statutory rate	19,302	98,877

State and local income taxes, net of federal benefit	4,494	8,982
Non-deductible executive compensation	262	140
Tax less than book equity compensation	664	2,524
Change in valuation allowances:
Federal net operating loss carryforwards & other	—	856
State net operating loss carryforwards & other	15,678	2,086
Rabbi trust and other	1,381	(1,122)
Permanent differences and other	895	52
Total expense for income taxes	$42,676	$112,395
Effective tax rate	46.4%	39.8%

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year-to-year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of March 31, 2018, we have entered into derivative agreements covering 365.4 Bcfe for the remainder of 2018, 194.5 Bcfe for 2019 and 273 Mmcfe in 2020, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Sources of cash and cash equivalents
Operating activities	$370,572	$225,862
Disposal of assets	40	26,053
Borrowing on credit facility	528,000	448,000
Other	13,485	25,051
Total sources of cash and cash equivalents	$912,097	$724,966

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(308,641)	$(186,727)
Repayment on credit facility	(557,000)	(484,000)
Repayment of senior notes	—	(500)
Acreage purchases	(25,355)	(28,725)
Additions to field service assets	(239)	(1,565)
Dividends paid	(4,971)	(4,951)
Other	(15,812)	(18,267)
Total uses of cash and cash equivalents	$(912,018)	$(724,735)

Net cash provided from operating activities in first quarter 2018 was $370.6 million compared to $225.9 million in first quarter 2017. Cash provided from continuing operations is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from 2017 to 2018 reflects a 13% increase in production and higher net realized prices (an increase of 8%) somewhat offset by higher operating costs. As of March 31, 2018, we have hedged more than 60% of our projected total production for the remainder of 2018, with more than 70% of our projected natural gas production hedged. Net cash provided from continuing operations is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first quarter 2018 were positive $54.6 million compared to negative $20.8 million for first quarter 2017.

Disposal of assets in first quarter 2017 includes $26.0 million of proceeds received from the sale of certain Western Oklahoma properties which closed in February 2017.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operating activities, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must find new reserves and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first three months 2018, we entered into additional commodity derivative contracts for 2018, 2019 and 2020 to protect future cash flows. Effective April 13, 2018, we entered into an amended and restated revolving bank credit facility, which expires in April 2023, with terms that were similar to our previous bank credit facility.

During first quarter 2018, our net cash provided from operating activities of $370.6 million and borrowings under our bank credit facility were used to fund approximately $334.2 million of capital expenditures (including acreage acquisitions). At March 31, 2018, we had $527,000 in cash and total assets of $11.7 billion.

Long-term debt at March 31, 2018 totaled $4.1 billion, including $1.2 billion outstanding on our bank credit facility, $2.9 billion of senior notes and $49.0 million of senior subordinated notes. Our available committed borrowing capacity at March 31, 2018 was $536.6 million. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. While our expectation is to operate within our internally generated cash flow, to the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A further material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and operate profitably. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our 2018 capital budget is currently $941.2 million.

We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks relating to the search for, development and production of natural gas, NGLs and oil, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings, asset sales or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset inherent declines in production and proven reserves. Commodity prices continue to be depressed and, as such, we have adjusted and must continue to adjust our business through efficiencies and cost reductions to compete in the current price environment which also requires reductions in overall debt levels over time. We plan to continue to work towards profitable growth within cash flows. We would expect to monitor the market and look for opportunities to refinance or reduce debt based on market conditions.

Credit Arrangements

As of March 31, 2018, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion, which we refer to as our bank credit facility. The bank credit facility, during a non-investment grade period, is secured by substantially all of our assets and had a maturity date of October 16, 2019. Effective April 13, 2018, we entered into a amended and restated revolving credit facility. See Note 9 for additional information. Availability under the bank credit facility is subject to a borrowing base set by the lenders annually with an option to set more often in certain circumstances. Availability under the bank credit facility, during an investment grade period, is limited to aggregate lender commitments. As of March 31, 2018, the outstanding balance under our credit facility was $1.2 billion. Additionally, we had $281.4 million of undrawn letters of credit leaving $536.6 million of committed borrowing capacity available under the facility at the end of first quarter 2018.

Our bank credit facility imposes limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility). The bank credit facility also contain customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at March 31, 2018. See Note 9 to our unaudited consolidated financial statements for additional information regarding our bank debt, including the five-year renewal and extension effective April 13, 2018.

Cash Dividend Payments

On March 1, 2018, our Board of Directors declared a dividend of two cents per share ($5.0 million) on our outstanding common stock, which was paid on March 31, 2018 to stockholders of record at the close of business on March 16, 2018. The amount of future dividends is subject to discretionary declaration by the Board of Directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments. As of March 31, 2018, we do not have any capital leases. As of March 31, 2018, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2018, we had a total of $281.4 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2017, there have been no material changes to our contractual obligations other than a $29.0 million decrease in our outstanding bank credit facility balance and pricing changes for current contracts. Our contractual obligations for firm transportation and gathering contracts increased by approximately $52.2 million over the next twenty years related to these changes.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swap and option contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital, and better access to bank and other credit markets. The fair value of these contracts which is represented by the estimated amount that would be realized or payable on termination is based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a pretax loss of $19.9 million at March 31, 2018. The contracts expire monthly through December 2020. At March 31, 2018, the following commodity-based derivative contracts were outstanding, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2018	Swaps	1,001,127 Mmbtu/day	$ 2.96
2019	Swaps	324,658 Mmbtu/day	$ 2.82
October-December 2018	Calls	70,000 Mmbtu/day	$ 3.10 (1)
2018	Swaptions	160,000 Mmbtu/day	$ 3.07 (2)
2019	Swaptions	170,137 Mmbtu/day	$ 2.92 (2)

Crude Oil
2018	Swaps	8,748 bbls/day	$ 53.25
2019	Swaps	5,872 bbls/day	$ 53.73
January-June 2020	Swaps	250 bbls/day	$ 55.00

NGLs (C2-Ethane)
2018	Swaps	250 bbls/day	$ 0.29/gallon

NGLs (C3-Propane)
2018	Swaps	7,451 bbls/day	$ 0.68/gallon

NGLs (NC4-Normal Butane)
2018	Swaps	4,333 bbls/day	$ 0.81/gallon

NGLs (C5-Natural Gasoline)
2018	Swaps	4,904 bbls/day	$ 1.21/gallon
January-June 2019	Swaps	1,000 bbls/day	$ 1.24/gallon

(1) Weighted average deferred premium of $0.16.

(2) Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. For April through December of 2018, we have swaps in place for 160,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2019 at a weighted average price of $3.07. We have swaps in place for 2019 for 140,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.93. We also have swaps in place for 2019 for 40,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.85.

In addition to the swaps, calls and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we received for our natural gas production can be more or less than the NYMEX Henry Hub price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively fix the basis adjustments. The fair value of the basis swaps was a gain of $2.2 million at March 31, 2018. The volumes are for 91,440,000 Mmbtu and they expire monthly through October 2020.

At March 31, 2018, we also had propane basis swap contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly through December 2019 and include total volume of 2,063,000 barrels. The fair value of these contracts was a loss of $1.4 million on March 31, 2018.

Interest Rates

At March 31, 2018, we had approximately $4.1 billion of debt outstanding. Of this amount, $2.9 billion bore interest at fixed rates averaging 5.2%. Bank debt totaling $1.2 billion bears interest at floating rates, which was 3.4% at March 31, 2018. The 30-day

LIBOR Rate on March 31, 2018 was approximately 1.9%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2018 would cost us approximately $11.8 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs for the remainder of 2018 to continue to be a function of supply.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 67% of our December 31, 2017 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2017 to March 31, 2018.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (referred to as a swaption in the table below). At March 31, 2018, our derivative program includes swaps, calls and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of March 31, 2018, approximated a net unrealized pretax loss of $19.9 million. These contracts expire monthly through December 2020. At March 31, 2018, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
Natural Gas				(in thousands)
2018	Swaps	1,001,127 Mmbtu/day	$ 2.96	$35,091
2019	Swaps	324,658 Mmbtu/day	$ 2.82	$728
October-December 2018	Calls	70,000 Mmbtu/day	$ 3.10 (1)	$(853)
2018	Swaptions	160,000 Mmbtu/day	$ 3.07 (2)	$10,249
2019	Swaptions	170,137 Mmbtu/day	$ 2.92 (2)	$(116)

Crude Oil
2018	Swaps	8,748 bbls/day	$ 53.25	$(23,642)
2019	Swaps	5,872 bbls/day	$ 53.73	$(10,381)
January-June 2020	Swaps	250 bbls/day	$ 55.00	$(43)

NGLs (C2-Ethane)
2018	Swaps	250 bbls/day	$ 0.29/gallon	$24

NGLs (C3-Propane)
2018	Swaps	7,451 bbls/day	$ 0.68/gallon	$(15,073)

NGLs (NC4-Normal Butane)
2018	Swaps	4,333 bbls/day	$ 0.81/gallon	$(4,084)

NGLs (C5-Natural Gasoline)
2018	Swaps	4,904 bbls/day	$ 1.21/gallon	$(11,112)
January-June 2019	Swaps	1,000 bbls/day	$ 1.24/gallon	$(648)

(1) Weighted average deferred premium of $0.16.

(2) Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. For April through December of 2018 we have swaps in place for 160,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2019 at a weighted average price of $3.07. We have swaps in place for 2019 for 140,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.93. We also have swaps in place for 2019 for 40,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.85.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $2.2 million at March 31, 2018 and they settle monthly through October 2020.

At March 31, 2018, we also had propane basis contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2019 and include a total volume of 2,063,000 barrels. The fair value of these contracts was a loss of $1.4 million on March 31, 2018.

The following table shows the fair value of our swaps and basis swaps and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2018. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase of		Decrease of
	Fair Value	10%	25%	10%	25%
Swaps	$(29,140)	$(157,611)	$(393,542)	$158,980	$398,998
Swaptions	10,133	(43,229)	(125,723)	34,979	80,702
Calls	(853)	(914)	(2,931)	530	800
Basis swaps	788	(1,030)	(2,557)	1,014	2,641
Freight swap	(34)	124	310	(124)	(314)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2018, our derivative counterparties include nineteen financial institutions, of which all but five are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Our propane sales from the Marcus Hook facility near Philadelphia are short-term and are to a single purchaser. Ethane sales from Marcus Hook are to a single international customer bearing a credit rating similar to Range.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and senior subordinated debt and variable rate bank debt. At March 31, 2018, we had $4.1 billion of debt outstanding. Of this amount, $2.9 billion bears interest at fixed rates averaging 5.2%. Bank debt totaling $1.2 billion bears interest at floating rates, which was 3.4% on March 31, 2018. On March 31, 2018, the 30-day LIBOR Rate was approximately 1.9%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2018, would cost us approximately $11.8 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 17 to our unaudited consolidated financial statements entitled “Commitments and Contingencies” included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

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

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

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

10.1

Sixth Amended and Restated Credit Agreement, dated April 13, 2018 among Range (as borrower) and JPMorgan Chase Bank, N.A. and the institutions named therein as lenders. JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 16, 2018)

10.2*	Amendment No. 1 to the Amended and Restated Range Resources Corporation 2004 Deferred Compensation Plan For Directors and Select Employees

31.1*	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 25, 2018

RANGE RESOURCES CORPORATION

By:	/s/ ROGER S. MANNY
Roger S. Manny
Executive Vice President and Chief Financial Officer

Date:  April 25, 2018

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer