Form 10-Q
period 2018-06-30
RANGE RESOURCES CORP
filed 2018-07-30
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☑

249,454,545 Common Shares were outstanding on July 27, 2018

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2018

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$415	$448
Accounts receivable, less allowance for doubtful accounts of $5,615 and $7,111	362,490	348,833
Derivative assets	—	58,607
Inventory and other	21,967	21,346
Total current assets	384,872	429,234
Derivative assets	3,295	273
Goodwill	1,641,197	1,641,197
Natural gas and oil properties, successful efforts method	13,666,487	13,216,453
Accumulated depletion and depreciation	(3,961,365)	(3,649,716)
	9,705,122	9,566,737
Other property and equipment	114,833	114,361
Accumulated depreciation and amortization	(101,643)	(99,695)
	13,190	14,666
Other assets	78,401	76,734
Total assets	$11,826,077	$11,728,841

Liabilities
Current liabilities:
Accounts payable	$248,226	$343,871
Asset retirement obligations	6,327	6,327
Accrued liabilities	341,428	317,531
Accrued interest	42,700	43,511
Derivative liabilities	101,328	44,233
Total current liabilities	740,009	755,473
Bank debt	1,304,584	1,208,467
Senior notes	2,853,948	2,851,754
Senior subordinated notes	48,630	48,585
Deferred tax liabilities	707,563	693,356
Derivative liabilities	10,088	9,789
Deferred compensation liabilities	87,087	101,102
Asset retirement obligations and other liabilities	310,133	286,043
Total liabilities	6,062,042	5,954,569
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 249,437,273 issued at June 30, 2018 and 248,144,397 issued at December 31, 2017	2,494	2,481
Common stock held in treasury, 10,067 shares at June 30, 2018 and 14,967 shares at December 31, 2017	(404)	(599)
Additional paid-in capital	5,607,707	5,577,732
Accumulated other comprehensive loss	(1,194)	(1,332)
Retained earnings	155,432	195,990
Total stockholders’ equity	5,764,035	5,774,272
Total liabilities and stockholders’ equity	$11,826,077	$11,728,841

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues and other income:
Natural gas, NGLs and oil sales	$661,390	$506,137	$1,358,019	$1,065,587
Derivative fair value (loss) income	(103,290)	111,195	(117,299)	276,752
Brokered natural gas, marketing and other	98,084	55,779	158,063	107,427
Total revenues and other income	656,184	673,111	1,398,783	1,449,766
Costs and expenses:
Direct operating	35,088	31,420	73,210	59,443
Transportation, gathering, processing and compression	269,910	191,590	514,538	369,238
Production and ad valorem taxes	10,140	9,969	20,066	19,132
Brokered natural gas and marketing	102,747	55,857	158,341	109,407
Exploration	7,499	14,498	15,218	23,002
Abandonment and impairment of unproved properties	54,922	5,193	66,695	9,613
General and administrative	47,583	52,322	116,000	99,818
Termination costs	—	(96)	(37)	4,096
Deferred compensation plan	6,615	(14,466)	(782)	(27,635)
Interest	53,862	47,926	106,247	95,027
Depletion, depreciation and amortization	161,026	152,504	323,292	302,325
Impairment of proved properties	15,302	—	22,614	—
Gain on the sale of assets	(156)	(807)	(179)	(23,407)
Total costs and expenses	764,538	545,910	1,415,223	1,040,059
(Loss) income before income taxes	(108,354)	127,201	(16,440)	409,707
Income tax (benefit) expense:
Current	—	—	—	—
Deferred	(28,518)	57,651	14,158	170,046
	(28,518)	57,651	14,158	170,046
Net (loss) income	$(79,836)	$69,550	$(30,598)	$239,661
Net (loss) income per common share:
Basic	$(0.32)	$0.28	$(0.13)	$0.97
Diluted	$(0.32)	$0.28	$(0.13)	$0.97
Dividends paid per common share	$0.02	$0.02	$0.04	$0.04
Weighted average common shares outstanding:
Basic	245,880	245,177	245,795	244,916
Diluted	245,880	245,335	245,795	245,242

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net (loss) income	$(79,836)	$69,550	$(30,598)	$239,661
Other comprehensive income:
Postretirement benefits:
Prior service cost	93	—	185	—
Income tax benefit	(23)	—	(46)	—
Total comprehensive (loss) income	$(79,766)	$69,550	$(30,459)	$239,661

See accompanying notes.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017

Operating activities:
Net (loss) income	$(30,598)	$239,661
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Deferred income tax expense	14,158	170,046
Depletion, depreciation and amortization and impairment	345,906	302,325
Exploration dry hole costs	2	161
Abandonment and impairment of unproved properties	66,695	9,613
Derivative fair value loss (income)	117,299	(276,752)
Cash settlements on derivative financial instruments	(5,350)	(794)
Allowance for bad debts	(1,500)	300
Amortization of deferred financing costs and other	2,376	2,557
Deferred and stock-based compensation	34,167	1,952
Gain on the sale of assets	(179)	(23,407)
Changes in working capital:
Accounts receivable	(14,425)	(13,610)
Inventory and other	796	3,716
Accounts payable	14,615	18,426
Accrued liabilities and other	1,553	(22,866)
Net cash provided from operating activities	545,515	411,328
Investing activities:
Additions to natural gas and oil properties	(584,432)	(469,644)
Additions to field service assets	(1,863)	(2,966)
Acreage purchases	(37,900)	(37,987)
Proceeds from disposal of assets	366	27,288
Purchases of marketable securities held by the deferred compensation plan	(27,271)	(19,665)
Proceeds from the sales of marketable securities held by the deferred compensation plan	25,459	21,356
Net cash used in investing activities	(625,641)	(481,618)
Financing activities:
Borrowings on credit facilities	1,114,000	946,000
Repayments on credit facilities	(1,011,000)	(874,000)
Repayment of senior notes	—	(500)
Dividends paid	(9,960)	(9,914)
Debt issuance costs	(8,257)	—
Taxes paid for shares withheld	(3,021)	(6,077)
Change in cash overdrafts	(7,318)	10,839
Proceeds from the sales of common stock held by the deferred compensation plan	5,649	4,148
Net cash provided from financing activities	80,093	70,496
(Decrease) increase in cash and cash equivalents	(33)	206
Cash and cash equivalents at beginning of period	448	314
Cash and cash equivalents at end of period	$415	$520

See accompanying notes.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation is a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian and the North Louisiana regions of the United States. Our objective is to build stockholder value through consistent returns-focused growth, on a per share debt-adjusted basis, of both reserves and production on a cost-efficient basis. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC”.

(2) BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Range Resources Corporation 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018. The results of operations for the second quarter and the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

Inventory. As of June 30, 2018, we had $8.4 million of material and supplies inventory compared to $12.1 million at December 31, 2017. Material and supplies inventory consists of primarily tubular goods and equipment used in our operations and is stated at lower of specific cost of each inventory item or net realized value, on a first-in, first-out basis. At June 30, 2018, we also had commodity inventory of $364,000 compared to $508,000 at December 31, 2017. Commodity inventory as of June 30, 2018 consists of NGLs held in storage or as line fill in pipelines.

Unproved Properties. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. In certain circumstances, our future plans to develop acreage may accelerate our impairment.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

In February 2016, an accounting standards update was issued that requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses. This accounting standards update also requires certain quantitative and qualitative disclosures about leasing arrangements. This standard is effective for us in first quarter 2019 and will be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and early adoption is permitted. We do not plan to early adopt this new standard. This standard does not apply to leases to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained. We are evaluating each of our lease arrangements and are currently enhancing our systems to track and calculate additional information necessary for adoption of this standard. We are evaluating the provisions of this accounting standards update and assessing the impact it will have on our consolidated results of operations, financial position and financial disclosures, in addition to developing any control changes necessary. We believe this new guidance will likely increase our recorded assets and liabilities that are not currently recognized under currently applicable guidance.

In June 2016, an accounting standards update was issued that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standards update requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This standards update is effective for us in first quarter 2020 and should be adopted on a modified retrospective basis though a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. Early adoption is permitted starting January 2019. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on our consolidated results of operations, financial position and financial disclosures.

Recently Adopted

In March 2017, an accounting standards update was issued which provides additional guidance on the presentation of net benefit cost in the statement of operations. Employers will present the service cost component of net periodic benefit cost in the same consolidated results of operations line item as other employee compensation costs arising from services rendered during the period. This new standards update was effective for annual reporting periods in first quarter 2018 and must be applied retrospectively. We adopted this standards update in first quarter 2018. The adoption did not impact our consolidated results of operations, financial position, cash flows or disclosures. We had no service cost recorded prior to 2018 due to the implementation of our postretirement benefit plan at the end of 2017. In 2018, our service cost is recorded in general and administrative expense.

In May 2017, an accounting standards update was issued which clarifies what constitutes a modification of a share-based award. This standards update is intended to provide clarity and reduce both diversity in practice and cost and complexity to a change to the terms or conditions of a share-based payment award. We adopted this standards update in first quarter 2018. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In May 2014, an accounting standards update was issued that superseded the existing revenue recognition requirements. This standard included a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminated industry-specific revenue guidance, required enhanced disclosures about revenue, provided guidance for transactions that were not previously addressed comprehensively and improved guidance for multiple-element arrangements. This standard was effective for us in first quarter 2018 and we adopted the new standard using the modified retrospective method to all open contracts as of January 1, 2018. We utilized a bottom-up approach to analyze the impact of the new standard by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and the impact of adopting this standards update on our total revenues, operating income and our consolidated balance sheet. Our implementation of this standard did not result in a cumulative-effect adjustment on date of adoption; however, our financial statement presentation related to revenue received from certain gas processing contracts changed. Based on previous accounting guidance, certain of our gas processing contracts were reported in revenue at the net price (net of processing costs) we receive. Upon adoption of this accounting standards update, these contracts are now reported as a gross price received at a delivery point and separate transportation, marketing and processing expense. The impact of adoption of the new revenue recognition standard on our current period results is as follows (in thousands):

	Three Months Ended June 30, 2018
	As Reported		Previous Revenue Recognition Method
	$	$ Per mcfe	$	$ Per mcfe	Increase	$ Per mcfe
Revenues:
Natural gas, NGLs and oil sales	$661,390	$3.30	$619,244	$3.09	$42,146	$0.21
Costs and expenses:
Transportation, gathering, processing and compression	$269,910	$1.35	$227,764	$1.14	$42,146	$0.21
Net loss	$(79,836)		$(79,836)		$—

	Six Months Ended June 30, 2018
	As Reported		Previous Revenue Recognition Method
	$	$ Per mcfe	$	$ Per mcfe	Increase	$ Per mcfe
Revenues:
Natural gas, NGLs and oil sales	$1,358,019	$3.42	$1,278,046	$3.22	$79,973	$0.20
Costs and expenses:
Transportation, gathering, processing and compression	$514,538	$1.29	$434,565	$1.09	$79,973	$0.20
Net loss	$(30,598)		$(30,598)		$—

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

(4) DISPOSITIONS

We recognized a pretax net gain on the sale of assets of $156,000 in second quarter 2018 compared to a pretax net gain of $807,000 in the same period of the prior year and a pretax net gain on the sale of assets of $179,000 in first six months 2018 compared to a pretax gain on the sale of assets of $23.4 million in first six months 2017.

2018 Dispositions

Other. In second quarter 2018, we sold miscellaneous inventory and other assets for proceeds of $326,000 resulting in a pretax gain of $156,000. In first quarter 2018, we sold miscellaneous inventory and other assets for proceeds of $40,000 resulting in a pretax gain of $23,000.

2017 Dispositions

Western Oklahoma. In first six months 2017, we sold properties in Western Oklahoma for proceeds of $26.0 million and we recorded a gain of $22.1 million related to this sale, after closing adjustments and transaction fees.

Other.  In second quarter 2017, we sold miscellaneous unproved property, inventory and other assets for proceeds of $1.2 million resulting in a pretax gain of $1.2 million. In first quarter 2017, we sold miscellaneous proved and unproved properties, inventory, other assets and surface acreage for proceeds of $53,000 resulting in a pretax gain of $69,000.

(5) GOODWILL

During 2016, we recorded goodwill associated with the acquisition of Memorial Resource Development Corp. (the “MRD Merger”), which represented the cost of the acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. During fourth quarter 2017, we performed our annual qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of our business (our reporting unit) was less than its carrying amount. Based on the results of this assessment, we determined it was not likely that goodwill was impaired. We are not aware of any events or circumstances that occurred during first six months 2018 that would have more likely than not reduced the fair value of our reporting unit below its carrying value.

(6) INCOME TAXES

Income tax (benefit) expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax (benefit) expense	$(28,518)	$57,651	$14,158	$170,046
Effective tax rate	26.3%	45.3%	(86.1%)	41.5%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For second quarter and first six months ended June 30, 2018 and 2017, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other tax items which are detailed below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total (loss) income before income taxes	$(108,354)	$127,201	$(16,440)	$409,707
U.S. federal statutory rate	21%	35%	21%	35%
Total tax (benefit) expense at statutory rate	(22,754)	44,520	(3,452)	143,397

State and local income taxes, net of federal benefit	(3,745)	4,146	749	13,128
Non-deductible executive compensation	291	—	553	140
Equity compensation	1,476	2,228	2,140	4,752
Change in valuation allowances:
Federal net operating loss carryforwards & other	—	2,562	—	3,418
State net operating loss carryforwards & other	(2,042)	4,127	13,636	6,212
Rabbi trust and other	18	68	1,399	(1,053)
Permanent differences and other	(1,762)	—	(867)	52
Total (benefit) expense for income taxes	$(28,518)	$57,651	$14,158	$170,046
Effective tax rate	26.3%	45.3%	(86.1%)	41.5%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law significantly reformed the Internal Revenue Code of 1986, as amended. The reduction in the corporate tax rate required a one-time revaluation of certain tax related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. Due to the complexities involved in the accounting for the enactment of the new law, the SEC Staff Accounting Bulletin (“SAB”) 118 allowed a provisional estimate for the year ended December 31, 2017, which we made. As of June 30, 2018, we have not made any material adjustments to our provisional estimate at year-end 2017. We have made a reasonable estimate of the effect on our deferred tax balances. We will continue to analyze the impact of the new law and additional impacts will be recorded as they are identified during the measurement period provided for in SAB 118.

(7) (LOSS) INCOME PER COMMON SHARE

Basic income or loss per share attributable to common shareholders is computed as (1) income or loss attributable to common shareholders (2) less income allocable to participating securities (3) divided by weighted average basic shares outstanding. Diluted income or loss per share attributable to common shareholders is computed as (1) basic income or loss attributable to common shareholders (2) plus diluted adjustments to income allocable to participating securities (3) divided by weighted average diluted shares outstanding. The following sets forth a reconciliation of income or loss attributable to common shareholders to basic income or loss attributable to common shareholders to diluted income or loss attributable to common shareholders (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income, as reported	$(79,836)	$69,550	$(30,598)	$239,661
Participating earnings (a)	(69)	(751)	(126)	(2,619)
Basic net (loss) income attributed to common shareholders	(79,905)	68,799	(30,724)	237,042
Reallocation of participating earnings (a)	—	—	—	3
Diluted net (loss) income attributed to common shareholders	$(79,905)	$68,799	$(30,724)	$237,045
Net (loss) income per common share:
Basic	$(0.32)	$0.28	$(0.13)	$0.97
Diluted	$(0.32)	$0.28	$(0.13)	$0.97
(a)

Restricted Stock Awards represent participating securities because they participate in nonforfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

The following provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding – basic	245,880	245,177	245,795	244,916
Effect of dilutive securities:
Director and employee PSUs and RSUs	—	158	—	326
Weighted average common shares outstanding – diluted	245,880	245,335	245,795	245,242

Weighted average common shares outstanding-basic for second quarter 2018 excludes 3.4 million shares of restricted stock held in our deferred compensation plan compared to 2.7 million shares in second quarter 2017 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding-basic for first six months 2018 excludes 3.2 million shares of restricted stock compared to 2.7 million for first six months 2017. Due to our net loss for second quarter and first six months 2018, all outstanding equity grants have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations. For second quarter 2017, equity grants of 1.9 million were outstanding but not included in the computation of diluted net income per share because the grant prices were greater than the average market price of our common shares and would be anti-dilutive to the computations. For first six months 2017, equity grants of 1.2 million were outstanding but not included in the computation of diluted net income per share because the grant prices were greater than the average market price of our common shares and would be anti-dilutive to the computations. For purposes of calculating diluted weighted average common shares, non-vested restricted stock and performance based equity awards are included in the computation using the treasury stock method with the deemed proceeds equal to the average unrecognized compensation during the period.

(8) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are included in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. We do not have any suspended exploratory well costs as of June 30, 2018 or December 31, 2017.

(9) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at June 30, 2018 is shown parenthetically). No interest was capitalized during the three months or six months ended June 30, 2018 or the year ended December 31, 2017 (in thousands).

	June 30, 2018	December 31, 2017
Bank debt (3.8%)	$1,314,000	$1,211,000
Senior notes:
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2023	741,531	741,531
5.00% senior notes due 2022	580,032	580,032
5.75% senior notes due 2021	475,952	475,952
5.875% senior notes due 2022	329,244	329,244
Other senior notes due 2022	590	590
Total senior notes	2,877,349	2,877,349
Senior subordinated notes:
5.00% senior subordinated notes due 2023	7,712	7,712
5.00% senior subordinated notes due 2022	19,054	19,054
5.75% senior subordinated notes due 2021	22,214	22,214
Total senior subordinated notes	48,980	48,980
Total debt	4,240,329	4,137,329
Unamortized premium	5,394	6,027
Unamortized debt issuance costs	(38,561)	(34,550)
Total debt net of debt issuance costs	$4,207,162	$4,108,806

Bank Debt

In April 2018, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 13, 2023. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations annually by May and for event-driven unscheduled redeterminations. As of June 30, 2018, our bank group was composed of twenty-seven financial institutions with no one bank holding more than 5.8% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. On June 30, 2018, bank commitments total $2.0 billion and the outstanding balance under our bank credit facility was $1.3 billion, before deducting debt issuance costs. Additionally, we had $281.4 million of undrawn letters of credit leaving $404.6 million of committed borrowing capacity available under the facility. During a non-investment grade period, borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit facility agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit facility agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 3.7% for second quarter 2018 compared to 2.6% for second quarter 2017. The weighted average interest rate was 3.5% for first six months 2018 compared to 2.5% for first six months 2017. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At June 30, 2018, the commitment fee was 0.35% and the interest rate margin was 1.75% on our LIBOR loans and 0.75% on our base rate loans.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the bank credit facility agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the bank credit facility agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at June 30, 2018.

(10) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2018 is as follows (in thousands):

Six Months Ended June 30, 2018
Beginning of period	$276,855
Liabilities incurred	2,050
Acquisitions	13,438
Liabilities settled	(2,080)
Accretion expense	8,210
Change in estimate	4,073
End of period	302,546
Less current portion	(6,327)
Long-term asset retirement obligations	$296,219

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations. Acquisitions include an increase in our interest in certain properties in Northwest Pennsylvania.

(11) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning balance	248,129,430	247,144,356
Restricted stock grants	804,768	539,096
Restricted stock units vested	411,959	344,937
Performance stock units issued	76,149	85,461
Treasury shares issued	4,900	15,580
Ending balance	249,427,206	248,129,430

(12) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, calls or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net loss of $104.3 million at June 30, 2018. These contracts expire monthly through December 2020. The following table sets forth our commodity-based derivative volumes by year as of June 30, 2018, excluding our basis and freight swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2018	Swaps	1,246,739 Mmbtu/day	$ 2.96
2019	Swaps	514,589 Mmbtu/day	$ 2.81
October-December 2018	Calls	70,000 Mmbtu/day	$ 3.10 (1)
2018	Swaptions	160,000 Mmbtu/day	$ 3.07 (2)
2019	Swaptions	317,945 Mmbtu/day	$ 2.86 (2)
2020	Swaptions	10,000 Mmbtu/day	$ 2.75 (2)

Crude Oil
2018	Swaps	8,500 bbls/day	$ 53.20
2019	Swaps	6,624 bbls/day	$ 54.57
January-June 2020	Swaps	1,000 bbls/day	$ 57.00
January-March 2019	Collars	250 bbls/day	$ 63.00 − $ 73.00

NGLs (C2-Ethane)
July-September 2018	Swaps	1,000 bbls/day	$ 0.30/gallon

NGLs (C3-Propane)
2018	Swaps	10,918 bbls/day	$ 0.71/gallon

NGLs (NC4-Normal Butane)
2018	Swaps	4,250 bbls/day	$ 0.81/gallon

NGLs (C5-Natural Gasoline)
2018	Swaps	5,152 bbls/day	$ 1.23/gallon
2019	Swaps	1,244 bbls/day	$ 1.30/gallon

(1)	Weighted average deferred premium of $0.16.
(2)

Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. For July through December of 2018, we have swaps in place for 160,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2019 at a weighted average price of $3.07. We have swaps in place for 2019 for 220,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.89. We also have swaps in place for 2019 for 130,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.81. For 2020, we have swaps in place for 10,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.75.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps, collars, calls and swaptions described above, at June 30, 2018, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through October 2020 and include a total volume of 68,805,000 Mmbtu. The fair value of these contracts was a loss of $1.9 million at June 30, 2018.

At June 30, 2018, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2019 and include a total volume of 2,130,500 barrels. The fair value of these contracts was a loss of $2.1 million at June 30, 2018.

Freight Swap Contracts

In connection with our international propane sales, we utilize propane swaps. To further hedge our propane price, at June 30, 2018, we had freight swap contracts on the Baltic Exchange which lock in the freight rate for a specific trade route. These contracts settle monthly through December 2018 and cover 5,000 metric tons per month with a fair value gain of $166,000 at June 30, 2018. These contracts use observable third-party pricing inputs that we consider to be Level 2 fair value classification.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		June 30, 2018
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$11,332	$(8,481)	$2,851
	–swaptions	14,045	(12,511)	1,534
	–basis swaps	846	(667)	179
Crude oil	–swaps	—	(1,269)	(1,269)
	−collars	12	(12)	—
NGLs	–C3 propane spread swaps	17,193	(17,193)	—
Freight	−swaps	166	(166)	—
		$43,594	$(40,299)	$3,295

		June 30, 2018
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(12,764)	$8,481	$(4,283)
	–swaptions	(14,530)	12,511	(2,019)
	–basis swaps	(2,754)	667	(2,087)
	–calls	(701)	—	(701)
Crude oil	–swaps	(52,493)	1,269	(51,224)
	−collars	—	12	12
NGLs	−C2 ethane swaps	(85)	—	(85)
	–C3 propane swaps	(22,591)	—	(22,591)
	–C3 propane spread swaps	(19,306)	17,193	(2,113)
	–NC4 butane swaps	(8,906)	—	(8,906)
	–C5 natural gasoline swaps	(17,585)	—	(17,585)
Freight	–swaps	—	166	166
		$(151,715)	$40,299	$(111,416)

		December 31, 2017
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$87,794	$(4,106)	$83,688
	–swaptions	18,817	(8,103)	10,714
	–basis swaps	1,815	(6,673)	(4,858)
	–collars	3,039	(500)	2,539
Crude oil	–swaps	2	(7,928)	(7,926)
NGLs	–C2 ethane swaps	57	—	57
	–C3 propane swaps	—	(12,556)	(12,556)
	–C3 propane collars	85	(85)	—
	–C3 propane spread swaps	12,762	(12,762)	—
	–NC4 butane swaps	—	(6,051)	(6,051)
	–C5 natural gasoline swaps	—	(6,727)	(6,727)
Freight	–swaps	276	(276)	—
		$124,647	$(65,767)	$58,880

		December 31, 2017
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(216)	$4,106	$3,890
	–swaptions	(12,283)	8,103	(4,180)
	–basis swaps	(9,580)	6,673	(2,907)
	–collars	—	500	500
Crude oil	–swaps	(24,726)	7,928	(16,798)
NGLs	–C3 propane swaps	(34,325)	12,556	(21,769)
	–C3 propane collars	—	85	85
	–C3 propane spread swaps	(13,983)	12,762	(1,221)
	–NC4 butane swaps	(11,188)	6,051	(5,137)
	–C5 natural gasoline swaps	(13,488)	6,727	(6,761)
Freight	–swaps	—	276	276
		$(119,789)	$65,767	$(54,022)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commodity swaps	$(91,195)	$93,567	$(107,730)	$260,319
Swaptions	(6,592)	—	(2,993)	—
Collars	11	4,790	(66)	14,265
Puts	—	3,012	—	9,719
Calls	152	529	329	1,040
Basis swaps	(5,828)	9,304	(6,693)	(8,668)
Freight swaps	162	(7)	(146)	77
Total	$(103,290)	$111,195	$(117,299)	$276,752

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2018 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2018
Trading securities held in the deferred compensation plans	$68,876	$—	$—	$68,876
Derivatives –swaps	—	(103,092)	—	(103,092)
–collars		12	—	12
–calls	—	(701)	—	(701)
–basis swaps	—	(4,285)	264	(4,021)
–freight swaps	—	166	—	166
–swaptions	—	—	(485)	(485)

	Fair Value Measurements at December 31, 2017 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2017
Trading securities held in the deferred compensation plans	$67,117	$—	$—	$67,117
Derivatives –swaps	—	3,910	—	3,910
–collars	—	3,039	85	3,124
–basis swaps	—	(9,025)	39	(8,986)
–freight swaps	—	276	—	276
–swaptions	—	—	6,534	6,534

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. As of June 30, 2018, a portion of our natural gas derivative instruments contains swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. Derivatives in Level 3 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. Subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

As of June 30, 2018
Balance at December 31, 2017	$6,658
Total losses:
Included in earnings	(2,956)
Settlements	(1,781)
Transfer out of Level 3 (1)	(2,142)
Balance at June 30, 2018	$(221)

(1) During first six months 2018, we transferred $2.1 million of swaption contracts out of Level 3 due to the exercise of these swaptions by our counterparties.

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For second quarter 2018, interest and dividends were $213,000 and the mark-to-market adjustment was a gain of $324,000 compared to interest and dividends of $204,000 and a mark-to-market gain of $1.5 million in second quarter 2017. For first six months 2018, interest and dividends were $381,000 and the mark-to-market loss was $798,000 compared to interest and dividends of $323,000 and mark-to-market gain of $3.0 million in the same period of the prior year.

Fair Values—Non-recurring

Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. In second quarter 2018, we increased our interest in certain properties in our shallow legacy oil and natural gas assets in Northwest Pennsylvania for a minimal dollar amount for which the fair value was previously determined to be zero. As a result, in second quarter 2018, we recorded additional impairment of $15.3 million related to these properties. In first quarter 2018, there were indicators that the carrying value of certain of our oil gas properties in Oklahoma may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their remaining fair value was measured using a market approach based upon the potential sale of these properties, which is a Level 3 input. We recorded non-cash charges in first quarter 2018 of $7.3 million related to these properties. The following presents the value of these assets measured at fair value on a non-recurring basis at the time impairment was recorded (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Fair Value	Impairment	Fair Value	Impairment
Natural gas and oil properties	$—	$15,302	$32,516	$22,614

Fair Values—Reported

The following presents the carrying amounts and the fair values of our financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, options and basis swaps	$3,295	$3,295	$58,880	$58,880
Marketable securities (a)	68,876	68,876	67,117	67,117
(Liabilities):
Commodity swaps, options and basis swaps	(111,416)	(111,416)	(54,022)	(54,022)
Bank credit facility (b)	(1,314,000)	(1,314,000)	(1,211,000)	(1,211,000)
5.75% senior notes due 2021 (b)	(475,952)	(487,741)	(475,952)	(493,872)
5.00% senior notes due 2022 (b)	(580,032)	(575,427)	(580,032)	(578,727)
5.875% senior notes due 2022 (b)	(329,244)	(334,551)	(329,244)	(339,200)
Other senior notes due 2022 (b)	(590)	(582)	(590)	(591)
5.00% senior notes due 2023 (b)	(741,531)	(716,808)	(741,531)	(735,614)
4.875% senior notes due 2025 (b)	(750,000)	(704,940)	(750,000)	(733,755)
5.75% senior subordinated notes due 2021 (b)	(22,214)	(22,699)	(22,214)	(22,192)
5.00% senior subordinated notes due 2022 (b)	(19,054)	(18,825)	(19,054)	(18,741)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(7,484)	(7,712)	(7,614)
Deferred compensation plan (c)	(116,629)	(116,629)	(114,414)	(114,414)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)

The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes and our senior subordinated notes is based on end of period market quotes which are Level 2 inputs.

(c)	The fair value of our deferred compensation plan is updated at the closing price on the balance sheet date which is a Level 1 input.

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Non-financial liabilities initially measured at fair value include asset retirement obligations. For additional information, see Note 10.

Concentrations of Credit Risk

As of June 30, 2018, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate securities are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $5.6 million at June 30, 2018 and $7.1 million at December 31, 2017. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At June 30, 2018, our derivative counterparties include twenty financial institutions, of which all but five are secured lenders in our bank credit facility. At June 30, 2018, our net derivative liability includes a net payable of $27.5 million to these five counterparties that are not participants in our bank credit facility.

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

Brokered Natural Gas, Marketing and Other

We realize brokered margins as a result of buying natural gas or NGLs utilizing separate purchase transactions, generally with separate counterparties and subsequently selling that natural gas or NGLs under our existing contracts to fulfill our contract commitments or utilizing existing infrastructure contracts to economically utilize available capacity. In these arrangements, we take control of the natural gas purchased prior to delivery of that gas under our existing gas contracts with a separate counterparty. Revenues and expenses related to brokering natural gas are reported gross as part of revenues and expenses in accordance with applicable accounting standards. Our net brokered margin was a loss of $5.6 million in second quarter 2018 and a loss of $2.5 million in first six months 2018.

Disaggregation of Revenue

We have identified three material revenue streams in our business: natural gas sales, NGLs sales and oil sales. Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Natural gas sales (a)	$457,706	$948,954
NGLs sales (b)	225,432	428,263
Oil sales	76,336	138,865
Total	$759,474	$1,516,082
(a)

Natural gas sales revenue reported above for the second quarter includes $93.4 million of brokered revenues and $3.9 million of marketing revenue. The six months includes $149.3 million of brokered revenues and $7.7 million of marketing revenue.

(b)	NGLs sales revenue reported above for the second quarter includes $729,000 of brokered revenues and for six months includes $1.0 million of brokered revenues.

Principal versus Agent

We engage in various types of transactions in which midstream entities process our wet gas and, in some scenarios, subsequently market the resulting NGLs and residue gas to third-party customers on our behalf. These types of transactions require judgment to determine whether we are the principal or the agent in the contract and, as a result, whether revenues are recorded gross or net.

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

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $325.1 million at June 30, 2018 and $305.7 million at December 31, 2017.

Prior−Period Performance Obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGLs sales may be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. We have internal controls in place for our estimation process and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three months and the six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

(15) STOCK-BASED COMPENSATION PLANS

Stock-Based Awards

We have one active equity-based stock plan, our Amended and Restated 2005 Equity-Based Incentive Compensation Plan, which we refer to as the 2005 Plan. Under this plan, various awards may be issued to non-employee directors and employees pursuant to decisions of the Compensation Committee, which is composed of only non-employee, independent directors. To better align the timing of senior officer equity awards with our proxy statement filing in 2018, senior officer equity grants were in March 2018 rather than May, as in previous years.

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock and performance units. Unlike the other forms of stock-based compensation, the mark-to-market adjustment of the liability related to the vested restricted stock held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories. The following details the allocation of stock-based compensation to functional expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018 (1)	2017
Direct operating expense	$539	$522	$1,130	$1,046
Brokered natural gas and marketing expense	313	388	598	651
Exploration expense	371	528	1,122	1,035
General and administrative expense	8,814	14,279	32,725	25,197
Termination costs	—	(46)	—	1,696
Total stock-based compensation	$10,037	$15,671	$35,575	$29,625
(1)	Includes $18.2 million accelerated vesting of equity grants.

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

Each unit granted represents one share of our common stock. These units are settled in stock and the amount of the payout is based on (1) the vesting percentage, which can be from zero to 200% based on performance achieved and (2) the value of our common stock on the vesting date which is determined by the Compensation Committee. Dividend equivalent may accrue during the performance period and would be paid in stock at the end of the performance period. The performance period for the TSR-PSUs is a three year period. The performance period for the PG/RG-PSUs is based on annual performance targets earned over a three-year period.

SARs. At June 30, 2018, there were 1,104 SARs outstanding.

Restricted Stock – Equity Awards

In first six months 2018, we granted 1.8 million restricted stock Equity Awards to employees at an average price of $17.00 which generally vest over a three-year period compared to 875,000 at an average price of $32.93 in first six months 2017. We recorded compensation expense for these awards of $12.4 million in first six months 2018 compared to $12.5 million in the same period of 2017. Restricted stock Equity Awards are not issued to employees until such time as they are vested and the employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first six months 2018, we granted 675,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $15.22 which vests generally over a three-year period and 131,000 shares were granted to non-employee directors at an average price of $15.46 with immediate vesting. The timing of equity grants to senior officers was moved to March 2018 to align with our proxy statement filings compared to grants in May in previous years. In first six months 2017, we granted 449,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $26.18 with vesting generally over a three-year period and 90,000 shares were granted to non-employee directors at an average price of $25.01 with immediate vesting. We recorded compensation expense for these Liability Awards of $10.5 million in first six months 2018 compared to $9.0 million in first six months 2017. The majority of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at June 30, 2018:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	833,058	$31.64	55,202	$32.26
Granted	1,785,446	17.00	806,129	15.25
Vested	(516,493)	24.18	(685,966)	15.88
Forfeited	(128,447)	22.09	(21,900)	17.63
Outstanding at June 30, 2018	1,973,564	$20.97	153,465	$18.22

Stock-Based Performance Units

Production Growth and Reserve Growth Awards. The PG-PSUs and RG-PSUs vest at the end of the three-year performance period. The performance metrics for each year are set by the Compensation Committee no later than March 31 of such year. If the performance metric for the applicable period is not met, then the portion is considered forfeited. The following is a summary of our non-vested PG/RG-PSUs awards outstanding at June 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value of Range Stock
Outstanding at December 31, 2017	122,921	$18.66
Units granted (a)	440,938	15.22
Forfeited (b)	(23,668)	24.15
Outstanding at June 30, 2018	540,191	$15.61
(a)

Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 200% depending on achievement of specifically identified performance targets.

(b)	The first of three tranches of PG-PSUs granted in 2017 are considered forfeited as the performance metric was not met.

We recorded PG/RG-PSUs compensation expense of $5.6 million in first six months 2018 compared to $145,000 in first six months 2017.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of PSUs granted during first six months 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.42%	1.49%
Expected annual volatility	47%	44%
Grant date fair value per unit	$18.51	$26.26

The following is a summary of our non-vested TSR – PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,009,842	$38.38
Units granted (a)	329,486	18.51
Vested and issued (b)	(76,149)	56.81
Forfeited	(191,398)	56.10
Outstanding at June 30, 2018	1,071,781	$27.80
(a)

These amounts reflect the number of performance units granted. The actual payout of shares may be between zero and 200% of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

(b)

Includes 76,149 TSR-PSUs awards issued related to the 2015 performance period where the return on our common stock was the 46th percentile for the February 2015 grant and 36th percentile for the May 2015 grant. The remaining 2015 awards are considered to be forfeited.

We recorded TSR-PSUs compensation expense of $5.7 million in first six months 2018 compared to $6.8 million in the same period of 2017.

SARs

Information with respect to our SARs activities is summarized below.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	382,779	$76.54
Expired/forfeited	(381,675)	75.97
Outstanding at June 30, 2018	1,104	$81.74

Other Postretirement Benefits

Effective fourth quarter 2017, as part of our officer succession plan, we implemented a postretirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or at the date they become eligible for Medicare, subject to various cost-sharing features. In first six months 2018, there were $185,000 of estimated prior service costs amortized from accumulated other comprehensive income into general and administrative expense. Those employees that qualify for the new postretirement health care plan are also fully vested in all equity grants.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market loss of $6.6 million in second quarter 2018 compared to mark-to-market gain of $14.5 million in second quarter 2017. We recorded mark-to-market gain of $782,000 in first six months 2018 compared to a mark-to-market gain of $27.6 million in first six months 2017. The Rabbi Trust held 3.1 million shares (2.9 million of which were vested) of Range stock at June 30, 2018 compared to 2.9 million shares (2.8 million of which were vested) at December 31, 2017.

(16) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded (paid) to taxing authorities	$7,521	$(98)
Interest paid	(103,439)	(84,653)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	19,561	3,855
(Decrease) increase in accrued capital expenditures	(102,809)	36,926

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

Transportation and Gathering Contracts

In first six months 2018, our transportation and gathering commitments increased by approximately $171.0 million over the next twenty years (through 2038) primarily due to pricing changes for current contracts.

(18) OFFICE CLOSING AND TERMINATION COSTS

In first quarter 2017, we recorded accruals for severance, other personnel costs and accelerated vesting of stock-based compensation as part of a continuing effort to reduce our general and administrative expenses due, in part, to the lower commodity price environment. The following summarizes our termination costs for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Severance costs	$—	$—	$—	$2,422
Building lease	—	(50)	(37)	(22)
Stock-based compensation	—	(46)	—	1,696
Total termination costs	$—	$(96)	$(37)	$4,096

The following details our accrued liability as of June 30, 2018 (in thousands):

June 30, 2018
Beginning balance at December 31, 2017	$1,855
Accrued building rent	(37)
Payments	(1,024)
Ending balance at June 30, 2018	$794

(19) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2018	December 31, 2017
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$11,067,325	$10,572,453
Unproved properties	2,599,162	2,644,000
Total	13,666,487	13,216,453
Accumulated depreciation, depletion and amortization	(3,961,365)	(3,649,716)
Net capitalized costs	$9,705,122	$9,566,737
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(20) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
	(in thousands)
Acquisitions:
Acreage purchases	$28,300	$62,075
Oil and gas properties	1,683	18,269
Development	484,186	1,177,526
Exploration:
Drilling	2,235	2,030
Expense	14,096	50,920
Stock-based compensation expense	1,122	2,742
Gas gathering facilities:
Development	4,599	15,097
Subtotal	536,221	1,328,659
Asset retirement obligations	19,561	20,245
Total costs incurred	$555,782	$1,348,904
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our overarching business objective is to build stockholder value through returns-focused growth, on a per share debt-adjusted basis, of both reserves and production on a cost-efficient basis. Our strategy to achieve our business objective is to increase reserves and production through consistent internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core assets. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire, produce and market natural gas, NGLs and crude oil reserves. The price risk on a portion of our production is mitigated using commodity derivative contracts. However, these derivative contracts are limited in duration. Prices for natural gas, NGLs and oil fluctuate widely and affect:

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

Market Conditions

Prices for our products significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for these commodities are inherently volatile. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil and the Mont Belvieu NGLs composite price for the three months and the six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Average NYMEX prices (a)
Natural gas (per mcf)	$2.80	$3.18	$(0.38)	(12%)	$2.89	$3.24	$(0.35)	(11%)
Oil (per bbl)	67.89	48.36	19.53	40%	65.54	50.09	15.45	31%
Mont Belvieu NGLs composite (per gallon) (b)	0.66	0.49	0.17	35%	0.64	0.52	0.12	23%
(a)	Based on weighted average of bid week prompt month prices.
(b)	Based on our estimated NGLs product composition per barrel.

Consolidated Results of Operations

Overview of Second Quarter 2018 Results

Our financial results are significantly impacted by commodity prices. For second quarter 2018, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 4% increase in net realized prices (average prices including all derivative settlements and third party transportation costs paid by us) and 13% higher production volumes when compared to the same quarter of 2017. Daily production in second quarter 2018 averaged 2.2 Bcfe compared to 1.9 Bcfe in the same period of the prior year with the increase due to our successful Marcellus horizontal drilling program. Average natural gas differentials improved $0.21 per mcf while operating costs were higher.

During second quarter 2018, we recognized a net loss of $79.8 million, or $0.32 per diluted common share compared to net income of $69.6 million, or $0.28 per diluted common share, during second quarter 2017. The decrease in net income for second quarter 2018 from second quarter 2017 is primarily due to lower derivative fair value income or the non-cash fair value adjustments related to our derivatives and higher proved and unproved property impairment charges.

Our second quarter 2018 financial and operating performance included the following results:

•	13% production growth over the same period of 2017;
•

revenue from the sale of natural gas, NGLs and oil increased 31% from the same period of 2017 with a 15% increase in average realized prices (before cash settlements on our derivatives) and an increase in production volumes;

•	revenue from the sale of natural gas, NGLs and oil including cash settlements on our derivatives increased 27% from the same period of 2017;
•	rising forward commodity prices resulted in downward non-cash derivative fair value adjustments of $196.8 million;
•	direct operating expenses per mcfe remained the same compared to the same period of 2017 (see discussion on page 35);
•	reduced general and administrative expense per mcfe 20% from the same period of 2017 (see discussion on page 36);
•	interest expense per mcfe was the same when compared to the same period of 2017;
•	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 7% from the same period of 2017;
•	entered into additional derivative contracts for 2018, 2019 and 2020; and
•	realized $174.9 million of cash flow from operating activities, a decrease of $10.5 million from the same period of 2017.

We generated $174.9 million of cash flows from operating activities in second quarter 2018, a decrease of $10.5 million from second quarter 2017, which reflects higher comparative working capital outflows ($52.0 million outflow during second quarter 2018 compared to $6.5 million inflow in second quarter 2017) offset by improvements in realized prices and higher production volumes.

Overview of First Six Months 2018 Results

For first six months 2018, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 7% increase in net realized prices (average prices including all derivative settlements and third party transportation costs paid by us) and 13% higher production volumes when compared to the same period of 2017. Daily production in first six months 2018 averaged 2.2 Bcfe compared to 1.9 Bcfe in the same period of the prior year as a result of drilling and completions in Pennsylvania. Average natural gas differentials improved $0.27 per mcf while operating costs were higher.

During first six months 2018, we recognized net loss of $30.6 million, or $0.13 per diluted common share compared to net income of $239.7 million, or $0.97 per diluted common share during the same period of 2017. The decrease in net income for first six months 2018 from the same period of 2017 is primarily due to lower derivative fair value income or the non-cash fair value adjustments related to our derivatives and higher proved and unproved property impairment charges.

Our first six months financial and operating performance included the following results:

•	13% production growth over the same period of 2017;
•	liquids production represented 32% of total production on an mcfe basis compared to 33% in the same period of 2017;
•

revenue from the sale of natural gas, NGLs and oil increased 27% from the same period of 2017 with a 13% increase in average realized prices (before cash settlements on our derivatives) and an increase in production volumes;

•	revenue realized from the sale of natural gas, NGLs and oil including cash settlements on our derivatives increased 27% from the same period of 2017;
•	rising forward commodity prices resulted in downward non-cash derivative fair value adjustments of $389.5 million;
•	increased direct operating expenses per mcfe by 6% from the same period of 2017 (see discussion on page 35);
•	increased general and administrative expense per mcfe 4% from the same period of 2017 (see discussion on page 36);
•	interest expense per mcfe was the same when compared to the same period of 2017;
•	reduced our DD&A rate per mcfe by 6% from the same period of 2017;
•	entered into additional derivative contracts for 2018, 2019 and 2020; and
•	realized $545.5 million of cash flow from operating activities.

We generated $545.5 million of cash flows from operating activities in first six months 2018, an increase of $134.2 million from the same period of 2017 which reflects improvements in realized prices, higher production volumes and higher comparative working capital inflows ($2.5 million inflow during first six months 2018 compared to $14.3 million outflow in the same period of 2017). We ended the quarter with $404.6 million of available committed borrowing capacity, with an additional $1.0 billion in borrowing base capacity.

Adoption of New Accounting Standard

On January 1, 2018, we adopted the new revenue recognition accounting standards update. As a result of this adoption, we have modified our presentation of certain gas processing contracts. Results for reporting periods beginning after January 1, 2018 are presented based on the new accounting standards while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting. For additional information, see Note 3 and Note 14 to the consolidated financial statements. The impact of adoption of the new revenue recognition standard on the three and six month period ended June 30, 2018 is as follows (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported	Previous Revenue Recognition Method	As Reported	Previous Revenue Recognition Method
Natural gas, NGLs and oil sales
Natural gas	$360,351	$360,351	$791,924	$791,924
NGLs	224,703	182,557	427,230	347,257
Oil	76,336	76,336	138,865	138,865
Total	$661,390	$619,244	$1,358,019	$1,278,046

Transportation, gathering, processing and compression
Natural gas	$164,064	$164,064	$321,298	$321,298
NGLs	105,846	63,700	193,240	113,267
Total	$269,910	$227,764	$514,538	$434,565
Net loss	$(79,836)	$(79,836)	$(30,598)	$(30,598)

See Note 3 for a discussion of new accounting standards that affect us.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured.

In second quarter 2018, natural gas, NGLs and oil sales increased 31% compared to second quarter 2017 with a 15% increase in average realized prices (before cash settlements on our derivatives) and a 13% increase in average daily production. In first six months 2018, natural gas, NGLs and oil sales increased 27% compared to the same period of 2017 with a 13% increase in average realized prices (before cash settlements on our derivatives) and a 13% increase in production. NGLs sales for the current year includes the impact of the adoption of the new revenue recognition standard, as described above. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Natural gas, NGLs and oil sales
Natural gas	$360,351	$336,534	$23,817	7%	$791,924	$707,886	$84,038	12%
NGLs	224,703	123,784	100,919	82%	427,230	261,847	165,383	63%
Oil	76,336	45,819	30,517	67%	138,865	95,854	43,011	45%
Total natural gas, NGLs and oil sales	$661,390	$506,137	$155,253	31%	$1,358,019	$1,065,587	$292,432	27%

Our production continues to grow through drilling success and additional NGLs extraction, which is partially offset by the natural production decline of our wells and non-core asset sales. Second quarter production volumes from the Marcellus Shale were 1.9 Bcfe per day, an increase of 26% when compared to the same period of 2017. Second quarter 2018 production volumes from our North Louisiana properties were approximately 313.3 Mmcfe per day. When compared to the same period of 2017, our North Louisiana production volumes declined 25%.

Production volumes from the Marcellus Shale in first six months 2018 were 1.8 Bcfe per day. When compared to the same period of 2017, our Marcellus production volumes increased 23% for first six months 2018. In first six months 2018, production volumes for North Louisiana properties were approximately 339.7 Mmcfe per day. When compared to the same period of 2017, our North Louisiana production volumes decreased 16%. Our production for the three months and six months ended June 30, 2018 and 2017 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Production (a)
Natural gas (mcf)	136,057,805	119,487,827	16,569,978	14%	271,011,900	235,744,164	35,267,736	15%
NGLs (bbls)	9,483,910	8,524,267	959,643	11%	18,753,941	17,060,995	1,692,946	10%
Crude oil (bbls)	1,210,379	1,052,784	157,595	15%	2,273,813	2,118,070	155,743	7%
Total (mcfe) (b)	200,223,539	176,950,133	23,273,406	13%	397,178,424	350,818,554	46,359,870	13%

Average daily production (a)
Natural gas (mcf)	1,495,141	1,313,053	182,088	14%	1,497,303	1,302,454	194,849	15%
NGLs (bbls)	104,219	93,673	10,546	11%	103,613	94,260	9,353	10%
Crude oil (bbls)	13,301	11,569	1,732	15%	12,563	11,702	861	7%
Total (mcfe) (b)	2,200,259	1,944,507	255,752	13%	2,194,356	1,938,224	256,132	13%
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during second quarter 2018 was $1.88 per mcfe compared to $1.80 per mcfe in second quarter 2017. Our average realized price received (including all derivative settlements and third party transportation costs) was $2.11 per mcfe in first six months 2018 compared to $1.98 per mcfe in the same period of the prior year. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third party transportation costs which are reported in transportation, gathering, processing and compression expense on the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.65	$2.82	$(0.17)	(6%)	$2.92	$3.00	$(0.08)	(3%)
NGLs (per bbl)	23.69	14.52	9.17	63%	22.78	15.35	7.43	48%
Crude oil and condensate (per bbl)	63.07	43.52	19.55	45%	61.07	45.26	15.81	35%
Total (per mcfe) (a)	3.30	2.86	0.44	15%	3.42	3.04	0.38	13%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.78	$2.82	$(0.04)	(1%)	$3.11	$3.04	$0.07	2%
NGLs (per bbl)	21.57	14.15	7.42	52%	20.89	14.32	6.57	46%
Crude oil and condensate (per bbl)	52.95	48.82	4.13	8%	52.03	49.16	2.87	6%
Total (per mcfe) (a)	3.23	2.88	0.35	12%	3.41	3.04	0.37	12%
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$1.58	$1.74	$(0.16)	(9%)	$1.92	$1.97	$(0.05)	(3%)
NGLs (per bbl)	10.41	6.88	3.53	51%	10.59	7.44	3.15	42%
Crude oil and condensate (per bbl)	52.95	48.82	4.13	8%	52.03	49.16	2.87	6%
Total (per mcfe) (a)	1.88	1.80	0.08	4%	2.11	1.98	0.13	7%
(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average natural gas differentials above or (below) NYMEX	$(0.15)	$(0.36)	$0.03	$(0.24)
Realized gains (losses) on basis hedging	$—	$(0.03)	$(0.04)	$0.04

Transportation, gathering, processing and compression expense was $269.9 million in second quarter 2018 compared to $191.6 million in second quarter 2017. These third party costs are higher in 2018 when compared to 2017 due to our production growth in the Marcellus Shale where we have third-party transportation, gathering, processing and compression agreements and the impact of our adoption of the new revenue recognition standard. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range).

Transportation, gathering processing and compression was $514.5 million in first six months 2018 compared to $369.2 million in first six months 2017. These third-party costs are higher in 2018 when compared to 2017 due to our production growth in the Marcellus Shale where we have third-party transportation, gathering, processing and compression agreements, including new in-service transportation costs and the impact of our adoption of the new revenue recognition accounting standard. For additional information, see Adoption of New Accounting Standard above. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months and six months ended June 30, 2018 and 2017 (in thousands) and on a per mcf and per barrel basis:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Natural gas	$164,064	$129,557	$34,507	27%	$321,298	$251,750	$69,548	28%
NGLs	105,846	62,033	43,813	71%	193,240	117,488	75,752	64%
Total	$269,910	$191,590	$78,320	41%	$514,538	$369,238	$145,300	39%

Natural gas (per mcf)	$1.21	$1.08	$0.13	12%	$1.19	$1.07	$0.12	11%
NGLs (per bbl)	$11.16	$7.28	$3.88	53%	$10.30	$6.89	$3.41	49%

Derivative fair value (loss) income was a loss of $103.3 million in second quarter 2018 compared to income of $111.2 million in second quarter 2017. Derivative fair value (loss) income was a loss of $117.3 million in first six months 2018 compared to a gain of $276.8 million in the same period of 2017. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivative fair value (loss) income per consolidated statements of operations	$(103,290)	$111,195	$(117,299)	$276,752

Non-cash fair value (loss) gain: (1)
Natural gas derivatives	$(51,785)	$73,173	$(92,882)	$172,236
Oil derivatives	(18,415)	12,375	(27,757)	28,942
NGLs derivatives	(19,015)	22,268	8,800	76,325
Freight derivatives	200	(7)	(110)	44
Total non-cash fair value (loss) gain (1)	$(89,015)	$107,809	$(111,949)	$277,547

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$18,113	$942	$50,621	$8,397
Oil derivatives	(12,244)	5,575	(20,559)	8,272
NGL derivatives	(20,144)	(3,131)	(35,412)	(17,464)
Total net cash (payment) receipt	$(14,275)	$3,386	$(5,350)	$(795)
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

Brokered natural gas, marketing and other revenue in second quarter 2018 was $98.1 million compared to $55.8 million in second quarter 2017 with significantly higher brokered sales volumes. Brokered natural gas marketing and other revenue in first six months 2018 was $158.1 million compared to $107.4 million in the same period of the prior year due to significantly higher brokered sales volumes.

Operating Costs Per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the three months and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Direct operating expense	$0.18	$0.18	$—	—%	$0.18	$0.17	$0.01	6%
Production and ad valorem tax expense	0.05	0.06	(0.01)	(17%)	0.05	0.05	—	—%
General and administrative expense	0.24	0.30	(0.06)	(20%)	0.29	0.28	0.01	4%
Interest expense	0.27	0.27	—	—%	0.27	0.27	—	—%
Depletion, depreciation and amortization expense	0.80	0.86	(0.06)	(7%)	0.81	0.86	(0.05)	(6%)

Direct operating expense was $35.1 million in second quarter 2018 compared to $31.4 million in second quarter 2017. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs increased in second quarter 2018 primarily due to higher water hauling/handling costs. Our production volumes increased 13%. We incurred $1.5 million ($0.01 per mcfe) of workover costs in second quarter 2018 compared to $1.7 million ($0.01 per mcfe) in second quarter 2017. On a per mcfe basis, direct operating expense in second quarter 2018 was the same when compared to the same period of 2017.

Direct operating expense was $73.2 million in first six months 2018 compared to $59.4 million in the same period of 2017. Our direct operating costs increased in first six months 2018 compared to 2017 due to higher water hauling/handling costs, equipment leasing and higher workovers. Our production volumes increased 13%. We incurred $4.9 million of workover costs in first six months 2018 compared to $3.4 million in the same period of 2017. On a per mcfe basis, direct operating expense in first six months 2018 increased 6% to $0.18 from $0.17 in the same period of 2017 with the increase consisting of higher water hauling/handling costs. The following table summarizes direct operating expenses per mcfe for the three months and the six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Lease operating expense	$0.17	$0.17	$—	—%	$0.17	$0.16	$0.01	6%
Workovers	0.01	0.01	—	—%	0.01	0.01	—	—%
Stock-based compensation (non-cash)	—	—	—	—%	—	—	—	—%
Total direct operating expense	$0.18	$0.18	$—	—%	$0.18	$0.17	$0.01	6%

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $3.7 million in second quarter 2018 compared to $2.3 million in second quarter 2017 with an increase in commodity prices and higher volumes subject to production taxes. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. Included in second quarter 2018 is a $6.4 million impact fee compared to $7.7 million in second quarter 2017. Production and ad valorem taxes (excluding the impact fee) were $7.1 million in first six months 2018 compared to $4.3 million in the same period of 2017 due to higher commodity prices and higher volumes subject to production taxes. Included in first six months 2018 is $13.0 million impact fee compared to $14.9 million in the same period 2017. The following table summarizes production and ad valorem taxes per mcfe for the three months and the six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Production taxes	$0.01	$0.01	$—	—%	$0.01	$0.01	$—	—%
Ad valorem taxes	0.01	0.01	—	—%	0.01	—	0.01	—%
Impact fee	0.03	0.04	(0.01)	(25%)	0.03	0.04	(0.01)	(25%)
Total production and ad valorem taxes	$0.05	$0.06	$(0.01)	(17%)	$0.05	$0.05	$—	—%

General and administrative (“G&A”) expense was $47.6 million in second quarter 2018 compared to $52.3 million in second quarter 2017. The second quarter 2018 decrease of $4.7 million when compared to the same period of 2017 is primarily due to lower stock-based compensation of $5.5 million, lower bad debt expense and lower franchise tax expense partially offset by higher consulting and legal costs. At June 30, 2018, the number of G&A employees increased 2% when compared to June 30, 2017. On a per mcfe basis, second quarter 2018 G&A expense decreased 20% from second quarter 2017 due to lower stock-based compensation costs and lower bad debt expense.

G&A expense for first six months 2018 increased $16.2 million when compared to the same period of the prior year due to higher stock-based compensation costs of $7.5 million, higher severance costs, higher land and legal consulting costs and higher technology costs. The higher stock-based compensation costs are related to those officers that qualified for the postretirement plan implemented in fourth quarter 2017 and therefore, also qualified for accelerated vesting of equity grants. In addition, the timing of senior executive equity grants was moved from May to March in 2018 to better align with our proxy statement filings. On a per mcfe basis, G&A for six months 2018 increased 4% from six months 2017 due to higher stock-based compensation. The following table summarizes G&A expenses per mcfe for the three months and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
General and administrative	$0.20	$0.22	$(0.02)	(9%)	$0.21	$0.21	$—	—%
Stock-based compensation (non-cash)	0.04	0.08	(0.04)	(50%)	0.08	0.07	0.01	14%
Total general and administrative expense	$0.24	$0.30	$(0.06)	(20%)	$0.29	$0.28	$0.01	4%

Interest expense was $53.9 million in second quarter 2018 compared to $47.9 million in second quarter 2017. Interest expense was $106.2 million for six months 2018 compared to $95.0 million in the same period 2017. The following table presents information about interest expense per mcfe for the three months and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Bank credit facility	$0.07	$0.04	$0.03	75%	$0.07	$0.04	$0.03	75%
Senior notes	0.19	0.21	(0.02)	(10%)	0.19	0.21	(0.02)	(10%)
Subordinated notes	—	—	—	—%	—	—	—	—%
Amortization of deferred financing costs and other	0.01	0.02	(0.01)	(50%)	0.01	0.02	(0.01)	(50%)
Total interest expense	$0.27	$0.27	$—	—%	$0.27	$0.27	$—	—%
Average debt outstanding (in thousands)	$4,247,317	$3,889,349	$357,968	9%	$4,234,177	$3,871,044	$363,133	9%
Average interest rate (a)	4.9%	4.7%	0.2%	4%	4.8%	4.7%	0.1%	2%

(a) Includes commitment fees but excludes debt issue costs and amortization of discounts.

On an absolute basis, the increase in interest expense for second quarter 2018 from the same period of 2017 was primarily due to higher average outstanding debt balances and slightly higher average interest rates. Average debt outstanding on the bank credit facility for second quarter 2018 was $1.3 billion compared to $963.5 million in second quarter 2017 and the weighted average interest rate on the bank credit facility was 3.7% in second quarter 2018 compared to 2.6% in second quarter 2017.

On an absolute basis, the increase in interest expense for first six months 2018 from the same period of 2017 was primarily due to higher average outstanding debt balances and slightly higher average interest rates. Average debt outstanding on the bank credit facility was $1.3 billion for first six months 2018 compared to $944.9 million for the same period of 2017 and the weighted average interest rates on the bank credit facility were 3.5% in first six months 2018 compared to 2.5% in first six months 2017.

Depletion, depreciation and amortization expense was $161.0 million in second quarter 2018 compared to $152.5 million in second quarter 2017. This increase is due to a 13% increase in production volumes somewhat offset by a 6% decrease in depletion rates. Depletion expense, the largest component of DD&A expense, was $0.78 per mcfe in second quarter 2018 compared to $0.83 per mcfe in second quarter 2017. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to the mix of production from our properties with lower depletion rates and asset sales.

DD&A expense was $323.3 million in first six months 2018 compared to $302.3 million in the same period of 2017. This is due to a 13% increase in production volumes somewhat offset by a 6% decrease in depletion rates. Depletion expense was $0.78 per mcfe in first six months 2018 compared to $0.83 in the same period of 2017. The following table summarizes DD&A expense per mcfe for the three months and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Depletion and amortization	$0.78	$0.83	$(0.05)	(6%)	$0.78	$0.83	$(0.05)	(6%)
Depreciation	0.01	0.01	—	—%	0.01	0.01	—	—%
Accretion and other	0.01	0.02	(0.01)	(50%)	0.02	0.02	—	—%
Total DD&A expense	$0.80	$0.86	$(0.06)	(7%)	$0.81	$0.86	$(0.05)	(6%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, termination costs, deferred compensation plan expenses, impairment of proved properties and gain on sale of assets. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018 (1)	2017
Direct operating expense	$539	$522	$1,130	$1,046
Brokered natural gas and marketing expense	313	388	598	651
Exploration expense	371	528	1,122	1,035
General and administrative expense	8,814	14,279	32,725	25,197
Termination costs	—	(46)	—	1,696
Total stock-based compensation	$10,037	$15,671	$35,575	$29,625
(1)	Includes $18.2 million accelerated vesting of equity grants.

Brokered natural gas and marketing expense was $102.7 million in second quarter 2018 compared to $55.9 million in second quarter 2017. The increase reflects significantly higher broker purchase volumes. Brokered natural gas and marketing expense was $158.3 million for first six months 2018 compared to $109.4 million in the same period of 2017. This increase reflects significantly higher broker purchase volumes.

Exploration expense was $7.5 million in second quarter 2018 compared to $14.5 million in second quarter 2017 due to lower seismic costs partially offset by higher personnel costs. Exploration expense was $15.2 million in first six months 2018 compared to $23.0 million in the same period of 2017 due to lower seismic costs partially offset by higher delay rental costs. The following table details our exploration expense for the three months and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
Seismic	$(522)	$7,089	$(7,611)	(107%)	$(60)	$8,953	$(9,013)	(101%)
Delay rentals and other	3,996	3,917	79	2%	8,109	6,738	1,371	20%
Personnel expense	3,654	2,964	690	23%	6,047	6,276	(229)	(4%)
Stock-based compensation expense	371	528	(157)	(30%)	1,122	1,035	87	8%
Total exploration expense	$7,499	$14,498	$(6,999)	(48%)	$15,218	$23,002	$(7,784)	34%

Abandonment and impairment of unproved properties was $54.9 million in second quarter 2018 compared to $5.2 million in second quarter 2017. Abandonment and impairment of unproved properties was $66.7 million in first six months 2018 compared to $9.6 million in the same period of 2017. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. In certain circumstances, our future plans to develop acreage may accelerate our impairment. The increase in abandonment expense in both the three month and six month periods from 2017 reflects additional expected lease expirations in North Louisiana. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

Termination costs were a reduction of $96,000 in second quarter 2017 compared to none in second quarter 2018. In first quarter 2017, we implemented additional work force reductions which increased these costs to $2.4 million for estimated severance costs and $1.7 million of accelerated vesting of equity grants.

Deferred compensation plan expense was a loss of $6.6 million in second quarter 2018 compared to a gain of $14.5 million in second quarter 2017. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $14.54 at March 31, 2018 to $16.73 at June 30, 2018. In the same period of the prior year, our stock price decreased from $29.10 at March 31, 2017 to $23.17 at June 30, 2017. During first six months ended 2018, deferred compensation was a gain of $782,000 compared to a gain of $27.6 million in the same period of 2017. Our stock price decreased from $17.06 at December 31, 2017 to $16.73 at June 30, 2018. In the same period of 2017, our stock price decreased from $34.36 at December 31, 2016 to $23.17 at June 30, 2017.

Impairment of proved properties was $15.3 million in second quarter 2018 and $7.3 million in first quarter 2018. In second quarter 2018, we recorded impairment expense related to certain properties in Northwest Pennsylvania and in first quarter 2018, we recorded impairment expense related to certain of our oil and gas properties in Oklahoma. These Oklahoma assets were evaluated for impairment due to the possibility of sale.

Gain on the sale of assets was $156,000 in second quarter 2018 compared to $807,000 in second quarter 2017. In first six months 2018, gain on sale of assets was $179,000 compared to $23.4 million in the same period of 2017. In first quarter 2017, we sold properties in Western Oklahoma for $26.0 million of proceeds and, after closing adjustments, we recognized a gain of $22.1 million related to this sale.

Income tax (benefit) expense was a benefit of $28.5 million in second quarter 2018 compared to expense of $57.7 million in second quarter 2017. For second quarter 2018, the effective tax rate was 26.3% compared to 45.3% in 2017. Income tax expense was $14.2 million in first six months 2018 compared to $170.0 million in the same period of 2017. For first six months 2018, the effective tax rate was (86.1%) compared to 41.5% in first six months 2017. The 2018 and 2017 effective tax rates were different than the statutory tax rate due to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other discrete tax items which are detailed below. We expect our effective tax rate to be approximately 24% for the remainder of 2018, before any discrete tax items (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total (loss) income before income taxes	$(108,354)	$127,201	$(16,440)	$409,707
U.S. federal statutory rate	21%	35%	21%	35%
Total tax (benefit) expense at statutory rate	(22,754)	44,520	(3,452)	143,397

State and local income taxes, net of federal benefit	(3,745)	4,146	749	13,128
Non-deductible executive compensation	291	—	553	140
Equity compensation	1,476	2,228	2,140	4,752
Change in valuation allowances:
Federal net operating loss carryforwards & other	—	2,562	—	3,418
State net operating loss carryforwards & other	(2,042)	4,127	13,636	6,212
Rabbi trust and other	18	68	1,399	(1,053)
Permanent differences and other	(1,762)	—	(867)	52
Total (benefit) expense for income taxes	$(28,518)	$57,651	$14,158	$170,046
Effective tax rate	26.3%	45.3%	(86.1%)	41.5%

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of June 30, 2018, we have entered into derivative agreements covering 297.6 Bcfe for the remainder of 2018, 321.2 Bcfe for 2019 and 4.8 Bcfe in 2020, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Sources of cash and cash equivalents
Operating activities	$545,515	$411,328
Disposal of assets	366	27,288
Borrowing on credit facility	1,114,000	946,000
Other	31,108	36,343
Total sources of cash and cash equivalents	$1,690,989	$1,420,959

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(584,432)	$(469,644)
Repayment on credit facility	(1,011,000)	(874,000)
Repayment of senior notes	—	(500)
Acreage purchases	(37,900)	(37,987)
Additions to field service assets	(1,863)	(2,966)
Dividends paid	(9,960)	(9,914)
Debt issuance costs	(8,257)	—
Other	(37,610)	(25,742)
Total uses of cash and cash equivalents	$(1,691,022)	$(1,420,753)

Net cash provided from operating activities in first six months 2018 was $545.5 million compared to $411.3 million in first six months 2017. Cash provided from continuing operations is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from 2017 to 2018 reflects a 13% increase in production and higher net realized prices (an increase of 7%) somewhat offset by higher operating costs. As of June 30, 2018, we have hedged more than 70% of our projected total production for the remainder of 2018, with more than 80% of our projected natural gas production hedged. Net cash provided from continuing operations is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months 2018 were positive $2.5 million compared to negative $14.3 million for first six months 2017.

Disposal of assets in first quarter 2017 includes $26.0 million of proceeds received from the sale of certain Western Oklahoma properties which closed in February 2017.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operating activities, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must find new reserves and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first six months 2018, we entered into additional commodity derivative contracts for 2018, 2019 and 2020 to protect future cash flows. Effective April 13, 2018, we entered into an amended and restated revolving bank credit facility, which expires in April 2023, with terms that were similar to our previous bank credit facility.

During first six months 2018, our net cash provided from operating activities of $545.5 million and borrowings under our bank credit facility were used to fund approximately $624.2 million of capital expenditures (including acreage acquisitions). At June 30, 2018, we had $415,000 in cash and total assets of $11.8 billion.

Long-term debt at June 30, 2018 totaled $4.2 billion, including $1.3 billion outstanding on our bank credit facility, $2.9 billion of senior notes and $49.0 million of senior subordinated notes. Our available committed borrowing capacity at June 30, 2018 was $404.6 million, with an additional $1.0 billion in borrowing base capacity available for increased liquidity potential. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. While our expectation is to operate within our internally generated cash flow, to the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and operate profitably. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our 2018 capital budget is currently $941.2 million.

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

Credit Arrangements

As of June 30, 2018, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion, which we refer to as our bank credit facility. The bank credit facility, during a non-investment grade period, is secured by substantially all of our assets and has a maturity date of April 13, 2023. See Note 9 for additional information. Availability under the bank credit facility is subject to a borrowing base set by the lenders annually with an option to set more often in certain circumstances. Availability under the bank credit facility, during an investment grade period, is limited to aggregate lender commitments. As of June 30, 2018, the outstanding balance under our credit facility was $1.3 billion. Additionally, we had $281.4 million of undrawn letters of credit leaving $404.6 million of committed borrowing capacity available under the facility at the end of second quarter 2018, with an additional $1.0 billion in borrowing base capacity for potential increases in lender commitments.

Our bank credit facility imposes limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility). The bank credit facility also contains customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at June 30, 2018. See Note 9 to our unaudited consolidated financial statements for additional information regarding our bank debt.

Cash Dividend Payments

On June 1, 2018, our Board of Directors declared a dividend of two cents per share ($5.0 million) on our outstanding common stock, which was paid on June 29, 2018 to stockholders of record at the close of business on June 15, 2018. The amount of future dividends is subject to discretionary declaration by the Board of Directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments. As of June 30, 2018, we do not have any capital leases. As of June 30, 2018, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of June 30, 2018, we had a total of $281.4 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2017, there have been no material changes to our contractual obligations other than a $103.0 million increase in our outstanding bank credit facility balance and pricing changes for current contracts. Our contractual obligations for firm transportation and gathering contracts increased by approximately $171.0 million over the next twenty years related to these changes.

Hedging – Oil and Gas Prices

We use commodity-based derivative contracts to manage our exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swap, collars and option contracts to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are more consistent returns on invested capital and better access to bank and other credit markets, a more efficient utilization of existing personnel, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs. The fair value of these contracts which is represented by the estimated amount that would be realized or payable on termination is based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a pretax loss of $104.3 million at June 30, 2018. The contracts expire monthly through December 2020. At June 30, 2018, the following commodity-based derivative contracts were outstanding, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2018	Swaps	1,246,739 Mmbtu/day	$ 2.96
2019	Swaps	514,589 Mmbtu/day	$ 2.81
October-December 2018	Calls	70,000 Mmbtu/day	$ 3.10 (1)
2018	Swaptions	160,000 Mmbtu/day	$ 3.07 (2)
2019	Swaptions	317,945 Mmbtu/day	$ 2.86 (2)
2020	Swaptions	10,000 Mmbtu/day	$ 2.75 (2)

Crude Oil
2018	Swaps	8,500 bbls/day	$ 53.20
2019	Swaps	6,624 bbls/day	$ 54.57
January-June 2020	Swaps	1,000 bbls/day	$ 57.00
January-March 2019	Collars	250 bbls/day	$ 63.00 − $ 73.00

NGLs (C2-Ethane)
July-September 2018	Swaps	1,000 bbls/day	$ 0.30/gallon

NGLs (C3-Propane)
2018	Swaps	10,918 bbls/day	$ 0.71/gallon

NGLs (NC4-Normal Butane)
2018	Swaps	4,250 bbls/day	$ 0.81/gallon

NGLs (C5-Natural Gasoline)
2018	Swaps	5,152 bbls/day	$ 1.23/gallon
2019	Swaps	1,244 bbls/day	$ 1.30/gallon
(1)	Weighted average deferred premium of $0.16.
(2)

Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. For July through December of 2018, we have swaps in place for 160,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2019 at a weighted average price of $3.07. We have swaps in place for 2019 for 220,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.89. We also have swaps in place for 2019 for 130,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.81. For 2020, we have swaps in place for 10,000 Mmbtu/day on which the counterparty can elect to double the volumes at a weighted average price of $2.75.

In addition to the swaps, calls and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we received for our natural gas production can be more or less than the NYMEX Henry Hub price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively fix the basis adjustments. The fair value of the basis swaps was a loss of $1.9 million at June 30, 2018. The volumes are for 68,805,000 Mmbtu and they expire monthly through October 2020.

At June 30, 2018, we also had propane basis swap contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly through December 2019 and include total volume of 2,130,500 barrels. The fair value of these contracts was a loss of $2.1 million at June 30, 2018.

Interest Rates

At June 30, 2018, we had approximately $4.2 billion of debt outstanding. Of this amount, $2.9 billion bore interest at fixed rates averaging 5.2%. Bank debt totaling $1.3 billion bears interest at floating rates, which was 3.8% at June 30, 2018. The 30-day LIBOR Rate on June 30, 2018 was approximately 2.1%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2018 would cost us approximately $13.1 million in additional annual interest expense.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 67% of our December 31, 2017 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2017 to June 30, 2018.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (referred to as a swaption in the table below). At June 30, 2018, our derivative program includes swaps, calls, collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of June 30, 2018, approximated a net unrealized pretax loss of $104.3 million. These contracts expire monthly through December 2020. At June 30, 2018, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
Natural Gas				(in thousands)
2018	Swaps	1,246,739 Mmbtu/day	$ 2.96	$34
2019	Swaps	514,589 Mmbtu/day	$ 2.81	$(1,466)
October-December 2018	Calls	70,000 Mmbtu/day	$ 3.10 (1)	$(701)
2018	Swaptions	160,000 Mmbtu/day	$ 3.07 (2)	$(5,211)
2019	Swaptions	317,945 Mmbtu/day	$ 2.86 (2)	$4,501
2020	Swaptions	10,000 Mmbtu/day	$ 2.75 (2)	$225

Crude Oil
2018	Swaps	8,500 bbls/day	$ 53.20	$(26,682)
2019	Swaps	6,624 bbls/day	$ 54.57	$(24,977)
January-June 2020	Swaps	1,000 bbls/day	$ 57.00	$(834)
January-March 2019	Collars	250 bbls/day	$ 63.00 − $ 73.00	$12

NGLs (C2-Ethane)
July-September 2018	Swaps	1,000 bbls/day	$ 0.30/gallon	$(85)

NGLs (C3-Propane)
2018	Swaps	10,918 bbls/day	$ 0.71/gallon	$(22,591)

NGLs (NC4-Normal Butane)
2018	Swaps	4,250 bbls/day	$ 0.81/gallon	$(8,906)

NGLs (C5-Natural Gasoline)
2018	Swaps	5,152 bbls/day	$ 1.23/gallon	$(13,541)
2019	Swaps	1,244 bbls/day	$ 1.30/gallon	$(4,044)
(1)	Weighted average deferred premium of $0.16.
(2)

Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. For July through December of 2018 we have swaps in place for 160,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2019 at a weighted average price of $3.07. We have swaps in place for 2019 for 220,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.89. We also have swaps in place for 2019 for 130,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.81. For 2020, we have swaps in place for 10,000 Mmbtu/day on which the counterparty can elect to double the volume at a weighted average price of $2.75.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a loss of $1.9 million at June 30, 2018 and they settle monthly through October 2020.

At June 30, 2018, we also had propane basis contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through December 2019 and include a total volume of 2,130,500 barrels. The fair value of these contracts was a loss of $2.1 million on June 30, 2018.

The following table shows the fair value of our swaps and basis swaps and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at June 30, 2018. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase of		Decrease of
	Fair Value	10%	25%	10%	25%
Swaps	$(103,092)	$(164,593)	$(411,491)	$165,968	$416,941
Collars	12	(111)	(297)	100	276
Swaptions	(485)	(64,267)	(188,606)	50,012	113,966
Calls	(701)	(987)	(3,289)	489	677
Basis swaps	(4,021)	(4,030)	(10,073)	4,017	10,244
Freight swap	166	101	254	(101)	(255)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2018, our derivative counterparties include twenty financial institutions, of which all but five are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Our propane sales from the Marcus Hook facility near Philadelphia are short-term and are to a single purchaser. Ethane sales from Marcus Hook are to a single international customer bearing a credit rating similar to Range.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and senior subordinated debt and variable rate bank debt. At June 30, 2018, we had $4.2 billion of debt outstanding. Of this amount, $2.9 billion bears interest at fixed rates averaging 5.2%. Bank debt totaling $1.3 billion bears interest at floating rates, which was 3.8% on June 30, 2018. On June 30, 2018, the 30-day LIBOR Rate was approximately 2.1%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2018, would cost us approximately $13.1 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Sixth Amended and Restated Credit Agreement, dated April 13, 2018 among Range (as borrower) and JPMorgan Chase Bank, N.A. and the institutions named therein as lenders. JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 16, 2018)

10.2

Voting Support and Nomination Agreement, dated as of July 9, 2018, by and among Range Resources Corporation, SailingStone Capital Partners LLC and SailingStone Holdings LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-12209) as filed with the SEC on July 10, 2018)

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

Date:  July 30, 2018

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Senior Vice President and Chief Financial Officer

Date:  July 30, 2018

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer