Form 10-K
period 2018-12-31
RANGE RESOURCES CORP
filed 2019-02-25
CIK 315852

T d.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $4,054,716,000. This amount is based on the closing price of registrant’s common stock on the New York Stock Exchange on that date. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of February 22, 2019, there were 250,161,892 shares of Range Resources Corporation Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be furnished to stockholders in connection with its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part II, Item 5 and Part III, Items 10-14 of this report.

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

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These are statements, other than statements of historical fact, that give current expectations or forecasts of future events, including without limitation:  drilling plans, planned wells, rig count; our 2019 capital budget and the planned allocation thereof; reserve estimates; expectations regarding future economic and market conditions and their effects on us; our financial and operational outlook and ability to fulfill that outlook; and our financial position, balance sheet, liquidity and capital resources and the benefits thereof. These statements typically contain words such as “may,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “targets,” “projects,” “should,” “would” or similar words, indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

While we believe that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. For a description of known material factors that could cause our actual results to differ from those in the forward-looking statements, see other factors discussed in Item 1A. Risk Factors.

Actual results may vary significantly from those anticipated due to many factors, including:

•	conditions in the oil and gas industry, including supply and demand levels for natural gas, crude oil and natural gas liquids (“NGLs”) and the resulting impact on price;
•	the availability and volatility of securities, capital or credit markets and the cost of capital to fund our operation and business strategy;
•	accuracy and fluctuations in our reserves estimates due to regulations, reservoir performance or sustained low commodity prices;
•	ability to develop existing reserves or acquire new reserves;
•	drilling and operating risks;
•	well production timing;
•	changes in political or economic conditions in our key operating markets;
•	prices and availability of goods and services, including third-party infrastructure;
•	unforeseen hazards such as weather conditions, acts of war or terrorist acts;
•	electronic, cyber or physical security breaches;
•	changes in safety, health, environmental, tax and other regulations;
•	other geological, operating and economic considerations;
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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

General

Range Resources Corporation, a Delaware corporation, is a Fort Worth, Texas-based independent natural gas, NGLs and oil company, engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Our principal areas of operation are the Marcellus Shale in Pennsylvania and the Lower Cotton Valley formation in North Louisiana. Our corporate offices are located at 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102 (telephone (817) 870-2601). We also maintain field offices in our areas of operation. Our common stock is listed and trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol “RRC.” Range Resources Corporation was incorporated in 1980. At December 31, 2018, we had 249.5 million shares outstanding.

Our 2018 production had the following characteristics:

•	average total production of 2,201.1 Mmcfe per day, an increase of 10% from 2017;
•	68% natural gas;
•	total natural gas production of 548.1 Bcf, an increase of 12% from 2017;
•	total NGLs production of 38.3 Mmbbls (including ethane), an increase of 7% from 2017;
•	total crude oil and condensate production of 4.2 Mmbbls, a decrease of 12% from 2017; and
•	85% of our total production was from the Marcellus Shale play in Pennsylvania.

At year-end 2018, our proved reserves had the following characteristics:

•	18.1 Tcfe of proved reserves;
•	67% natural gas, 31% NGLs and 2% crude oil;
•	54% proved developed;
•	almost 100% operated;
•	94% of proved reserves are in the Marcellus Shale play in Pennsylvania;
•	a reserve life index of approximately 23 years (based on fourth quarter 2018 production);
•	a pretax present value of $13.2 billion of future net cash flows, discounted at 10% per annum (“PV-10”(a)); and
•	a standardized after-tax measure of discounted future net cash flows of $11.1 billion.
(a)

PV-10 is considered a non-GAAP financial measure as defined by the U.S. Securities and Exchange Commission (the “SEC”). We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and security analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is the discounted estimated future income tax of $2.1 billion at December 31, 2018.

Available Information

Our corporate website is available at http://www.rangeresources.com. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing we make with the SEC. We make available, free of charge, on our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Other information such as presentations, our corporate responsibility culture, our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee, the Dividend Committee, the Governance and Nominating Committee, and the Code of Business Conduct and Ethics are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including the President and Chief Executive Officer and Chief Financial Officer.

The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Range, that file electronically with the SEC. The public can obtain any document we file with the SEC at http://www.sec.gov.

Our Business Strategy

Our overarching business objective is to build stockholder value through returns focused development, measured on a per share debt-adjusted basis, for both reserves and production. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects coupled with occasional acquisitions and divestitures of non-core assets. In addition, we expect to limit capital spending to at or below cash flow. Our strategy requires us to make significant investments and financial commitments in technical staff, acreage, seismic data, drilling and completion technology and gathering and transportation arrangements to build drilling inventory and market our products. Our strategy has the following key elements:

•	commit to environmental protection and worker and community safety;
•	concentrate in core operating areas;
•	focus on cost efficiency;
•	maintain a multi-year drilling inventory;
•	maintain a long-life reserve base with a low base decline rate;
•	market our products to a large number of customers in different markets under a variety of commercial terms;
•	maintain operational and financial flexibility; and
•	provide employee equity ownership and incentive compensation.

These elements are primarily anchored by our interests in the Marcellus Shale located in Pennsylvania. Complementing this growth area, we have natural gas, crude oil and condensate and NGLs production activities in the Lower Cotton Valley in North Louisiana.

Commit to Environmental Protection and Worker and Community Safety. We strive to implement technologies and commercial practices to minimize potential adverse impacts from the development of our properties on the environment, worker health and safety and the safety of the communities where we operate. We analyze and review performance while striving for continual improvement by working with peer companies, regulators, non-governmental organizations, industries not related to the oil and natural gas industry and other engaged stakeholders. We expect every employee to maintain safe operations, minimize environmental impact and conduct their daily business with the highest ethical standards.

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

Focus on Cost Efficiency. We concentrate in areas which we believe to have sizeable hydrocarbon deposits in place that will allow us to economically grow production while controlling costs. Because there is little long-term competitive sales price advantage available to a commodity producer, the costs to find, develop, and produce a commodity are important to organizational sustainability and long-term stockholder value creation. We endeavor to control costs such that our cost to find, develop and produce natural gas, NGLs and oil is one of the lowest in the industry. We operate almost all of our total net production and believe that our extensive knowledge of the geologic and operating conditions in the areas where we operate provides us with the ability to achieve operational efficiencies.

Maintain a Multi-Year Drilling Inventory. We focus on areas with multiple prospective and productive horizons and development opportunities. We use our technical expertise to build and maintain a multi-year drilling inventory. We believe that a large, multi-year inventory of drilling projects increases our ability to efficiently plan for the economic growth of production and reserves. Currently, we have over 4,300 proven and unproven drilling locations in inventory.

Maintain a Long-Life Reserve Base with a Low Base Decline Rate. Long-life natural gas and oil reserves provide a more stable growth platform than short-life reserves. Long-life reserves reduce reinvestment risk as they lessen the amount of reinvestment capital deployed each year to replace production. Long-life natural gas and oil reserves also assist us in minimizing costs as stable production makes it easier to build and maintain operating economies of scale. Long-life reserves also offer upside from technology enhancements.

Market Our Products to A Large Number of Customers in Different Markets Under a Variety of Commercial Terms. We market our natural gas, NGLs, crude oil and condensate to a large number of customers in both domestic and international markets to maximize cash flow and diversify risk. We hold numerous firm transportation contracts on multiple pipelines to enable us to transport and sell natural gas and NGLs in the Midwest, Gulf Coast, Southeast, Northeast and international markets. We sell our products under a variety of price indexes and price formulas that assist us in optimizing regional price differentials and commodity price volatility.

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

Provide Employee Equity Ownership and Incentive Compensation. We want our employees to think and act like business owners. To achieve this, we reward and encourage them through equity ownership in Range. All full-time employees are eligible to receive equity grants. As of December 31, 2018, our employees and directors owned equity securities in our benefit plans (vested and unvested) that had an aggregate market value of approximately $66.9 million.

Significant Accomplishments in 2018

•

Proved reserves – Total proved reserves increased 18% in 2018, from 15.3 Tcfe to 18.1 Tcfe. This achievement is the result of continued drilling success. The Marcellus Shale is our largest producing region and contains our greatest concentration of reserves. While consistent growth is challenging to sustain, we believe the quality of our technical teams and our substantial inventory of high quality drilling locations provide the basis for future reserve and production growth. The pretax present value of future net cash flows (discounted at 10% per annum) increased to $13.2 billion in 2018 compared to $8.1 billion in 2017.

•

Production growth – In 2018, our production averaged 2,201.1 Mmcfe per day, an increase of 10% from 2017. Drilling in the Marcellus Shale play in Pennsylvania drove our production growth. Our capital program is designed to allocate investments based on projects that maximize returns while minimizing controllable costs associated with production activities.

•

Focus on financial flexibility – As of December 31, 2018, we maintained a $4.0 billion bank credit facility, with a borrowing base of $3.0 billion and committed borrowing capacity of $2.0 billion. We endeavor to maintain a strong liquidity position. In 2018, our total debt declined $271.9 million. Our 2018 capital budget, which was established at the beginning of the year, was $941.2 million with actual spending 3% lower. As we have done historically, we may adjust our capital program, divest of non-strategic assets and use derivatives to protect a portion of our future production from commodity price volatility to ensure adequate funds to execute our drilling program and maintain liquidity.

•

Successful drilling program – In 2018, we drilled 104 gross natural gas and oil wells. We replaced 391% of our production through drilling in 2018 and our overall drilling success rate was 100%. We continue to build our drilling inventory which is critical to our ability to consistently drill wells each year on a cost effective and efficient basis. Controlling the costs to find, develop and produce natural gas, NGLs and oil is critical in creating long-term stockholder value. Our focus areas are characterized by large, contiguous acreage positions and multiple stacked geologic horizons. In 2018, we continued to reduce average well costs per foot drilled through faster drilling times, longer laterals and innovative completion optimizations.

•

Large resource potential – Maintaining an exposure to large low-cost potential resources is important. We maintained and continued to develop our shale plays in 2018. We have three large unconventional and prospective plays in Pennsylvania: the Marcellus, Utica and Upper Devonian shales. These plays cover expansive areas, provide multi-year drilling opportunities, are in many cases stacked pay and, collectively, have sustainable lower risk growth profiles. Similarly, our activity in North Louisiana also targets stacked pay.

•

Dispositions completed – During 2018, we completed several divestitures. In third quarter 2018, we sold certain properties in Northern Oklahoma for proceeds of $23.3 million and we recorded a loss of $39,000 related to this sale, after closing adjustments. In fourth quarter 2018, we sold a proportionately reduced 1% overriding royalty in our Washington County, Pennsylvania leases for gross proceeds of $300.0 million and we recorded a loss of $10.2 million, after closing adjustments and transaction fees.

Industry Operating Environment

We operate entirely within the continental United States. The oil and natural gas industry is affected by many factors that we cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on our operations and profitability. The impact of these factors is difficult to accurately predict or anticipate. It is difficult for us to predict the occurrence of events that may affect commodity prices or the degree to which these prices will be affected; however, the prices we receive for the commodities we produce will generally approximate current market prices in the geographic region of the production, not including the impact of our derivative program.

Significant factors that are likely to affect 2019 commodity prices include: the effect of new policies enacted by the President of the United States and his administration, fiscal challenges facing the United States federal government, expected economic growth throughout the world, forecasted increased demand from Asian and European markets, supply and demand fundamentals for NGLs in the United States and the pace at which export capacity grows, and the pace that gas storage is refilled during the year.

Natural gas prices are primarily determined by North American supply and demand and natural gas exports and is heavily influenced by weather and storage levels. The New York Mercantile Exchange (“NYMEX”) monthly settlement prices for natural gas averaged $3.07 per mcf in 2018, with a high of $4.72 per mcf in December and a low of $2.64 per mcf in March. In 2017, monthly NYMEX settlement prices averaged $3.10 per mcf. Since the end of 2018, natural gas prices have decreased, with the monthly settlement price for natural gas decreasing from $4.72 per mcf in December 2018 to $2.95 per mcf in February 2019. Natural gas prices may come under pressure largely due to an abundant supply of natural gas caused by the high productivity of shale plays in the United States which could continue to outpace demand.

Significant factors that will impact 2019 crude oil prices include worldwide economic conditions, the rate of production growth in the United States, political and economic developments in the Middle East, Africa and South America, demand in Asian and European markets and the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations choose to manage oil supply through export quotas. NYMEX monthly settlement prices for oil averaged $65.49 per barrel in 2018, with a high of $70.76 per barrel in October and a low of $48.98 per barrel in December. In 2017, NYMEX monthly settlement prices for oil averaged $51.07 per barrel. Since the end of 2018, crude oil prices have improved, with the monthly settlement price for crude oil rising from $48.98 per barrel in December 2018 to $51.55 per barrel in January 2019. The likelihood of a sustained recovery in worldwide demand for energy is difficult to predict. As a result, we expect crude oil commodity prices will continue to be volatile in 2019.

NGLs prices are primarily determined by North American supply and demand and to a lesser extent, international supply and demand. The growth of unconventional drilling has substantially increased the supply of NGLs, which until recently, caused a significant decline in NGLs component prices. Additional export facilities have been built and NGLs exports are increasing along with the expansion of ethane cracking capacity which has recently improved NGLs pricing in the United States. While NGLs component prices have improved in recent months, we expect prices will continue to be volatile in 2019.

Natural gas, NGLs and oil prices affect:

•	our revenues, profitability and cash flow;
•	the quantity of natural gas, NGLs and oil that we can economically produce;
•	the quantity of natural gas, NGLs and oil shown as proved reserves;
•	the amount of cash flow available to us for capital expenditures; and
•	our ability to borrow and raise additional capital.

Continued or extended decline in natural gas, NGLs and oil prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we currently, and may in the future, use derivative instruments to hedge future sales prices on our natural gas, NGLs, crude oil and condensate production. The use of derivative instruments has in the past, and may in the future, prevent us from realizing the full benefit of upward price movements but also partially protect us from declining price movements.

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

Outlook for 2019

For 2019, we have established a $756.0 million capital budget for natural gas, NGLs, crude oil and condensate related activities, excluding proved property acquisitions, for which we do not budget. This budget is approximately 90% allocated to our Appalachian division and includes $684.8 million for drilling costs, $51.0 million for acreage, $12.0 million for pipelines and facilities and $8.2 million for other expenditures. As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices, drilling success and other factors. Throughout the year, we allocate capital on a project-by-project basis. We expect the 2019 capital expenditure program to be funded by internally generated cash flows. To the extent our 2019 capital requirements might exceed our internally generated cash flow, we may reduce the capital budget or use proceeds from asset sales, draw on our committed capacity under our bank credit facility, and/or debt or equity financing may be used to fund these requirements. The prices we receive for our natural gas, NGLs and oil production are largely based on current market prices, which are beyond our control. The price risk on a portion of our forecasted natural gas, NGLs and oil production for 2019 is mitigated using commodity derivative contracts and we intend to continue to enter into these transactions.

Our primary near-term focus includes the following:

•	achieving competitive returns on investments;
•	preserve liquidity and improve financial strength;
•	focus on organic opportunities through disciplined capital investments;
•	improve operational efficiencies and economic returns;
•	limit capital spending to at or below cash flow; and
•	attract and retain quality employees whose efforts and incentives are aligned with stockholders’ interests.

Production, Price and Cost History

The following table sets forth information regarding natural gas, NGLs and oil production, realized prices and production costs for the last three years. The price we receive is largely a function of market supply and demand. Historically, commodity prices have been volatile and we expect that volatility to continue in the future. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2018	2017	2016
Production
Natural gas (Mmcf)	548,085	490,253	375,811
Natural gas liquids (Mbbls)	38,325	35,709	27,826
Crude oil and condensate (Mbbls)	4,228	4,787	3,609
Total (Mmcfe) (a)	803,408	733,231	564,420
Average sales prices (excluding derivative settlements)
Natural gas (per mcf)	$3.04	$2.75	$2.01
Natural gas liquids (per bbl)	24.30	16.93	11.44
Crude oil and condensate (per bbl)	60.52	46.30	34.60
Total (per mcfe) (a)	3.55	2.97	2.12
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.98	$2.90	$2.68
Natural gas liquids (per bbl)	22.62	14.88	13.16
Crude oil and condensate (per bbl)	51.60	49.49	47.82
Total (per mcfe) (a)	3.39	2.99	2.74
Average realized prices (including all derivative settlements and third-party transportation costs)
Natural gas (per mcf)	$1.74	$1.82	$1.60
Natural gas liquids (per bbl)	11.15	8.32	7.33
Crude oil and condensate (per bbl)	51.60	49.49	47.82
Total (per mcfe) (a)	1.99	1.95	1.74
Direct operating costs
Lease operating (per mcfe) (a)	$0.16	$0.17	$0.16
Workovers (per mcfe) (a)	0.01	0.01	0.01
Stock-based compensation (per mcfe) (a)	—	—	—
Total (per mcfe) (a)	$0.17	$0.18	$0.17
(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Proved Reserves

The following table sets forth our estimated proved reserves for years ended 2018, 2017 and 2016 based on the average of prices on the first day of each month of the given calendar year, in accordance with SEC rules. Oil includes both crude oil and condensate. We have no natural gas, NGLs or oil reserves from non-traditional sources. Additionally, we do not provide optional disclosures of probable or possible reserves.

	Summary of Oil and Gas Reserves as of Year-End Based on Average Prices
Reserve Category	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe) (a)%
2018:
Proved
Developed	6,451,012	512,318	38,658	9,756,870	54%
Undeveloped	5,576,690	409,276	47,198	8,315,536	46%
Total Proved	12,027,702	921,594	85,856	18,072,406	100%

2017:
Proved
Developed	5,437,674	448,258	36,808	8,348,074	55%
Undeveloped	4,825,975	315,006	33,046	6,914,287	45%
Total Proved	10,263,649	763,264	69,854	15,262,361	100%

2016:
Proved
Developed	4,352,141	363,852	39,110	6,769,908	56%
Undeveloped	3,518,275	266,214	31,143	5,302,414	44%
Total Proved	7,870,416	630,066	70,253	12,072,322	100%

(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

The following table sets forth summary information by area with respect to estimated proved reserves at December 31, 2018:

	Reserve Volumes					PV-10 (a)
	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe)%		Amount (In thousands)%
Appalachian Region	11,207,409	882,966	76,886	16,966,517	94%	$12,229,618	93%
North Louisiana Region	820,096	38,628	8,955	1,105,596	6%	943,252	7%
Other	197	—	15	293	—%	623	—%
Total	12,027,702	921,594	85,856	18,072,406	100%	$13,173,493	100%

(a)

PV-10 was prepared using the twelve-month average prices for 2018, discounted at 10% per annum. Year-end PV-10 is a non-GAAP financial measure as defined by the SEC. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. Our total standardized measure was $11.1 billion at December 31, 2018. The difference between the standardized measure and the PV-10 amount is the discounted estimated future income tax of $2.1 billion at December 31, 2018. Included in the $13.2 billion pretax PV-10 is $8.4 billion related to proved developed reserves.

Reserve Estimation

All reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. We also had the following independent petroleum consultants conduct an audit of our year-end 2018 reserves:  Wright & Company, Inc. (Appalachia) and Netherland, Sewell & Associates, Inc. (North Louisiana). The purpose of these audits was to provide additional assurance on the reasonableness of internally prepared reserve estimates. These engineering firms were selected for their geographic expertise and their historical experience in engineering certain properties. The proved reserve audits performed for 2018, 2017 and 2016, in the aggregate, represented 94%, 98% and 96% of our proved reserves. The reserve audits performed for 2018, 2017 and 2016, in the aggregate represented 96%, 98% and 96% of our 2018, 2017 and 2016 associated pretax present value of proved reserves discounted at ten percent. Copies of the summary reserve reports prepared by our independent petroleum consultants are included as an exhibit to this Annual Report on Form 10-K. The technical person at each independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished during the reserve audit process. Throughout the year, our technical team meets periodically with representatives of our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserve estimation process, our senior management reviews and approves significant changes to our proved reserves. We provide historical information to our consultants for our largest producing properties such as ownership interest, natural gas, NGLs and oil production, well test data, commodity prices and operating and development costs. Our consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review identified reserve differences. The reserve auditor estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared on a lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater than those of our auditor and some may be less than the estimates of the reserve auditors. When such differences do not exceed 10% in the aggregate, our reserve auditors are satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analysis.

Historical variances between our reserve estimates and the aggregate estimates of our independent petroleum consultants have been less than 5%. All of our reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, Mr. Alan Farquharson, who reports directly to our President and Chief Executive Officer. Our Senior Vice President of Reservoir Engineering and Economics holds a Bachelor of Science degree in Electrical Engineering from the Pennsylvania State University. Before joining Range, he held various technical and managerial positions with Amoco, Hunt Oil and Union Pacific Resources and has more than thirty-five years of engineering experience in the oil and gas industry. During the year, our reserves group may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions. We did not file any reports during the year ended December 31, 2018 with any federal authority or agency with respect to our estimate of natural gas and oil reserves.

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

Reporting of Natural Gas Liquids

We produce NGLs as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2018, NGLs represented approximately 31% of our total proved reserves on an mcf equivalent basis. NGLs are products priced by the gallon (and sold by the barrel) to the customer. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels. Prices for a barrel of NGLs in 2018 averaged approximately 40% of the average price for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs. As of December 31, 2018, we have 468.9 Mmbbls of ethane reserves (2,075 Bcfe) associated with our Marcellus Shale properties, which are included in NGLs proved reserves and represent 51% of our total NGLs reserves. We currently include ethane in our proved reserves which match volumes to be delivered under our existing long-term, extendable ethane contracts.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2018, our PUDs totaled 47.2 Mmbbls of crude oil, 409.3 Mmbbls of NGLs and 5.6 Tcf of natural gas, for a total of 8.3 Tcfe. Costs incurred in 2018 relating to the development of PUDs were approximately $623 million. Approximately 95% of our PUDs at year-end 2018 were associated with the Marcellus Shale. All PUD drilling locations are scheduled to be drilled prior to the end of 2023. As of December 31, 2018, we have no reserves that have been reported for more than five years from their original booking. Changes in PUDs that occurred during the year were due to:

•	conversion of approximately 1.8 Tcfe of PUDs into proved developed reserves;
•	addition of new PUDs from drilling consisting of 2.7 Tcfe;
•

608 Bcfe net positive revision with 379 Bcfe of reserves reclassified to unproved because of previously planned wells not to be drilled within the original five-year development horizon more than offset by improved recovery and other positive performance revisions of 987 Bcfe; and

•	128 Bcfe reduction from the sale of properties.

For an additional description of changes in PUDs for 2018, see Note 19 to our consolidated financial statements. We believe our PUDs reclassified to unproved can be included in our future proved reserves as these locations are added back into our five-year development plan.

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

	2018	2017	2016	2015	2014
Future net cash flows	$34,836	$21,469	$10,301	$8,666	$26,993
Present value:
Before income tax	13,173	8,147	3,727	3,029	10,070
After income tax (Standardized Measure)	11,116	7,165	3,452	2,726	7,593
Benchmark prices (NYMEX):
Gas price (per mcf)	3.10	2.98	2.48	2.59	4.35
Oil price (per bbl)	65.55	51.19	42.68	50.13	94.42
Wellhead prices:
Gas price (per mcf)	2.98	2.60	2.07	2.07	4.14
Oil price (per bbl)	59.96	45.73	37.41	35.07	79.04
NGLs price (per bbl)	25.22	17.84	13.44	11.74	27.20

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

Property Overview

Currently, our natural gas and oil operations are concentrated in the Appalachian and North Louisiana regions of the United States, primarily in the Marcellus Shale in Pennsylvania and the Lower Cotton Valley formation in Louisiana. Our North Louisiana properties were acquired in September 2016. Our properties consist of interests in developed and undeveloped natural gas and oil leases. These interests entitle us to drill for and produce natural gas, NGLs, crude oil and condensate from specific areas. Our interests are mostly in the form of working interests and, to a lesser extent, royalty and overriding royalty interests. We have a single company-wide management team that administers all properties as a whole. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. The table below summarizes our operating data for the year ended December 31, 2018.

Region	Average Daily Production (mcfe per day)	Production (Mmcfe)	Percentage of Production	Proved Reserves (Mmcfe)	Percentage of Proved Reserves
Appalachian	1,891,896	690,542	86%	16,966,517	94%
North Louisiana	303,077	110,623	14%	1,105,596	6%
Other	6,144	2,243	—%	293	—%
Total	2,201,117	803,408	100%	18,072,406	100%

The following table summarizes our costs incurred for the year ended December 31, 2018 (in thousands):

Region	Acreage Purchases	Acquisitions	Development Costs	Exploration Costs	Gathering Facilities	Asset Retirement Obligations	Total
Appalachian	$49,569	$1,683	$706,639	$32,043	$7,505	$28,697	$826,136
North Louisiana	12,858	—	127,970	3,453	3,218	579	148,078
Other	(37)	—	(57)	1	(505)	(450)	(1,048)
Total costs incurred	$62,390	$1,683	$834,552	$35,497	$10,218	$28,826	$973,166

Approximately 94% of our proved reserves at December 31, 2018 is located in the Marcellus Shale in our Appalachian region. This play has a large portfolio of drilling opportunities and therefore has a significant unbooked resource potential within the Marcellus, Utica and Upper Devonian formations. The following table sets forth annual production volumes, average sales prices and production cost data for our wells in the Marcellus Shale play which, as of December 31, 2018, is our only field in which reserves are greater than 15% of our total proved reserves.

	Marcellus Shale
	2018	2017	2016
Production:
Natural gas (Mmcf)	458,406	377,096	327,000
NGLs (Mbbls)	34,181	29,972	25,666
Crude oil and condensate (Mbbls)	3,452	3,407	2,783
Total Mmcfe (a)	684,205	577,368	497,697
Sales Prices: (b)
Natural gas (per mcf)	$1.77	$1.55	$0.79
NGLs (per bbl)	13.08	9.70	5.00
Crude oil and condensate (per bbl)	59.76	45.49	32.24
Total (per mcfe)	2.14	1.79	0.96
Production Costs:
Lease operating (per mcfe)	$0.11	$0.10	$0.11
Production and ad valorem tax (per mcfe) (c)	0.05	0.05	0.05
(a)

Oil and NGLs are converted at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

(b)	We do not record derivatives or the results of derivatives at the field level. Includes deductions for third-party transportation, gathering and compression expense.
(c)	Includes Pennsylvania impact fee.

Appalachian Region

Our properties in this area are located in the Appalachian Basin in the northeastern United States, predominantly in Pennsylvania. Currently, our reserves are primarily in the Marcellus Shale formation but also include the Utica, Upper Devonian and Medina formations which principally produce at depths ranging from 3,500 feet to 11,500 feet. We own 4,900 net producing wells, almost all of which we operate. Our average working interest in this region is 97%. As of December 31, 2018, we have approximately 938,000 gross (878,000 net) acres under lease.

Reserves at December 31, 2018 were 17.0 Tcfe, an increase of 3.1 Tcfe, or 22%, from 2017. Drilling additions of 3.0 Tcfe, favorable reserve revisions for performance of 1.1 Tcfe, improved recovery and positive pricing revisions were partially offset by production, downward revisions for proved undeveloped reserves no longer in our current five-year development plan of 378.8 Bcfe and sales of 143.6 Bcfe. Annual production increased 18% from 2017. During 2018, we spent $706.6 million in this region to drill 90.0 (89.7 net) development wells, all of which were productive. At December 31, 2018, the Appalachian region had an inventory of over 400 proven drilling locations and 2 proven recompletions. During the year, the Appalachian region drilled 92 proven locations, added 198 new proven drilling locations and deleted or sold 27 proven drilling locations with deleted reserves reclassified to unproved because of longer laterals and lower future capital spending in response to lower commodity prices. During the year, the region achieved a 100% drilling success rate.

Marcellus Shale

We began operations in the Marcellus Shale in Pennsylvania during 2004. The Marcellus Shale is an unconventional reservoir, which produces natural gas, NGLs and condensate. This has been our largest investment area over the last ten years and we continue to pursue initiatives to improve drilling and completion efficiencies and reduce costs. We had over 400 proven drilling locations at December 31, 2018. Our 2018 production from the Marcellus Shale increased 18% from 2017. During 2018, we drilled 90.0 (89.7 net) development wells, all of which were successful. During 2018, we had approximately five drilling rigs in the field and expect to run an average of three rigs throughout 2019.

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

In 2012, we entered into a fifteen-year agreement to transport ethane and propane from the tailgate of a third-party processing plant to a terminal and dock facility near Philadelphia for sale to domestic and international customers. Also in 2012, we executed a fifteen-year agreement relating to ethane sales from that same terminal near Philadelphia. Propane and ethane operations from the terminal began in early 2016.

North Louisiana

We began operations in North Louisiana in September 2016 as a result of our acquisition of Memorial Resource Development Corp. (the “MRD Merger” or “Memorial”). These operations are focused on stacked-pay zones in Northern Louisiana, including the Lower Cotton Valley. The Lower Cotton Valley formation extends across East Texas, Louisiana and Southern Arkansas. The formation has been under development since the 1930s and is characterized by thick, multi-zone natural gas and oil reservoirs with well-known geologic characteristics and long-lived, predictable production profiles. We own 415 net producing wells in these locations, almost all of which we operate. Our average working interest is 72%. As of December 31, 2018, we have approximately 138,000 gross (118,000 net) acres under lease.

Total proved reserves were 1.1 Tcfe at December 31, 2018, a decrease of 11% from 2017. At December 31, 2018, this area had a development inventory of over 50 proven drilling locations and over 40 proven recompletions. We spent $128.0 million in this region to drill 14.0 (12.0 net) development wells, all of which were productive. Our operational focus in North Louisiana will be on a horizontal development drilling program that targets stacked pay zones. In 2018, we had approximately one drilling rig in the field and we expect to run an average of less than one rig throughout 2019.

We have long-term agreements with third parties to provide gathering, processing and transportation services and infrastructure assets in North Louisiana. We have entered into an area of mutual interest and exclusivity agreement with one of these parties whereby they have the exclusive right to provide midstream services to support our current and future production within such area.

Divestitures

Over the last three years, we have divested over $590.8 million of non-strategic assets in order to increase capital resources available for other activities, reduce our unit cost structure, create organizational and operating efficiencies and increase financial flexibility. In 2018, we sold the following assets:

Pennsylvania. In fourth quarter 2018, we sold a proportionately reduced 1% overriding royalty in our Washington County, Pennsylvania leases for proceeds of $300.0 million.

Northern Oklahoma. In third quarter 2018, we sold certain properties in Northern Oklahoma for proceeds of $23.3 million.

Miscellaneous. During the year ended December 31, 2018, we sold miscellaneous unproved property, inventory and other assets for proceeds of $1.2 million.

Producing Wells

The following table sets forth information relating to productive wells at December 31, 2018. If we own both a royalty and a working interest in a well, such interest is included in the table below. Wells are classified as natural gas or crude oil according to their predominant production stream. We do not have a significant number of dual completions.

			Average
	Total Wells		Working
	Gross	Net	Interest
Natural gas	5,650	5,325	94%
Crude oil	33	32	97%
Total	5,683	5,357	94%

Production wells are producing wells and wells mechanically capable of production. The day-to-day operations of natural gas and oil properties are the responsibility of the operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs or contracts for field personnel and performs other functions. An operator receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged by unaffiliated third parties. The charges customarily vary with the depth and location of the well being operated.

Drilling Activity

The following table summarizes drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells. This information should not be indicative of future performance nor should it be assumed that there was any correlation between the number of productive wells and the natural gas and oil reserves generated thereby. As of December 31, 2018, we had 156.0 gross (154.0 net) wells in the process of drilling or active completions stage. In addition, there are 3.0 gross (3.0 net) wells waiting on completion or waiting on pipelines at year-end 2018.

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	104.0	101.7	176.0	163.5	107.0	100.9
Dry	—	—	—	—	—	—
Exploratory wells
Productive	—	—	—	—	1.0	1.0
Dry	—	—	1.0	1.0	—	—
Total wells
Productive	104.0	101.7	176.0	163.5	108.0	101.9
Dry	—	—	1.0	1.0	—	—
Total	104.0	101.7	177.0	164.5	108.0	101.9
Success ratio	100%	100%	99%	99%	100%	100%

Gross and Net Acreage

We own interests in developed and undeveloped natural gas and oil acreage. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. Developed acreage includes leased acreage that is allocated or assignable to producing wells or wells capable of production even though shallower or deeper horizons may not have been fully explored. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether or not the acreage contains proved reserves. The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2018. Acreage related to option acreage, royalty, overriding royalty and other similar interests is excluded from this summary:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Louisiana	92,098	73,738	45,971	43,890	138,069	117,628
New York	—	—	2,265	567	2,265	567
Oklahoma	13,811	9,040	—	—	13,811	9,040
Pennsylvania	837,990	784,462	91,407	87,829	929,397	872,291
Texas	800	800	—	—	800	800
West Virginia	5,877	5,196	—	—	5,877	5,196
Wyoming	—	—	12,468	9,952	12,468	9,952
	950,576	873,236	152,111	142,238	1,102,687	1,015,474
Average working interest		92%		94%		92%

Undeveloped Acreage Expirations

The table below summarizes by year our undeveloped acreage scheduled to expire in the next five years. Over 35% of the acres scheduled to expire in 2019 are in North Louisiana.

As of December 31,	Acres		% of Total
	Gross	Net	Undeveloped
2019	30,976	29,401	21%
2020	25,117	23,398	16%
2021	46,118	42,658	30%
2022	16,621	16,483	12%
2023	18,768	18,306	13%

In all cases the drilling of a commercial well will hold acreage beyond the lease expiration date. We have leased acreage that is subject to lease expiration if initial wells are not drilled within a specified period, generally between three and five years. However, we have in the past been able, and expect in the future to be able, to extend the lease terms of some of these leases and sell or exchange some of these leases with other companies. The expirations included in the table above do not take into account the fact that we may be able to extend the lease terms. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed acreage to expire and we expect to allow additional acreage to expire in the future. We currently have no proved undeveloped reserve locations scheduled to be drilled after lease expiration.

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry, in the case of undeveloped properties, often minimal investigation of record title is made at the time of lease acquisition. Investigations are made before the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use, or affect the value, of the properties. Burdens on properties may include:

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

Employees

As of January 1, 2019, we had 796 full-time employees. All full-time employees are eligible to receive equity awards approved by the compensation committee of the board of directors. No employees are currently covered by a labor union or other collective bargaining arrangement. We believe that the relationship with our employees is excellent.

Executive Officers of the Registrant

The executive officers of Range Resources and their ages as of February 1, 2019, are as follows:

	Age	Position
Jeffrey L. Ventura	61	Chief Executive Officer and President
Dennis L. Degner	46	Senior Vice President of Operations
Dori A. Ginn	61	Senior Vice President – Controller and Principal Accounting Officer
David P. Poole	56	Senior Vice President General Counsel; Corporate Secretary
Mark S. Scucchi	41	Senior Vice President – Chief Financial Officer

Jeffrey L. Ventura, chief executive officer and president, joined Range in 2003 as chief operating officer and became a director in 2005. Mr. Ventura was named President, effective May 2008 and Chief Executive Officer effective January 2012. Previously, Mr. Ventura served as president and chief operating officer of Matador Petroleum Corporation which he joined in 1997. Prior to his service at Matador, Mr. Ventura spent eight years at Maxus Energy Corporation where he managed various engineering, exploration and development operations and was responsible for coordination of engineering technology. Previously, Mr. Ventura was with Tenneco Oil Exploration and Production, where he held various engineering and operating positions. Mr. Ventura holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from the Pennsylvania State University. Mr. Ventura is a member of the Society of Petroleum Engineers, American Association of Petroleum Geologists, the National Petroleum Council and the Texas Society of Professional Engineers.

Dennis L. Degner, senior vice president of operations, joined Range in 2010. Previously, Mr. Degner served as vice president of Appalachia.  Mr. Degner is responsible for managing operations in both Appalachia and North Louisiana divisions. Mr. Degner has more than 20 years of oil and gas experience having worked in a variety of technical and managerial positions across the United States including Texas, Louisiana, Wyoming, Colorado and Pennsylvania. Prior to joining Range, Mr. Degner held positions with EnCana, Sierra Engineering and Halliburton. Mr. Degner is a member of the Society of Petroleum Engineers.  Mr. Degner holds a Bachelor of Science Degree in Agricultural Engineering from Texas A&M University.

Dori A. Ginn, senior vice president – controller and principal accounting officer, joined Range in 2001. Ms. Ginn has held the positions of financial reporting manager, vice president and controller before being elected to principal accounting officer in September 2009. Prior to joining Range, she held various accounting positions with Doskocil Manufacturing Company and Texas Oil and Gas Corporation. Ms. Ginn received a Bachelor of Business Administration in Accounting from the University of Texas at Arlington. She is a certified public accountant.

David P. Poole, senior vice president – general counsel and corporate secretary, joined Range in June 2008. Mr. Poole has over 30 years of legal experience. From May 2004 until March 2008 he was with TXU Corp., serving last as executive vice president – legal, and general counsel. Prior to joining TXU, Mr. Poole spent 16 years with Hunton & Williams LLP and its predecessor, where he was a partner and last served as the managing partner of the Dallas office. Mr. Poole graduated from Texas Tech University with a B.S. in Petroleum Engineering and received a J.D. magna cum laude from Texas Tech University School of Law.

Mark S. Scucchi, senior vice president – chief financial officer. Mr. Scucchi joined Range in 2008. Previously, Mr. Scucchi served as vice president – finance & treasurer. Prior to joining Range, Mr. Scucchi was with JPMorgan Securities providing commercial and investment banking services to small and mid-cap technology companies. Before joining JPMorgan Securities, Mr. Scucchi spent a number of years at Ernst & Young LLP in the audit practice. Mr. Scucchi earned a Bachelor of Science in Business Administration from Georgetown University and a Master of Science in Accountancy from the University of Notre Dame. Mr. Scucchi is a CFA Charterholder and a licensed CPA in the state of Texas.

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

Marketing and Customers

We market the majority of our natural gas, NGLs, crude oil and condensate production from the properties we operate for our interest, and that of the other working interest owners. We pay our royalty owners from the sales attributable to our working interest. Natural gas, NGLs and oil purchasers are selected on the basis of price, credit quality and service reliability. For a summary of purchasers of our natural gas, NGLs and oil production that accounted for 10% or more of consolidated revenue, see Note 2 to our consolidated financial statements. Because alternative purchasers of natural gas and oil are usually readily available, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations. Production from our properties is marketed using methods that are consistent with industry practice. Sales prices for natural gas, NGLs and oil production are negotiated based on factors normally considered in the industry, such as index or spot price, distance from the well to the pipeline, commodity quality and prevailing supply and demand conditions. Our natural gas production is sold to utilities, marketing and midstream companies and industrial users. Our NGLs production is typically sold to petrochemical end users (both domestically and internationally) and, to a lesser extent, NGLs distributors and natural gas processors. Our oil and condensate production is sold to crude oil processors, transporters and refining and marketing companies in the area. Market volatility due to fluctuating weather conditions, international political developments, overall energy supply and demand, economic growth rates and other factors in the United States and worldwide have had, and will continue to have, a significant effect on energy prices.

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

We incur gathering and transportation expense to move our production from the wellhead, tanks and processing plants to purchaser-specified delivery points. These expenses vary and are primarily based on volume, distance shipped and the fee charged by the third-party gatherers and transporters. We also have contracts based on percent of proceeds. Transportation capacity on these gathering and transportation systems and pipelines is occasionally constrained. Our Appalachian production is transported on third-party pipelines on which, in most cases, we hold long-term contractual capacity. We attempt to balance sales, storage and transportation positions, which can include purchase of commodities from third parties for resale, to satisfy transportation commitments. In Louisiana, we sell substantially all of our production, which is transported on third-party pipelines, to a variety of purchasers. We also have entered into gas processing agreements that have volumetric requirements.

We have not experienced significant difficulty to date in finding a market for all of our production as it becomes available or in transporting our production to those markets; however, there is no assurance that we will always be able to transport and market all of our production or obtain favorable prices.

We have entered into several ethane agreements to sell or transport ethane from our Marcellus Shale area. Initial deliveries commenced in late 2013 and deliveries under our most recent agreement began in early 2016. For more information, see Item 1A. Risk Factors – Our business depends on natural gas and oil transportation and NGLs processing facilities, most of which are owned by others and we rely on our ability to contract with those parties.

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

Exploration and development and the production and sale of oil and gas are subject to extensive federal, state and local regulations, mandates and trade agreements. Governmental policies affecting the energy industry, such as taxes, tariffs, duties, price controls, subsidies, incentives, foreign exchange rates and import and export restrictions, can influence the viability and volume of production of certain commodities, the volume and types of imports and exports, whether unprocessed or processed commodity products are traded, and industry profitability. For example, the decision of the United States government to impose tariffs on certain Chinese imports and the resulting retaliation by the Chinese government imposing a 10 percent tariff on Unites States’ liquefied natural gas exports have disrupted certain aspects of the energy market. Disruption of this sort can affect the price of oil and natural gas and may cause us to change our plans for exploration and production levels. Moreover, as a result of the 2018 mid-term elections, the United States Congress is now politically split, with a Democratic majority in the House of Representatives and a Republican majority in the Senate. It is too soon to determine what effect, if any, this split Congress will have on our operations. An overview of relevant federal, state and local regulations is set forth below. We believe we are in substantial compliance with currently applicable laws and regulations, and the continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur, or past non-compliance with environmental laws or regulations may be discovered. See Item 1A. Risk Factors – The natural gas and oil industry is subject to extensive regulation. We do not believe we are affected differently by these regulations than others in the industry.

General Overview. Our oil and gas operations are subject to various federal, state and local laws and regulations. Generally speaking, these regulations relate to matters that include, but are not limited to:

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

In August 2005, Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for “any entity,” including otherwise non-jurisdictional producers such as Range, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (the “FERC”), in contravention of rules prescribed by the FERC. In January 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit any such statement necessary to make the statements not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA. On January 8, 2019, FERC issued a final rule increasing the maximum civil penalty for violations of the NGA from $1,238,271 per day per violation to $1,269,500 per day per violation to account for inflation pursuant to the Federal Civil Penalties Inflation Adjustment Improvement Act of 2015. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities or otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to the FERC’s jurisdiction which includes the reporting requirements under Order 704 (as defined and described below). Therefore, EPAct 2005 was a significant expansion of the FERC’s enforcement authority. Range has not been affected differently than any other producer of natural gas by this act. Failure to comply with applicable laws and regulations with respect to EPAct 2005 could result in substantial penalties and the regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations with respect to EPAct 2005, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the FERC, other federal regulatory entities and the courts. We cannot predict when or whether any such proposals may become effective.

In December 2007, the FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing (“Order 704”). Under Order 704, wholesale buyers and sellers of more than 2.2 million MMBtus of physical natural gas in the previous calendar year, including natural gas gatherers and marketers, are required to report to the FERC, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the FERC on May 1 of each year, to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order 704. Order 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with the FERC’s policy statement on price reporting.

Intrastate gas pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate gas pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate gas pipeline rates, varies from state to state. Additional proposals and proceedings that might affect the gas industry are considered from time to time by the U.S. Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective or their impact, if any, on our operations. We believe that the regulation of intrastate gas pipeline transportation rates will not affect our operations in any way that is materially different from its effects on similarly situated competitors.

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

Gas gathering. Section 1(b) of the NGA exempts gas gathering facilities from FERC jurisdiction. We believe that our gathering facilities meet the tests FERC has traditionally used to establish a pipeline system’s status as a non-jurisdictional gatherer. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. Moreover, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of litigation from time to time, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by the FERC and the courts. Thus, we cannot guarantee that the jurisdictional status of our gas gathering facilities will remain unchanged.

While we own or operate some gas gathering facilities, we also depend on gathering facilities owned and operated by third parties to gather from our properties, and therefore we are affected by the rates charged by these third parties for gathering services. To the extent that changes in federal or state regulations affect the rates charged for gathering services at any of these third-party facilities, we may also be affected by these changes. We do not anticipate that we would be affected differently than similarly situated gas producers.

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

The ICA requires that pipelines maintain a tariff on file with the FERC. The tariff sets forth the established rates as well as the rules and regulations governing the service. The ICA requires, among other things, that rates and terms and conditions of service on interstate common carrier pipelines be “just and reasonable.” Such pipelines must also provide jurisdictional service in a manner that is not unduly discriminatory or unduly preferential. Shippers have the power to challenge new and existing rates and terms and conditions of service before the FERC.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release or threatened release of a “hazardous substance” into the environment. These persons may include owners or operators of the disposal site or sites where the hazardous substance release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, all of these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties, pursuant to environmental statutes, common law or both, to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Although petroleum, including crude oil and natural gas, is not a “hazardous substance” under CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and that releases of such wastes may therefore give rise to liability under CERCLA. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA. In addition, certain state laws also regulate the disposal of oil and natural gas wastes. New state and federal regulatory initiatives that could have a significant adverse impact on us may periodically be proposed and enacted.

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

The Underground Injection Control Program authorized by the Safe Drinking Water Act prohibits any underground injection unless authorized by a permit. In connection with our operations, Range may dispose of produced water in underground wells, which are designed and permitted to place the water into deep geologic formations, isolated from fresh water sources. However, because some states have become concerned that the disposal of produced water could under certain circumstances contribute to seismicity, they have adopted or are considering adopting additional regulations governing such disposal. For example, in January 2016, Ohio lawmakers proposed new legislation that would, among other things, require injection wells be located more than 2,000 feet from any occupied dwelling. While that particular legislation did not become law, Ohio lawmakers proposed new legislation in 2018 that would limit the number of injection wells in each county. Should similar onerous regulations or bans relating to underground wells be placed in effect in areas where Range has significant operations, there could be an impact on Range’s ability to operate.

Hydraulic fracturing.  Hydraulic fracturing, which has been used by the industry for over 60 years, is an important and common practice to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely apply hydraulic fracturing techniques as part of our operations. This process is typically regulated by state environmental agencies and oil and natural gas commissions; however, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act (as defined below) regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; proposed effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, while the Federal Bureau of Land Management (“BLM”) released a final rule setting forth disclosure requirements and other regulatory mandates for hydraulic fracturing on federal lands in March 2015, on December 29, 2017, the U.S. Department of Interior rescinded the 2015 rule that would have set new environmental limitations on hydraulic fracturing, or fracking, on public lands because it believed the 2015 rule imposed administrative burdens and compliance costs that were not justified. Moreover, from time to time, Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition to any actions by Congress, certain states in which we operate, including Pennsylvania, have adopted, and other states are considering adopting, regulations imposing or that could impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations. States could also elect to prohibit hydraulic fracturing altogether, such as in the states of New York, Vermont and Maryland. Local governments also may seek to adopt ordinances within their jurisdiction regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we currently or in the future plan to operate, we may incur additional, more significant, costs to comply with such requirements. As a result, we could also become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

In addition, certain government reviews are underway that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA issued its final report on the potential of hydraulic fracturing to impact drinking water resources through water withdrawals, spills, fracturing directly into such resources, underground migration of liquids and gases, and inadequate treatment and discharge of wastewater which did not find evidence that these mechanisms have led to widespread, systematic impacts on drinking water resources. However, the EPA’s report did identify future efforts that could be taken to further understand the potential of hydraulic fracturing to impact drinking water resources, including ground water and surface water monitoring in areas with hydraulically fractured oil and gas production wells. Based on the EPA’s study, existing regulations and our practices, we do not believe our hydraulic fracturing operations are likely to impact drinking water resources, but the EPA study could result in initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Air emissions. The Clean Air Act of 1963 (as amended, the “Clean Air Act”), and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or use specific equipment or technologies to control emissions. We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals for emissions of pollutants. For example, pursuant to then President Obama’s Strategy to Reduce Methane Emissions in August 2015, the EPA proposed new regulations that would set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Obama Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025. The EPA finalized these new regulations on June 3, 2016 to be effective August 2, 2016; however, on June 12, 2017 the EPA announced a proposed two year stay on these fugitive emissions standards “while the agency reconsiders them.” On September 11, 2018, the EPA proposed targeted improvements to the 2016 regulations that, according to the EPA, would significantly decrease burdens on domestic energy producers. Public comments on the proposed regulations were due by December 17, 2018, but no public hearing has been scheduled. Therefore, the date when and if these standards may become implemented and exactly what they will require is still not known. In another example, in October 2015, the EPA enacted a final rule that revised the National Ambient Air Quality Standard for ozone to 70 parts per billion for both the 8-hour primary and secondary standards. Also, in June 2018, the Pennsylvania Department of Environmental Protection (“PDEP”) adopted heightened permitting conditions for all newly permitted or modified natural gas compressor stations, processing plants and transmission stations constructed, modified, or operated in Pennsylvania in an effort to regulate emissions of the GHG methane at such sites. In furtherance of the PDEP’s mission to regulate methane emissions, in December 2018, the PDEP proposed a plan to regulate emissions of volatile organic compounds (including methane) at existing well sites and compressor stations, which, among other obligations, would require natural gas operators to perform quarterly leak detection and remediation. Compliance with these or any similar subsequently enacted regulatory initiatives could directly impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.

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

Congress has from time to time considered legislation to reduce emissions of GHGs and there have been a number of federal regulatory initiatives to address GHG emissions in recent years, such as the establishing of Title V and PSD permitting reviews for GHG emissions, as described in more detail above. Additionally, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future federal or state laws and regulations, or international compacts could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. On an international level, the United States was one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets, which agreement formally entered into force on November 4, 2016. While the United States formally accepted that agreement in September 2016, on June 1, 2017, President Trump determined to withdraw the United States from the Paris Agreement. Under the terms of the Paris Agreement, the earliest possible effective date for withdrawal by the United States is November 4, 2020, four years after the agreement came into effect. The United States’ adherence to the exit process is uncertain and the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time and, as a result of this uncertainty, it is not possible to determine how the Paris Agreement or any separately negotiated agreement could impact us.

While it is unclear at this time whether President Trump or Congress will pursue legislation or regulation to address GHG emissions in light of the planned withdrawal of the Paris Agreement, any such legislation or regulatory programs could also increase the cost of consuming, and thereby could reduce demand for the oil and natural gas that we produce. However, President Trump has taken certain actions since taking office that have begun to establish a national policy in favor of energy independence and economic growth. For example, on March 28, 2017, President Trump issued an Executive Order for the purpose of facilitating the development of United States energy resources and reducing unnecessary regulatory burdens associated with the development of those resources. Through the Executive Order, President Trump has directed agencies to review existing regulations that potentially burden the development of domestic energy resources, and appropriately suspend, revise, or rescind regulations that unduly burden the development of United States energy resources beyond what is necessary to protect the public interest or otherwise comply with the law. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Endangered species. The federal Endangered Species Act of 1973, as amended (the “ESA”), restricts activities that may affect endangered and threatened species or their habitats. If endangered species are located in an area where we wish to conduct seismic surveys, development activities or abandonment operations, or are located in an area where new pipelines are planned, the work could be prohibited or delayed or expensive mitigation may be required. Moreover, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas. As a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (“FWS”) was required to make a determination on the listing of numerous species as endangered or threatened under the Endangered Species Act prior to the completion of the agency’s 2017 fiscal year. For example, while the lesser prairie chicken is not currently designated as threatened or endangered, in November 2016, the FWS issued its 90-day findings in response to a petition to reclassify the lesser prairie chicken under the ESA. In those findings, FWS found that the petition presented substantial information that the petitioned action may be warranted, prompting a thorough status review. We cannot predict the outcome of this review process. The designation of currently unprotected species, including the lesser prairie chicken, as threatened or endangered in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

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

We believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2018, nor do we anticipate that such expenditures will be material in 2019. However, we regularly incur expenditures to comply with environmental laws and we anticipate those costs will continue to be incurred in the future.

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

Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

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

Risks Related to Our Business

Volatility of natural gas, NGLs and oil prices significantly affects our cash flow and capital resources and could hamper our ability to operate economically. Natural gas, NGLs and oil prices are volatile, and a decline in prices adversely affects our profitability and financial condition. The oil and gas industry is typically cyclical and we expect the volatility to continue. Between 2015 and 2018, the average NYMEX monthly settlement price of natural gas has been as high as $4.72 per Mmbtu and as low as $1.71 per Mmbtu. During that same time frame, the average NYMEX monthly oil settlement price was as high as $70.76 per barrel and as low as $30.62 per barrel. Over the past few months, natural gas and oil prices have continued their volatility with the average NYMEX monthly settlement price for natural gas for February 2019 decreasing to $2.95 per Mmbtu and the monthly settlement for crude oil increasing to $51.55 per barrel in January 2019. Until recently, NGLs have suffered significant recent declines in realized prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. A further or extended decline in commodity prices could materially and adversely affect our business, cash flow, financial condition and results of operations. Natural gas prices are likely to affect us more than oil prices because approximately 67% of our December 31, 2018 proved reserves are natural gas.

Natural gas, NGLs and oil prices fluctuate in response to changes in supply and demand, market uncertainty and other factors that are beyond our control. Long-term supply and demand for natural gas, NGLs and oil is uncertain and subject to a myriad of factors such as:

•	the domestic and foreign supply of, and demand for, natural gas, NGLs and oil;
•	domestic and world-wide economic conditions;
•	the level and effect of trading in commodity futures markets, including commodity price speculators and others;
•	weather conditions;
•	technological advances affecting energy consumption and production;
•	the price and level of foreign imports;
•	U.S. domestic and worldwide economic conditions;
•	the availability, proximity and capacity of transportation facilities, processing and storage and refining facilities;
•	the price and availability of, and demand for, alternative fuels;
•	the effect of worldwide energy conservation efforts;
•	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting nations that work together to agree and maintain oil price and production controls;
•	expansion of U.S. exports of oil, NGLs and/or liquefied natural gas;
•	military, economic and political conditions in natural gas and oil producing regions;
•	the cost of exploring for, developing, producing, transporting and marketing natural gas, NGLs and oil; and
•	domestic (federal, state and local) and foreign governmental regulations and taxation, including environmental regulations.

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

Producing natural gas, NGLs and oil may involve unprofitable efforts. As of December 31, 2018, the relationship between the price of oil and the price of natural gas continues to be at a wide spread. NGLs production is a by-product of natural gas production. At times, we and other producers may choose to sell natural gas at below cost, or otherwise dispose of natural gas to allow for the profitable sale of only oil, NGLs and condensate. The prices of NGLs can be unpredictable. For example, over the past four years, the average Mont Belvieu NGL composite price has been as high as $0.87 per gallon and as low as $0.30 per gallon. Such volatility in the pricing of NGLs complicates such decisions and may materially and adversely affect the profitability of such decisions.

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

If natural gas, NGLs and oil prices remain depressed or drilling efforts are unsuccessful, we may be required to record write downs of our proved natural gas and oil properties. We have been required to write down the carrying value of certain of our natural gas and oil properties in the past and there is a risk that we will be required to take additional writedowns in the future. For example, in first quarter 2016, we recorded a $43.0 million proved property impairment in Western Oklahoma. In third quarter 2017, we recorded a $63.7 million proved property impairment related to our natural gas and oil properties in the Texas Panhandle and Northern Oklahoma. In first quarter 2018, we recorded a $7.3 million proved property impairment in Northern Oklahoma. These impairments were due to the potential sale of certain of these properties. Writedowns may occur in the future when natural gas and oil prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in our drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the expected economics. Because our reserves are predominately natural gas, changes in natural gas prices have a more significant impact on our financial results.

Accounting rules require that the carrying value of natural gas and oil properties be periodically reviewed for possible impairment. Impairment is recognized for the excess of book value over fair value when the book value of a proven property is greater than the expected undiscounted future net cash flows from that property and on acreage when conditions indicate the carrying value is not recoverable. We may be required to write down the carrying value of a property based on natural gas and oil prices at the time of the impairment review, or as a result of continuing evaluation of drilling results, production data, economics, divestiture activity, and other factors. A write down constitutes a non-cash charge to earnings and does not impact cash or cash flows from operating activities; however, it reflects our long-term ability to recover an investment, reduces our reported earnings and increases certain leverage ratios.

We evaluate our unproved oil and gas properties for impairment and could be required to recognize noncash charges in the earnings of future periods. At December 31, 2018, our unproved natural gas and oil properties carrying value was $2.1 billion. Our analysis of these costs is affected by the results of exploration activities, commodity price outlooks, potential shifts in business strategy employed by management, planned future sales or expiration of all or a portion of the leases. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. We have been required to write down the carrying value of our unproved property in the past and there is a risk that we will be required to take additional write downs in the future. We have recorded abandonment and impairment expense related to unproved properties of $515.0 million in 2018 compared to $269.7 million in 2017 and $30.1 million in 2016.

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

Drilling is an uncertain and costly activity. The cost of drilling, completing, and operating a well is often uncertain, and many factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce enough natural gas, NGLs and oil to be commercially viable after drilling, operating and other costs. There is no way to conclusively know in advance of drilling and testing whether any particular prospect will yield natural gas, NGLs or oil in commercially viable quantities. Furthermore, our drilling and producing operations may be curtailed, delayed, or canceled as a result of a variety of factors, including, but not limited to:

•	increases in the costs, shortages or delivery delays of drilling rigs, equipment, water for hydraulic fracturing services, labor, or other services;
•	unexpected operational events and drilling conditions;
•	reductions in natural gas, NGLs and oil prices;
•	limitations in the market for natural gas, NGLs and oil;
•	adverse weather conditions and changes in weather patterns;
•	facility or equipment malfunctions or operator error;
•	equipment failures or accidents;
•	loss of title and other title-related issues;
•	pipe or cement failures and casing collapses;
•	compliance with, or changes in, environmental, tax and other governmental requirements;

•	environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, and unauthorized discharges of toxic gases;
•	lost or damaged oilfield drilling and service tools;
•	unusual or unexpected geological formations;
•	loss of drilling fluid circulation;
•	pressure or irregularities in formations;
•	fires;
•	natural disasters;
•	surface craterings and explosions;
•	uncontrollable flows of oil, natural gas or well fluids;
•	availability and timely issuance of required governmental permits and licenses; and
•	civil unrest or protest activities.

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

Drilling in emerging areas is more uncertain than drilling in areas that are more developed and have a longer history of established drilling operations. New discoveries and emerging formations have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are worse than anticipated, the return on investment for a particular project may not be as attractive as anticipated and we may recognize noncash impairment charges to reduce the carrying value of unproved properties in those areas.

Our identified drilling locations are scheduled out over multiple years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our development strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas and oil prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, transportation constraints, regulatory and zoning approvals and other factors. Because of these uncertain factors, we do not know if the numerous drilling locations we have identified will ever be drilled. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the drilling locations are obtained, the leases for such acreage will expire. These risks are greater at times and in areas where the pace of our exploration and development activity slows. As such, our actual drilling activities may materially differ from those presently identified. In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our business and results of operations.

We may incur losses as a result of title defects in the properties in which we invest. It is our practice in acquiring oil and natural gas leases or interests not to incur the expense of retaining lawyers to examine the title to the mineral interest. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition.

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

Our producing properties are largely concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in a significant geographic area. Our producing properties are geographically concentrated in the Appalachian Basin in Pennsylvania. At December 31, 2018, 94% of our total estimated proved reserves were attributable to properties located in Pennsylvania. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, litigation, state politics, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or interruption of the processing or transportation of crude oil, condensate, natural gas or NGLs.

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

Our indebtedness could limit our ability to successfully operate our business. We are leveraged and our exploration and development program will require substantial capital resources depending on the level of drilling and the expected cost of services. Our existing operations will also require ongoing capital expenditures. In addition, if we decide to pursue additional acquisitions, our capital expenditures may increase, both to complete such acquisitions and to explore and develop any newly acquired properties.

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

Any failure to meet our debt obligations could harm our business, financial condition and results of operations. We expect our earnings and cash flow to fluctuate from year to year due to the cyclical nature of our business. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or restructure our debt. Our ability to restructure our debt will depend on the condition of the capital markets and our financial condition at such time. Any restructuring of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on, and principal of, our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.

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

We are subject to financing and interest rate exposure risks. Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in our credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, at December 31, 2018, approximately 75% of our debt is at fixed interest rates with the remaining 25% subject to variable interest rates.

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

A financial downturn or negative credit market conditions may have lasting effects on our liquidity, business and financial condition that we cannot predict. Liquidity is essential to our business. Our liquidity could be substantially negatively affected by an inability to obtain capital in the long-term or short-term debt markets, or equity capital markets or an inability to access bank financing. A prolonged credit crisis or turmoil in the domestic or global financial systems could materially affect our liquidity, business and financial condition. These conditions have adversely impacted financial markets and created substantial volatility and uncertainty previously and, with the related negative impact on global economic activity and the financial markets, could do so again. Negative credit market conditions could materially affect our liquidity and may inhibit our lenders from fully funding our bank credit facility or cause them to make the terms of our bank credit facility costlier and more restrictive. We are subject to annual reviews, as well as unscheduled reviews, of our borrowing base under our bank credit facility, and we do not know the results of future redeterminations or the effect of then-current oil and natural gas prices on that process. A weak economic environment could also adversely affect the collectability of our trade receivables or performance by our suppliers or other third parties that we contract with to operate our properties or provide facilities. Additionally, negative economic conditions could lead to reduced demand or lower prices for natural gas, NGLs and oil, which could have a negative impact on our revenues.

Derivative transactions may limit our potential gains and involve other risks. To manage our exposure to price risk, we currently, and may in the future, enter into derivative arrangements, utilizing commodity derivatives with respect to a portion of our future production. Such hedges are designed to lock in prices so as to limit volatility and increase the predictability of cash flow. These transactions limit our potential gains if natural gas, NGLs and oil prices rise above the price established by the hedge. In addition, derivative transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

We are exposed to a risk of financial loss if a counterparty fails to perform under a derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to mitigate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of our hedge providers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities. During periods of falling commodity prices, our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

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

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition. Our future growth prospects are dependent upon our ability to identify optimal strategies for investing our capital resources to produce rates of return. In developing our business plan, we consider allocating capital and other resources to various aspects of our business including well development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also consider our likely sources of capital, including cash generated from operations and borrowings under our credit facility. Notwithstanding the determinations made in the development of our business plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and future growth may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our business plan and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

Our operations are subject to numerous and increasingly strict federal, state and local laws, regulations and enforcement policies relating to the environment. We may incur significant costs and liabilities in complying with existing or future environmental laws, regulations and enforcement policies and may incur costs arising out of property or natural resource damage or injuries to employees and other persons. These costs may result from our current and former operations and may even be caused by previous owners of property we own or lease or relate to third-party sites where we have taken materials for recycling or disposal. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as corrective action orders. Matters subject to regulation include, but are not limited to, the following:

•	the amounts and types of substances and materials that may be released into the environment;
•	responding to unexpected releases to the environment;
•	reports and permits concerning exploration, drilling, production and other regulated activities;
•	the location and spacing of wells;
•	unitization and pooling of properties;
•	calculating royalties on oil and gas produced under federal and state leases; and
•	taxation.

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

Congress has from time to time considered legislation to reduce emissions of GHGs and there have been a number of federal regulatory initiatives to address GHG emissions in recent years. These include the establishing of Title V and PSD permitting reviews for GHG emissions from certain large stationary sources that are already major potential sources of certain principal, or criteria, pollutant emissions, and the implementation of a GHG monitoring and reporting program for certain sectors of the natural gas and oil industry, including onshore and production, which includes certain of our operations. Additionally, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs, in which major sources of GHG emissions acquire and surrender emission allowances in return for emitting those GHGs. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations to control or restrict emissions, taxes or other charges to deter emissions of GHGs, energy efficiency requirements to reduce demand, or other regulatory actions. For example, the EPA finalized new regulations in 2016 that would set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities in an effort to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025; however, on June 12, 2017 the EPA announced a proposed two year stay on fugitive emissions standards “while the agency reconsiders them.” On September 11, 2018, the EPA proposed targeted improvements to the 2016 regulations that, according to the EPA would significantly decrease burdens on domestic energy producers. The date when and if these standards may become implemented and exactly what they will require is still not known. Notwithstanding these federal standards, state regulations with respect to emissions of GHGs could continue to become more restrictive regardless of the decreased burdens under federal regulations. For example, in June 2018 the PDEP adopted heightened permitting conditions for all newly permitted or modified natural gas compressor stations, processing plants and transmission stations constructed, modified, or operated in Pennsylvania in an effort to regulate emissions of the GHG methane at such sites. Then, in December 2018, the PDEP proposed a plan to regulate emissions of volatile organic compounds (including methane) at existing wells sites and compressor stations, which, among other obligations, would require natural gas operators to perform quarterly leak detection and remediation. If these or any other actions to address GHG emissions do become implemented in the future, they could:

•	result in increased costs associated with our operations;
•	increase other costs to our business;
•	affect the demand for natural gas; and
•	impact the prices we charge our customers.

Adoption of additional federal or state requirements mandating a reduction in GHG emissions could have far-reaching and significant impacts on the energy industry and the U.S. economy. We cannot predict the potential impact of such laws or regulations, or international compacts on our future consolidated financial condition, results of operations or cash flows. For more information regarding the environmental regulation of our business, see Items 1 & 2. Business and Properties – Environment and Occupational Health and Safety Matters.

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

Additionally, we rely to a large extent on facilities owned and operated by third parties and damage to, or destruction of, those third-party facilities could affect our ability to process, transport and sell our production. To a limited extent, we maintain business interruption insurance related to a third-party processing plant in Pennsylvania where we are insured for potential losses from the interruption of production caused by loss of or damage to the processing plant.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, we have not received a declaratory order from the FERC regarding our natural gas gathering pipelines and the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation. As a result, the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts and Congress.

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

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPAct 2005, the FERC has civil penalty authority under the NGA, which can include both monetary penalties and disgorgement of profits associated with any violation. On January 8, 2019, FERC issued a final rule increasing the maximum monetary civil penalty for violations of the NGA from $1,238,271 per day per violation to $1,269,500 per day per violation to account for inflation pursuant to the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015. While our operations have not been regulated as a natural gas company by the FERC under the NGA, the FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to the FERC annual reporting requirements. We also must comply with the anti-market manipulation rules enforced by the FERC. Additional rules and legislation pertaining to those and other matters may be considered or adopted by the FERC from time to time. Failure to comply with those regulations in the future could subject Range to civil penalty liability. For more information regarding the regulation of our operations, see Items 1 & 2. Business and Properties – Governmental Regulation.

Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated or postponed and additional federal or state taxes or fees on natural gas extraction may be imposed, as a result of future legislation. Legislation has been previously proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain U.S. federal income tax benefits currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of percentage interest depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs and; (iii) an extension of the amortization period for certain geological and geophysical expenditures. However, it is unclear, whether any such changes will be enacted and if enacted, how soon any such changes could be effective. Additionally, legislation could be enacted that imposes new fees or increases the taxes on oil and natural gas extraction, which could result in increased operating costs and/or reduced consumer demand for our products. The passage of any such legislation or any other similar change in U.S. federal income tax law could eliminate or postpone certain tax deductions that are currently available with respect to natural gas and oil exploration and development, or could increase costs and any such changes could have an adverse affect on our financial condition, results of operations and cash flows. As of December 31, 2018, we had a tax basis of $1.7 billion related to prior years’ capitalized intangible drilling costs, which will be amortized over the next five years.

The legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law on December 22, 2017 by President Trump. The 2017 Tax Act provided significant changes to the United States corporate income tax system. The changes that are effective beginning in 2018 include a federal corporate rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation, and the transition of United States international taxation from a worldwide tax system to a territorial tax system. The new law also limits the utilization of net operating loss carryforwards for losses arising in tax years beginning after 2017 to 80% of taxable income. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate and the impact was recognized in tax expense in 2017.

In February 2012, the state legislature of Pennsylvania passed legislation creating a natural gas impact fee applicable to production in Pennsylvania. As noted above, the majority of our acreage in the Marcellus Shale is located in Pennsylvania. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. Much like a severance tax, the fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average NYMEX natural gas prices on the last day of each month. The impact fee increases the financial burden on our operations in the Marcellus Shale. There can be no assurance that the impact fee will remain as currently structured or that additional taxes will not be imposed. There are currently proposals by the Pennsylvania Governor and various Pennsylvania state lawmakers to enact a severance tax in substitution for, or as an addition to, the impact fee already in place, which could be based on the volume of gas produced rather than on a per-well basis. In addition, a recent court case in Pennsylvania addressed the constitutionality of the 2007 net operating loss deduction (“NOLD”) limitation under the Uniformity Clause of the Pennsylvania Constitution, which limited the use of NOLDs to the greater of $3 million or 12.5 percent of taxable income. On October 18, 2017, the Supreme Court of Pennsylvania issued its decision on this case holding that the NOLD limitation as applied to the 2007 taxable year at issue violated the Uniformity Clause of the Pennsylvania Constitution and struck the $3 million flat cap limitation, but not the percentage of taxable income limitation. Shortly after the Supreme Court Case, the Pennsylvania Governor signed a bill that removed the flat cap NOLD limitation and increased the percentage of taxable income limitation. For 2018, the net operating loss carryforward is limited to 35 percent of taxable income and limited to 40 percent for each year thereafter.

Changes in laws or regulations relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays and adversely affect our production. The use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs, especially shale formations such as the Marcellus Shale. The process is typically regulated by state environmental agencies and oil and gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; proposed effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, in 2015 the BLM enacted a new rule setting forth disclosure requirements and other regulatory mandates for hydraulic fracturing on federal lands; however, on December 29, 2017, the U.S. Department of Interior rescinded the 2015 rule because it believed the 2015 rule imposed administrative burdens and compliance costs that were not justified.

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Certain states in which we operate, including Pennsylvania, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well-construction requirements on hydraulic fracturing operations. States could elect to prohibit hydraulic fracturing altogether, such as the states of New York, Vermont and Maryland have already done. Local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general and/or hydraulic fracturing in particular. In the event federal, state or local restrictions or prohibitions are adopted in areas where we conduct operations, we may incur significant costs to comply with such requirements or we may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Moreover, a number of federal entities are analyzing a variety of environmental issues associated with hydraulic fracturing. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local-or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water, injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, we do not believe that this multi-year study and subsequent report provides any basis for further regulation of hydraulic fracturing at the federal level. However, the EPA’s report did identify future efforts that could be taken to further understand the potential of hydraulic fracturing impact to drinking water resources, including groundwater and surface water monitoring in areas with hydraulically fractured oil and gas production wells.

We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. In recent history, public concern surrounding increased seismicity has heightened focus on our industry’s use of water in operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, and all of which could have an adverse effect on our operations and financial condition.

Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business. State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states, including in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements including requirements regarding the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, in March 2018, Ohio lawmakers proposed pending legislation to limit the number of injection wells in each county to twenty-three.

We dispose of large volumes of produced water gathered from our drilling and production operations in our Louisiana fields by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitory and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to use hydraulic fracturing or dispose of water gathered from our drilling and production activities by our own disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. In December 2016, the CFTC voted unanimously to repropose regulations implementing limits on speculative futures and swaps positions as called for in the Act. In a separate vote, CFTC approved final aggregation regulations, which are a key component of the CFTC’s existing position limits regime. In response to comments on a prior proposal published in December 2013, and on a supplemental proposal published in June 2016, the CFTC is, among other things, reproposing limits on speculative positions in twenty-five core physical commodity futures contracts and their “economically equivalent” futures, options, and swaps (referenced contracts), and is deferring action on three cash-settled commodities. The CFTC is also reproposing the definition of bona fide hedging position, as well as exemptions for bona fide hedging positions in physical commodities. Exemptions are being reproposed for, among other things, positions that are established in good faith prior to the effective date of the initial limits that would be established by regulations. As these CFTC reproposals are not yet final, the impact on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules will also require us, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements in connection with covered derivative activities. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, the Act requires that regulators establish margin rules for uncleared swaps. Rules that require end-users to post initial or variation margin could impact our liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows.

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

Laws and regulations pertaining to threatened and endangered species could delay or restrict our operations and cause us to incur substantial costs. Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include, without limitation, the ESA, the MBTA, the CWA and CERCLA. The FWS may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or, at times, private parties may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS was required to consider listing numerous species as endangered or threatened under the ESA before completion of the agency’s 2017 fiscal year. While none of the species that the FWS listed as threatened or endangered materially affect our operations, the future designation of previously unprotected species as threatened or endangered in areas where we conduct operations could cause us to incur increased costs arising from species protection measures or could result in limitations on its exploration and production activities that could have an adverse effect on our ability to develop and produce reserves.

Our business depends on natural gas and oil transportation and NGLs processing facilities, most of which are owned by others and depends on our ability to contract with those parties. Our ability to sell our natural gas, NGLs and oil production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties and our ability to contract with those third parties. The lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships, including the financial condition of these third parties, could materially affect our operations. In some cases, we do not purchase firm transportation on third-party facilities and therefore, our production transportation can be interrupted by those having firm arrangements. In other cases, we have entered into firm transportation arrangements, particularly in the Marcellus Shale where we are obligated to pay fees on minimum volumes regardless of actual volume throughput. If production decreases due to developmental activities, taking into consideration the current commodity price environment, production related difficulties or otherwise, we may be unable to meet our obligations under existing firm transportation contracts, resulting in fees which may be significant and may have a material adverse effect on our operations. We have also entered into long-term agreements with third parties to provide natural gas gathering and processing services in the Marcellus Shale. In some cases, the capacity of gathering systems and transportation pipelines may be insufficient to accommodate potential production from existing and new wells. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport natural gas, NGLs and oil. If any of these third-party pipelines or other facilities become partially or fully unavailable to transport or process our product, or if the natural gas quality specifications for a natural gas pipeline or facility changes so as to restrict our ability to transport natural gas on those pipelines or facilities, our revenues could be adversely affected.

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

Significant acquisitions present potential risks, including:

•	difficulties in operating a larger combined organization and integrating additional operations into ours;
•	difficulties in the assimilation of the assets and operations of the acquired businesses, especially if the assets acquired are in a new business segment or geographical area;
•	the loss of customers or key employees from the acquired businesses;
•	the diversion of management’s attention from other existing business concerns;
•	the failure to realize expected synergies and cost savings;
•	difficulties in coordinating geographically disparate organizations, systems and facilities;
•	difficulties in integrating personnel from diverse business backgrounds and organizational cultures; and
•	difficulties in consolidating corporate and administrative functions.

The combined company may not be able to utilize a portion of Memorial’s or Range’s net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes, which could adversely affect the combined company’s net income and cash flows. As noted in the financial statements included with this Form 10-K, we have substantial net operating losses (“NOLs”). Utilization of these NOLs depends on many factors, including the company’s future taxable income, which cannot be predicted with any accuracy. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period, taking into account for this purpose only those stockholders (or groups of stockholders) who are deemed to own at least 5% of the corporation’s stock. In the event that an ownership change has occurred—or were to occur—with respect to a corporation following its recognition of an NOL, utilization of this NOL would be subject to an annual limitation under Section 382, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382. However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change. Any unused annual limitation with respect to an NOL generally may be carried over to later years, subject to the expiration of the NOL twenty years after it arose.

If Range is determined to have undergone an ownership change in the future, we may be unable to fully utilize our NOLs prior to their expiration. To the extent we are not able to offset future taxable income with our NOLs, operating results and cash flows may be adversely affected.

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

We are involved in legal proceedings that could result in substantial liabilities and materially and adversely impact our financial condition. Like many oil and gas companies, we are involved in various legal proceedings, including threatened claims, such as title, royalty, and contractual disputes. The cost to settle legal proceedings (asserted or unasserted) or satisfy any resulting judgment against us in such proceedings could result in a substantial liability or the loss of interests, which could materially and adversely impact our cash flows, operating results and financial condition. Judgments and estimates to determine accruals or range of losses related to legal proceedings could change from one period to the next, and such changes could be material. Current accruals may be insufficient to satisfy any such judgments. Legal proceedings could also result in negative publicity about Range. In addition, legal proceedings distract management and other personnel from their primary responsibilities.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions. As a natural gas and oil producer, we face various security threats, including:

•	cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable;
•	threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; or
•	threats from terrorist acts.

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

Security threats have subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to harm to our employees or losses of sensitive information, losses of critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, and results of operations or cash flows. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, phishing, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from unauthorized disbursement of funds and/or remedial actions, loss of business or potential liability. While we have not suffered any material losses relating to such attacks, there can be no assurance that we will not suffer such losses in the future.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign attacks, as well as military or other actions taken in response to these acts, could cause instability in the global financial and energy markets. Continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism and, in turn, could materially and adversely affect our business and results of operations.

We may face various risk associated with the long-term trend toward increased activism against oil and gas exploration and development activities. Opposition toward oil and gas drilling and development activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, environmental compliance and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain projects such as the development of oil and gas shale plays. For example, environmental activists continue to advocate for increased regulations or bans on shale drilling and hydraulic fracturing in the United States, even in jurisdictions that are among the most stringent in their regulation of the industry. Future activist efforts could result in the following:

•	delay or denial of drilling permits;
•	shortening of lease terms and reduction in lease size;
•	restrictions on installation or operation of production, gathering or processing facilities;
•	restrictions on the use of certain operating practices, such as hydraulic fracturing, or the disposal of related waste materials, such as hydraulic fracturing fluids and produced water;
•	increased severance and/or other taxes;
•	cyber-attacks;
•	legal challenges or lawsuits;
•	negative publicity about our business or the oil and gas industry in general;
•	increased costs of doing business;
•	reduction in demand for our products; and
•	other adverse effects on our ability to develop our properties and expand production.

We may need to incur significant costs associated with responding to these initiatives. Complying with any resulting additional legal or regulatory requirements that are substantial could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our financial statements are complex. Due to United States generally accepted accounting principles and the nature of our business, our financial statements continue to be complex, particularly with reference to derivatives, asset retirement obligations, equity awards, deferred taxes, long-lived assets and the accounting for our deferred compensation plans. We expect such complexity to continue and possibly increase.

Risks Related to Our Common Stock

Common stockholders will be diluted if additional shares are issued. Our ability to repurchase securities for cash is limited by our bank credit facility. We also issue restricted stock and performance share units to our employees and directors as part of their compensation. In addition, we may issue additional shares of common stock, additional subordinated notes or other securities or debt convertible into common stock to extend maturities or fund capital expenditures, including acquisitions.

Dividend limitations. Limits on the payment of dividends and other restricted payments, as defined, are imposed under our bank credit facility. These limitations may, in certain circumstances, limit or prevent the payment of dividends.

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid. The price of our common stock fluctuates significantly, which may result in losses for investors. The market price of our common stock has been volatile. From January 1, 2016 to December 31, 2018, the price of our common stock reported by the New York Stock Exchange ranged from a low of $9.23 per share to a high of $46.96 per share. We expect our stock to continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

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

Market for Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RRC”. During 2018, trading volume averaged approximately 7.7 million shares per day.

Holders of Record

Pursuant to the records of our transfer agent, as of February 20, 2019, there were approximately 974 holders of record of our common stock.

Dividends

The payment of dividends is subject to declaration by the board of directors and depends on earnings, capital expenditures and various other factors. The board of directors declared quarterly dividends of $0.02 per common share for each of the four quarters of 2016, 2017 and 2018. The bank credit facility allows for the payment of common and preferred dividends, with certain limitations. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of our board of directors and will depend upon among other things, our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

Stockholder Return Performance Presentation*

The following graph is included in accordance with the SEC’s executive compensation disclosure rules. This historic stock price performance is not necessarily indicative of future stock performance. The graph compares the change in the cumulative total return of Range’s common stock, the ISE Revere Natural Gas Index, the Dow Jones U.S. Exploration and Production Index, the S&P 500 Index and the S&P 400 Mid Cap Index for the five years ended December 31, 2018. The graph assumes that $100 was invested in the Company’s common stock and each index on December 31, 2013 and that dividends were reinvested.

	2013	2014	2015	2016	2017	2018
Range Resources Corporation	$100	$64	$29	$41	$21	$12
S&P 500 Index**	100	114	115	129	157	150
S&P Mid Cap 400 Index	100	110	107	130	151	134
DJ U.S. Expl. & Prod. Index	100	89	68	85	86	71
ISE Revere Natural Gas Index	100	58	23	28	25	16

*The performance graph and the information contained in this section is not “soliciting material,” is being “furnished” not “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

**Our common stock is no longer a component of the S&P 500 Index but trades on the S&P Mid Cap 400 Index.

ITEM 6.	SELECTED FINANCIAL DATA AND PROVED RESERVE DATA

The following table shows selected financial information as of and for the five years ended December 31, 2018. Significant producing property acquisitions and dispositions may affect the comparability of year-to-year financial and operating data. In fourth quarter 2018, we sold a proportionately reduced 1% overriding royalty in our Washington County, Pennsylvania leases for proceeds of $300.0 million. In September 2016, we completed the MRD Merger. In first quarter 2016, we sold our non-operated interest in certain wells and gathering facilities in northeast Pennsylvania for cash proceeds of $111.5 million. In fourth quarter 2015, we sold the majority of our Virginia and West Virginia properties for cash proceeds of $876.0 million, before closing adjustments. In the first half of 2014, we completed the Conger Exchange where we sold our Conger properties located in Glasscock and Sterling Counties, Texas in exchange for producing properties and other assets in Virginia and $145.0 million in cash, before closing adjustments. This information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes included elsewhere in this report (in thousands except per share or per mcfe data).

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Natural gas, NGLs and oil sales	$2,851,577	$2,176,287	$1,197,215	$1,089,644	$1,911,989
Total revenues and other income	3,282,645	2,611,030	1,099,939	1,598,068	2,426,057
Total costs and expenses	5,059,615	2,528,910	1,902,077	2,650,430	1,395,172
Net (loss) income	(1,746,481)	333,146	(521,388)	(713,685)	634,382
Net (loss) income per share:
–Basic	(7.10)	1.34	(2.75)	(4.29)	3.81
–Diluted	(7.10)	1.34	(2.75)	(4.29)	3.79
Costs per mcfe: (a)
Direct operating expense	$0.17	$0.18	$0.17	$0.27	$0.35
Production and ad valorem tax expense	0.06	0.06	0.05	0.07	0.11
General and administrative expense	0.26	0.32	0.33	0.38	0.50
Interest expense	0.26	0.27	0.30	0.33	0.40
Depletion, depreciation and amortization expense	0.79	0.85	0.93	1.14	1.30
	$1.54	$1.68	$1.78	$2.19	$2.66
Average Daily Production:
Natural gas (mcf)	1,501,604	1,343,160	1,026,807	993,662	786,099
NGLs (bbls)	105,001	97,834	76,026	55,770	51,563
Oil (bbls)	11,585	13,115	9,861	11,189	11,150
Total mcfe (b)	2,201,117	2,008,852	1,542,132	1,395,419	1,162,374
Balance Sheet Data:
Current assets (c)	$602,185	$429,234	$281,883	$439,074	$570,292
Current liabilities (d)	754,811	755,473	702,653	351,720	639,677
Natural gas and oil properties, net	9,023,185	9,566,737	9,256,337	6,361,305	7,977,573
Total assets	9,708,154	11,728,841	11,282,245	6,900,031	8,704,604
Bank debt	932,018	1,208,467	876,428	86,427	713,221
Senior notes	2,856,166	2,851,754	2,848,591	738,101	—
Senior subordinated notes	48,677	48,585	48,498	1,826,775	2,317,603
Stockholders’ equity	4,059,431	5,774,272	5,408,368	2,759,658	3,457,429
Weighted average diluted shares outstanding	246,171	245,458	189,868	166,389	164,403
Cash dividends declared per common share	0.08	0.08	0.08	0.16	0.16
Statements of Cash Flows Data:
Net cash provided from operating activities	$990,690	$816,254	$387,068	$691,402	$974,353
Net cash used in investing activities	(695,434)	(1,139,057)	(308,835)	(218,772)	(1,245,456)
Net cash (used in) provided from financing activities	(295,159)	322,937	(78,390)	(472,607)	271,203
Proved Reserves Data (at end of period):
Natural gas (Bcf)	12,028	10,264	7,870	6,278	6,923
NGLs (Mmbbls)	922	763	630	549	516
Oil and condensate (Mmbbls)	86	70	70	53	49
Total proved reserves (Bcfe)	18,072	15,262	12,072	9,892	10,310
(a)	These are costs we believe fluctuate on a unit-of-production or per mcfe basis.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate energy content of oil and natural gas, which is not indicative of the relationship between oil and natural gas prices.

(c)	2018 includes $88.0 million of derivative assets compared to $58.6 million in 2017, $13.3 million in 2016, $281.5 million in 2015 and $363.0 million in 2014.
(d)	2018 includes $4.1 million of derivative liabilities compared to $44.2 million in 2017, $165.0 million in 2016 and $1.1 million in 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are an independent natural gas, natural gas liquids (“NGLs,”) crude oil and condensate company engaged in the exploration, development and acquisition of natural gas and crude oil properties located primarily in the Appalachian and North Louisiana regions of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

Our overarching business objective is to build stockholder value through returns focused growth of both reserves and production, on a per share debt-adjusted basis. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core assets. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire and produce natural gas, NGLs and oil reserves. Looking to the future, our goal is to target annual production growth within operating cash flows. A further or extended decline in commodity prices could materially and adversely affect our business financial condition and results of operations. Prices for natural gas, NGLs, crude oil and condensate fluctuate widely and affect:

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

Sources of Our Revenues

We derive our revenues from the sale of natural gas, NGLs, crude oil and condensate that is produced from our properties. Revenues from product sales are a function of the volumes produced, prevailing market prices, product quality, gas Btu content and transportation costs. Our revenues are generally recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured. Cash settlements of derivative contracts are included in derivative fair value in the accompanying statements of operations. Brokered natural gas, marketing and other revenues include revenue we receive as a result of selling natural gas that is not our production (brokered), revenue from the release of transportation capacity where we have taken capacity ahead of our production and marketing fees we receive from third parties.

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

•

Brokered natural gas and marketing. These expenses are gas purchases for brokered natural gas that we buy and sell that is not our production plus overhead, including payroll and benefits for our marketing staff. These expenses also include costs related to transportation capacity we have taken ahead of our production. Brokered natural gas and marketing expenses also include stock-based compensation expense (non-cash) associated with the amortization of equity grants as part of our marketing staff compensation.

•

Exploration. These are geological and geophysical costs, such as payroll and benefits for the geological and geophysical staff, seismic costs, delay rentals and the costs of unsuccessful exploratory dry holes. Exploration expenses also include stock-based compensation expense (non-cash) associated with the amortization of equity grants as part of the compensation of our exploration staff.

•

Abandonment and impairment of unproved properties. This category includes unproved property impairment expense associated with oil and gas lease expirations, shifts in business strategy which may impact the number of drilling locations or changing economic factors. Impairment on a majority of our unproved properties is assessed and amortized on an aggregate basis based on average holding period, expected forfeiture rate and anticipated drilling success.

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

•

Interest. We have typically financed a portion of our cash requirements with borrowings under our bank credit facility and with longer-term debt securities. Also included are administrative fees associated with our bank credit facility and the amortization of deferred financing costs. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We currently have no capitalized interest.

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

•

Income taxes. We are subject to state and federal income taxes but are currently not in a cash taxpaying position for federal income taxes, primarily due to the current deductibility and/or accelerated amortization of intangible drilling costs (“IDC”). At this time, we generally do not pay significant state income taxes due to our state net operating loss carryovers and our ability to follow the federal treatment of deducting IDC in most of the states in which we operate. Currently, all of our federal taxes are deferred. As of December 31, 2018, we have federal valuation allowances of $19.0 million and state valuation allowances of $101.4 million. For more information, see Item 1A. Risk Factors-Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated or postponed and additional federal or state taxes on natural gas extraction may be imposed, as a result of future legislation.

Management’s Discussion and Analysis of Results of Operations

Commodity prices have remained volatile but improved during 2018 compared to fourth quarter 2017. While operating in this improving price environment, we had many operational, financial and strategic successes in 2018. During 2018, we continued our focus on enhancing margins and returns, driving operational efficiencies, simplifying our portfolio and maintaining liquidity. We believe we have positioned ourselves for long-term success through the natural gas and oil business cycle and growth at financially attractive rates of return. In summary, we exited 2018 with operational momentum, investment flexibility and a robust financial liquidity position, which we expect to carry over to 2019.

Overview of 2018 Results

For the year ended December 31, 2018, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to 2% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and 10% higher production volumes when compared to 2017. Daily production in 2018 averaged 2.2 Bcfe compared to 2.0 Bcfe in 2017 as a result of drilling and completions in Pennsylvania. Average natural gas differentials improved $0.32 per mcf while operating costs were higher when compared to 2017.

During 2018, we recognized net loss of $1.7 billion, or $7.10 per diluted common share compared to net income of $333.1 million, or $1.34 per diluted common share during 2017. The decrease in net income is primarily due to a $1.6 billion impairment of goodwill, higher abandonment and impairment of unproved property expenses and unfavorable derivative fair value income (or the non-cash fair value adjustment related to our derivatives). Prior year income taxes included a one-time tax benefit of $334.0 million resulting from the 2017 Tax Act.

During 2018, we achieved the following financial and operating performance results:

•	average realized prices improved 2% from 2017;
•	10% production growth from 2017;
•	achieved 18% annual proved reserve growth with a 55% increase in the standardized after-tax measure of discounted future net cash flows when compared to 2017;
•	capital spending was 3% lower than original 2018 budget;
•	drilled 101.7 net wells with a 100% success rate;
•	continued expansion of our activities in the Marcellus Shale by growing production, proving up acreage and acquiring additional unproved acreage;
•	reduced general and administrative expenses per mcfe 19% from 2017;
•	reduced interest expense per mcfe 4% from 2017;
•	reduced our DD&A rate per mcfe 7% from 2017;
•	reduced total debt by $271.9 million;
•	achieved a debt per mcfe of proved reserves of $0.21 compared to $0.27 in 2017;
•	entered into additional commodity-based derivative contracts for 2019 and 2020;
•

received $323.3 million of proceeds, before closing adjustments, from the sale of a proportionately reduced 1% overriding royalty in our Washington County, Pennsylvania properties and producing properties in Oklahoma and $1.2 million of proceeds from the sale of miscellaneous non-core oil and gas assets;

•	continued to enter into new marketing agreements to improve our realized prices;
•	realized $990.7 million of cash flow from operating activities; and
•	ended the year with stockholders’ equity of $4.1 billion.

Operationally, in 2018 we continued to focus on operational flexibility, efficiencies and controlling costs. As evidenced by history and our current industry environment, the prices at which we sell our production are volatile and we have little control over them. Therefore, to improve our profitability, we focus our efforts on improving operating efficiency. We continue to focus on material reductions in unit costs. As reservoirs are depleted and production rates decline, per unit production costs will generally increase. To lessen this effect, we concentrate our production in core areas where we can achieve economies of scale to help manage our operating costs.

We generated $990.7 million of cash flow from operating activities in 2018, an increase of $174.4 million from 2017 which reflects improvements in realized prices and higher production volumes and lower comparative working capital outflows ($8.2 million outflow during 2018 compared to $47.2 million outflow in 2017). We ended the year with $775.6 million of available committed borrowing capacity, with an additional $1.0 billion in borrowing base capacity available.

Acquisitions

During 2018, we spent $62.4 million to acquire unproved acreage compared to $62.1 million in 2017 and $33.1 million in 2016. We continue selective acreage leasing and lease renewals to consolidate our acreage positions in both the Marcellus Shale play in Pennsylvania and North Louisiana.

Divestitures

Pennsylvania. In fourth quarter 2018, we sold a proportionately reduced 1% overriding royalty in our Washington County, Pennsylvania leases for gross proceeds of $300.0 million and we recorded a loss of $10.2 million, after fees and closing adjustments. In first quarter 2016, we sold our non-operated interest in certain wells and gathering facilities in northeast Pennsylvania for proceeds of $111.5 million and we recorded a loss of $2.1 million, after closing adjustments.

Oklahoma. In 2018, we sold various properties in Northern Oklahoma for proceeds of $23.3 million and we recognized a net loss of $39,000, after closing adjustments. In 2017, we sold various properties in Western Oklahoma for proceeds of $30.8 million and we recognized a gain of $23.8 million, after closing adjustments. In 2016, we sold certain properties in Western Oklahoma for proceeds of $78.6 million and we recorded a loss of $5.3 million related to these sales, after closing adjustments and transaction fees.

Texas. In 2017, we sold various properties for proceeds of $40.4 million and we recognized a loss of $989,000, after closing adjustments.

2019 Outlook

As we enter 2019, we believe we are positioned for sustainable long-term success and operational efficiencies. For 2019, our board of directors approved a $756.0 million capital budget for natural gas, NGLs, crude oil and condensate related activities, excluding proved property acquisitions, for which we do not budget. Our 2019 capital budget is approximately 90% allocated to our Appalachian division. As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices, drilling success and other factors. We also expect our 2019 capital budget to achieve production growth of approximately 6% as we limit capital spending to at or below cash flow. Our 2019 capital budget is designed to focus on continuing to improve corporate returns and generating free cash flow. To the extent commodity prices decline, we may reduce the capital budget with the intent of limiting capital spending to at or below cash flow. The prices we receive for our natural gas, NGLs and oil production are largely based on current market prices, which are beyond our control. The price risk on a portion of our forecasted natural gas, NGLs and oil production for 2019 is mitigated using commodity derivative contracts and we intend to continue to enter into these transactions. We believe it is likely commodity prices will continue to be volatile during 2019.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. Modest commodity price improvement has increased our average realized prices. Recently, natural gas prices have decrease, when compared to December 2018, with the average NYMEX monthly settlement price for natural gas decreasing to $2.95 per mcf for February 2019. Crude oil prices have increased, when compared to December 2018, to $51.55 per barrel in January 2019. The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Benchmarks
Average NYMEX prices (a)
Natural gas (per mcf)	$3.07	$3.10	$2.51
Oil (per bbl)	$65.49	$51.07	$43.69
Mont Belvieu NGL composite (per gallon) (b)	$0.67	$0.56	$0.41

(a) Based on average of bid week prompt month prices on the New York Mercantile Exchange (“NYMEX”).

(b) Based on our estimated NGLs product composition per barrel.

Our price realization may differ from the benchmarks for many reasons, including quality, location, or production being sold at different indices.

Adoption of New Accounting Standard

On January 1, 2018, we adopted the new revenue recognition accounting standards update. As a result of this adoption, we have modified our presentation of certain gas processing contracts. Results for reporting periods beginning after January 1, 2018 are presented based on the new accounting standards while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting. For additional information, see Note 3 and Note 5 to the consolidated financial statements. The impact of adoption of the new revenue recognition standard for the year ended December 31, 2018 is as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Previous Revenue Recognition Method
Natural gas, NGLs and oil sales
Natural gas	$1,663,832	$1,663,832
NGLs	931,360	758,561
Oil	255,885	255,885
Total	$2,851,077	$2,678,278

Transportation, gathering, processing and compression
Natural gas	$678,489	$678,489
NGLs	439,327	266,528
Total	$1,117,816	$945,017
Net loss	$(1,746,481)	$(1,746,481)

See Note 3 for a discussion of new accounting standards that affect us.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary from year to year as a result of changes in realized commodity prices and production volumes. For more information, see “Sources of Our Revenues” above. In 2018, natural gas, NGLs and oil sales increased 31% from 2017 with a 10% increase in production and a 20% increase in realized prices (excluding cash settlements on our derivatives). NGLs sales for the current year includes the impact of the adoption of the new revenue standard, as described above. In 2017, natural gas, NGLs and oil sales increased 82% from 2016 with a 30% increase in production and a 40% increase in realized prices (before cash settlements on our derivatives). The following table illustrates the primary components of natural gas, NGLs, crude oil and condensate sales for each of the last three years (in thousands):

	2018	2017	2016
Natural gas, NGLs and Oil sales
Natural gas	$1,663,832	$1,349,965	$753,888
NGLs	931,360	604,672	318,462
Oil and condensate	255,885	221,650	124,865
Total natural gas, NGLs and oil sales	$2,851,077	$2,176,287	$1,197,215

Our production continues to grow through drilling success as we place new wells on production partially offset the natural decline of our natural gas and oil reserves through production and non-core asset sales. For 2018, our production increased 18% in our Appalachian region when compared to 2017. For 2017, our production increased 16% in our Appalachian region when compared to 2016. Production from our newly acquired North Louisiana properties was 110.6 Bcfe in 2018 compared to 138.7 Bcfe in 2017 and 43.6 Bcfe in 2016. Our production for each of the last three years is set forth in the following table:

	2018	2017	2016
Production (a)
Natural gas (mcf)	548,085,437	490,253,467	375,811,462
NGLs (bbls)	38,325,251	35,709,254	27,825,635
Crude oil and condensate (bbls)	4,228,439	4,787,022	3,609,171
Total (mcfe) (b)	803,407,577	733,231,123	564,420,298
Average daily production (a)
Natural gas (mcf)	1,501,604	1,343,160	1,026,807
NGLs (bbls)	105,001	97,834	76,026
Crude oil and condensate (bbls)	11,585	13,115	9,861
Total (mcfe) (b)	2,201,117	2,008,852	1,542,132
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs paid by Range) received during 2018 was $1.99 per mcfe compared to $1.95 per mcfe in 2017 and $1.74 per mcfe in 2016. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices should include the impact of transportation, gathering, processing and compression expense. Average sales prices (excluding derivative settlements) do not include any derivative settlements or third-party transportation costs which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of operations. Average sales prices (excluding derivative settlements) do include transportation costs where we receive net proceeds from the purchaser. Our average realized price (including all derivative settlements and third-party transportation costs paid by Range) calculation includes all cash settlements for derivatives. Average realized price calculations for each of the last three years are shown below:

	2018	2017	2016
Average Prices
Average sales prices (excluding derivative settlements):
Natural gas (per mcf)	$3.04	$2.75	$2.01
NGLs (per bbl)	24.30	16.93	11.44
Crude oil (per bbl)	60.52	46.30	34.60
Total (per mcfe) (a)	3.55	2.97	2.12
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.98	$2.90	$2.68
NGLs (per bbl)	22.62	14.88	13.16
Crude oil (per bbl)	51.60	49.49	47.82
Total (per mcfe) (a)	3.39	2.99	2.74
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.74	$1.82	$1.60
NGLs (per bbl)	11.15	8.32	7.33
Crude oil (per bbl)	51.60	49.49	47.82
Total (per mcfe) (a)	1.99	1.95	1.74
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Year Ended December 31,
	2018	2017	2016
Average natural gas differentials below NYMEX	$(0.03)	$(0.35)	$(0.52)
Realized (losses) gains on basis hedging	$(0.02)	$0.03	$0.05

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Year Ended December 31,				Year Ended December 31,
	2017	Price Variance	Volume Variance	2018	2016	Price Variance	Volume Variance	2017
Natural gas
Price (per mcf)	$2.75	$0.29	$—	$3.04	$2.01	$0.74	$—	$2.75
Production (Mmcf)	490,253	—	57,832	548,085	375,811	—	114,442	490,253
Natural gas sales	$1,349,965	$154,621	$159,246	$1,663,832	$753,888	$366,503	$229,574	$1,349,965

	Year Ended December 31,				Year Ended December 31,
	2017	Price Variance	Volume Variance	2018	2016	Price Variance	Volume Variance	2017
NGLs
Price (per bbl)	$16.93	$7.37	$—	$24.30	$11.44	$5.49	$—	$16.93
Production (Mbbls)	35,709	—	2,616	38,325	27,826	—	7,883	35,709
NGLs sales	$604,672	$282,390	$44,298	$931,360	$318,462	$195,983	$90,227	$604,672

	Year Ended December 31,				Year Ended December 31,
	2017	Price Variance	Volume Variance	2018	2016	Price Variance	Volume Variance	2017
Crude oil
Price (per bbl)	$46.30	$14.22	$—	$60.52	$34.60	$11.70	$—	$46.30
Production (Mbbls)	4,787	—	(559)	4,228	3,609	—	1,178	4,787
Crude oil sales	$221,650	$60,099	$(25,864)	$255,885	$124,865	$56,035	$40,750	$221,650

	Year Ended December 31,				Year Ended December 31,
	2017	Price Variance	Volume Variance	2018	2016	Price Variance	Volume Variance	2017
Consolidated
Price (per mcfe)	$2.97	$0.58	$—	$3.55	$2.12	$0.85	$—	$2.97
Production (Mmcfe)	733,231	—	70,177	803,408	564,420	—	168,811	733,231
Total natural gas, NGLs and oil sales	$2,176,287	$466,501	$208,289	$2,851,077	$1,197,215	$621,000	$358,072	$2,176,287

Transportation, gathering, processing and compression expense was $1.1 billion in 2018 compared to $761.2 million in 2017 and $565.2 million in 2016. These third-party costs are higher in each year due to our production growth in the Marcellus Shale where we have third-party gathering, compression, processing and transportation agreements. Additionally, we experienced higher costs resulting from our adoption of the new revenue standard (as detailed above), new in-service pipelines, higher NGLs costs due to higher production and prices and higher NGLs expense in North Louisiana due to fully utilizing amounts that were previously accrued for capacity commitments. The year ended December 31, 2017 includes additional third-party costs for our newly acquired North Louisiana production for the entire year. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for each of the last three years (in thousands) and on a per mcf and per barrel basis:

	2018	2017	2016
Natural gas	$678,489	$526,671	$403,209
NGLs	439,327	234,512	162,000
Total	$1,117,816	$761,183	$565,209
Natural gas (per mcf)	$1.24	$1.07	$1.07
NGLs (per bbl)	$11.46	$6.57	$5.82

Derivative fair value (loss) income was a loss of $51.2 million in 2018 compared to income of $213.4 million in 2017 and a loss of $261.4 million in 2016. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. At December 31, 2018, our commodity derivative contracts were recorded at their fair value, which was a net derivative asset of $80.9 million, an increase of $67.3 million from the $13.6 million net derivative asset recorded as of December 31, 2017. We have also entered into basis swap agreements to limit volatility caused by changing differentials between NYMEX and regional prices received. These basis swaps are marked to market and we recognized a net derivative asset of $4.8 million as of December 31, 2018 compared to a net derivative liability of $7.8 million as of December 31, 2017. As of December 31, 2018, we have propane basis swaps to limit the volatility caused by changing differentials between Mont Belvieu and international propane indexes which is recognized as a net derivative asset of $117,000 as of December 31, 2018 compared to a net derivative liability of $1.2 million as of December 31, 2017. In connection with our international propane swaps, we also have freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange which is recognized as a net derivative liability of $561,000 compared to a net derivative asset of $276,000 as of December 31, 2017. The following table summarizes the impact of our commodity derivatives for each of the last three years (in thousands):

	2018	2017	2016
Derivative fair value (loss) income per consolidated statements of operations	$(51,192)	$213,350	$(261,391)

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$(84,889)	$221,251	$(415,833)
Oil derivatives	57,149	(20,874)	(30,363)
NGLs derivatives	108,908	(355)	(149,982)
Freight derivatives	(838)	211	(12,549)
Total non-cash fair value gain (loss) (1)	$80,330	$200,233	$(608,727)

Net cash (payment) receipt on derivative settlements:
Natural gas derivatives	$(29,291)	$71,059	$252,000
Oil derivatives	(37,709)	15,250	47,710
NGLs derivatives	(64,522)	(73,192)	47,626
Total net cash (payment) receipt	$(131,522)	$13,117	$347,336
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

Brokered natural gas, marketing and other revenue was $482.8 million in 2018 compared to $221.4 million in 2017 and $164.1 million in 2016. The 2018 period includes $460.3 million of revenue from the sale of natural gas that is not related to our production (brokered) and $9.0 million of revenue from the sale of NGLs that is not related to our production. These revenues both increased due to higher brokered volumes and higher sales prices. In addition, fourth quarter 2018 included production volume shortfall due to third-party processing facility plant repairs with additional volumes being purchased and sold to satisfy our commitments. The 2017 period includes $219.5 million of revenue primarily from the sale of natural gas that is not related to our production. These revenues increased from 2016 due to higher brokered natural gas volumes and higher sales prices. The 2016 period includes $163.2 million of revenue primarily from the sale of natural gas that is not related to our production (brokered). These revenues increased from 2015 due to significantly higher brokered natural gas volumes and higher sales prices.

Costs and Expenses per mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2017	2016	Change	% Change
Direct operating expense	$0.17	$0.18	$(0.01)	(6%)	$0.18	$0.17	$0.01	6%
Production and ad valorem tax expense	0.06	0.06	—	—%	0.06	0.05	0.01	20%
General and administrative expense	0.26	0.32	(0.06)	(19%)	0.32	0.33	(0.01)	(3%)
Interest expense	0.26	0.27	(0.01)	(4%)	0.27	0.30	(0.03)	(10%)
Depletion, depreciation and amortization expense	0.79	0.85	(0.06)	(7%)	0.85	0.93	(0.08)	(9%)

Direct operating expense was $139.5 million in 2018 compared to $134.3 million in 2017 and $97.4 million in 2016. We experience increases in operating expenses as we add new wells and manage existing properties. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repair-related expenses. On an absolute basis, our direct operating expenses for 2018 increased 4% from the prior year primarily due to higher water hauling/handling costs partially offset by the sale of certain non-core assets. On an absolute basis, our direct operating expenses for 2017 increased 38% from the prior year primarily due to our newly acquired North Louisiana properties partially offset by our continuing cost reduction efforts. In 2017, we experienced cost increases in many categories of direct operating expenses including personnel costs, well service costs, water handling and disposal costs and workovers. We incurred $9.8 million of workover costs in 2018 compared to $10.5 million of workover costs in 2017 and $4.5 million in 2016.

On a per mcfe basis, operating expense for 2018 decreased $0.01, or 6% from the same period of 2017, with the decrease due to higher production volumes and the sale of certain non-core assets. On a per mcfe basis, operating expense for 2017 increased $0.01, or 6%, from the same period of 2016, with the increase consisting of higher water handling and equipment leasing costs. We have experienced lower costs per mcfe as we have increased production from our Marcellus Shale wells due to their lower operating cost relative to our other operating areas. Stock-based compensation expense represents the amortization of equity grants as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2017	2016	Change	% Change
Lease operating expense	$0.16	$0.17	$(0.01)	(6%)	$0.17	$0.16	$0.01	6%
Workovers	0.01	0.01	—	—%	0.01	0.01	—	—%
Stock-based compensation (non-cash)	—	—	—	—%	—	—	—	—%
Total direct operating expense	$0.17	$0.18	$(0.01)	(6%)	$0.18	$0.17	$0.01	6%

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. The impact fee is based upon the year wells are drilled and the fee varies, like a severance tax, based upon natural gas prices. The year ended December 31, 2018 includes a $32.4 million impact fee compared to $30.9 million in the year ended December 31, 2017 with an increase in wells subject to the impact fee. The year ended December 31, 2017 includes a $30.9 million impact fee compared to $22.5 million in the year ended December 31, 2016 with an increase in wells drilled in Pennsylvania and higher prices. Production and ad valorem taxes (excluding the impact fee) were $13.7 million compared to $11.9 million in 2017 due to higher prices. Production and ad valorem taxes (excluding the impact fee) were $11.9 million in 2017 compared to $2.9 million in 2016 primarily due to the addition of our newly acquired North Louisiana properties. The following table summarizes production and ad valorem taxes per mcfe for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2017	2016	Change	% Change
Production taxes	$0.01	$0.01	$—	—%	$0.01	$0.01	$—	—%
Ad valorem taxes	—	0.01	(0.01)	(100%)	0.01	—	0.01	100%
Impact fee	0.05	0.04	0.01	25%	0.04	0.04	—	—%
Total production and ad valorem	$0.06	$0.06	$—	—%	$0.06	$0.05	$0.01	20%

General and administrative expense was $209.8 million for 2018 compared to $233.4 million for 2017 and $184.8 million in 2016. The decrease in 2018, when compared to 2017, is primarily due to lower stock-based compensation of $31.1 million, lower bad debt expenses of $2.6 million and lower franchise taxes of $9.2 million which were partially offset by higher legal costs (including settlements), technology costs and salaries and benefits. The increase in 2017, when compared to 2016, is primarily due to higher stock-based compensation of $30.2 million resulting from accelerated vesting of equity awards related to a one-time implementation of a succession plan enhancement for officers, higher salaries and benefits of $7.6 million, higher legal costs (including settlements) of $5.0 million and higher Louisiana franchise taxes of $4.2 million. Stock-based compensation expense represents the amortization of stock-based compensation awards granted to our employees and directors as part of their compensation. The following table summarizes general and administrative expenses per mcfe for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2017	2016	Change	% Change
General and administrative	$0.21	$0.22	$(0.01)	(5%)	$0.22	$0.24	$(0.02)	(8%)
Stock-based compensation (non-cash)	0.05	0.10	(0.05)	(50%)	0.10	0.09	0.01	11%
Total general and administrative expense	$0.26	$0.32	$(0.06)	(19%)	$0.32	$0.33	$(0.01)	(3%)

Interest expense was $210.2 million for 2018 compared to $195.7 million for 2017 and $168.2 million in 2016. The following table presents information about interest expense per mcfe for each of the last three years:

	Year Ended December 31,
	2018	2017	2016
Bank credit facility	$0.06	$0.05	$0.02
Senior notes	0.19	0.20	0.12
Senior subordinated notes	—	0.01	0.13
Senior note exchange	—	—	0.01
Amortization of deferred financing costs and other	0.01	0.01	0.02
Total interest expense	$0.26	$0.27	$0.30

Average debt outstanding (in thousands)	$4,182,340	$3,960,994	$3,052,666
Average interest rate (a)	4.9%	4.8%	5.1%
(a)	Includes commitment fees but excludes amortization of debt issue costs and amortization of discount.

On an absolute basis, the increase in interest expense for 2018 from the same period of 2017 was primarily due to higher average outstanding debt balances and slightly higher average interest rates. On an absolute basis, the increase in interest expense for 2017 from the same period of 2016 was primarily due to higher average outstanding debt balances partially offset by lower average interest rates. Interest expense in 2016 includes an additional $6.6 million of transaction costs associated with our senior subordinated note exchange. See Note 8 to our consolidated financial statements for additional information. Average debt outstanding on the bank credit facility for 2018 was $1.3 billion compared to $1.0 billion for 2017 and $356.6 million for 2016 and the weighted average interest rate on the bank credit facility was 3.7% for 2018 compared to 2.7% in 2017 and 2.2% in 2016.

Depletion, depreciation and amortization (“DD&A”) was $635.5 million in 2018 compared to $625.0 million in 2017 and $524.1 million in 2016. The increase in 2018 when compared to 2017 is due to a 10% increase in production volumes somewhat offset by a 9% decrease in depletion rates. The increase in 2017 when compared to 2016 is due to a 30% increase in production volumes somewhat offset by a 7% decrease in depletion rates.

On a per mcfe basis, DD&A decreased to $0.79 in 2018 compared to $0.85 in 2017 and $0.93 in 2016. Depletion expense, the largest component of DD&A, was $0.75 per mcfe in 2018 compared to $0.82 per mcfe in 2017 and $0.88 per mcfe in 2016. We have historically adjusted our depletion rates in the fourth quarter of each year based on our year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. We currently expect our DD&A rate to be approximately $0.70 per mcfe in 2019, based on our current production estimates. In areas where we are actively drilling, such as the Marcellus Shale area, our fourth quarter adjusted 2018 depletion rates were lower than the fourth quarter 2017 and 2016 depletion rates. Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations. The decrease in DD&A per mcfe in 2018 when compared to 2017 and 2016 is due to the mix of our production from our properties with lower depletion rates. The following table summarizes DD&A expenses per mcfe for each of the last three years:

	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2017	2016	Change	% Change
Depletion and amortization	$0.75	$0.82	$(0.07)	(9%)	$0.82	$0.88	$(0.06)	(7%)
Depreciation	0.01	0.01	—	—%	0.01	0.02	(0.01)	(50%)
Accretion and other	0.03	0.02	0.01	50%	0.02	0.03	(0.01)	(33%)
Total DD&A expenses	$0.79	$0.85	$(0.06)	(7%)	$0.85	$0.93	$(0.08)	(9%)
Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing, exploration expense, abandonment and impairment of unproved properties, MRD Merger expenses, termination costs, deferred compensation plan expenses, impairment of proved properties and impairment of goodwill.

The following table details stock-based compensation that is allocated to functional expense categories for each of the years in the three-year period ended December 31, 2018 (in thousands):

	2018	2017	2016
Direct operating expense	$2,109	$2,060	$2,302
Brokered natural gas and marketing expense	1,452	1,437	1,725
Exploration expense	1,921	2,128	2,298
Exploration expense – one-time acceleration	—	614	—
General and administrative expense	43,806	44,659	49,293
General and administrative expense – one-time acceleration	—	30,214	—
Termination costs	—	1,664	—
Total stock-based compensation	$49,288	$82,776	$55,618

Stock-based compensation includes the amortization of restricted stock grants, SARs and PSUs grants. The year ended 2017 includes $30.8 million in increased stock-based compensation due to accelerated vesting of existing equity awards related to the one-time implementation of a succession plan enhancement for officers.

Brokered natural gas and marketing expense was $496.0 million in 2018 compared to $220.3 million in 2017 and $168.6 million in 2016. The increase in these costs reflects significantly higher broker purchase volumes and higher purchase prices. The following table details our brokered natural gas, marketing and other net margin for each of the years in the three-year period ended December 31, 2018 (in thousands):

	2018	2017	2016
Brokered natural gas sales	$460,349	$204,316	$146,454
Brokered NGLs sales	9,018	1,105	8,878
Other marketing revenue	13,393	15,972	8,783
Brokered natural gas purchases and transportation	(477,962)	(210,142)	(149,654)
Brokered NGLs purchases	(7,727)	(964)	(8,481)
Other marketing expense	(10,358)	(9,205)	(10,441)
Net brokered natural gas and marketing net margin	$(13,287)	$1,082	$(4,461)

Exploration expense was $34.1 million in 2018 compared to $53.7 million in 2017 and $32.3 million in 2016. Exploration expense in 2018 was lower due to lower dry hole costs and lower seismic costs. Exploration expense was higher in 2017 when compared to 2016 due to higher dry hole costs, higher seismic costs and higher delay rentals. Stock-based compensation represents the amortization of equity stock grants as part of the compensation of our exploration staff. The following table details our exploration related expenses for each of the years in the three-year period ended December 31, 2018 (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2018	2017	Change	% Change	2017	2016	Change	% Change
Seismic	$67	$15,191	$(15,124)	(100%)	$15,191	$9,793	$5,398	55%
Delay rentals and other	19,742	14,658	5,084	35%	14,658	9,489	5,169	54%
Personnel expense	12,383	11,899	484	4%	11,899	10,727	1,172	11%
Stock-based compensation expense	1,921	2,742	(821)	(30%)	2,742	2,298	444	19%
Exploratory dry hole expense	4	9,172	(9,168)	(100%)	9,172	18	9,154	—%
Total exploration expense	$34,117	$53,662	$(19,545)	(36%)	$53,662	$32,325	$21,337	66%

Abandonment and impairment of unproved properties was $515.0 million in 2018 compared to $269.7 million in 2017 and $30.1 million in 2016. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. In certain circumstances, our future plans to develop acreage may accelerate our impairment. In 2018, an impairment of $436.0 million was recorded related to unproved property value allocated in the MRD Merger related to probable and possible reserves that we no longer have the intent to drill based on a shift in capital allocation which materially impacted our drilling inventory. The increase in abandonment expense from 2016 to 2017 reflects additional lease expirations in North Louisiana. As we continue to review our acreage positions and high grade our drilling inventory based on the current price environment, additional leasehold impairments and abandonments may be recorded.

MRD Merger expenses of $37.2 million in 2016 included amounts paid in connection with the MRD Merger including consulting, investment banking, advisory, legal and other merger-related fees. There were no MRD Merger expenses in 2017 or 2018.

Termination costs in 2018 includes favorable severance accrual adjustments of $373,000 compared to $3.8 million expense in 2017 as we implemented additional work force reductions with $2.2 million for estimated severance costs and $1.7 million of accelerated vesting of equity grants. Termination costs in 2016 included additional accrued leasing costs related to the closing of our Oklahoma City offices more than offset by favorable severance adjustments.

Deferred compensation plan expense was a gain of $18.6 million in 2018 compared to a gain of $50.9 million in 2017 and a loss of $19.2 million in 2016. Our stock price decreased to $9.57 at December 31, 2018 from $17.06 at December 31, 2017. Our stock price decreased to $17.06 at December 31, 2017 from $34.36 at December 31, 2016. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Common shares are placed in the deferred compensation plan when granted.

Impairment of proved properties decreased to $22.6 million in 2018 compared to $63.7 million in 2017 and $43.0 million in 2016. In 2018, we recorded impairment expense related to certain non-core properties in Northwest Pennsylvania and certain of our oil and gas properties in Oklahoma. During 2018, we increased our interest in certain properties in our shallow legacy assets in Northwest Pennsylvania for a minimal dollar amount for which the fair value was previously determined to be zero. As a result, we recorded impairment expense of $15.3 million related to these Northwest Pennsylvania assets. In, 2018 our Oklahoma assets were evaluated for impairment due to the possibility of sale. In 2017, we recorded impairment expense related to certain of our oil and gas properties in Oklahoma and the Texas Panhandle. These assets were evaluated for impairment due to the possibility of sale. In 2016, we recorded impairment expense related to certain of our oil and gas properties in Western Oklahoma. These assets were evaluated for impairment due to commodity prices and the possibility of sale. The cash flows we use to assess proved property impairment include numerous assumptions including (1) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (2) results of future drilling activities, (3) future commodity prices and (4) increases or decreases in production and capital costs. All inputs are evaluated at each measurement date.

Impairment of goodwill was $1.6 billion in 2018. During fourth quarter 2018, due to the significant decline in our stock price, we performed a quantitative impairment assessment of our goodwill. Fair value was estimated based on a combination of a market and an income approach. Goodwill is related to the excess purchase price over amounts assigned to assets acquired and liabilities assumed in the MRD Merger. Our estimate of fair value required us to use significant unobservable inputs including assumptions for commodity prices, production, forward pricing curves, operating and development costs and other factors. Based on this analysis, we determined the fair value of goodwill was zero and goodwill was fully impaired.

Income tax benefit was $30.5 million in 2018 compared to $251.0 million in 2017 and $280.8 million in 2016. The 2018 decrease reflects a $1.9 billion reduction in income before taxes which includes a goodwill impairment of $1.6 billion that was not benefited for tax. The 2017 decrease in our income tax benefit reflects a $884.3 million improvement in income before income taxes more than offset by the impact of the 2017 Tax Act, as described more fully below. The effective tax rate was 1.7% in 2018 compared to a negative 305.7% in 2017 and 35.0% in 2016. The 2018, 2017 and 2016 effective tax rates were different than the statutory tax rate due to the 2017 Tax Act (as more fully described below), state income taxes and other discrete tax items which are detailed below. For each of the three years ended December 31, 2018, 2017 and, 2016, current income tax expense relates to state income taxes.

The 2017 Tax Act was signed into law on December 22, 2017. The new law significantly reformed the Internal Revenue Code of 1986, as amended. The reduction in the corporate tax rate required a one-time revaluation of certain tax-related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. We reviewed all of the valuation allowances previously established at the old corporate tax rate of 35% to reflect the appropriate new balances after the enactment of the new law. We recorded a one-time tax benefit related to the tax law change in 2017 of $334.0 million. The following table summarizes our tax activity for each of the last three years (in thousands):

	2018	2017	2016
Total (loss) income before income taxes	$(1,776,970)	$82,120	$(802,138)
U.S. federal statutory rate	21%	35%	35%
Total tax (benefit) expense at statutory rate	(373,164)	28,742	(280,748)

Federal rate change	—	(333,961)	—
State and local income taxes, net of federal benefit	4,427	(604)	(23,514)
State rate and law change	(17,231)	(1,092)	(8,116)
Non-deductible goodwill impairment	344,651	—	—
Non-deductible executive compensation	759	585	1,575
Non-deductible transaction costs	—	—	5,051
Tax less than book equity compensation	2,095	24,843	5,285
Change in valuation allowances:
Federal valuation allowances & other	20	3,088	2,552
State valuation allowances & other	7,638	27,120	16,874
Permanent differences and other	316	253	291
Total benefit for income taxes	$(30,489)	$(251,026)	$(280,750)
Effective tax rate	1.7%	(305.7%)	35.0%

We estimate our ability to utilize our deferred tax assets by analyzing the reversal patterns of our temporary differences, our loss carryforward periods and the Pennsylvania net operating loss carryforward limitations. Uncertainties such as future commodity prices can affect our calculations and the expiration of loss carryforwards prior to utilization can result in recording a partial as opposed to a full valuation allowance. We expect our effective tax rate to be approximately 24% for 2019, before any discrete tax items. Such estimated rate is based on our current assumptions with respect to, among other things, our earnings, state income tax levels and deductions.

Management’s Discussion and Analysis of Financial Condition, Cash Flows, Capital Resources and Liquidity

Cash Flows

The following table presents sources and uses of cash and cash equivalents for each of the last three years (in thousands):

	2018	2017	2016
Sources of cash and cash equivalents
Operating activities	$990,690	$816,254	$387,068
Disposal of assets	324,549	72,468	193,755
Borrowing on credit facility	2,070,000	2,041,000	2,274,000
MRD Merger, net of cash acquired	—	—	7,180
Other	58,937	110,841	71,530
Total sources of cash and cash equivalents	$3,444,176	$3,040,563	$2,933,533

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(960,916)	$(1,148,613)	$(466,252)
Acreage purchases	(60,603)	(58,213)	(43,482)
Other property	(1,477)	(5,710)	(3,052)
Debt repayments	—	(500)	(273,012)
Repayments on credit facility	(2,338,000)	(1,712,000)	(1,487,000)
Repayment of Memorial credit facility	—	—	(597,000)
Dividends paid	(19,940)	(19,840)	(16,682)
Other	(63,143)	(95,553)	(47,210)
Total uses of cash and cash equivalents	$(3,444,079)	$(3,040,429)	$(2,933,690)

Cash flows from operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operating activities also are impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Since year-end 2018, we have entered into additional natural gas and NGLs hedges for 2019 and 2020. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. However, production receipts often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of December 31, 2018, we have entered into derivative agreements covering 554.4 Bcfe for 2019 and 32.7 Bcfe for 2020, not including our basis swaps.

Net cash provided from operating activities in 2018 was $990.7 million compared to $816.3 million in 2017 and $387.1 million in 2016. The increase in cash provided from operating activities is a result of a 10% increase in production volumes and a 2% increase in realized prices. Net cash provided from operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for 2018 was a negative $8.2 million compared to a negative $47.2 million for 2017 and negative $106.4 million in 2016.

Disposal of assets in 2018 includes proceeds of $300.0 million from the sale of a proportionately reduced 1% overriding royalty in our Washington County, Pennsylvania leases and $23.3 million of proceeds from the sale of certain properties in Northern Oklahoma. In 2017, proceeds include $30.8 million from the sale of properties in Western Oklahoma and $40.4 million of proceeds from the sale of properties in the Texas Panhandle. In 2016, proceeds of $78.6 million were received from the sale of various Western Oklahoma properties and $111.5 million of proceeds received from the sale of our non-operated interest in certain wells and gathering facilities in Northeast Pennsylvania.

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

	2018	2017	2016
Appalachian	$715,690	$736,799	$469,082
North Louisiana	131,188	465,820	62,348
Other	(561)	4,225	7,639
Total	846,317	1,206,844	539,069
Change in capital expenditure accrual for proved properties	114,599	(58,231)	(72,817)
Additions to natural gas and oil properties	$960,916	$1,148,613	$466,252

Debt repayments in 2016 includes amounts paid to purchase some of the Memorial senior notes assumed in the MRD Merger.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operating activities, a bank credit facility with uncommitted and committed availability, asset sales and access to the debt and equity capital markets. In April 2018, we entered into an amended and restated bank credit facility with a maturity date of April 13, 2023. We must find new and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. Lower prices for natural gas, NGLs and oil may reduce the amount of natural gas, NGLs and oil we can economically produce and can also affect the amount of cash flow available for capital expenditures and our ability to borrow or raise additional capital.

We currently believe that net cash generated from operating activities, unused committed borrowing capacity under our bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. While our expectation is to operate within our internally generated cash flow, to the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the natural gas and oil business. We establish a capital budget at the beginning of each calendar year and review it during the course of the year. Our 2019 capital budget is $756.0 million. Actual capital expenditure levels may vary due to many factors, including drilling results, natural gas, NGLs, crude oil and condensate prices, industry conditions, the prices and availability of goods and services, the extent to which properties are acquired or non-strategic assets sold.

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

We believe that we will have adequate capital resources and liquidity for the foreseeable future because (1) we have significant borrowing capacity under our bank credit facility with a maturity of 2023 (2) we have commodity derivatives in place which cover a portion of our 2019 and 2020 production (3) we can reduce our capital expenditures for extended periods of time if necessary and (4) the maturity of our senior and senior subordinated notes extend two years or more and such notes carry attractive fixed interest rates ranging from 4.875% to 5.875%.

Credit Arrangements

Long-term debt at December 31, 2018 totaled $3.8 billion, including $943.0 million of bank credit facility debt, $2.9 billion of senior notes and $49.0 million of senior subordinated notes. As of December 31, 2018, we maintain a bank credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion. As of December 31, 2018, we also have $281.4 million of undrawn letters of credit. The bank credit facility is secured by substantially all of our assets and has a maturity date of April 13, 2023. Availability under the bank credit facility, during a non-investment grade period, is subject to a borrowing base set by the lenders annually (at their discretion) with an option to reset the borrowing base more often in certain circumstances. Availability under the bank credit facility during an investment grade period is limited to the aggregate lender commitments. The borrowing base is dependent on a number of factors, but primarily the lenders’ assessments of future cash flows. Redeterminations of the borrowing base to maintain or reduce the amount thereof require approval of two-thirds of the lenders; increases require 95% approval.

Our bank credit facility imposes limitations on the payment of dividends and other restricted payments (as defined under the debt agreements for our bank debt). The debt agreements also contain customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at December 31, 2018.

Proved Reserves

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Year End December 31,
	2018	2017	2016
		(Mmcfe)
Proved Reserves:
Beginning of year	15,262,361	12,072,322	9,891,663
Reserve additions	3,143,898	3,487,519	1,394,134
Reserve revisions	731,735	506,919	255,794
Purchases	—	10,116	1,259,806
Sales	(262,180)	(81,133)	(164,655)
Production	(803,408)	(733,382)	(564,420)
End of year	18,072,406	15,262,361	12,072,322
Proved Developed Reserves:
Beginning of year	8,348,074	6,769,908	5,422,075
End of year	9,756,870	8,348,074	6,769,908

Our proved reserves at year-end 2018 were 18.1 Tcfe compared to 15.3 Tcfe at year-end 2017 and 12.1 Tcfe at year-end 2016. Natural gas comprised approximately 67% of our proved reserves year-end 2018 compared to 67% at year-end 2017 and 65% at year-end 2016.

Reserve Additions and Revisions. During 2018, we added 3.1 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 72% of 2018 reserve additions was attributable to natural gas. Included in 2018 proved reserves is a total of 468.9 Mmbbls of ethane reserves (2,074 Bcfe) in the Marcellus Shale, which represents reserves that match volumes delivered under our existing long-term, extendable contracts. Revisions of previous estimates of 731.7 Bcfe include positive pricing revisions of 11.0 Bcfe, improved recovery for our Marcellus Shale properties of 154.0 Bcfe and positive performance revisions of 945.5 Bcfe somewhat offset by 378.8 Bcfe reserves reclassified to unproved due to drilling plans.

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

Purchases. In 2017, we purchased 10.1 Bcfe of reserves in North Louisiana. In 2016, we purchased 1.3 Tcfe of reserves related to the MRD Merger.

Sales. In 2018, we sold 143.6 Bcfe of reserves in Pennsylvania and 118.2 Bcfe of reserves in Oklahoma. In 2017, we sold 74.6 Bcfe of reserves in Western Oklahoma and the Texas Panhandle and 6.6 Bcfe of reserves in Pennsylvania. In 2016, we sold 137.5 Bcfe of reserves related to non-operated properties in Northeast Pennsylvania and 24.3 Bcfe of reserves in Western Oklahoma.

Future Net Cash Flows. At December 31, 2018, the present value (discounted at 10%) of estimated future net cash flows from our proved reserves was $13.2 billion. The present value of our estimated future net cash flows at December 31, 2017 was $8.1 billion. This present value was calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves, in accordance with SEC rules. At December 31, 2018, the after-tax present value of estimated future net cash flows from our proved reserves was $11.1 billion compared to $7.2 billion at December 31, 2017.

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

Capitalization and Dividend Payments

As of December 31, 2018 and 2017, our total debt and capitalization were as follows (in thousands):

	2018	2017
Bank debt	$932,018	$1,208,467
Senior notes	2,856,166	2,851,754
Senior subordinated notes	48,677	48,585
Total debt	3,836,861	4,108,806
Stockholders’ equity	4,059,431	5,774,272
Total capitalization	$7,896,292	$9,883,078
Debt to capitalization ratio	48.6%	41.6%

The amount of future dividends is subject to declaration by the board of directors and primarily depends on earnings, capital expenditures and various other factors. In 2018, we paid $19.9 million in dividends to our stockholders ($0.02 per share per quarter) compared to $19.8 million in 2017 ($0.02 per share per quarter) and $16.7 million in 2016 ($0.02 per share per quarter).

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations, and transportation, gathering and processing commitments. As of December 31, 2018, we do not have any capital leases or any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of December 31, 2018, we had a total of $281.4 million of letters of credit outstanding under our bank credit facility. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2018. In addition to the contractual obligations listed on the table below, our consolidated balance sheet at December 31, 2018 reflects accrued interest payable on our bank debt of $1.7 million, which is payable in first quarter 2019. We expect to make interest payments through the end of each note maturity of $28.6 million per year on our 5.75% senior and senior subordinated notes, $67.4 million per year on our 5.0% senior and senior subordinated notes, $36.6 million per year on our 4.875% senior notes and $19.4 million on our 5.875% senior notes.

The following summarizes our contractual financial obligations at December 31, 2018 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our bank credit facility, additional debt issuances and proceeds from asset sales (in thousands).

	Payment due by period
	2019	2020	2021	2022 and 2023	Thereafter	Total
Debt:
Bank debt due 2023 (a)	$—	$—	$—	$943,000	$—	$943,000
5.75% senior subordinated notes due 2021	—	—	22,214	—	—	22,214
5.0% senior subordinated notes due 2022	—	—	—	19,054	—	19,054
5.0% senior subordinated notes due 2023	—	—	—	7,712	—	7,712
5.75% senior notes due 2021	—	—	475,952	—	—	475,952
5.00% senior notes due 2022	—	—	—	580,032	—	580,032
5.00% senior notes due 2023	—	—	—	741,531	—	741,531
5.875% senior notes due 2022	—	—	—	329,834	—	329,834
4.875% senior notes due 2025	—	—	—	—	750,000	750,000
Other obligations:
Operating leases, net	12,793	12,384	10,467	13,853	22,001	71,498
Software licenses and other	5,184	5,094	2,503	20	—	12,801
Transportation and gathering commitments	960,000	905,162	878,205	1,633,135	5,854,692	10,231,194
Asset retirement obligation liability (b)	5,485	19	—	—	307,250	312,754
Total contractual obligations (c)	$983,462	$922,659	$1,389,341	$4,268,171	$6,933,943	$14,497,576
(a)

Due at termination date of our bank credit facility. Interest paid on our bank credit facility would be approximately $38.6 million each year assuming no change in the interest rate or outstanding balance.

(b)	The ultimate settlement amount and timing cannot be precisely determined in advance. See Note 9 to our consolidated financial statements.
(c)	This table excludes the liability for the deferred compensation plans since these obligations will be funded with existing plan assets.

In addition to the amounts included in the above table, we have entered into additional agreements which are contingent on certain pipeline modifications and/or construction. The largest agreement has a ten-year term beginning on the satisfaction of these contingencies, which may take place in 2019. Based on this contract, we will have additional gathering obligations for natural gas volumes of 350,000 mcf per day until 2029. We also have an agreement with a five-year term, which is expected to begin in 2020, for additional NGLs transportation of 20,000 bbls per day until March 2025.

Delivery Commitments

We have various volume delivery commitments that are related to our Marcellus Shale and North Louisiana areas. We expect to be able to fulfill our contractual obligations from our own production; however, we may purchase third-party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2018, our delivery commitments through 2031 were as follows:

Year Ending December 31,	Natural Gas (mmbtu per day)	Ethane and Propane (bbls per day)
2019	347,935	74,000
2020	292,845	71,492
2021	138,011	55,932
2022	83,535	43,000
2023	2,628	35,000
2024 — 2028	—	35,000
2029 — 2031	—	35,000

In addition to the amounts included in the above table, we have contracted with several pipeline companies through 2035 to deliver ethane production volumes from our Marcellus Shale wells. These agreements and related fees, which are contingent upon pipeline construction and/or modification, are for 3,000 bbls per day starting in 2021 and increasing to 10,000 bbls per day through 2035. In addition, we have agreements in place to deliver natural gas volumes from our Marcellus Shale wells, which are also contingent upon pipeline construction and/or modification, for 215,000 mcf per day starting late 2020, decreasing to 151,000 mcf per day in 2024 and decreasing to 100,000 mcf per day in 2026 through early 2029.

Other

In conjunction with the MRD Merger, we have various midstream service agreements in North Louisiana for gathering, processing and transporting of natural gas and NGLs. Pursuant to the gas processing agreement, we must pay a quarterly deficiency payment based on the firm-commitment fixed fee if the cumulative minimum volume commitment as of the end of a quarter exceeds the sum of (i) the cumulative volumes processed under the processing agreement as of the end of the quarter plus (ii) volumes corresponding to deficiency payments incurred prior to each quarter.

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

Hedging – Natural Gas, Oil and NGLs Prices

We use commodity-based derivative contracts to help manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swaps, swaptions and collars to (1) reduce the effect of price volatility on the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. In addition, we may utilize basis contracts to hedge the differential between NYMEX and those of our physical pricing points or between Mont Belvieu and international propane indexes. For more discussion of our derivative activities, see Management’s Discussion of Critical Accounting Estimates – Natural Gas and Oil Derivatives below and Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk and Other Commodity Risk. For more information regarding the accounting for our derivatives, see the discussion in Notes 2, 10 and 11 to our consolidated financial statements. While there is a risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are a more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital and better access to bank and other credit markets.

Interest Rates

At December 31, 2018, we had $3.8 billion of debt outstanding. Of this amount, $2.9 billion bears interest at fixed rates averaging 5.2%. Bank debt totaling $943.0 million bears interest at floating rates, which averaged 4.1% at year-end 2018. The 30-day LIBOR rate on December 31, 2018 was 2.5%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2018 would cost us approximately $9.4 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resources position. However, as is customary in the natural gas and oil industry, we have various contractual work commitments which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs in 2019 to continue to be a function of supply and demand. Natural gas and oil prices have remained depressed but have recently improved. We continue to experience a decline in our cost structure.

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

Natural Gas and Oil Properties

We use the successful efforts method of accounting for natural gas and oil producing activities as opposed to the alternate acceptable full cost method. We believe that net assets and net income are more conservatively measured under the successful efforts method of accounting than under the full cost method, particularly during periods of active exploration. One difference between the successful efforts method of accounting and the full cost method is that under the successful efforts method, all exploratory dry holes and geological and geophysical costs are charged against earnings during the periods they occur; whereas, under the full cost method of accounting, such costs are capitalized as assets, pooled with the costs of successful wells and charged against earnings of future periods as a component of depletion expense. Under the successful efforts method of accounting, successful exploration drilling costs and all development costs are capitalized and these costs are systematically charged to expense using the units of production method based on proved developed natural gas and oil reserves as estimated by our engineers and audited by independent engineers. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized on our balance sheet if (1) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (2) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Proven property leasehold costs are amortized to expense using the units of production method based on total proved reserves. Properties are assessed for impairment as circumstances warrant (at least annually) and impairments to value are charged to expense. The successful efforts method inherently relies upon the estimation of proved reserves, which includes proved developed and proved undeveloped volumes.

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start up or shut in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, who reports directly to our President and Chief Executive Officer. For additional discussion, see in Items 1 & 2. Business and Properties – Proved Reserves of this report. To further ensure the reliability of our reserve estimates, we engage independent petroleum consultants to audit our estimates of proved reserves. Estimates prepared by third parties may be higher or lower than those included herein. Independent petroleum consultants audited approximately 94% of our reserves in 2018 compared to 98% in 2017 and 96% in 2016. Historical variances between our reserve estimates and the aggregate estimates of our consultants have been less than 5%. The reserves included in this report are those reserves estimated by our petroleum engineering staff.

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in the timing of when depletion expense is recognized. Downward revisions of proved reserves may result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition. Based on proved reserves at December 31, 2018, we estimate that a 1% change in proved reserves would increase or decrease 2019 depletion expense by approximately $5.1 million (based on current production estimates). Estimated reserves are used as the basis for calculating the expected future cash flows from property asset groups, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to natural gas and oil producing activities and reserve quantities in Note 19 to our consolidated financial statements. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis. It should not be assumed that the standardized measure is the current market value of our estimated proved reserves.

We monitor our long-lived assets recorded in natural gas and oil properties in our consolidated balance sheets to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future natural gas, NGLs and oil prices, an estimate of the ultimate amount of recoverable natural gas, NGLs and oil reserves that will be produced from the property asset groups future production, future production costs, future abandonment costs, and future inflation. Many assumptions are inherent, and to some extent, interdependent on one another in our estimate of future cash flows. The use of alternate judgments and assumptions could result in different levels of impairment charges. The need to test a property asset group for impairment can be based on several factors, including a significant reduction in sales prices for natural gas, NGLs and/or oil, unfavorable adjustments to reserves, physical damage to production equipment and facilities, a change in costs, or other changes to contracts or environmental regulations. Our natural gas and oil properties are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets which is the level at which depletion is calculated. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization is less than the estimated undiscounted future net cash flows. We estimate prices based upon market-related information including published futures prices. The estimated future level of production, which is based on proved and risk adjusted probable and possible reserves, has assumptions surrounding the future levels of prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. In certain circumstances, we also consider potential sales of properties to third parties in our estimates of future cash flows. When the carrying value exceeds the sum of future net cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future net cash flows using a discount rate similar to that used by market participants) and the carrying value of the asset. We cannot predict whether impairment charges may be required in the future. To the extent prices for natural gas, NGLs and oil decline further, costs increase or we have unfavorable adjustments of reserves, or other reasons, we have certain natural gas and oil properties with a carrying value of $1.5 billion that may require impairment in the future. Our recorded impairment of producing natural gas and oil properties was $22.6 million in 2018 compared to $63.7 million in 2017 and $43.0 million in 2016. In 2018, we increased our interest in certain properties in our shallow legacy oil and natural gas assets in Northwest Pennsylvania for a minimal dollar amount for which the fair value of this group of assets had been previously determined to be zero. We recorded impairment expense of $15.3 million related to these properties. Also, in 2018, impairment of $7.3 million was recorded related to natural gas and oil properties in Northern Oklahoma due to the possibility of a sale of these properties. In 2017, $63.7 million of impairment was recorded related to natural gas and oil properties in Oklahoma and the Texas Panhandle due to the possibility of sale of these properties. In 2016, an impairment of $43.0 million was recorded related to natural gas properties in Oklahoma due to lower prices and the possibility of a sale of these properties. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impractical to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome. If natural gas, NGLs and oil prices decrease or drilling efforts are unsuccessful, we may be required to record additional impairments.

We evaluate our unproved property investment periodically for impairment. The majority of these costs generally relate to the acquisition of leaseholds and allocated probable and possible reserve value resulting from acquisitions. The costs are capitalized and evaluated (at least quarterly) as to recoverability based on changes brought about by economic factors and potential shifts in business strategy employed by management. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. Potential impairment of individually significant unproved property is assessed on a property-by-property basis considering a combination of time, geologic and engineering factors. A significant portion of our unproved property is the result of value allocated in the MRD Merger related to probable and possible reserves whose recoverability is evaluated based on management expectations and ability to drill these locations. In certain circumstances, our future plans to develop acreage many accelerate our impairment. We have recorded abandonment and impairment expense related to unproved properties of $515.0 million in 2018 compared to $269.7 million in 2017 and $30.1 million in 2016.

Goodwill

As a result of the MRD Merger acquisition in September 2016, we had goodwill in the amount of $1.6 billion at September 30, 2018, the excess of consideration transferred over the fair value of MRD. Goodwill is not amortized but tested for impairment annually, as of November 1, or more frequently if events or circumstances indicate that impairment may exist. We assess the value of our business under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including applicable key assumptions listed below. These factors are analyzed to determine if events and circumstances have affected the fair value of our business. If we determine that it is more likely than not that our business is impaired, the quantitative approach is used to assess the asset’s fair value and the amount of the impairment. Under a quantitative approach, the fair value is calculated based on key assumptions listed below. If our carrying value exceeds our fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value.

When performing a quantitative impairment assessment, fair value is estimated based on a combination of (i) our market capitalization plus a control premium and (ii) projected discounted cash flows (an income approach). Under the income approach, the fair value is based on the present value of expected future cash flows. The income approach is dependent on a number of factors including estimates of forecasted revenue and operating costs, proved reserves, the success of future exploration for, and development of, unproved reserves, discount rates and other variables. Key assumptions used in the discounted cash flow model described above include estimated quantities of crude oil, natural gas and NGLs reserves, including both proved reserves and risk-adjusted unproved reserves; estimates of market prices considering forward commodity price curves as of the measurement date; and estimates of operating, administrative and capital costs adjusted for inflation. We discount the resulting future cash flows using a peer company based weighted average cost of capital. The estimated market capitalization method is determined by multiplying our average stock price and outstanding common shares plus a control premium. The control premium reflects the impact on asking price for a controlling interest in a company based on recent transaction premiums of comparable companies. We may also use the guideline transaction method or the guideline public company method to corroborate the estimated fair value. This requires management to make certain judgments including the selection of comparable companies and/or comparable recent company asset transactions, transaction premiums and selected financial metrics.

As of November 1, 2018, we conducted a qualitative goodwill impairment assessment by examining relevant events and circumstances which could have a negative impact on our business, such as:  macroeconomic conditions, industry and market conditions, including the downturn in the oil and gas industry, cost factors that could have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and other relevant entity-specific events. We identified factors, including commodity prices, our proved reserves evaluation and the market value of our common stock. At that time, our analysis indicated that our fair value was not below our book value. Between November 1, 2018 and December 31, 2018, the market value of our common stock declined significantly. We performed a quantitative impairment assessment as of December 31, 2018. Management utilized the assistance of a third-party valuation expert to determine the value of our reporting unit. The fair value was based on a combination of a market capitalization and an income approach. As a result of this measurement, the fair value of goodwill was zero and goodwill was fully impaired.

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

The need to test long-lived assets and goodwill for impairment can be based on several indicators, including a significant reduction in prices of natural gas, oil, condensate and NGLs, sustained declines in our common stock, unfavorable adjustments to reserves, significant changes in the expected timing of production and other changes to contracts or changes in the regulatory environment in which a property is located.

Natural Gas, NGLs and Oil Derivatives

All derivative instruments are recorded on our consolidated balance sheets as either an asset or a liability measured at its fair value. Fair value measurements for all of our derivatives are based on observable market-based inputs that are corroborated by market data and are discussed in Note 10 to our consolidated financial statements. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation (“ARO”), a corresponding adjustment is made to the natural gas and oil property balance. For example, as we analyze actual plugging and abandonment information, we may revise our estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of our wells. During 2018, we increased our existing ARO by $12.0 million or approximately 4% of the ARO balance at December 31, 2017. This was primarily due to an increase in our estimated costs to plug and abandon wells in Pennsylvania.  During 2017, we increased our existing ARO by $12.5 million or approximately 5% of the ARO balance at December 31, 2016. This was primarily due to an increase in our estimated costs to plug and abandon certain wells in North Louisiana and Pennsylvania. See Note 9 to the consolidated financial statements for disclosures regarding our asset retirement obligation estimates. In addition, increases in the discounted ARO resulting from the passage of time are reflected as accretion expense, a component of depletion, depreciation and amortization in the accompanying consolidated statements of operations. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates. An estimate of the sensitivity to operating results of other assumptions that had been used in recording these liabilities is not practical because of the number of obligations that must be assessed, the number of underlying assumptions and the wide range of possible assumptions.

Income Taxes

We are subject to income and other taxes in all areas in which we operate. For financial reporting purposes, we provide taxes at rates applicable for the appropriate tax jurisdictions. Estimates of amounts of income tax involve interpretation of complex tax laws, including the 2017 Tax Act.

Our consolidated balance sheets include deferred tax assets. Deferred tax assets arise when expenses are recognized in the financial statements before they are recognized in the tax returns or when income items are recognized in the tax returns before they are recognized in the financial statements. Deferred tax assets also arise when operating losses or tax credits are available to offset tax payments due in future years. Ultimately, realization of a deferred tax asset depends on the existence of sufficient taxable income within the future periods to absorb future deductible temporary differences, loss carryforwards or credits.

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. As a result, we may determine that an additional deferred tax asset valuation allowance should be established.

In assessing facts and circumstances surroundings realizability of our deferred tax assets, we are required to apply judgment to determine the weight of both positive and negative evidence in order to conclude whether the valuation allowance is necessary to net operating loss carryforwards and other deferred tax assets. In determining whether a valuation allowance is required for our deferred tax asset balances, we consider, among other factors, current financial position, results of operations, projected future taxable income, tax planning strategies and new legislation. Significant judgment is involved in this determination as we are required to make assumptions about future commodity prices, projected production, development activities, profitability, of future business strategies and forecasted economics in the oil and gas industry. Additionally, changes in the effective tax rate resulting from changes in tax law and our level of earnings may limit utilization of deferred tax assets and will affect valuation of deferred tax balances in the future. Changes in judgment regarding future realization of deferred tax assets may result in a reversal of all or a portion of the valuation allowance. In the period that determination is made, our net income will benefit from a lower effective tax rate.

We believe our net deferred tax assets, after valuation allowances, will ultimately be realized. During 2018, we increased our valuation allowances against our state net operating loss carryforwards, basis differences and credits from $93.8 million as of December 31, 2017 to $101.4 million as of December 31, 2018. The federal valuation allowances decreased from $31.3 million as of December 31, 2017 to $19.0 million as of December 31, 2018. See Note 6 to our consolidated financial statements for further information concerning our income taxes.

We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, income or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

Contingent Liabilities

A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost or range of cost can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, we often must estimate the amount of such losses. In many cases, our judgment is based on the input of our legal advisors and on the interpretation of laws and regulations, which can be interpreted differently by regulators and/or the courts. Actual costs can differ from estimates for many reasons. We monitor known and potential legal, environmental and other contingent matters and make our best estimate of when to record losses for these matters based on available information. Although we continue to monitor all contingencies closely, particularly our outstanding litigation, we currently have no material accruals for contingent liabilities. We generally record losses related to these type of contingencies as general and administrative expense in the consolidated statements of operations.

Revenue Recognition

Natural gas, NGLs and oil sales are generally recognized when control of the product is transferred and collectability is reasonably assured. We use the sales method to account for gas imbalances, recognizing revenue based on gas delivered rather than our working interest share of gas produced.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices as the volatility of these prices continues to impact our industry. We expect commodity prices to remain volatile and unpredictable in the future. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. We are at risk for changes in the fair value of all of our derivative instruments; however, such risk should be mitigated by price changes related to the underlying commodity transaction. While the use of derivative instruments could materially affect our results of operations in a particular quarter or annual period, we believe that the use of these instruments will not have a material adverse effect on our financial position or liquidity. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Natural gas prices affect us more than oil prices because approximately 67% of our December 31, 2018 proved reserves were natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2017 to December 31, 2018.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program may also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into combined natural gas derivative instruments containing a fixed price swap and a sold option to extend or double the volume (which we refer to as a swaption). The swap price is a fixed price determined at the time of the swaption contract. If the option is exercised, the contract will become a swap treated consistently with our fixed-price swaps. At December 31, 2018, our derivatives program includes swaps, swaptions and collars. These contracts expire monthly through December 2020. Their fair value, represented by the estimated amount that would be realized upon immediate liquidation as of December 31, 2018, approximated a net derivative asset of $80.9 million compared to a net derivative asset of $13.6 million at December 31, 2017. This change is primarily related to the settlements of derivative contracts during 2018 and to the natural gas, NGLs and oil futures prices as of December 31, 2018 in relation to the new commodity derivative contracts we entered into during 2018 for 2019 and 2020. At December 31, 2018, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
				(in thousands)
Natural Gas
2019	Swaps	1,318,041 Mmbtu/day	$ 2.86	$2,502
2019	Swaptions	113,014 Mmbtu/day	$ 2.81 (1)	$(5,694)
2020	Swaptions	80,000 Mmbtu/day	$ 2.77 (1)	$2,922

Crude Oil
2019	Swaps	7,000 bbls/day	$ 55.26	$20,029
2020	Swaps	1,562 bbls/day	$ 61.05	$6,452
2019	Collars	1,000 bbls/day	$ 63.00 - $ 73.03	$5,945

NGLs (C3-Propane)
January-June, 2019	Swaps	8,500 bbls/day	$ 0.92/gallon	$18,719
January-June, 2019	Collars	3,983 bbls/day	$ 0.92 - $1.02/gallon	$8,538

NGLs (NC4-Normal Butane)
January-March, 2019	Swaps	2,250 bbls/day	$ 1.22/gallon	$4,083

NGLs (C5-Natural Gasoline)
2019	Swaps	2,429 bbls/day	$ 1.44/gallon	$17,371

(1) Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. In 2019, we also have swaps in place for 150,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.81. In 2020, if the counterparty elects to double the volume, we would have additional swaps covering 80,000 Mmbtu per day at a weighted average price of $2.77.

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

Other Commodity Risk

We are impacted by basis risk as natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. In addition to the swaps above, we have entered into natural gas basis swap agreements. The price we receive for our natural gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively lock in the basis adjustments. The fair value of the natural gas basis swaps, which expire monthly through October 2021, was a net derivative asset of $4.8 million at December 31, 2018 and the volumes are for 70,940,000 Mmbtu.

As of December 31, 2018, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly in January through June and October through December 2019 and the fair value of these contracts was a net derivative asset of $117,000 on December 31, 2018.

In connection with our international propane swaps, at December 31, 2018, we had freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange. These contracts settle monthly through December 2019 and cover 10,000 metric tons per month with a fair value net derivative liability of $561,000 on December 31, 2018.

Commodity Sensitivity Analysis

The following table shows the fair value of our swaps and basis swaps and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at December 31, 2018. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$69,156	$(141,759)	$(353,090)	$142,901	$357,338
Swaptions	(2,772)	(29,398)	(83,682)	23,946	54,365
Collars	14,483	(3,453)	(8,140)	3,544	8,809
Basis swaps	4,883	(51)	(31)	6	15
Freight swaps	(561)	436	1,090	(436)	(1,090)

Counterparty Risk

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and commodity traders and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At December 31, 2018, our derivative counterparties include twenty financial institutions, of which all but four are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions and large commodity traders, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Our propane sales from the Marcus Hook facility near Philadelphia are short-term and are to a single purchaser. Ethane sales from Marcus Hook are to a single international customer bearing a credit rating similar to Range.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate publicly traded debt and variable rate bank debt. At December 31, 2018, we had $3.8 billion of debt outstanding. Of this amount, $2.9 billion bears interest at a fixed rate averaging 5.2%. Bank debt totaling $943.0 million bears interest at floating rates, which was 4.1% at December 31, 2018. On December 31, 2018, the 30-day LIBOR rate was 2.5%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2018 would cost us approximately $9.4 million in additional annual interest expense.

The fair value of our senior and subordinated debt is based on year-end December 2018 quoted market prices. The following table presents information on these fair values (in thousands):

	Carrying Value	Fair Value
Fixed rate debt:
Senior Subordinated Notes due 2021	$22,214	$21,638
(The interest rate is fixed at a rate of 5.75%)
Senior Subordinated Notes due 2022	19,054	17,072
(The interest rate is fixed at a rate of 5.00%)
Senior Subordinated Notes due 2023	7,712	6,690
(The interest rate is fixed at a rate of 5.00%)
Senior Notes due 2021	475,952	455,972
(The interest rate is fixed at a rate of 5.75%)
Senior Notes due 2022	580,032	519,343
(The interest rate is fixed at a rate of 5.00%)
Senior Notes due 2022	329,834	306,571
(The interest rate is fixed at a rate of 5.875%)
Senior Notes due 2023	741,531	654,683
(The interest rate is fixed at a rate of 5.00%)
Senior Notes due 2025	750,000	616,313
(The interest rate is fixed at a rate of 4.875%)
	$2,926,329	$2,598,282

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, which was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Ernst and Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2018. This report appears on the following page.

By:	/s/ JEFFREY L. VENTURA	By:	/s/ Mark S. scucchi
	Jeffrey L. Ventura		Mark S. Scucchi
	Chief Executive Officer and President		Senior Vice President and Chief Financial Officer

Fort Worth, Texas

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Range Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited Range Resources Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Range Resources Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Range Resources Corporation as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Range Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Range Resources Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09 Revenue from Contracts with Customers (Topic 606) and the related amendments.

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

Fort Worth, Texas

February 25, 2019

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$545	$448
Accounts receivable, less allowance for doubtful accounts of $6,118 and $7,111	490,723	348,833
Derivative assets	87,953	58,607
Inventory and other	22,964	21,346
Total current assets	602,185	429,234
Derivative assets	4,842	273
Goodwill	—	1,641,197
Natural gas and oil properties, successful efforts method	13,085,206	13,216,453
Accumulated depletion and depreciation	(4,062,021)	(3,649,716)
	9,023,185	9,566,737
Other property and equipment	111,908	114,361
Accumulated depreciation and amortization	(102,132)	(99,695)
	9,776	14,666
Other assets	68,166	76,734
Total assets	$9,708,154	$11,728,841

Liabilities
Current liabilities:
Accounts payable	$227,344	$343,871
Asset retirement obligations	5,485	6,327
Accrued liabilities	475,848	317,531
Accrued interest	41,990	43,511
Derivative liabilities	4,144	44,233
Total current liabilities	754,811	755,473
Bank debt	932,018	1,208,467
Senior notes	2,856,166	2,851,754
Senior subordinated notes	48,677	48,585
Deferred tax liabilities	666,668	693,356
Derivative liabilities	3,462	9,789
Deferred compensation liabilities	67,542	101,102
Asset retirement obligations and other liabilities	319,379	286,043
Total liabilities	5,648,723	5,954,569
Commitments and contingencies

Stockholders' Equity
Preferred stock, $1 par 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par 475,000,000 shares authorized, 249,519,687 issued
at December 31, 2018 and 248,144,397 issued at December 31, 2017	2,495	2,481
Common stock held in treasury, 9,665 shares at December 31, 2018 and 14,967 shares
at December 31, 2017	(391)	(599)
Additional paid-in capital	5,628,447	5,577,732
Accumulated other comprehensive loss	(658)	(1,332)
Retained (deficit) earnings	(1,570,462)	195,990
Total stockholders' equity	4,059,431	5,774,272
Total liabilities and stockholders' equity	$9,708,154	$11,728,841

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

Revenues and other income:
Natural gas, NGLs and oil sales	$2,851,077	$2,176,287	$1,197,215
Derivative fair value (loss) income	(51,192)	213,350	(261,391)
Brokered natural gas, marketing and other	482,760	221,393	164,115
Total revenues and other income	3,282,645	2,611,030	1,099,939

Costs and expenses:
Direct operating	139,531	134,252	97,388
Transportation, gathering, processing and compression	1,117,816	761,183	565,209
Production and ad valorem taxes	46,149	42,882	25,443
Brokered natural gas and marketing	496,047	220,311	168,576
Exploration	34,117	53,662	32,325
Abandonment and impairment of unproved properties	514,994	269,725	30,076
General and administrative	209,812	233,406	184,772
MRD Merger expenses	—	—	37,225
Termination costs	(373)	3,770	(519)
Deferred compensation plan	(18,631)	(50,915)	19,153
Interest	210,209	195,679	168,213
Depletion, depreciation and amortization	635,467	624,992	524,102
Impairment of proved properties	22,614	63,679	43,040
Impairment of goodwill	1,641,197	—	—
Loss (gain) on the sale of assets	10,666	(23,716)	7,074
Total costs and expenses	5,059,615	2,528,910	1,902,077

(Loss) income before income taxes	(1,776,970)	82,120	(802,138)
Income tax (benefit) expense:
Current	—	17	98
Deferred	(30,489)	(251,043)	(280,848)
	(30,489)	(251,026)	(280,750)

Net (loss) income	$(1,746,481)	$333,146	$(521,388)

Net (loss) income per common share:
Basic	$(7.10)	$1.34	$(2.75)
Diluted	$(7.10)	$1.34	$(2.75)

Weighted average common shares outstanding:
Basic	246,171	245,091	189,868
Diluted	246,171	245,458	189,868

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(1,746,481)	$333,146	$(521,388)
Other comprehensive loss:
Postretirement benefits:
Actuarial gain	526	—	—
Prior service cost	—	(1,769)	—
Amortization of prior service costs	369	—	—
Income tax (expense) benefit	(221)	437	—
Total comprehensive (loss) income	$(1,745,807)	$331,814	$(521,388)

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016

Operating activities:
Net (loss) income	$(1,746,481)	$333,146	$(521,388)
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Deferred income tax benefit	(30,489)	(251,043)	(280,848)
Depletion, depreciation and amortization and impairment of proved properties	658,081	688,671	567,142
Impairment of goodwill	1,641,197	—	—
Exploration dry hole and impairment costs	4	9,172	18
Abandonment and impairment of unproved properties	514,994	269,725	30,076
Derivative fair value loss (income)	51,192	(213,350)	261,391
Cash settlements on derivative financial instruments	(131,522)	13,117	347,336
Allowance for bad debt	(1,000)	1,550	800
Amortization of deferred financing costs, loss on extinguishment of debt and other	2,515	5,445	7,170
Deferred and stock-based compensation	29,757	30,706	74,685
Loss (gain) on the sale of assets	10,666	(23,716)	7,074
Changes in working capital:
Accounts receivable	(142,381)	(102,866)	(20,586)
Inventory and other	138	(2,979)	6,220
Accounts payable	(4,274)	45,912	(27,259)
Accrued liabilities and other	138,293	12,764	(64,763)
Net cash provided from operating activities	990,690	816,254	387,068
Investing activities:
Additions to natural gas and oil properties	(960,916)	(1,148,613)	(466,252)
Additions to field service assets	(1,477)	(5,710)	(3,052)
Acreage purchases	(60,603)	(58,213)	(43,482)
MRD Merger, net of cash acquired	—	—	7,180
Proceeds from disposal of assets	324,549	72,468	193,755
Purchases of marketable securities held by the deferred compensation plan	(46,177)	(88,167)	(37,019)
Proceeds from the sales of marketable securities held by the deferred
compensation plan	49,190	89,178	40,035
Net cash used in investing activities	(695,434)	(1,139,057)	(308,835)
Financing activities:
Borrowings on credit facilities	2,070,000	2,041,000	2,274,000
Repayments on credit facilities	(2,338,000)	(1,712,000)	(1,487,000)
Repayment of Memorial credit facility	—	—	(597,000)
Repayment of senior or senior subordinated notes	—	(500)	(273,012)
Dividends paid	(19,940)	(19,839)	(16,682)
Debt issuance costs	(8,220)	(403)	(6,342)
Taxes paid for shares withheld	(3,183)	(6,983)	(3,849)
Change in cash overdrafts	(5,563)	17,180	18,393
Proceeds from the sales of common stock held by the deferred compensation plan	9,747	4,482	13,102
Net cash (used in) provided from financing activities	(295,159)	322,937	(78,390)
Increase (decrease) in cash and cash equivalents	97	134	(157)
Cash and cash equivalents at beginning of year	448	314	471
Cash and cash equivalents at end of year	$545	$448	$314

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

						Accumulated
			Common stock			other
	Common stock		held in	Additional paid-	Retained	comprehensive
	Shares	Par value	treasury	in capital	(deficit)/earnings	(loss) income	Total
Balance as of December 31, 2015	169,376	$1,693	$(2,245)	$2,442,623	$317,587	$—	$2,759,658
Issuance of common stock	77,799	778	—	3,047,875	—	—	3,048,653
Stock-based compensation expense	—	—	—	37,023	—	—	37,023
Tax benefit related to stock-based compensation	—	—	—	(2,062)	—	—	(2,062)
Cash dividends paid ($0.08 per share)	—	—	—	—	(16,682)	—	(16,682)
Cumulative-effect adjustment from adoption of ASU2016-09	—	—	—	—	103,166	—	103,166
Treasury stock issuance	—	—	1,036	(1,036)	—	—	—
Net loss	—	—	—	—	(521,388)	—	(521,388)
Balance as of December 31, 2016	247,175	2,471	(1,209)	5,524,423	(117,317)	—	5,408,368
Issuance of common stock	969	10	—	2,977	—	—	2,987
Stock-based compensation expense	—	—	—	50,942	—	—	50,942
Cash dividends paid ($0.08 per share)	—	—	—	—	(19,839)	—	(19,839)
Treasury stock issuance	—	—	610	(610)	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,332)	(1,332)
Net income	—	—	—	—	333,146	—	333,146
Balance as of December 31, 2017	248,144	2,481	(599)	5,577,732	195,990	(1,332)	5,774,272
Issuance of common stock	1,374	14	—	13,682	—	—	13,696
Issuance of common stock upon vesting of PSUs	2	—	—	31	(31)	—	—
Stock-based compensation expense	—	—	—	37,210	—	—	37,210
Cash dividends paid ($0.08 per share)	—	—	—	—	(19,940)	—	(19,940)
Treasury stock issuance	—	—	208	(208)	—	—	—
Other comprehensive income	—	—	—	—	—	674	674
Net loss	—	—	—	—	(1,746,481)	—	(1,746,481)
Balance as of December 31, 2018	249,520	$2,495	$(391)	$5,628,447	$(1,570,462)	$(658)	$4,059,431

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Organization and Nature of Business

Range Resources Corporation (“Range,” “we,” “us,” or “our”) is a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”), crude oil and condensate company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian and North Louisiana regions of the United States. Our objective is to build stockholder value through consistent returns focused development, measured on a per share debt-adjusted basis, for both reserves and production. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC”.

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

Estimated quantities of natural gas, NGLs, crude oil and condensate reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and condensate, NGLs and natural gas. There are numerous uncertainties inherent in estimating quantities of proved natural gas, NGLs, crude oil and condensate reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserves estimates may be different from the quantities of natural gas, NGLs and crude oil and condensate that are ultimately recovered. See Supplemental Information on Natural Gas and Oil Exploration, Development and Production Activities for further detail.

Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment, asset retirement obligations, goodwill, valuation of derivative instruments and valuation allowances for deferred income tax assets, among others. Although we believe these estimates are reasonable, actual results could differ from these estimates.

Business Segment Information

We have evaluated how we are organized and managed and have identified only one operating segment, which is the exploration and production of natural gas, NGLs, crude oil and condensate in the United States. We consider our gathering, processing and marketing functions as integral to our natural gas, crude oil and condensate producing activities. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and this information is regularly evaluated by the chief operating decision maker for the purpose of allocating resources and assessing performance.

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

Revenue Recognition, Accounts Receivable and Gas Imbalances

Natural gas, NGLs and oil sales revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. See a more detailed summary of our product types below.

Natural Gas and NGLs Sales

Under our gas processing contracts, we deliver natural gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas and remits proceeds to us for the resulting sales of NGLs and residue gas. In these scenarios, we evaluate whether we are the principal or the agent in the transaction. For those contracts that we have concluded that we are the principal, the ultimate third party is our customer and we recognize revenue on a gross basis, with gathering, compression, processing and transportation fees presented as an expense. Alternatively, for those contracts that we have concluded that we are the agent, the midstream processing entity is our customer and we recognize revenue based on the net amount of the proceeds received from the midstream processing entity.

In certain natural gas processing agreements, we may elect to take our residue gas and/or NGLs in kind at the tailgate of the midstream entity’s processing plant and subsequently market the product on our own. Through the marketing process, we deliver product to the ultimate third-party purchaser at a contractually agreed-upon delivery point and receive a specified index price from the purchaser. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering, processing and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser, are presented as transportation, gathering, processing and compression expense.

Oil Sales

Our oil sales contracts are generally structured in one of the following ways:

•

We sell oil production at the wellhead and collect an agreed-upon index price, net of transportation incurred by the purchaser (that is, a netback arrangement). In this scenario, we recognize revenue when control transfers to the purchaser at the wellhead at the net price received.

•

We deliver oil to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title, and risk of loss of the product. Under this arrangement, we pay a third party to transport the product and receive a specified index price from the purchaser with no deduction. In this scenario, we recognize revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser. The third-party costs are recorded as transportation, gathering, processing and compression expense.

Brokered Natural Gas, Marketing and Other

We realize brokered margins as a result of buying natural gas or NGLs utilizing separate purchase transactions, generally with separate counterparties and subsequently selling that natural gas or NGLs under our existing contracts to fill our contract commitments or use existing infrastructure contracts to economically fulfill available capacity. In these arrangements, we take control of the natural gas purchased prior to delivery of that gas under our existing gas contracts with a separate counterparty. Revenues and expenses related to brokering natural gas are reported gross as part of revenues and expenses in accordance with applicable accounting standards. Our net brokered margin was a loss of $16.3 million in 2018 compared to losses of $5.7 million in 2017 and losses of $2.8 million in 2016.

Although receivables are concentrated in the oil and gas industry, we do not view this as an unusual credit risk. We provide for an allowance for doubtful accounts for specific receivables judged unlikely to be collected based on the age of the receivable, our experience with the debtor, potential offsets to the amount owed and economic conditions. In certain instances, we require purchasers to post stand-by letters of credit. Many of our receivables are from joint interest owners of properties we operate. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. We have allowances for doubtful accounts relating to exploration and production receivables of $6.1 million at December 31, 2018 compared to $7.1 million at December 31, 2017. We recorded bad debt income of $1.0 million in the year ended December 31, 2018 compared to expense of $1.6 million in the year ended December 31, 2017 and expense of $800,000 in the year ended December 31, 2016.

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

The recognition of gains or losses on derivative instruments is not considered revenue from contracts with customers. We may use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales or in limited cases may use them for contracts we intend to physically settle but that do not meet all of the criteria to be treated as normal sales.

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

Inventory

Inventories were comprised of $8.0 million of materials and supplies at December 31, 2018 compared to $12.1 million at December 31, 2017. Inventories consist primarily of tubular goods and equipment used in our operations and are stated at the lower of specific cost of each inventory item or net realizable value, on a first-in, first-out basis. Our material and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is reviewed periodically for obsolescence or impairment when market conditions indicate. At December 31, 2018, we also had commodity inventory of $965,000, compared to $508,000 at December 31, 2017, which is carried at lower of weighted average cost or net realizable value, on a first-in, first-out basis. Commodity inventory at December 31, 2018 consists of NGLs held as line fill in pipelines or tanks.

Goodwill

During 2016, we recorded $1.7 billion of goodwill associated with our MRD Merger, which represented the excess of consideration transferred over the fair value of the assets acquired and liabilities assumed. In 2017, final purchase adjustments for the MRD Merger resulted in a $13.1 million decrease to goodwill. Goodwill is not amortized but tested for impairment annually, as of November 1st, or more frequently if events or circumstances indicate that impairment may exist. We assess the value of our business under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including an examination of relevant events and circumstances that could have a negative impact on our business, such as macroeconomic conditions, industry and market conditions (including current commodity prices), earnings and cash flows, overall financial performance and other relevant entity-specific events. These factors are analyzed to determine if events and circumstances have affected the fair value of our business.

If we determine that it is more likely that our business is impaired, the quantitative approach is used to assess our fair value and the amount of the impairment. When performing a quantitative impairment assessment of goodwill, fair value is estimated based on a combination of (i) projected discounted cash flows (an income approach); and (ii) market capitalization plus a control premium approach. Under the income approach, the fair value is based on the present value of expected future cash flows. The income approach is dependent on a number of factors including estimates of forecasted revenue and operating costs, proved reserves, as well as the success of future exploration for, and development of, unproved reserves, discount rates and other variables. Key assumptions used in the discounted cash flow model include estimated quantities of crude oil, natural gas and NGLs reserves, including both proved reserves and risk-adjusted unproved reserves, estimates of market prices considering forward commodity price curves as of the measurement date, and estimates of operating, administrative and capital costs adjusted for inflation. We discount the resulting future cash flows using a peer company based weighted average cost of capital. The estimated market capitalization approach is determined by multiplying our average stock price and outstanding common shares plus a control premium. The control premium reflects the impact on asking price for a controlling interest in a company based on recent transaction premiums of comparable companies. This requires management to make certain judgments including the selection of comparable companies and/or comparable recent company asset transactions and transaction premiums. If our carrying value exceeds our fair value calculated using the quantitative approach, an impairment charge is recorded for the difference between fair value and carrying value.

In fourth quarter 2018, we determined goodwill was fully impaired and recorded an impairment charge of $1.6 billion. For more information, see Note 11.

Natural Gas and Oil Properties

Property Acquisition Costs. We use the successful efforts method of accounting for natural gas and oil producing activities. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, delay rentals and costs of carrying and retaining unproved properties are expensed. Costs incurred for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) we are making sufficient progress assessing the reserves and the economic and operating viability of the project. The status of suspended well costs is monitored continuously and reviewed not less than quarterly. We capitalize successful exploratory wells and all developmental wells, whether successful or not. Due to the capital-intensive nature and the geographical location of certain projects, it may take an extended period of time to evaluate the future potential of an exploration project and the economics associated with making a determination on its commercial viability. In these instances, the project’s feasibility is not contingent upon price improvements or advances in technology, but rather our ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies’ production data in the area, transportation or processing facilities and/or obtaining partner approval to drill additional appraisal wells. These activities are ongoing and are being pursued constantly. Consequently, our assessment of suspended exploratory well costs is continuous until a decision can be made that the project has found proved reserves to sanction the project or is noncommercial and is charged to exploration expense. For more information regarding suspended exploratory well costs, see Note 17.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization of proved producing properties, including other property and equipment such as gathering lines related to natural gas and oil producing activities, is provided on the units of production method. Historically, we have adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. In the year ended December 31, 2015, the fair value of our natural gas and oil properties in Northwest Pennsylvania was determined to be zero. As a result, any future adjustments to the asset retirement liability for these properties represents an impairment expense and we have elected to record such expense in depreciation, depletion and amortization. In the year ended December 31, 2018, additional expense of $9.8 million was recorded related to these costs compared to $158,000 in the year ended December 31, 2017 and $1.9 million in the year ended December 31, 2016.

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

We evaluate our unproved property investment periodically for impairment. The majority of these costs generally relate to the acquisition of leasehold costs and allocated probable and possible reserves value resulting from acquisitions. The costs are capitalized and evaluated (at least quarterly) as to recoverability based on changes brought about by economic factors and potential shifts in business strategy employed by management which could impact the number of drilling locations we intend to drill. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. Information such as reservoir performance or future plans to develop acreage is also considered. Impairment of individually significant unproved property is assessed on a property-by-property basis considering a combination of time, geologic and engineering factors. In certain circumstances, our future plans to develop acreage may accelerate our impairment. A significant portion of our unproved property is the result of value allocated in the MRD Merger related to probable and possible reserves whose recoverability is evaluated based on managements expectations and ability to drill these locations. Unproved properties had a net book value of $2.1 billion as of December 31, 2018 compared to $2.6 billion in 2017. We have recorded abandonment and impairment expense related to unproved properties of $515.0 million in the year ended December 31, 2018 compared to $269.7 million in 2017 and $30.1 million in 2016. Abandonment and impairment expense in 2018 includes an impairment of $436.0 million related to probable and possible reserve value allocated in the MRD Merger which we no longer have the intent to drill.

Dispositions. Proceeds from the disposal of natural gas and oil producing properties that are part of an amortization base are credited to the net book value of the amortization group with no immediate effect on income. However, gain or loss is recognized if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base. Dispositions are accounted for as a sale of assets. For additional information regarding our dispositions, see Note 4.

Acquisitions. Acquisitions of proved properties are accounted for as either a business combination or an asset acquisition and, accordingly, the results of operations are included in the accompanying consolidated statements of operations from the closing date of the acquisition. In a business combination, purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. In an asset acquisition, fair value is assigned to the assets acquired. In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities. For additional information regarding our acquisitions, see Note 4.

Other Property and Equipment

Other property and equipment includes assets such as buildings, furniture and fixtures, field equipment, leasehold improvements and data processing and communication equipment. These items are generally depreciated by individual components on a straight-line basis over their economic useful life, which is generally from three to ten years. Leasehold improvements are amortized over the lesser of their economic useful lives or the underlying terms of the associated leases. Depreciation expense was $6.0 million in the year ended December 31, 2018 compared to $7.7 million in the year ended December 31, 2017 and $8.4 million in the year ended December 31, 2016.

Other Assets

Other assets at December 31, 2018 include $57.3 million of marketable securities held in our deferred compensation plans and $9.1 million of other investments including surface acreage. Other assets at December 31, 2017 include $67.1 million of marketable securities held in our deferred compensation plans and $9.6 million of other investments including surface acreage.

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. The expense we recognize is net of estimated forfeitures. We estimate our forfeiture rate based on prior experience and adjust it as circumstances warrant. If actual forfeitures are different than expected, adjustments to recognize expense may be required in future periods. To the extent possible, we limit the amount of shares to be issued for these awards by satisfying tax withholding requirements with cash. All awards have been issued at prevailing market prices at the time of grant and the vesting of these awards is based on an employee’s continued employment with us, with the exception of employment termination due to death, disability or retirement. For additional information regarding stock-based compensation, see Note 12.

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

All realized and unrealized gains and losses on derivatives are accounted for using the mark-to-market accounting method. We recognize all unrealized and realized gains and losses related to these contracts in each period in derivative fair value in the accompanying consolidated statements of operations. Certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. We also have collars which establish a minimum floor price and a predetermined ceiling price. At times, we have also entered into basis swap agreements. The price we receive for our natural gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into natural gas basis swap agreements that effectively fix our basis adjustments. We have also entered into propane basis swaps which lock in the differential between Mont Belvieu and international propane indexes. Beginning in third quarter 2017, we entered into combined natural gas derivative instruments containing a fixed price swap and a sold option to extend or double the volume (which we refer to as a swaption). The swap price is a fixed price determined at the time of the swaption contract. If the option is exercised, the contract will become a swap treated consistently with our fixed-price swaps. For additional information regarding our derivatives, see Note 10.

From time to time, we may enter into derivative contracts and pay or receive premium payments at the inception of the derivative contract which represent the fair value of the contract at its inception. These amounts would be included within the net derivative asset or liability on our consolidated balance sheets. The amounts paid or received for derivative premiums reduce or increase the amount of gains and losses that are recorded in the earnings each period as the derivative contracts settle. During 2018, we did not materially modify any existing derivative contracts.

Concentrations of Credit Risk

As of December 31, 2018, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative contracts. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions, commodity traders and end-users in various industries and such receivables are generally unsecured. This concentration of companies may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. To manage risks of collecting accounts receivable, we monitor our counterparties’ financial strength and/or credit ratings and where we deem necessary, we obtain parent company guarantees, prepayments, letters of credit or other credit enhancements to reduce risk of loss. Our allowance for doubtful accounts was $6.1 million at December 31, 2018 compared to $7.1 million at December 31, 2017. We do not anticipate a material impact on our financial results due to non-performance by third parties.

For the years ended December 31, 2018, 2017 and 2016, we had one customer that accounted for 10% or more of total natural gas, NGLs and oil sales. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, NGLs and oil production.

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

At December 31, 2018, our derivative counterparties included twenty financial institutions and commodity traders, of which all but four are secured lenders in our bank credit facility. At December 31, 2018, our net derivative asset includes a receivable from the counterparties not included in our bank credit facility totaling $9.7 million. In determining fair value of derivative assets, we evaluate the risk of non-performance and incorporate factors such as amounts owed under other agreements permitting set-off, as well as pricing of credit default swaps for the counterparty. Net derivative liabilities are determined in part by using our market based credit spread to incorporate our theoretical risk of non-performance.

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

Contingencies

We are subject to legal proceedings, claims, and liabilities and environmental matters that arise in the ordinary course of business. We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated. See Note 15 for a more detailed discussion regarding our contingencies.

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

(3) Accounting Standards

Recently Adopted

Pension Accounting Standard

In March 2017, an accounting standards update was issued which provides additional guidance on the presentation of net benefit cost in the statement of operations. Employers are to present the service cost component of net periodic benefit cost in the same consolidated results of operations line item as other employee compensation costs arising from services rendered during the period. This new standards update was effective for annual reporting periods in first quarter 2018 and must be applied retrospectively. We adopted this standards update in first quarter 2018. The adoption did not impact our consolidated results of operations, financial position, cash flows or disclosures. We had no service cost recorded prior to 2018 due to the implementation of our post retirement benefit plan at the end of 2017. In 2018, our service cost is recorded in general and administrative expense.

Modification of Share – Based Awards

In May 2017, an accounting standards update was issued which clarifies what constitutes a modification of a share-based award. This standards update was intended to provide clarity and reduce both diversity in practice and cost and complexity to a change to the terms or conditions of a share-based payment award. We adopted this standards update in first quarter 2018. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows or disclosures.

Revenue Recognition Standard

In May 2014, an accounting standards update was issued that superseded the existing revenue recognition requirements. This standard included a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Among other things, the standard also eliminated industry-specific revenue guidance, required enhanced disclosures about revenue, provided guidance for transactions that were not previously addressed comprehensively and improved guidance for multiple-element arrangements. This standard was effective for us in first quarter 2018 and we adopted the new standards update using the modified retrospective method to all open contracts as of January 1, 2018. Our implementation of this standard did not result in a cumulative-effect adjustment on date of adoption; however, our financial statement presentation related to revenue received from certain gas processing contracts changed. Based on previous accounting guidance, certain of our gas processing contracts were reported in revenue at the net price (net of processing costs) we receive. Upon adoption of this accounting standards update, these contracts are now reported as a gross price received at a delivery point and separate transportation, marketing and processing expense. The impact of adoption of the new revenue recognition standard on our current period results is as follows (in thousands):

	Year Ended December 31, 2018
	As Reported		Previous Revenue Recognition Method
	$	$ Per mcfe	$	$ Per mcfe	Increase	$ Per mcfe
Revenues:
Natural gas, NGLs and oil sales	$2,851,077	$3.55	$2,678,278	$3.33	$172,799	$0.22
Costs and expenses:
Transportation, gathering, processing and compression	$1,117,816	$1.39	$945,017	$1.17	$172,799	$0.22
Net loss	$(1,746,481)		$(1,746,481)		$—

Changes to natural gas, NGLs and oil sales and transportation, gathering, processing, and compression expenses is due to the conclusion that we represent the role of principal in certain gas processing and marketing agreements with a midstream entity in accordance with the new accounting standard. This represents a change from our previous conclusion utilizing the principal versus agent indication that we acted as the agent in that agreement. As a result, we were required to modify our presentation to present revenue on a gross basis for amounts expected to be received from third-party customers through the marketing process, with expenses incurred prior to control of the products transferring to the midstream entity at the tailgate of the plant presented as transportation, gathering, processing and compression expense.

Goodwill Standard

In January 2017, an accounting standards update was issued that eliminates the requirements to calculate the implied fair value of goodwill to measure any goodwill impairment charge. Instead, entities are to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This standard is effective for annual periods beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption was permitted for any goodwill impairment tests performed in first quarter 2017 or later. We elected to adopt this accounting standards update in first quarter 2017. The adoption did not have a significant impact on our consolidated results of operations, financial position, cash flows or disclosures at adoption; however, this standard did change our policy for our annual goodwill impairment assessment by eliminating the requirement to calculate the implied fair value of goodwill.

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

Classification in the Statement of Cash Flows

In August 2016, an accounting standards update was issued that clarifies how entities classify certain cash receipts and cash payments on the statement of cash flows. The guidance was effective for us in first quarter 2018 and should be applied retrospectively with early adoption permitted. We adopted this new standard in fourth quarter 2017 on a retrospective basis. Adoption of this standard did not have an impact on our consolidated cash flow statement presentation.

Definition of a Business

In January 2017, an accounting standards update was issued which clarifies the definition of a business. This new standard was effective for us in first quarter 2018 with early adoption permitted. We adopted this new standard in fourth quarter 2017. Adoption of this standard did not have a significant impact on our consolidated results of operations, financial position, cash flows or disclosures.

Share-Based Payment Awards

In March 2016, an accounting standards update was issued that simplifies several aspects of the accounting for share-based payment award transactions. We adopted this accounting standards update in fourth quarter 2016 which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that included the interim period of adoption. As a result of this adoption, all cash payments for withheld shares made to taxing authorities on the employee’s behalf are presented in the financing section instead of the operating activities section of the statement of cash flows. The change in the statement of cash flows was not material for the year ended December 31, 2016. We recorded a cumulative-effect adjustment to retained earnings and reduced our deferred tax liability for $101.1 million for previously unrecognized tax benefits due to our NOL position. Adoption of this new standards update resulted in the recognition of an excess tax deficiency in our provision for income taxes rather than paid-in capital of $2.1 million for the year ended December 31, 2016.

Not Yet Adopted

Lease Accounting Standard

In February 2016, an accounting standards update was issued that requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months. Classification of leases as either a finance or operating lease will determine the recognition, measurement and presentation of expenses. This accounting standards update also requires certain quantitative and qualitative disclosures about leasing arrangements. This standard does not apply to leases to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained. We have evaluated each of our lease arrangements and have enhanced our systems to track and calculate additional information necessary for adoption of this standard. We have identified and documented changes to processes and controls to ensure all impacts of the new standard are effectively addressed. We are evaluating the provisions of this accounting standards update and finalizing the impact it will have on our consolidated results of operations, financial position and financial disclosures. While we have yet to finalize the impact this standards update will have on our consolidated financial statements, the adoption will increase our recorded assets and liabilities related to our leases.

We will adopt this new standards update in first quarter 2019 using a modified retrospective approach and will recognize a right of use asset and lease liability on the adoption date. We are applying the following practical expedients as provided in the standards update:

•

an election to not apply the recognition requirements in the new standards update to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option); and

•	a package of practical expedients to not reassess whether a contract contains a lease, lease classification and initial direct costs; and
•	a practical expedient to not reassess certain land easements in existence prior to January 1, 2019.

We have not yet determined the extent of the adjustments that will be required upon implementation of this new standards update.

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

(4)	Dispositions and Acquisitions

We recognized a pretax net loss on the sale of assets of $10.7 million in the year ended December 31, 2018 compared to a gain of $23.7 million in 2017 and a loss of $7.1 million in 2016. The following describes the significant divestitures that are included in our consolidated results of operations for each of three years ended December 31, 2018, 2017 and 2016.

2018 Dispositions

Pennsylvania. In fourth quarter 2018, we sold a proportionately reduced 1% overriding royalty in our Washington County, Pennsylvania leases for gross proceeds of $300.0 million. We recorded a loss of $10.2 million related to this sale, after closing adjustments and transaction fees.

Northern Oklahoma. In third quarter 2018, we sold properties in Northern Oklahoma for proceeds of $23.3 million and we recorded a net loss of $39,000 related to this sale, after closing adjustments.

Other. In 2018, we sold miscellaneous proved property, inventory and other assets for proceeds of $1.2 million, resulting in a pretax loss of $448,000.

2017 Dispositions

Texas Panhandle. In fourth quarter 2017, we sold various properties in the Texas Panhandle for proceeds of $40.4 million and we recorded a loss of $989,000 related to this sale, after closing adjustments.

Western Oklahoma. In 2017, we sold certain properties in Oklahoma for proceeds of $30.8 million and we recorded a gain of $23.8 million related to this sale, after closing adjustments and transaction fees.

Other. In 2017, we sold miscellaneous unproved property, inventory and surface property for proceeds of $1.3 million resulting in a gain of $870,000.

2016 Dispositions

Western Oklahoma. In 2016, we sold various properties in Western Oklahoma for proceeds of $78.6 million and we recorded a loss of $5.3 million related to these sales, after closing adjustments and transaction fees.

Pennsylvania. In 2016, we sold our non-operated interest in certain wells and gathering facilities in northeast Pennsylvania for proceeds of $111.5 million. After closing adjustments, we recorded a loss of $2.1 million related to this sale.

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

Allocation of Purchase Price. The MRD Merger was accounted for as a business combination, using the acquisition method. The total purchase price of the MRD Merger was allocated to the assets acquired and the liabilities assumed based on the fair value at the effective time of the merger, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill.

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

(5)	Revenues from Contracts with Customers

Disaggregation of Revenue

We have identified three material revenue streams in our business: natural gas sales, NGLs sales, crude oil and condensate sales. Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

Year Ended December 31, 2018
Natural gas sales (a)	$2,137,573
NGLs sales (b)	940,378
Crude oil and condensate sales	255,885
Total	$3,333,836
(a)	Natural gas sales revenue reported above includes $460.3 million of brokered revenues and $13.4 million of marketing revenue.
(b)	NGLs sales revenue reported above includes $9.0 million of brokered revenues.

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

Contract Balances

Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $438.3 million at December 31, 2018 and $305.7 million at December 31, 2017.

Prior−Period Performance Obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain gas and NGLs sales may be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. We have internal controls in place for our estimation process and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

(6)	Income Taxes

Our income tax benefit was $30.5 million for the year ended December 31, 2018 compared to $251.0 million in 2017 and $280.8 million in 2016. Reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
Federal rate change	—	(406.7)	—
State	(0.3)	(0.7)	3.0
State rate and law change	0.9	(1.3)	1.0
Non-deductible executive compensation	—	0.7	(0.2)
Non-deductible MRD transaction costs	—	—	(0.6)
Valuation allowances	(0.4)	36.8	(2.5)
Equity compensation	(0.1)	30.2	(0.7)
Goodwill impairment	(19.4)	—	—
Other	—	0.3	—
Consolidated effective tax rate	1.7%	(305.7%)	35.0%

Income tax (benefit) expense attributable to (loss) income before income taxes consists of the following (in thousands):

	2018			2017			2016
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$—	$(25,322)	$(25,322)	$—	$(302,507)	$(302,507)	$—	$(266,105)	$(266,105)
U.S. state and local	—	(5,167)	(5,167)	17	51,464	51,481	98	(14,743)	(14,645)
Total	$—	$(30,489)	$(30,489)	$17	$(251,043)	$(251,026)	$98	$(280,848)	$(280,750)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$542,847	$413,672
Deferred compensation	19,844	24,704
Equity compensation	8,152	5,269
AMT credits and other credits	3,296	7,264
Asset retirement obligation	78,126	69,398
Other	30,492	18,806
Valuation allowances:
Federal	(18,975)	(31,308)
State, net of federal benefit	(101,372)	(93,826)
Total deferred tax assets	562,410	413,979
Deferred tax liabilities:
Depreciation, depletion and investments	(1,207,784)	(1,105,494)
Cumulative mark-to-market gain	(21,294)	(1,841)
Other	—	—
Total deferred tax liabilities	(1,229,078)	(1,107,335)
Net deferred tax liability	$(666,668)	$(693,356)

On December 22, 2017, the 2017 Tax Act was signed into law. The law significantly reforms the Internal Revenue Code of 1986, as amended. The reduction in the corporate tax rate required a one-time revaluation of certain tax related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. We reviewed all of the valuation allowances previously established at the corporate rate of 35% to reflect the appropriate new balances after the enactment of the new law. A one-time tax benefit was recorded related to the tax law changes in the amount of $334.0 million in the year ended December 31, 2017.

At December 31, 2018, deferred tax liabilities exceeded deferred tax assets by $666.7 million. As of December 31, 2018, we have a state valuation allowance of $101.4 million related to state tax attributes in Louisiana, Oklahoma, Pennsylvania, Texas and West Virginia. As of December 31, 2018, we have federal valuation allowances of $19.0 million primarily related to our federal net operating loss carryforward and charitable contribution carryforward. See the table below for activity related to these valuation allowances.

The changes in our deferred tax asset valuation allowances are as follows (in thousands):

	2018	2017	2016
Balance at the beginning of the year	$(125,134)	$(107,174)	$(87,623)
Charged to provision for income taxes:
State net operating loss carryforwards	(23,926)	(11,612)	(17,374)
Federal net operating carryforwards	11,716	15,385	(1,100)
Other state valuation allowances	16,380	(23,790)	500
Other federal valuation allowances	494	(247)	(477)
Other	123	2,304	(1,100)
Balance at the end of the year	$(120,347)	$(125,134)	$(107,174)

At December 31, 2018, we had federal net operating loss (“NOL”) carryforwards of $2.0 billion that expire between 2019 and 2037 and also include $520.1 million of NOL carryforwards that do not expire. We have state NOL carryforwards in Pennsylvania of $882.7 million that expire between 2025 and 2038 and in Louisiana, we have $338.6 million that expire between 2034 and 2038. We file consolidated tax returns in the United States federal jurisdiction. We file separate company state income tax returns in Louisiana, Pennsylvania and Virginia and file consolidated or unitary state income tax returns in Oklahoma, Texas and West Virginia. We are subject to U.S. Federal income tax examinations for the years 2015 and after and we are subject to various state tax examinations for years 2014 and after. We have not extended the statute of limitation period in any income tax jurisdiction. Our policy is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties related to tax amounts as of December 31, 2018. Throughout 2018 and 2017, our unrecognized tax benefits were not material.

(7)	Net Income (Loss) per Common Share

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

	Year Ended December 31,
	2018	2017	2016
Net (loss) income, as reported	$(1,746,481)	$333,146	$(521,388)
Participating basic earnings (a)	(245)	(3,751)	(223)
Basic net (loss) income attributed to common stockholders	(1,746,726)	329,395	(521,611)
Reallocation of participating earnings (a)	—	5	—
Diluted net (loss) income attributed to common stockholders	$(1,746,726)	$329,400	$(521,611)
Net (loss) income per common share:
Basic	$(7.10)	$1.34	$(2.75)
Diluted	$(7.10)	$1.34	$(2.75)
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

The following table provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2018	2017	2016
Denominator:
Weighted average common shares outstanding – basic (1)	246,171	245,091	189,868
Effect of dilutive securities:
Director and employee restricted stock and performance-based equity awards	—	367	—
Weighted average common shares outstanding – diluted	246,171	245,458	189,868
(1)	Includes common stock issued in connection with the exchange of 77.0 million shares for all outstanding Memorial common stock on September 16, 2016.

Weighted average common shares – basic excludes 3.1 million shares of restricted stock Liability Awards held in our deferred compensation plans (although all awards are issued and outstanding upon grant) for the period ending December 31, 2018 and 2.8 million shares for both of the periods ending December 31, 2017 and 2016. Due to our net loss for the years ended December 31, 2018 and 2016, we excluded all outstanding equity grants from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations. Equity grants of 702,000 for the year ended December 31, 2017 were outstanding but not included in the computations of diluted net income per share because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computations. For purposes of calculating diluted weighted average common shares for the year ended December 31, 2017, nonvested restricted stock and performance based equity awards are included in the computation using the treasury stock method with the deemed proceeds equal to the average unrecognized compensation during the period.

(8) Indebtedness

We had the following debt outstanding as of the dates shown below (in thousands) (bank debt interest rate at December 31, 2018 is shown parenthetically). The expenses of issuing debt are capitalized and included as a reduction to debt in the accompanying consolidated balance sheets. These costs are amortized over the expected life of the related instruments. When debt is retired before maturity, or modifications significantly change the cash flows, the related unamortized costs are expensed. No interest was capitalized during 2018, 2017, and 2016.

	December 31, 2018	December 31, 2017
Bank debt (4.1%)	$943,000	$1,211,000
Senior notes
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2023	741,531	741,531
5.00% senior notes due 2022	580,032	580,032
5.75% senior notes due 2021	475,952	475,952
5.875% senior notes due 2022	329,244	329,244
Other senior notes due 2022	590	590
Total senior notes	2,877,349	2,877,349
Senior subordinated notes
5.00% senior subordinated notes due 2023	7,712	7,712
5.00% senior subordinated notes due 2022	19,054	19,054
5.75% senior subordinated notes due 2021	22,214	22,214
Total senior subordinated notes	48,980	48,980
Total debt	3,869,329	4,137,329
Unamortized premium	4,741	6,027
Unamortized debt issuance costs	(37,209)	(34,550)
Total debt (net of debt issuance costs)	$3,836,861	$4,108,806

Bank Debt

In April 2018, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets. The bank credit facility has a maximum facility amount of $4.0 billion. As of December 31, 2018, the facility had a borrowing base of $3.0 billion and bank commitments of $2.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations annually by each May and for event-driven unscheduled redeterminations. Our current bank group is comprised of twenty-seven financial institutions, with no one bank holding more than 5.8% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. The commitment matures on April 13, 2023. As of December 31, 2018, the outstanding balance under the bank credit facility was $943.0 million with $281.4 million of undrawn letters of credit leaving $775.6 million of borrowing capacity available under the commitment amount. During a non-investment grade period, borrowings under the bank facility can either be at the alternate base rate (“ABR,” as defined in the bank credit agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to ABR loans or to convert all or any part of our ABR loans to LIBOR loans. The weighted average interest rate was 3.7% for the year ended December 31, 2018 compared to 2.7% for the year ended December 31, 2017 and 2.2% for the year ended December 31, 2016. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At December 31, 2018, the commitment fee was 0.30%, the interest rate margin was 1.5% on our LIBOR loans and 0.5% on our ABR.

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

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the credit agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the credit agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at December 31, 2018.

The following is the principal maturity schedule for our long-term debt outstanding as of December 31, 2018 (in thousands):

Year Ended December 31,
2019	$—
2020	—
2021	498,166
2022	928,920
2023	1,692,243
Thereafter	750,000
$3,869,329

(9)	Asset Retirement Obligations

Our asset retirement obligations primarily represent the present value of the estimated amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. The following is a reconciliation of our liability for plugging and abandonment costs as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Beginning of period	$276,855	$257,943
Liabilities incurred	3,376	7,724
Acquisitions	13,438	—
Liabilities settled	(5,052)	(7,965)
Disposition of wells	(13,332)	(8,078)
Accretion expense	25,456	14,711
Change in estimate	12,013	12,520
End of period	312,754	276,855
Less current portion	(5,485)	(6,327)
Long-term asset retirement obligations	$307,269	$270,528

Accretion expense is recognized as an increase to depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(10)	Derivative Activities

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap, calls, swaptions or collar contracts to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Their fair value, which is represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price (generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs), approximated a net derivative asset of $80.9 million at December 31, 2018. These contracts expire monthly through December 2020. The following table sets forth the derivative volumes by year as of December 31, 2018, excluding our basis and freight swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2019	Swaps	1,318,041 Mmbtu/day	$ 2.86
2019	Swaptions	113,014 Mmbtu/day	$ 2.81 (1)
2020	Swaptions	80,000 Mmbtu/day	$ 2.77 (1)

Crude Oil
2019	Swaps	7,000 bbls/day	$ 55.26
2020	Swaps	1,562 bbls/day	$ 61.05
2019	Collars	1,000 bbls/day	$ 63.00-$ 73.03

NGLs (C3-Propane)
January-June, 2019	Swaps	8,500 bbls/day	$ 0.92/gallon
January-June, 2019	Collars	3,983 bbls/day	$ 0.92-$ 1.02/gallon

NGLs (NC4-Normal Butane)
January-March, 2019	Swaps	2,250 bbls/day	$ 1.22/gallon

NGLs (C5-Natural Gasoline)
2019	Swaps	2,429 bbls/day	$ 1.44/gallon

(1) Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volume. In 2019, we have swaps in place for 150,000 Mmbtu per day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.81. In 2020, if the counterparty elects to double the volume, we would have additional swaps covering 80,000 Mmbtu per day at a weighted average price of $2.77.

Basis Swap Contracts

In addition to the swaps, collars and swaptions above, at December 31, 2018, we had natural gas basis swap contracts which lock in the differential between NYMEX and certain of our physical pricing points in Appalachia. These contracts settle monthly through October 2021 and include a total volume of 70,940,000 Mmbtu. The fair value of these contracts was a net derivative asset of $4.8 million on December 31, 2018.

At December 31, 2018, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indexes. The contracts settle monthly in January through June and October through December 2019. The fair value of these contracts was a net derivative asset of $117,000 on December 31, 2018.

Freight Swap Contracts

In connection with our international propane sales, we utilize propane swaps. To further hedge our propane price, at December 31, 2018, we had freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange. These contracts settle monthly through December 2019 and cover 10,000 metric tons per month with a fair value net derivative liability of $561,000 on December 31, 2018. These contracts use observable third-party pricing inputs that we consider to be Level 2 fair value classification.

Derivative assets and liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of December 31, 2018 and 2017 is summarized below (in thousands). As of December 31, 2018, we are conducting derivative activities with twenty counterparties, of which all but four are secured lenders in our bank credit facility. We believe all of these counterparties are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of our counterparties is subject to periodic review. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements.

		December 31, 2018
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$20,834	$(11,748)	$9,086
	–swaptions	5,200	(3,883)	1,317
	–basis swaps	6,468	(2,822)	3,646
Crude oil	–swaps	26,481	(651)	25,830
	–collars	5,945	(707)	5,238
NGLs	–C3 propane swaps	18,719	(589)	18,130
	–C3 propane collars	8,538	—	8,538
	–C3 propane spread swaps	8,984	(8,868)	116
	–NC4 butane swaps	4,084	—	4,084
	–C5 natural gasoline swaps	17,371	—	17,371
Freight	–swaps	—	(561)	(561)
		$122,624	$(29,829)	$92,795

		December 31, 2018
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(18,332)	$11,748	$(6,584)
	–swaptions	(7,972)	3,883	(4,089)
	–basis swaps	(1,702)	2,822	1,120
Crude oil	–swaps	—	651	651
	–collars	—	707	707
NGLs	–C3 propane swaps	—	589	589
	–C3 propane spread swaps	(8,868)	8,868	—
Freight	–swaps	(561)	561	—
		$(37,435)	$29,829	$(7,606)

		December 31, 2017
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$87,794	$(4,106)	$83,688
	–swaptions	18,817	(8,103)	10,714
	–basis swaps	1,815	(6,673)	(4,858)
	–collars	3,039	(500)	2,539
Crude oil	–swaps	2	(7,928)	(7,926)
NGLs	–C2 ethane swaps	57	—	57
	–C3 propane swaps	—	(12,556)	(12,556)
	–C3 propane collars	85	(85)	—
	–C3 propane spread swaps	12,762	(12,762)	—
	–NC4 butane swaps	—	(6,051)	(6,051)
	–C5 natural gasoline swaps	—	(6,727)	(6,727)
Freight	–swaps	276	(276)	—
		$124,647	$(65,767)	$58,880

		December 31, 2017
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(216)	$4,106	$3,890
	–swaptions	(12,283)	8,103	(4,180)
	–basis swaps	(9,580)	6,673	(2,907)
	–collars	—	500	500
Crude oil	–swaps	(24,726)	7,928	(16,798)
NGLs	–C3 propane swaps	(34,325)	12,556	(21,769)
	–C3 propane collars	—	85	85
	–C3 propane spread swaps	(13,983)	12,762	(1,221)
	–NC4 butane swaps	(11,188)	6,051	(5,137)
	–C5 natural gasoline swaps	(13,488)	6,727	(6,761)
Freight	–swaps	—	276	276
		$(119,789)	$65,767	$(54,022)

Derivative assets and liabilities

The effects of our derivatives on our consolidated statements of operations for the last three years are summarized below (in thousands).

	Year Ended December 31,
	Derivative Fair Value (Loss) Income
	2018	2017	2016
Commodity swaps	$(57,950)	$181,095	$(265,466)
Swaptions	(6,556)	6,534	—
Collars	17,583	18,132	(6,926)
Basis swaps	(1,104)	(4,647)	29,154
Puts	—	10,929	(18,201)
Calls	(2,653)	987	(18)
Freight swaps	(512)	320	66
Total	$(51,192)	$213,350	$(261,391)

(11)	Fair Value Measurements

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

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. When transfers between levels occur, it is our policy to assume the transfer occurred at the date of the event or change in circumstances that caused the transfer.

Fair Values-Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2018 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2018
Trading securities held in the deferred compensation plans		$57,293	$—	$—	$57,293
Derivatives	–swaps	—	69,156	—	69,156
	–collars	—	5,945	8,538	14,483
	–basis swaps	—	4,883	—	4,883
	–freight swaps	—	(561)	—	(561)
	–swaptions	—	—	(2,772)	(2,772)

		Fair Value Measurements at December 31, 2017 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2017
Trading securities held in the deferred compensation plans		$67,117	$—	$—	$67,117
Derivatives	–swaps	—	3,910	—	3,910
	–collars	—	3,039	85	3,124
	–basis swaps	—	(9,025)	39	(8,986)
	–freight swaps	—	276	—	276
	–swaptions	—	—	6,534	6,534

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using December 31, 2018 market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. As of December 31, 2018, a portion of our natural gas derivative instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a predetermined date. Derivatives in Level 3 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. Subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Year Ended December 31, 2018
Balance at the beginning of period	$6,658
Total gains (losses):
Included in earnings	5,766
Settlements received	(7,277)
Transfers in and/or out of Level 3	619
Balance at end of period	$5,766

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains/losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For the year ended December 31, 2018, interest and dividends were $1.1 million and mark-to-market was a loss of $7.9 million. For the year ended December 31, 2017, interest and dividends were $4.1 million and mark-to-market was a gain of $4.2 million. For the year ended December 31, 2016, interest and dividends were $972,000 and mark-to-market was a gain of $3.1 million.

Fair Values - Goodwill

During 2016, we recorded goodwill associated with the MRD Merger, which represented the cost of the acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. Our policy is to first assess qualitative factors in order to determine whether fair value is more likely than not less than carrying value. Certain qualitative factors used in our evaluation include, among other things, the result of the most recent quantitative assessment of the goodwill impairment test, macroeconomic conditions, industry and market conditions (including commodity prices and cost factors), overall financial performance and other relevant entity-specific events. If, after considering these events and circumstances, we determine that it is more likely than not that the fair value is less than carrying value, a quantitative goodwill test is performed. As of November 1, 2018, we performed our annual qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount. Based on the results of this assessment, we determined it was not likely that goodwill was impaired. However, since that qualitative assessment at November 1, 2018, our stock price declined significantly through December 31, 2018 when our stock price closed at $9.57 per share. At that time, we undertook a quantitative goodwill assessment. In this assessment, fair value is estimated based on a combination of a market capitalization and an income approach. The income approach is based on internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. The estimated market capitalization approach utilized a 20 day weighted average stock price and our common shares outstanding as of December 31, 2018. Management utilized the assistance of a third-party valuation expert to determine the fair value of our business. Two additional market approaches, the guideline public company multiple and the guideline transaction method were also utilized to corroborate the estimated fair value. As a result of this measurement, we recorded a $1.6 billion impairment of goodwill during fourth quarter 2018.

Fair Values-Non recurring

Due to declines in commodity prices and estimated reserves over the last three years, there were indications that the carrying values of certain of our natural gas and oil properties may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their fair value was measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. In some cases, we also considered the potential sale of certain of these properties. During 2018, we increased our interest in certain properties in our shallow legacy oil and natural gas assets in Northwest Pennsylvania for a minimal dollar amount for which the fair value was previously determined to be zero. As a result, in 2018 we recorded additional impairment of $15.3 million related to these properties. In early 2018, there were indicators that the carrying value of certain of our oil and gas properties in Oklahoma may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. We recorded non-cash impairment charges of $7.3 million related to these properties. We recorded non-cash impairment charges during the year ended 2017 of $63.7 million related to certain of our oil and gas properties in Oklahoma and the Texas Panhandle. We recorded non-cash impairment charges during 2016 of $43.0 million related to certain of our natural gas and oil properties in Western Oklahoma. The following table presents the value of these assets measured at fair value on a nonrecurring basis at the time impairment was recorded (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Natural gas and oil properties	$32,516	$22,614	$85,597	$63,679	$90,150	$43,040

Fair Values-Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, options and basis swaps	$92,795	$92,795	$58,880	$58,880
Marketable securities (a)	57,293	57,293	67,117	67,117
(Liabilities):
Commodity swaps, options and basis swaps	(7,606)	(7,606)	(54,022)	(54,022)
Bank credit facility (b)	(943,000)	(943,000)	(1,211,000)	(1,211,000)
5.75% senior notes due 2021 (b)	(475,952)	(455,972)	(475,952)	(493,872)
5.00% senior notes due 2022 (b)	(580,032)	(519,343)	(580,032)	(578,727)
5.875% senior notes due 2022 (b)	(329,244)	(305,989)	(329,244)	(339,200)
Other senior notes due 2022 (b)	(590)	(581)	(590)	(591)
5.00% senior notes due 2023 (b)	(741,531)	(654,683)	(741,531)	(735,614)
4.875% senior notes due 2025 (b)	(750,000)	(616,313)	(750,000)	(733,755)
5.75% senior subordinated notes due 2021 (b)	(22,214)	(21,638)	(22,214)	(22,192)
5.00% senior subordinated notes due 2022 (b)	(19,054)	(17,072)	(19,054)	(18,741)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(6,690)	(7,712)	(7,614)
Deferred compensation plan (c)	(80,092)	(80,092)	(114,414)	(114,414)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
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

Total Stock-Based Compensation Expense

Stock-based compensation expense represents amortization of restricted stock and performance units. The following table details the amount of stock-based compensation that is allocated to functional expense categories for each of the years in the three-year period ended December 31, 2018 (in thousands):

	2018	2017 (1)	2016
Direct operating expense	$2,109	$2,060	$2,302
Brokered natural gas and marketing expense	1,452	1,437	1,725
Exploration expense	1,921	2,742	2,298
General and administrative expense	43,806	74,873	49,293
Termination costs	—	1,664	—
Total	$49,288	$82,776	$55,618
(1)	Includes $30.8 million accelerated vesting of equity grants.

In fourth quarter 2017, the compensation committee approved a new post-retirement benefit plan (See Other Post Retirement Benefits below). Along with establishing the new health care benefit plan for certain officers that have met the required age and service requirements and with the intention of improving our management succession plan, those officers who qualify for the new post-retirement health care plan were fully vested in all equity grants. The one-time impact of the acceleration of these equity grants was $30.8 million in fourth quarter 2017. Effective October 2018, officers who qualify for the new post-retirement health care plan are required to provide reasonable notice of retirement and beginning in 2019 are fully vested after one year of service after grant date.

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

In 2018, we recorded $3.6 million additional tax expense for the tax effect of excess financial accounting expense over the corporate income tax deduction for equity compensation vested in the year compared to $5.3 million in 2017 and $5.7 million in 2016.

Stock-Based Awards

Restricted Stock Awards. We grant restricted stock units under our equity-based stock compensation plan. These restricted stock units, which we refer to as restricted stock Equity Awards, generally vest over a three-year period, contingent on the recipient’s continued employment. The grant date fair value of the Equity Awards is based on the fair market value of our common stock on the date of grant.

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

Stock-Based Performance Units. We grant three types of performance share awards:  two of which are based on performance conditions measured against internal performance metrics (Production Growth Awards or “PG-PSUs” and Reserve Growth Awards or “RG-PSUs” and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (TSR Award or “TSR-PSUs”).

At grant date, each unit represents the value of one share of our common stock. These units are settled in stock and the amount of the payout is based on (1) the vesting percentage, which can be from zero to 200% based on the performance achieved and (2) the value of our common stock on the date vesting is determined by the Compensation Committee. Dividend equivalents may accrue during the performance period and would be paid in stock at the end of the performance period. The performance period is a three-year period.

SARs. At December 31, 2018, there were 1,104 SARs outstanding.

Restricted Stock – Equity Awards

In 2018, we granted 1.8 million restricted stock Equity Awards to employees which generally vest over a three-year period compared to 888,000 in 2017 and 973,000 in 2016. We recorded compensation expense for these awards of $24.2 million in the year ended December 31, 2018 compared to $23.4 million in 2017 and $22.8 million in 2016. As of December 31, 2018, there was $25.8 million of unrecognized compensation related to Equity Awards expected to be recognized over a weighted average period of 1.7 years. Restricted stock Equity Awards are not issued to employees until such time as they are vested and the employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In 2018, we granted 891,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $15.30. This grant included 146,000 issued to non-employee directors which vest immediately and 745,000 to employees with vesting generally over a three-year period. In 2017, we granted 543,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $25.91. This grant included 90,000 issued to non-employee directors which vest immediately and 453,000 to employees with vesting generally over a three-year period. In 2016, we granted 540,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $35.92. This grant included 59,000 issued to non-employee directors which vest immediately and 481,000 to employees with vesting generally over a three-year period. We recorded compensation expense for these Liability Awards of $11.7 million in the year ended December 31, 2018 compared to $30.4 million in 2017 and $18.6 million in 2016. Accelerated vesting compensation expense of $15.4 million is included in the year ended December 31, 2017. As of December 31, 2018, there was $2.4 million of unrecognized compensation related to restricted stock Liability Awards expected to be recognized over a weighted average period of 1.8 years. The majority of all of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The proceeds received from the sale of stock held in our deferred compensation plan were $9.7 million in 2018 compared to $4.5 million in 2017 and $13.1 million in 2016. The following is a summary of the status of our non-vested restricted stock outstanding at December 31, 2018:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	436,764	$59.74	308,737	$65.80
Granted	973,491	28.51	540,128	35.92
Vested	(525,617)	43.83	(374,328)	51.40
Forfeited	(118,667)	42.60	(49,519)	40.33
Outstanding at December 31, 2016	765,971	33.62	425,018	43.48
Granted	888,326	32.61	543,438	25.91
Vested	(698,563)	34.82	(908,912)	33.71
Forfeited	(122,676)	32.91	(4,342)	31.10
Outstanding at December 31, 2017	833,058	31.64	55,202	32.26
Granted	1,834,883	16.98	891,350	15.30
Vested	(1,037,501)	23.57	(738,073)	16.34
Forfeited	(244,352)	21.59	(23,900)	19.76
Outstanding at December 31, 2018	1,386,088	$20.04	184,579	$15.65

Stock-Based Performance Units

Production Growth and Reserve Growth Awards. The PG-PSUs and RG-PSUs vest at the end of the three-year performance period. The performance metrics for each year are set by the compensation committee no later than March 31 of such year. If the performance metric for the applicable period is not met, then the portion is considered forfeited. The following is a summary of our non-vested PG/RG-PSUs awards outstanding at December 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value of Range Stock
Outstanding at December 31, 2016	—	$—
Units granted	122,921	25.53
Outstanding at December 31, 2017	122,921	25.53
Units granted (a)	440,938	15.22
Forfeited (b)	(27,061)	23.03
Outstanding at December 31, 2018	536,798	$15.61

(a) Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 200% depending on achievement of specifically identified performance targets.

(b) The first of three tranches of PG-PSUs granted in 2017 was forfeited as the performance metric was not met.

We recorded PG/RG-RSUs compensation expense of $5.4 million in the year ended December 31, 2018 compared to $1.8 million in the year ended December 31, 2017. Accelerated vesting compensation expense of $1.5 million is included in the year ended December 31, 2017. As of December 31, 2018, there was $427,000 of unrecognized compensation related these PSU awards to be recognized over a weighted average period of 1.7 years.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of PSUs granted during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2017
	2018	2017	2016
Risk-free interest rate	2.42%	1.49%	0.94%
Expected annual volatility	48%	44%	49%
Grant date fair value per unit	$18.51	$26.26	$36.64

The following is a summary of our non-vested TSR – PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	499,943	$69.95
Granted (a)	413,959	36.64
Forfeited	(42,603)	46.09
Outstanding at December 31, 2016	871,299	55.29
Granted (a)	358,519	26.26
Vested and issued (b)	(85,461)	86.23
Forfeited	(134,515)	85.24
Outstanding at December 31, 2017	1,009,842	38.38
Granted (a)	329,486	18.51
Vested and issued (c)	(73,985)	56.81
Forfeited	(197,457)	55.46
Outstanding at December 31, 2018	1,067,886	$27.81

(a) These amounts reflect the number of performance units granted. The actual payout of shares may be between zero and 150% (for TSR-PSUs granted in 2016 and 2017) and may be between zero and 200% (for TSR-PSUs granted in 2018) of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

(b) Includes 85,461 TSR-PSU awards issued related to the 2014 performance period where the return on our common stock was the 67th percentile for the February 2014 grant and 56th percentile for the May 2014 grant. The remaining 2014 awards are considered to be forfeited.

(c) Includes 73,985 TSR-PSUs awards issued related to the 2015 performance period where the return on our common stock was the 46th percentile for the February 2015 grant and the 36th percentile for the May 2015 grant. The remaining 2015 awards are considered to be forfeited.

We recorded TSR-PSU compensation expense of $6.3 million in the year ended December 31, 2018 compared to $24.8 million in the year ended December 31, 2017 and $12.4 million in the year ended December 31, 2016. Accelerated vesting compensation expense of $13.0 million is included in the year ended December 31, 2017. As of December 31, 2018, there was $1.1 million of unrecognized compensation related to these PSU awards to be recognized over a weighted average period of 1.5 years.

SARs

Information with respect to our SARs activities is summarized below.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,510,977	$63.73
Expired/forfeited	(507,377)	53.16
Outstanding at December 31, 2016	1,003,600	69.08
Expired/forfeited	(620,821)	62.29
Outstanding at December 31, 2017	382,779	76.54
Expired/forfeited	(381,675)	75.97
Outstanding and exercisable at December 31, 2018	1,104	$81.74

There were no SARs exercised in 2018, 2017 or 2016. As of December 31, 2018, all of the outstanding awards are exercisable at an exercise price of $81.74 with a weighted average remaining contractual life of less than one year and no aggregate intrinsic value. As of December 31, 2018, there was no recognized compensation cost related to these awards.

401(k) Plan

We maintain a 401(k) benefit plan that allows employees to contribute up to 75% of their salary (subject to Internal Revenue Service limitations) on a pretax basis. We match up to 6% of salary in cash and vesting of those contributions is immediate. In 2018, we contributed $5.8 million to the 401(k) Plan compared to $5.1 million in 2017 and $4.7 million in 2016. Employees have a variety of investment options in the 401(k) benefit plan.

Deferred Compensation Plan

Our deferred compensation plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected in the deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value in other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market gain of $18.6 million in 2018 compared to a gain of $50.9 million in 2017 and a loss of $19.2 million in 2016. The Rabbi Trust held 2.6 million shares (2.4 million of vested shares) of Range stock at December 31, 2018 compared to 2.9 million (2.8 million of vested shares) at December 31, 2017.

Other Post Retirement Benefits

Effective fourth quarter 2017, we implemented a post retirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or on the date they become eligible for Medicare, subject to various cost-sharing features. The change in our post retirement benefit obligation is as follows (in thousands):

Change in Benefit Obligation	2018	2017

Benefit obligation at beginning of year	$1,769	$—
Prior service cost	—	1,769
Service cost	94	—
Interest cost	58	—
Actuarial gain	(526)	—
Benefits paid	(40)	—
Benefit obligation at end of year	$1,355	$1,769

Amounts recognized in the consolidated balance sheets:
Long-term liabilities	$1,355	$1,769

Components of Net Periodic Post Retirement Benefit Cost	2018	2017

Service cost	$94	$—
Interest cost	58	—
Amortization of prior service cost	369	—
Net periodic post retirement costs (recognized in general and administrative expense)	$521	$—

Other Changes in Benefit Obligations in Other Comprehensive Income (Loss)

Net gain	$(526)	$—
Prior service cost	—	1,769
Amortization of prior service cost	(369)	—
Total recognized in other comprehensive (loss) income	$(895)	$1,769
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(374)	$1,769

The following summarizes the assumptions used to determine the benefit obligation at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.0%	3.3%
Assumed weighted average healthcare cost trend rates:
Initial healthcare trend rate	6.5%	7.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate reached	2028	2028

The expected future benefit payments under our post retirement benefit plan for the next ten years is $497,000 for the five year period 2019 through 2023 and $534,000 for the five year period 2024 through 2028. The estimated prior service cost that will be amortized from accumulated other comprehensive (loss) income into our statement of operations in 2019 is $369,000.

(13)	Capital Stock

We have authorized capital stock of 485.0 million shares, which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2016:

	Year Ended December 31,
	2018	2017	2016
Beginning balance	248,129,430	247,144,356	169,316,460
MRD Merger	—	—	77,042,749
Restricted stock grants	865,095	539,096	490,609
Restricted stock units vested	434,046	344,937	266,541
Performance stock units issued	76,149	85,461	—
Shares retired	—	—	(739)
Treasury shares	5,302	15,580	28,736
Ending balance	249,510,022	248,129,430	247,144,356

Common Stock Dividends

The board of directors declared quarterly dividends of $0.02 per common share for each of the four quarters of 2018, 2017 and 2016. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and will depend on our financial condition, earnings, capital requirements, levels of indebtedness, our future business prospects and other matters our board of directors deem relevant. Our bank credit facility and our senior subordinated notes allow for the payment of common dividends, with certain limitations.

(14)	Supplemental Cash Flow Information
	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded from taxing authorities	$7,521	$1,024	$102
Interest paid	(207,433)	(179,431)	(159,875)
Non-cash investing and financing activities included:
Asset retirement costs capitalized, net	$28,826	$20,245	$(24,064)
(Decrease) increase in accrued capital expenditures	(119,021)	71,739	61,419

(15)	Commitments and Contingencies

Litigation

We are the subject of, or party to, a number of pending or threatened legal actions and claims arising in the ordinary course of our business including, but not limited to, royalty claims, contract claims and environmental claims. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations. We will continue to evaluate our litigation on a quarterly basis and will establish and adjust any litigation reserves as appropriate to reflect our assessment of the then current status of litigation.

When deemed necessary, we established reserves for certain legal proceedings. The establishment of a reserve is based on an estimation process that include the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible we could incur additional losses with respect to those matters in which reserves have been established.

Lease Commitments

We lease office space, office equipment, production facilities, compressors and transportation equipment under cancelable and non-cancelable leases. We have subleased part of the office space included in our operating leases for which we receive rental payments. Rent expense under operating leases (including renewable monthly leases) totaled $19.3 million in 2018 compared to $19.1 million in 2017 and $14.0 million in 2016. Commitments related to these lease payments are not recorded in the accompanying consolidated balance sheets. Future minimum rental commitments under non-cancelable leases having remaining lease terms in excess of one year are as follows (in thousands):

	Operating Lease Obligations	Sublease Rental Receipts
2019	$14,669	$1,876
2020	14,080	1,696
2021	11,801	1,334
2022	7,217	111
2023	6,747	—
Thereafter	22,001	—
	$76,515	$5,017

Transportation, Gathering and Processing Contracts

We have entered into firm transportation and gathering contracts with various pipeline carriers for the future transportation and gathering of natural gas, NGLs and oil production from our properties in Pennsylvania and North Louisiana. Under these contracts, we are obligated to transport, process or gather minimum daily natural gas volumes, or pay for any deficiencies at a specified reservation fee rate. In most cases, our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. As of December 31, 2018, future minimum transportation, processing and gathering fees under our commitments are as follows (in thousands):

Transportation, Gathering and Processing Contracts (a)
2019	$960,000
2020	905,162
2021	878,205
2022	834,506
2023	798,629
Thereafter	5,854,692
$10,231,194

(a) The amounts in this table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest which can vary based on volumes produced.

In addition to the amounts included in the above table, we have entered into additional agreements which are contingent on certain pipeline modifications and/or construction. The largest agreement has a ten-year term and is expected to begin in 2019. Based on this contract, we will have additional gathering obligations for natural gas volumes of 350,000 mcf per day until 2029. We also have an agreement which has a five-year term, which is expected to begin in 2020, for additional NGLs transportation of 20,000 bbls per day until March 2025.

Delivery Commitments

We have various volume delivery commitments that are related to our Marcellus Shale and North Louisiana areas. We expect to be able to fulfill our contractual obligations from our own production; however, we may purchase third-party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2018, our delivery commitments through 2031 were as follows:

Year Ending December 31,	Natural Gas (mmbtu per day)	Ethane and Propane (bbls per day)
2019	347,935	74,000
2020	292,845	71,492
2021	138,011	55,932
2022	83,535	43,000
2023	2,628	35,000
2024—2028	—	35,000
2029—2031	—	20,000

In addition to the amounts included in the above table, we have contracted with a pipeline company through 2035 to deliver ethane production volumes from our Marcellus Shale wells. These agreements and related fees, which are contingent upon pipeline construction and/or modification, are for 3,000 bbls per day starting in 2021 and increasing to 10,000 bbls per day through 2035. In addition, we have agreements in place to deliver natural gas volumes from our Marcellus Shale wells, which are also contingent upon pipeline construction and/or modification, for 215,000 mcf per day starting in late 2020, decreasing to 151,000 mcf per day in 2024 and decreasing to 100,000 mcf per day in 2026 through early 2029.

Other

We also have lease acreage that is generally subject to expiration if initial wells are not drilled within a specified period, generally between three and five years. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed acreage to expire and will allow additional acreage to expire in the future. To date, our expenditures to comply with environmental or safety regulations have not been a significant component of our cost structure and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

(16)	Office Closing and Exit Costs

As part of a continuing effort to reduce our general and administrative expenses due to the lower commodity price environment, additional accruals for severance of $2.2 million and accelerated vesting of stock-based compensation of $1.7 million were recorded in the year ended December 31, 2017. The following table details the accrued liability as of December 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Beginning balance	$1,855	$2,460
Accrued severance costs	(356)	2,176
Accrued building rent	(17)	(70)
Payments	(1,482)	(2,711)
Ending balance	$—	$1,855

The following summarizes our termination costs for three years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Severance costs	$(356)	$2,176	$(822)
Building lease	(17)	(70)	303
Stock-based compensation	—	1,664	—
Total termination costs	$(373)	$3,770	$(519)

(17)	Suspended Exploratory Well Costs

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. The following table reflects the changes in capitalized exploratory well costs for the years ended December 31, 2018, 2017 and 2016 (in thousands, except for number of projects):

	2018	2017	2016
Balance at beginning of period	$—	$7,412	$4,161
Additions to capitalized exploratory well costs pending the determination of proved reserves	—	1,388	9,128
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—	—	(5,877)
Capitalized exploratory well costs charged to expense	—	(8,800)	—
Balance at end of period	—	—	7,412
Less exploratory well costs that have been capitalized for a period of one year or less	—	—	(7,412)
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—	$—	$—
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	—	—	—

(18)	Selected Quarterly Financial Data (Unaudited)

The following tables set forth unaudited financial information on a quarterly basis for each of the last two years. Fourth quarter 2018 includes goodwill impairment expense of $1.6 billion and unproved impairment expense of $441.8 million. Third quarter 2017 includes impairment expense of $63.7 million related to oil and gas properties in Oklahoma and Texas. Fourth quarter 2017 deferred income tax benefit includes the impact of the 2017 Tax Act which was signed into law on December 22, 2017.

	2018
	March	June	September	December	Total
Revenues and other income:
Natural gas, NGLs and oil sales	$696,629	$661,390	$736,431	$756,627	$2,851,077
Derivative fair value (loss) income	(14,009)	(103,290)	(34,591)	100,698	(51,192)
Brokered natural gas, marketing and other	59,979	98,084	109,385	215,312	482,760
Total revenue and other income	742,599	656,184	811,225	1,072,637	3,282,645
Costs and expenses:
Direct operating	38,122	35,088	30,926	35,395	139,531
Transportation, gathering, processing and compression	244,628	269,910	304,562	298,716	1,117,816
Production and ad valorem taxes	9,926	10,140	9,427	16,656	46,149
Brokered natural gas and marketing	55,594	102,747	116,080	221,626	496,047
Exploration	7,719	7,499	8,299	10,600	34,117
Abandonment and impairment of unproved properties	11,773	54,922	6,549	441,750	514,994
General and administrative	68,417	47,583	43,722	50,090	209,812
Termination costs	(37)	—	(336)	—	(373)
Deferred compensation plan	(7,397)	6,615	223	(18,072)	(18,631)
Interest	52,385	53,862	54,801	49,161	210,209
Depletion, depreciation and amortization	162,266	161,026	164,266	147,909	635,467
Impairment of proved properties and other	7,312	15,302	—	—	22,614
Impairment of goodwill	—	—	—	1,641,197	1,641,197
(Gain) loss on sale of assets	(23)	(156)	30	10,815	10,666
Total costs and expenses	650,685	764,538	738,549	2,905,843	5,059,615

Income (loss) before income taxes	91,914	(108,354)	72,676	(1,833,206)	(1,776,970)
Income tax expense (benefit):
Current	—	—	—	—	—
Deferred	42,676	(28,518)	24,137	(68,784)	(30,489)
	42,676	(28,518)	24,137	(68,784)	(30,489)
Net income (loss)	$49,238	$(79,836)	$48,539	$(1,764,422)	$(1,746,481)
Net income (loss) per common share:
Basic	$0.20	$(0.32)	$0.19	$(7.15)	$(7.10)
Diluted	$0.20	$(0.32)	$0.19	$(7.15)	$(7.10)

	2017
	March	June	September	December	Total
Revenues and other income:
Natural gas, NGLs and oil sales	$559,450	$506,137	$507,541	$603,159	$2,176,287
Derivative fair value income (loss)	165,557	111,195	(88,426)	25,024	213,350
Brokered natural gas, marketing and other	51,648	55,779	63,117	50,849	221,393
Total revenue and other income	776,655	673,111	482,232	679,032	2,611,030
Costs and expenses:
Direct operating	28,023	31,420	36,888	37,921	134,252
Transportation, gathering, processing and compression	177,648	191,590	191,645	200,300	761,183
Production and ad valorem taxes	9,163	9,969	11,993	11,757	42,882
Brokered natural gas and marketing	53,550	55,857	59,773	51,131	220,311
Exploration	8,504	14,498	22,767	7,893	53,662
Abandonment and impairment of unproved properties	4,420	5,193	42,568	217,544	269,725
General and administrative	47,496	52,322	53,035	80,553	233,406
Termination costs	4,192	(96)	(47)	(279)	3,770
Deferred compensation plan	(13,169)	(14,466)	(9,203)	(14,077)	(50,915)
Interest	47,101	47,926	49,179	51,473	195,679
Depletion, depreciation and amortization	149,821	152,504	159,749	162,918	624,992
Impairment of proved properties and other	—	—	63,679	—	63,679
Gain on sale of assets	(22,600)	(807)	(102)	(207)	(23,716)
Total costs and expenses	494,149	545,910	681,924	806,927	2,528,910

Income (loss) before income taxes	282,506	127,201	(199,692)	(127,895)	82,120
Income tax expense (benefit):
Current	—	—	—	17	17
Deferred	112,395	57,651	(71,992)	(349,097)	(251,043)
	112,395	57,651	(71,992)	(349,080)	(251,026)
Net income (loss)	$170,111	$69,550	$(127,700)	$221,185	$333,146
Net income (loss) per common share:
Basic	$0.69	$0.28	$(0.52)	$0.89	$1.34
Diluted	$0.69	$0.28	$(0.52)	$0.89	$1.34

(19)	Supplemental Information on Natural Gas and Oil Exploration, Development and Production Activities (Unaudited)

Our natural gas and oil producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	December 31,
	2018	2017	2016
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$10,974,929	$10,572,453	$9,462,350
Unproved properties	2,110,277	2,644,000	2,923,803
Total	13,085,206	13,216,453	12,386,153
Accumulated depreciation, depletion and amortization	(4,062,021)	(3,649,716)	(3,129,816)
Net capitalized costs	$9,023,185	$9,566,737	$9,256,337
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (a)

	December 31,
	2018	2017	2016
	(in thousands)
Acquisitions
Acreage purchases	$62,390	$62,075	$33,142
Oil and gas properties	1,683	18,269	3,098,772
Asset retirement obligations and other	—	—	21,908
Development	834,552	1,177,526	497,795
Exploration:
Drilling	1,380	2,030	37,680
Expense	32,196	50,920	30,027
Stock-based compensation expense	1,921	2,742	2,298
Gas gathering facilities:
Development	10,218	15,097	3,595
Subtotal	944,340	1,328,659	3,725,217
Asset retirement obligations	28,826	20,245	(24,064)
Total costs incurred	$973,166	$1,348,904	$3,701,153
(a)	Includes cost incurred whether capitalized or expensed.

Reserve Audit

All reserve information in this report is based on estimates prepared by our petroleum engineering staff. At year-end 2018, the following independent petroleum consultants conducted an audit of our reserves: Wright & Company, Inc. (Appalachia) and Netherland, Sewell & Associates, Inc. (North Louisiana). These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. At December 31, 2018, our consultants collectively audited approximately 94% of our proved reserves. Copies of the summary reserve reports prepared by our independent petroleum consultants are included as exhibits to this Annual Report on Form 10-K. The technical professional at our independent petroleum consulting firms responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultants to ensure the integrity, accuracy and timeliness of data furnished during the reserves audit process. Throughout the year, our technical team meets periodically with representatives of our independent petroleum consultants to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any significant changes to our proved reserves. We provide historical information to our consultants for our largest producing properties such as ownership interest, natural gas, NGLs and oil production, well test data, commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review identified reserve differences. The reserve auditor estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater and some may be less than the estimates of our reserve auditor. When such differences do not exceed 10% in the aggregate, our reserve auditor is satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analysis.

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

The average realized prices used at December 31, 2018 to estimate reserve information were $59.96 per barrel of oil, $25.22 per barrel of NGLs and $2.98 per mcf for gas using a benchmark (NYMEX) of $65.55 per barrel and $3.10 per Mmbtu. The average realized prices used at December 31, 2017 to estimate reserve information were $45.73 per barrel of oil, $17.84 per barrel of NGLs and $2.60 per mcf for gas using a benchmark (NYMEX) of $51.19 per barrel and $2.98 per Mmbtu. The average realized prices used at December 31, 2016 to estimate reserve information were $37.41 per barrel of oil, $13.44 per barrel of NGLs and $2.07 per mcf for gas using a benchmark (NYMEX) of $42.68 per barrel and $2.48 per Mmbtu.

	Natural Gas	NGLs	Crude Oil and Condensate	Natural Gas Equivalents
	(Mmcf)	(Mbbls)	(Mbbls)	(Mmcfe) (a)
Proved developed and undeveloped reserves:
Balance, December 31, 2015	6,277,697	549,135	53,193	9,891,663
Revisions	(7,441)	41,402	2,471	255,794
Extensions, discoveries and additions	1,193,154	26,991	6,506	1,394,134
Purchases	943,544	40,724	11,986	1,259,806
Property sales	(160,727)	(360)	(295)	(164,655)
Production	(375,811)	(27,826)	(3,609)	(564,420)
Balance, December 31, 2016	7,870,416	630,066	70,252	12,072,322
Revisions	70,222	83,338	(10,555)	506,919
Extensions, discoveries and additions	2,866,103	87,572	15,997	3,487,519
Purchases	7,738	330	66	10,116
Property sales	(60,278)	(2,356)	(1,121)	(81,133)
Production	(490,552)	(35,686)	(4,785)	(733,382)
Balance, December 31, 2017	10,263,649	763,264	69,854	15,262,361
Revisions	178,595	84,993	7,197	731,735
Extensions, discoveries and additions	2,269,427	128,436	17,309	3,143,898
Purchases	—	—	—	—
Property sales	(135,884)	(16,774)	(4,276)	(262,180)
Production	(548,085)	(38,325)	(4,228)	(803,408)
Balance, December 31, 2018	12,027,702	921,594	85,856	18,072,406
Proved developed reserves:
December 31, 2016	4,352,141	363,852	39,110	6,769,908
December 31, 2017	5,437,674	448,258	36,808	8,348,074
December 31, 2018	6,451,012	512,318	38,658	9,756,870
Proved undeveloped reserves:
December 31, 2016	3,518,275	266,214	31,143	5,302,414
December 31, 2017	4,825,975	315,006	33,046	6,914,287
December 31, 2018	5,576,690	409,276	47,198	8,315,536
(a)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

During 2018, we added approximately 3.1 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 72% of the 2018 reserve additions are attributable to natural gas. Included in 2018 proved reserves is a total of 468.9 Mmbbls of ethane reserves (2,075 Bcfe) in the Marcellus Shale. Revisions of previous estimates of 732 Bcfe include positive pricing and performance revisions of 957 Bcfe and unproved recoveries of 154 Bcfe which were partially offset by 379 Bcfe reclassified to unproved for previously planned wells not to be drilled within the original five-year development horizon.

During 2017, we added approximately 3.5 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 82% of the 2017 reserve additions are attributable to natural gas. Included in 2017 proved reserves is a total of 360.6 Mmbbls of ethane reserves (1,596 Bcfe) in the Marcellus Shale. Revisions of previous estimates of 507 Bcfe include positive performance revisions of 532 Bcfe, improved recoveries of 597 Bcfe, positive pricing revisions of 46 Bcfe partially offset by 668 Bcfe reclassified to unproved for previously planned wells not to be drilled within the original five-year development horizon. Purchases of reserves in 2017 reflects reserves added in North Louisiana.

During 2016, we added approximately 1.4 Tcfe of proved reserves from drilling activities and evaluation of proved areas primarily in the Marcellus Shale. Approximately 86% of the 2016 reserve additions are attributable to natural gas. Included in 2016 proved reserves is a total of 308.9 Mmbbls of ethane reserves (1,367 Bcfe) in the Marcellus Shale. Revisions of previous estimates of 256 Bcfe include positive performance revisions of 154 Bcfe and improved recoveries of 393 Bcfe primarily from our Marcellus Shale natural gas properties partially offset by negative price revisions and 269 Bcfe reclassified to unproved for previously planned wells not to be drilled within the original five-year development horizon. Purchases of reserves in 2016 reflect reserves added in North Louisiana, primarily from the MRD Merger.

The following details the changes in proved undeveloped reserves for 2018 (Mmcfe):

Beginning proved undeveloped reserves at December 31, 2017	6,914,287
Undeveloped reserves transferred to developed	(1,804,643)
Revisions (a)	608,252
Purchases/(sales)	(127,601)
Extension and discoveries	2,725,240
Ending proved undeveloped reserves at December 31, 2018	8,315,535

(a) Includes 379 Bcfe of proved undeveloped reserves dropped due to the five-year rule which can be included in our future proved reserves as these locations are added back to our five-year development plan.

Approximately $623.3 million was spent during 2018 related to undeveloped reserves that were transferred to developed reserves. Estimated future development costs of proved undeveloped reserves are projected to be approximately $3.3 billion over the next five years. As of December 31, 2018, we have no reserves that have been reported for more than five years from their original date of booking. All of our recorded proved undeveloped drilling locations are scheduled to be drilled within five years of initial disclosure. All proved undeveloped drilling locations are scheduled to be drilled prior to the end of 2023.

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
2.

For the years ended 2018, 2017 and 2016, estimated future cash inflows are calculated by applying a twelve-month average price of natural gas, NGLs and oil relating to our proved reserves to the quantities of those reserves produced in each future year.

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

The standardized measure of discounted future net cash flows relating to proved natural gas, NGLs, crude oil and condensate reserves is as follows and excludes cash flows associated with derivatives outstanding at each of the respective reporting dates. Future cash inflows are net of third-party transportation, gathering and compression expense.

	As of December 31,
	2018	2017
	(in thousands)
Future cash inflows	$64,287,737	$43,500,054
Future costs:
Production	(25,626,373)	(18,958,695)
Development (a)	(3,824,936)	(3,072,688)
Future net cash flows before income taxes	34,836,428	21,468,671
Future income tax expense	(7,285,274)	(3,989,459)
Total future net cash flows before 10% discount	27,551,154	17,479,212
10% annual discount	(16,435,560)	(10,313,998)
Standardized measure of discounted future net cash flows	$11,115,594	$7,165,214

(a) 2018 includes $494.5 million of undiscounted future asset retirement costs estimated as of December 31, 2018, using current estimates of future abandonment costs.

The following table summarizes changes in the standardized measure of discounted future net cash flows.

	December 31,
	2018	2017	2016
	(in thousands)
Revisions of previous estimates:
Changes in prices and production costs	$2,959,488	$2,615,825	$(212,867)
Revisions in quantities	667,763	445,667	96,615
Changes in future development and abandonment costs	(557,518)	(497,400)	(314,864)
Net change in income taxes	(1,075,867)	(706,531)	27,842
Accretion of discount	814,725	372,743	302,920
Purchases of reserves in place	—	6,173	488,959
Additions to proved reserves from extensions, discoveries and improved recovery	2,543,296	2,128,135	541,095
Natural gas, NGLs and oil sales, net of production costs	(1,547,580)	(1,237,970)	(509,174)
Development costs incurred during the period	722,074	885,803	435,928
Sales of reserves in place	(226,953)	(32,946)	(65,538)
Timing and other	(349,048)	(266,214)	(64,850)
Net change for the year	3,950,380	3,713,285	726,066
Beginning of year	7,165,214	3,451,929	2,725,863
End of year	$11,115,594	$7,165,214	$3,451,929

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There have been no changes in our system of internal control over financial reporting (such as term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item is incorporated herein by reference to the Range Proxy Statement for the 2019 Annual Meeting of Stockholders.

See “Executive Officers of the Registrant” under Item 1 of this Form 10-K for the information about our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

See the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Range Proxy Statement for the 2019 Annual Meeting of Stockholders which is incorporated herein by reference. Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, officers and 10% holders are required by SEC regulations to send us copies of all of the Section 16(a) reports they file. Based solely on a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that, during the fiscal year ended December 31, 2018, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exception: the company filed a delinquent Form 4 filing on June 5, 2018 for Ms. Ginn for a transaction that occurred on June 1, 2018.

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

Identifying and Evaluating Nominees for Directors

See “Identifying and Evaluating Nominees for Directors, including Diversity Considerations” in the Range Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

Audit Committee

See the material under the heading “Audit Committee” in the Range Proxy Statement for the 2019 Annual Meeting of Stockholders, which is incorporated herein by reference.

NYSE 303A Certification

The President and Chief Executive Officer of Range Resources Corporation made an unqualified certification to the NYSE with respect to the Company’s compliance with the NYSE Corporate Governance listing standards on May 21, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the Range Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Range Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Range Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the Range Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. and 2. Financial Statements and Financial Statement Schedules.

The financial statements and financial statement schedules listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K:

3.	Exhibits

The exhibits listed in the accompanying Exhibits Index are filed as part of this Form 10-K.

Exhibit Number	Exhibit Description
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
4.19

Indenture dated September 16, 2016 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 on our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)

10.01

Sixth Amended and Restated Credit Agreement, dated April 13, 2018 among Range (as borrower) and JPMorgan Chase Bank, N.A. and the institutions named therein as lenders JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 16, 2018)

10.02

Amended and Restated Range Resources Corporation 2004 Deferred Compensation Plan for Directors and Select Employees effective December 31, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on December 5, 2008)

10.03

Amendment No. 1 to the Amended and Restated Range Resources Corporation 2004 Deferred Compensation Plan for Directors and Select Employees (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-12209) as filed with the SEC on April 25, 2018)

10.04

Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on June 4, 2009)

10.05

First Amendment to the Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 20, 2010)

10.06

Second Amendment to the Range Resources Corporation Amended and Restated 2005 Equity Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 19, 2011)

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
10.10

Voting Support and Nomination Agreement, dated as of July 9, 2018, by and among Range Resources Corporation, SailingStone Capital Partners LLC, SailingStone Holdings LLC, (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-12209) as filed with the SEC on July 10, 2018)

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
Jeffrey L. Ventura
Chief Executive Officer and President (principal executive officer)

Dated:  February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date
/s/ Jeffrey L. Ventura	Chief Executive Officer and President	February 25, 2019
Jeffrey L. Ventura	(principal executive officer)
/s/ mark s. scucchi	Senior Vice President and Chief Financial Officer	February 25, 2019
Mark S. Scucchi	(principal financial officer)
/s/ DORI A. GINN	Senior Vice President, Controller and Principal Accounting Officer	February 25, 2019
Dori A. Ginn	(principal accounting officer)
/s/ Greg G. maxwell	Chairman of the Board	February 25, 2019
Greg G. Maxwell
/s/ BRENDA A. CLINE	Director	February 25, 2019
Brenda A. Cline
/s/ Anthony V. Dub	Director	February 25, 2019
Anthony V. Dub
/s/ James M. Funk	Director	February 25, 2019
James M. Funk
/s/ STEVEN D. GRAY	Director	February 25, 2019
Steven D. Gray
/s/ christopher a. helms	Director	February 25, 2019
Christopher A. Helms
/s/ STEFFEN E. PALKO	Director	February 25, 2019
Steffen E. Palko