Form 10-Q
period 2019-09-30
RANGE RESOURCES CORP
filed 2019-10-23
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☐    No  ☑

251,426,800 Common Shares were outstanding on October 21, 2019

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended September 30, 2019

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Defined Terms” in our 2018 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$354	$545
Accounts receivable, less allowance for doubtful accounts of $4,274 and $6,118	249,190	490,723
Derivative assets	137,019	87,953
Inventory and other	25,895	22,964
Total current assets	412,458	602,185
Derivative assets	19,828	4,842
Natural gas and oil properties, successful efforts method	12,339,782	13,085,206
Accumulated depletion and depreciation	(4,044,212)	(4,062,021)
	8,295,570	9,023,185
Other property and equipment	102,187	111,908
Accumulated depreciation and amortization	(95,876)	(102,132)
	6,311	9,776
Operating lease right-of-use assets	47,214	—
Other assets	72,818	68,166
Total assets	$8,854,199	$9,708,154

Liabilities
Current liabilities:
Accounts payable	$163,327	$227,344
Asset retirement obligations	5,485	5,485
Accrued liabilities	351,981	475,848
Accrued interest	35,116	41,990
Derivative liabilities	1,521	4,144
Total current liabilities	557,430	754,811
Bank debt	318,919	932,018
Senior notes	2,766,322	2,856,166
Senior subordinated notes	48,749	48,677
Deferred tax liabilities	661,216	666,668
Derivative liabilities	296	3,462
Deferred compensation liabilities	58,329	67,542
Operating lease liabilities	40,350	—
Asset retirement obligations and other liabilities	244,396	319,379
Total liabilities	4,696,007	5,648,723
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 251,425,437 issued at September 30, 2019 and 249,519,687 issued at December 31, 2018	2,514	2,495
Common stock held in treasury, 8,133 shares at September 30, 2019 and 9,665 shares at December 31, 2018	(328)	(391)
Additional paid-in capital	5,653,005	5,628,447
Accumulated other comprehensive loss	(478)	(658)
Retained deficit	(1,496,521)	(1,570,462)
Total stockholders’ equity	4,158,192	4,059,431
Total liabilities and stockholders’ equity	$8,854,199	$9,708,154

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues and other income:
Natural gas, NGLs and oil sales	$474,754	$736,431	$1,709,987	$2,094,450
Derivative fair value income (loss)	74,676	(34,591)	208,190	(151,890)
Brokered natural gas, marketing and other	73,015	109,385	303,834	267,448
Total revenues and other income	622,445	811,225	2,222,011	2,210,008
Costs and expenses:
Direct operating	35,276	30,926	102,484	104,136
Transportation, gathering, processing and compression	295,912	304,562	899,786	819,100
Production and ad valorem taxes	7,805	9,427	29,004	29,493
Brokered natural gas and marketing	79,938	116,080	313,360	274,421
Exploration	11,013	8,299	27,333	23,517
Abandonment and impairment of unproved properties	16,202	6,549	41,631	73,244
General and administrative	41,047	43,722	138,316	159,722
Termination costs	819	(336)	3,025	(373)
Deferred compensation plan	(8,871)	223	(16,432)	(559)
Interest	46,997	54,801	150,261	161,048
Gain on early extinguishment of debt	(2,985)	—	(2,985)	—
Depletion, depreciation and amortization	137,751	164,266	417,974	487,558
Impairment of proved properties	—	—	—	22,614
Loss (gain) on the sale of assets	36,341	30	30,663	(149)
Total costs and expenses	697,245	738,549	2,134,420	2,153,772
(Loss) income before income taxes	(74,800)	72,676	87,591	56,236
Income tax (benefit) expense:
Current	4,079	—	4,079	—
Deferred	(51,298)	24,137	(5,511)	38,295
	(47,219)	24,137	(1,432)	38,295
Net (loss) income	$(27,581)	$48,539	$89,023	$17,941
Net (loss) income per common share:
Basic	$(0.11)	$0.19	$0.35	$0.07
Diluted	$(0.11)	$0.19	$0.35	$0.07
Dividends paid per common share	$0.02	$0.02	$0.06	$0.06
Weighted average common shares outstanding:
Basic	248,082	246,451	247,878	246,016
Diluted	248,082	247,166	248,823	246,879

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss) income	$(27,581)	$48,539	$89,023	$17,941
Other comprehensive income
Postretirement benefits:
Amortization of prior service cost	92	91	276	276
Amortization of actuarial gain	(12)	—	(37)	—
Income tax expense	(20)	(22)	(59)	(68)
Total comprehensive (loss) income	$(27,521)	$48,608	$89,203	$18,149

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018

Operating activities:
Net income	$89,023	$17,941
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax (benefit) expense	(5,511)	38,295
Depletion, depreciation and amortization and impairment	417,974	510,172
Exploration dry hole costs	—	4
Abandonment and impairment of unproved properties	41,631	73,244
Derivative fair value (income) loss	(208,190)	151,890
Cash settlements on derivative financial instruments	138,349	(40,272)
Allowance for doubtful accounts	(141)	(1,250)
Amortization of deferred financing costs and other	4,862	4,163
Deferred and stock-based compensation	14,410	41,252
Loss (gain) on the sale of assets	30,663	(149)
Gain on extinguishment of debt	(2,985)	—
Changes in working capital:
Accounts receivable	241,514	(49,713)
Inventory and other	(4,024)	(822)
Accounts payable	(52,645)	(6,529)
Accrued liabilities and other	(155,499)	36,721
Net cash provided from operating activities	549,431	774,947
Investing activities:
Additions to natural gas and oil properties	(550,355)	(781,554)
Additions to field service assets	(803)	(1,230)
Acreage purchases	(39,795)	(50,461)
Proceeds from disposal of assets	784,527	24,339
Purchases of marketable securities held by the deferred compensation plan	(16,741)	(34,953)
Proceeds from the sales of marketable securities held by the deferred compensation plan	21,344	37,311
Net cash provided from (used in) investing activities	198,177	(806,548)
Financing activities:
Borrowings on credit facilities	1,730,000	1,602,000
Repayments on credit facilities	(2,345,000)	(1,547,000)
Repayment of senior notes	(90,274)	—
Dividends paid	(15,077)	(14,950)
Taxes paid for shares withheld	(3,371)	(3,143)
Debt issuance costs	—	(8,257)
Change in cash overdrafts	(24,744)	(5,653)
Proceeds from the sales of common stock held by the deferred compensation plan	667	8,513
Net cash (used in) provided from financing activities	(747,799)	31,510
Decrease in cash and cash equivalents	(191)	(91)
Cash and cash equivalents at beginning of period	545	448
Cash and cash equivalents at end of period	$354	$357

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2019						Accumulated
			Common stock			other
	Common stock		held in	Additional paid-	Retained	comprehensive
	Shares	Par value	treasury	in capital	deficit	loss	Total
Balance as of December 31, 2018	249,520	$2,495	$(391)	$5,628,447	$(1,570,462)	$(658)	$4,059,431
Issuance of common stock	1,628	17	—	(2,396)	—	—	(2,379)
Issuance of common stock upon vesting of PSUs	—	—	—	4	(4)	—	—
Stock-based compensation expense	—	—	—	9,155	—	—	9,155
Cash dividends paid ($0.02 per share)	—	—	—	—	(5,023)	—	(5,023)
Other comprehensive income	—	—	—	—	—	60	60
Net income	—	—	—	—	1,419	—	1,419
Balance as of March 31, 2019	251,148	2,512	(391)	5,635,210	(1,574,070)	(598)	4,062,663
Issuance of common stock	206	2	—	1,547	—	—	1,549
Issuance of common stock upon vesting of PSUs	—	—	—	1	(1)	—	—
Stock-based compensation expense	—	—	—	7,822	—	—	7,822
Cash dividends paid ($0.02 per share)	—	—	—	—	(5,026)	—	(5,026)
Other comprehensive income	—	—	—	—	—	60	60
Net income	—	—	—	—	115,185	—	115,185
Balance as of June 30, 2019	251,354	2,514	(391)	5,644,580	(1,463,912)	(538)	4,182,253
Issuance of common stock	71	—	—	1,170	—	—	1,170
Stock-based compensation expense	—	—	—	7,318	—	—	7,318
Cash dividends paid ($0.02 per share)	—	—	—	—	(5,028)	—	(5,028)
Treasury stock issuance	—	—	63	(63)	—	—	—
Other comprehensive income	—	—	—	—	—	60	60
Net loss	—	—	—	—	(27,581)	—	(27,581)
Balance as of September 30, 2019	251,425	$2,514	$(328)	$5,653,005	$(1,496,521)	$(478)	$4,158,192

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2018						Accumulated
			Common stock			other
	Common stock		held in	Additional paid-	Retained	comprehensive
	Shares	Par value	treasury	in capital	(deficit)/earnings	loss	Total
Balance as of December 31, 2017	248,144	$2,481	$(599)	$5,577,732	$195,990	$(1,332)	$5,774,272
Issuance of common stock	1,092	11	—	(1,228)	—	—	(1,217)
Stock-based compensation expense	—	—	—	17,201	—	—	17,201
Cash dividends paid ($0.02 per share)	—	—	—	—	(4,971)	—	(4,971)
Treasury stock issuance	—	—	30	(30)	—	—	—
Other comprehensive income	—	—	—	—	—	69	69
Net income	—	—	—	—	49,238	—	49,238
Balance as of March 31, 2018	249,236	2,492	(569)	5,593,675	240,257	(1,263)	5,834,592
Issuance of common stock	201	2	—	6,543	—	—	6,545
Stock-based compensation expense	—	—	—	7,654	—	—	7,654
Cash dividends paid ($0.02 per share)	—	—	—	—	(4,989)	—	(4,989)
Treasury stock issuance	—	—	165	(165)	—	—	—
Other comprehensive income	—	—	—	—	—	69	69
Net loss	—	—	—	—	(79,836)	—	(79,836)
Balance as of June 30, 2018	249,437	2,494	(404)	5,607,707	155,432	(1,194)	5,764,035
Issuance of common stock	65	1	—	3,438	—	—	3,439
Issuance of common stock upon vesting of PSUs	2	—	—	31	(31)	—	—
Stock-based compensation expense	—	—	—	6,195	—	—	6,195
Cash dividends paid ($0.02 per share)	—	—	—	—	(4,990)	—	(4,990)
Other comprehensive income	—	—	—	—	—	70	70
Net income	—	—	—	—	48,539	—	48,539
Balance as of September 30, 2018	249,504	$2,495	$(404)	$5,617,371	$198,950	$(1,124)	$5,817,288

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

(2) BASIS OF PRESENTATION

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results for the periods reported. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019. The results of operations for the third quarter and the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Inventory. As of September 30, 2019, we had $9.5 million of material and supplies inventory compared to $8.0 million at December 31, 2018. Material and supplies inventory consists of primarily tubular goods and equipment used in our operations and is stated at lower of specific cost of each inventory item or net realized value, on a first-in, first-out basis. At September 30, 2019, we also had commodity inventory of $836,000 compared to $965,000 at December 31, 2018. Commodity inventory as of September 30, 2019 consists of NGLs held in storage or as line fill in pipelines.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

Financial Instruments – Credit Losses

In June 2016, an accounting standards update was issued that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standards update requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This standards update is effective for us in first quarter 2020 and will be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. Early adoption was permitted starting January 2019. We are continuing to evaluate the provisions of this accounting standards update but we currently do not expect it will have a material impact on our results of operations, financial position and financial disclosures.

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

(4) DISPOSITIONS

We recognized a pretax net loss of $36.3 million on the sale of assets in third quarter 2019 compared to a pretax net loss of $30,000 in third quarter 2018 and a pretax net loss of $30.7 million in first nine months 2019 compared to a pretax net gain of $149,000 in first nine months 2018. See discussion below for further details.

2019 Dispositions

Pennsylvania. In third quarter 2019, we sold a proportionately reduced 2.5% overriding royalty in three separate transactions primarily covering our Washington County, Pennsylvania leases for gross proceeds of $750.0 million. We recorded a loss of $36.5 million which represents closing adjustments and transaction fees. In second quarter 2019, we sold natural gas and oil property, primarily representing over 20,000 unproved acres, for proceeds of $34.0 million and recognized a pretax gain of $5.9 million.

Other. In third quarter 2019, we sold miscellaneous inventory and other assets for proceeds of $161,000, resulting in a pretax gain of $117,000. In first six months 2019, we sold miscellaneous inventory and other assets for proceeds of $366,000, resulting in a pretax loss of $187,000.

2018 Dispositions

Northern Oklahoma. In third quarter 2018, we sold properties in Northern Oklahoma for proceeds of $23.3 million and we recorded a net loss of $39,000 related to this sale, after closing adjustments.

Other. In third quarter 2018, we sold miscellaneous inventory and other assets for proceeds of $673,000 resulting in a pretax gain of $9,000. In first six months 2018, we sold miscellaneous inventory and other assets for proceeds of $366,000, resulting in a pretax gain of $179,000.

(5) REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Natural gas, NGLs and oil sales revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured.

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and oil sales. Revenues on sales of natural gas, NGLs, oil and purchased natural gas and NGLs are recognized when control of the product is transferred to the purchaser and payment can be reasonably assured. Sales prices are negotiated based on factors normally considered in the industry, such as index or spot price, distance from the well to the pipeline or market, commodity quality and prevailing supply and demand conditions. We enter into purchase transactions with third parties and separate sale transactions to make use of unused gas pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as we act as a principal in the transaction by assuming control of the commodities purchased and the responsibility to deliver the commodities sold. The majority of our product sale commitments are short-term in nature with a contract term of one year or less. Our product sales that have a contractual term greater than one year have no long-term fixed consideration. Accounts receivable attributable to our revenue contracts with customers was $209.1 million at September 30, 2019 and $438.3 million at December 31, 2018. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Natural gas sales	$284,980	$390,656	$1,063,323	$1,182,580
NGLs sales	143,195	278,563	508,035	705,793
Oil sales	46,579	67,212	138,629	206,077
Total natural gas, NGLs and oil sales	474,754	736,431	1,709,987	2,094,450
Sales of purchased natural gas	70,404	105,840	293,209	255,134
Sales of purchased NGLs	(183)	(154)	1,425	879
Other marketing revenue	2,794	3,699	9,200	11,435
Total	$547,769	$845,816	$2,013,821	$2,361,898

(6) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. Income tax (benefit) expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax (benefit) expense	$(47,219)	$24,137	$(1,432)	$38,295
Effective tax rate	63.1%	33.2%	(1.6%)	68.1%

Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three and nine months ended September 30, 2019 and 2018, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other tax items which are detailed below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total (loss) income before income taxes	$(74,800)	$72,676	$87,591	$56,236
U.S. federal statutory rate	21%	21%	21%	21%
Total tax (benefit) expense at statutory rate	(15,708)	15,262	18,394	11,810

State and local income taxes, net of federal benefit	(2,721)	2,691	3,822	3,439
State apportionment rate change	(44,203)	—	(44,203)	—
Equity compensation	286	6	4,174	2,146
Change in valuation allowances:
Federal net operating loss carryforwards	916	—	—	—
State net operating loss carryforwards and other	14,952	5,558	15,568	19,194
Other	(481)	100	(782)	1,499
Permanent differences and other	(260)	520	1,595	207
Total (benefit) expense for income taxes	$(47,219)	$24,137	$(1,432)	$38,295
Effective tax rate	63.1%	33.2%	(1.6%)	68.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income, as reported	$(27,581)	$48,539	$89,023	$17,941
Participating earnings (a)	(67)	(590)	(1,105)	(224)
Basic net (loss) income attributed to common shareholders	(27,648)	47,949	87,918	17,717
Reallocation of participating earnings (a)	—	2	3	—
Diluted net (loss) income attributed to common shareholders	$(27,648)	$47,951	$87,921	$17,717
Net (loss) income per common share:
Basic	$(0.11)	$0.19	$0.35	$0.07
Diluted	$(0.11)	$0.19	$0.35	$0.07
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

The following provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding – basic	248,082	246,451	247,878	246,016
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	—	715	945	863
Weighted average common shares outstanding – diluted	248,082	247,166	248,823	246,879

Weighted average common shares outstanding-basic for third quarter 2019 excludes 3.3 million shares of restricted stock held in our deferred compensation plan compared to 3.0 million shares in third quarter 2018 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding-basic for both the first nine months 2019 and 2018 excludes 3.1 million shares of restricted stock. Due to our net loss in third quarter 2019, all outstanding equity grants have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations. For first nine months 2019, equity grants of 1.6 million were outstanding but not included in the computation of diluted net income per share because the grant prices were greater than the average market price of our common shares and would be anti-dilutive to the computation. For third quarter 2018, equity grants of 506,000 and for first nine months 2018, equity grants of 755,000 were outstanding but not included in the computations because the effect would have been anti-dilutive.

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

Significant Judgments

Transportation, Gathering and Processing Arrangements

We engage in various types of transactions in which midstream entities transport, gather and/or process our product leveraging integrated systems and facilities wholly owned and operated by the midstream counterparty. Under most of these arrangements, we do not utilize substantially all of the third party’s underlying pipeline, gathering system or processing facilities, and thus, we have concluded that those underlying assets do not meet the definition of an identified asset. However, in limited circumstances, we do utilize substantially all of the capacity of a portion of the midstream system under our transportation, gathering and/or processing service contract. These arrangements require judgment to determine whether our capacity of the underlying midstream asset represents a lease. Under all of these arrangements, we have concluded that (i) the midstream entity maintains control of and has the ability to optimize and/or expand the underlying system throughout the duration of the contract term and (ii) the portion of the system or facility we utilize is highly integrated and interconnected to a broader system servicing a diverse set of customers. Consequently, the transportation, gathering and/or processing contract does not represent a lease of the underlying portion of the midstream system or facilities. We currently have not identified any of these commitments as leases.

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

The components of our total lease expense for the three and nine months ended September 30, 2019, the majority of which is included in general and administrative expense, are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,382	$9,671
Variable lease expense (1)	1,369	3,723
Short-term lease expense (2)	918	2,088
Sublease income	(874)	(2,622)
Total lease expense	$4,795	$12,860

Short-term lease costs (3)	$6,085	$23,177
(1)	Variable lease payments that are not dependent on an index or rate are not included in the lease liability or ROU assets.
(2)	Short-term lease expense represents expense related to leases with a contract term of one year or less.
(3)

These short-term lease costs are related to leases with a contract term of one year or less and the majority of which are related to drilling rigs and are capitalized as part of natural gas and oil properties on our balance sheets.

Supplemental cash flow information related to our operating leases is included in the table below (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$11,752
ROU assets added in exchange for lease obligations (since adoption)	$2,971

Supplemental balance sheet information related to our operating leases is included in the table below (in thousands):

September 30, 2019
Operating lease ROU assets	$47,214
Accrued liabilities – current	$(12,683)
Operating lease liabilities – long-term	$(40,350)

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

September 30, 2019
Weighted average remaining lease term	6.0 years
Weighted average discount rate	6.3%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of 2019	$3,936
2020	14,699
2021	11,208
2022	6,990
2023	6,500
Thereafter	21,730
Total lease payments	65,063
Less effects of discounting	(12,030)
Total lease liability	$53,033

(9) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	September 30, 2019	December 31, 2018
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$10,277,879	$10,974,929
Unproved properties	2,061,903	2,110,277
Total	12,339,782	13,085,206
Accumulated depreciation, depletion and amortization	(4,044,212)	(4,062,021)
Net capitalized costs	$8,295,570	$9,023,185
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(10) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at September 30, 2019 is shown parenthetically). No interest was capitalized during the three and nine months ended September 30, 2019 or the year ended December 31, 2018 (in thousands).

	September 30, 2019	December 31, 2018
Bank debt (3.3%)	$328,000	$943,000
Senior notes:
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2023	741,531	741,531
5.00% senior notes due 2022	547,110	580,032
5.75% senior notes due 2021	421,425	475,952
5.875% senior notes due 2022	323,077	329,244
Other senior notes due 2022	590	590
Total senior notes	2,783,733	2,877,349
Senior subordinated notes:
5.00% senior subordinated notes due 2023	7,712	7,712
5.00% senior subordinated notes due 2022	19,054	19,054
5.75% senior subordinated notes due 2021	22,214	22,214
Total senior subordinated notes	48,980	48,980
Total debt	3,160,713	3,869,329
Unamortized premium	3,580	4,741
Unamortized debt issuance costs	(30,303)	(37,209)
Total debt net of debt issuance costs	$3,133,990	$3,836,861

Bank Debt

In April 2018, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 13, 2023. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to redeterminations annually by May and for event-driven unscheduled redeterminations. As part of our annual redetermination completed on March 27, 2019, our borrowing base was reaffirmed for $3.0 billion and our bank commitment was also reaffirmed at $2.0 billion. As of September 30, 2019, our bank group was composed of twenty-seven financial institutions with no one bank holding more than 5.8% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. On September 30, 2019, bank commitments totaled $2.0 billion and the outstanding balance under our bank credit facility was $328.0 million, before deducting debt issuance costs. Additionally, we had $255.2 million of undrawn letters of credit leaving $1.4 billion of committed borrowing capacity available under the facility. During a non-investment grade period, borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit facility agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit facility agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 3.8% for third quarter 2019 compared to 3.9% for third quarter 2018. The weighted average interest rate was 4.0% for first nine months 2019 compared to 3.7% for first nine months 2018. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At September 30, 2019, the commitment fee was 0.30% and the interest rate margin was 1.25% on our LIBOR loans and 0.25% on our base rate loans.

In October 2019, we increased our bank commitment amount to $2.4 billion. Our bank group continues to be composed of twenty-seven financial institutions.As part of the negotiation of the increase in the bank commitment, an additional fee was paid to those banks agreeing to participate in the facility increase and there was a revision to the limitation on restricted payments as defined in the credit facility agreement.

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

Early Extinguishment of Debt

In third quarter 2019, we purchased in the open market $32.9 million principal amount of our 5.00% senior notes due 2022, $6.2 million principal amount of our 5.875% senior notes due 2022 and $54.5 million principal amount of our 5.75% senior notes due 2021. We recognized a gain on early extinguishment of debt, including transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the bank credit facility agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the bank credit facility agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at September 30, 2019.

(11) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Beginning of period	$312,754	$276,855
Liabilities incurred	3,059	3,376
Acquisitions	—	13,438
Liabilities settled	(5,091)	(5,052)
Disposition of wells (a)	(80,014)	(13,332)
Accretion expense	12,289	25,456
Change in estimate	(2,247)	12,013
End of period	240,750	312,754
Less current portion	(5,485)	(5,485)
Long-term asset retirement obligations	$235,265	$307,269

(a) The nine months ended September 30, 2019 represents the completion of the sale of approximately 1,300 shallow, non-core wells in Pennsylvania.

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(12) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, calls or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net gain of $152.3 million at September 30, 2019. These contracts expire monthly through December 2021. The following table sets forth our commodity-based derivative volumes by year as of September 30, 2019, excluding our basis and freight swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
Natural Gas
2019	Swaps	1,271,739 Mmbtu/day	$ 2.82
2020	Swaps	674,208 Mmbtu/day	$ 2.64
2019	Swaptions	140,000 Mmbtu/day	$ 2.81 (1)
2020	Swaptions	147,568 Mmbtu/day	$ 2.77 (1)
2021	Swaptions	30,000 Mmbtu/day	$ 2.70 (1)

Crude Oil
2019	Swaps	9,168 bbls/day	$ 56.11
2020	Swaps	6,738 bbls/day	$ 58.53
2019	Collars	1,000 bbls/day	$ 63.00 − $ 73.00
2020	Swaptions	1,000 bbls/day	$ 57.00 (2)
2021	Swaptions	1,000 bbls/day	$ 55.00 (2)
2020	Calls	500 bbls/day	$ 59.00

NGLs (C3-Propane)
2019	Swaps	500 bbls/day	$ 0.53/gallon

NGLs (NC4-Normal Butane)
2019	Swaps	1,000 bbls/day	$ 0.60/gallon

NGLs (iC4-Iso Butane)
2019	Swaps	500 bbls/day	$ 0.75/gallon

NGLs (C5-Natural Gasoline)
2019	Swaps	5,500 bbls/day	$ 1.30/gallon

(1)

Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volumes. We have swaps in place for 2019 for 140,000 Mmbtu/day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.81. In 2020, if the counterparty elects to double the volume, we would have additional swaps in place for 110,000 Mmbtu/day at a weighted average price of $2.78. We also have swaps in place for 2020 for 50,000 Mmbtu/day on which the counterparty can elect to extend the contract through December 2021 at a weighted average price of $2.75. In 2021, if the counterparty elects to double the volume, we would have additional swaps in place for 30,000 Mmbtu/day at a weighted average price of $2.70.

(2) Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volumes. We have swaps in place for 2020 for 1,000 bbls/day on which the counterparty can elect to extend the contract through 2021 at a weighted average price of $57.00. In 2021, if the counterparty elects to double the volume, we would have additional swaps in place for 1,000 bbls/day at a weighted average price of $55.00.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps, collars, calls and swaptions described above, at September 30, 2019, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through December 2021 and include a total volume of 129,765,000 Mmbtu. The fair value of these contracts was a gain of $4.6 million at September 30, 2019.

At September 30, 2019, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly in October through December of 2019 and monthly in 2020 and include a total volume of 1,875,000 barrels. The fair value of these contracts was a loss of $3.3 million at September 30, 2019.

Freight Swap Contracts

In connection with our international propane sales, we utilize propane swaps. To further hedge our propane price, at September 30, 2019, we had freight swap contracts on the Baltic Exchange which lock in the freight rate for a specific trade route. These contracts settle monthly and cover 10,000 metric tons per month through December 2019, 4,000 metric tons per month in 2020 and 5,000 metric tons per month in 2021, with the fair value of these contracts equal to a gain of $1.4 million at September 30, 2019.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		September 30, 2019
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$102,076	$(1,106)	$100,970
	–swaptions	27,309	(2,107)	25,202
	–basis swaps	6,695	(2,108)	4,587
Crude oil	–swaps	19,012	(602)	18,410
	–swaptions	2,896	(1,382)	1,514
	–calls	—	(224)	(224)
	−collars	869	—	869
NGLs	–C3 propane spread swaps	17,816	(17,816)	—
	–C3 propane swaps	132	—	132
	–iC4 iso butane swaps	—	(2)	(2)
	–NC4 normal butane swaps	160	—	160
	−C5 natural gasoline swaps	5,229	—	5,229
Freight	−swaps	1,439	(1,439)	—
		$183,633	$(26,786)	$156,847

		September 30, 2019
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(1,106)	$1,106	$—
	–swaptions	(2,107)	2,107	—
	–basis swaps	(2,075)	2,108	33
Crude oil	–swaps	(602)	602	—
	–swaptions	(1,382)	1,382	—
	–calls	(224)	224	—
NGLs	–C3 propane spread swaps	(21,105)	17,816	(3,289)
	–iC4 iso butane swaps	(2)	2	—
Freight	–swaps	—	1,439	1,439
		$(28,603)	$26,786	$(1,817)

		December 31, 2018
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$20,834	$(11,748)	$9,086
	–swaptions	5,200	(3,883)	1,317
	–basis swaps	6,468	(2,822)	3,646
Crude oil	–swaps	26,481	(651)	25,830
	–collars	5,945	(707)	5,238
NGLs	–C3 propane swaps	18,719	(589)	18,130
	–C3 propane collars	8,538	—	8,538
	–C3 propane spread swaps	8,984	(8,868)	116
	–NC4 normal butane swaps	4,084	—	4,084
	–C5 natural gasoline swaps	17,371	—	17,371
Freight	–swaps	—	(561)	(561)
		$122,624	$(29,829)	$92,795

		December 31, 2018
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(18,332)	$11,748	$(6,584)
	–swaptions	(7,972)	3,883	(4,089)
	–basis swaps	(1,702)	2,822	1,120
Crude oil	–swaps	—	651	651
	–collars	—	707	707
NGLs	–C3 propane swaps	—	589	589
	–C3 propane spread swaps	(8,868)	8,868	—
Freight	–swaps	(561)	561	—
		$(37,435)	$29,829	$(7,606)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commodity swaps	$60,090	$(35,868)	$161,799	$(143,598)
Swaptions	10,358	7,093	39,451	4,100
Collars	356	(3,965)	(3,590)	(4,031)
Calls	(224)	197	(224)	526
Basis swaps	3,448	(2,350)	7,801	(9,043)
Freight swaps	648	302	2,953	156
Total	$74,676	$(34,591)	$208,190	$(151,890)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2019 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2019
Trading securities held in the deferred compensation plans	$58,264	$—	$—	$58,264

Commodity price derivatives –swaps	—	124,899	—	124,899
–collars	—	869	—	869
–calls	—	(224)	—	(224)
–basis swaps	—	1,331	—	1,331
–swaptions	—	—	26,716	26,716
Derivatives–freight swaps	—	1,439	—	1,439

	Fair Value Measurements at December 31, 2018 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2018
Trading securities held in the deferred compensation plans	$57,293	$—	$—	$57,293
Commodity price derivatives –swaps	—	69,156	—	69,156
–collars	—	5,945	8,538	14,483
–basis swaps	—	4,883	—	4,883
–swaptions	—	—	(2,772)	(2,772)
Derivatives–freight swaps	—	(561)	—	(561)

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. As of September 30, 2019, a portion of our natural gas derivative instruments contains swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. Derivatives in Level 3 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. Subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

As of September 30, 2019
Balance at December 31, 2018	$5,766
Total gains:
Included in earnings	31,683
Settlements, net	(10,762)
Transfers out of Level 3	29
Balance at September 30, 2019	$26,716

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For third quarter 2019, interest and dividends were $197,000 and the mark-to-market adjustment was a loss of $361,000 compared to interest and dividends of $225,000 and a mark-to-market gain of $1.3 million in third quarter 2018. For first nine months 2019, interest and dividends were $560,000 and the mark-to-market adjustment was a gain of $6.3 million compared to interest and dividends of $606,000 and a mark-to-market gain of $522,000 in the same period of the prior year.

Fair Values – Non-recurring

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. In first quarter 2018, there were indicators that the carrying value of certain of our oil and natural gas properties in Oklahoma may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their remaining fair value was measured using a market approach based upon the potential sale of these Oklahoma properties, which is a Level 3 input. We recorded non-cash charges in first quarter 2018 of $7.3 million related to these properties of which the fair value was determined to be $32.5 million. In second quarter 2018, we recorded impairment of $15.3 million related to certain shallow legacy oil and natural gas assets in Northwest Pennsylvania where we had increased our working interest during the quarter. The fair value of these assets had previously been determined to be zero. There were no impairment charges in the third quarter or the first nine months 2019.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, options and basis swaps	$156,847	$156,847	$92,795	$92,795
Marketable securities (a)	58,264	58,264	57,293	57,293
(Liabilities):
Commodity swaps, options and basis swaps	(1,817)	(1,817)	(7,606)	(7,606)
Bank credit facility (b)	(328,000)	(328,000)	(943,000)	(943,000)
5.75% senior notes due 2021 (b)	(421,425)	(419,154)	(475,952)	(455,972)
5.00% senior notes due 2022 (b)	(547,110)	(513,102)	(580,032)	(519,343)
5.875% senior notes due 2022 (b)	(323,077)	(311,385)	(329,244)	(305,989)
Other senior notes due 2022 (b)	(590)	(587)	(590)	(581)
5.00% senior notes due 2023 (b)	(741,531)	(648,699)	(741,531)	(654,683)
4.875% senior notes due 2025 (b)	(750,000)	(618,503)	(750,000)	(616,313)
5.75% senior subordinated notes due 2021 (b)	(22,214)	(21,855)	(22,214)	(21,638)
5.00% senior subordinated notes due 2022 (b)	(19,054)	(17,927)	(19,054)	(17,072)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(6,815)	(7,712)	(6,690)
Deferred compensation plan (c)	(66,349)	(66,349)	(80,092)	(80,092)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)

The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes and our senior subordinated notes is based on end of period market quotes which are Level 2 inputs.

(c)	The fair value of our deferred compensation plan is updated at the closing price on the balance sheet date which is a Level 1 input.

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Non-financial liabilities initially measured at fair value include asset retirement obligations and operating lease liabilities. For additional information, see Note 8 and 11.

Concentrations of Credit Risk

As of September 30, 2019, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate securities are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $4.3 million at September 30, 2019 and $6.1 million at December 31, 2018. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At September 30, 2019, our derivative counterparties include nineteen financial institutions, of which all but three are secured lenders in our bank credit facility. At September 30, 2019, our net derivative liability includes a net receivable of $2.0 million to these three counterparties that are not participants in our bank credit facility.

(14) STOCK-BASED COMPENSATION PLANS

Stock-Based Awards

We have two active equity-based stock plans, our Amended and Restated 2005 Equity-Based Incentive Compensation Plan, which we refer to as the 2005 Plan and the new 2019 Equity-Based Compensation Plan, which was approved by our stockholders in May 2019. Under these plans, various awards may be issued to non-employee directors and employees pursuant to decisions of the Compensation Committee, which is composed of only non-employee, independent directors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct operating expense	$319	$537	$1,459	$1,667
Brokered natural gas and marketing expense	522	403	1,523	1,001
Exploration expense	496	405	1,372	1,527
General and administrative expense	8,423	5,607	27,561	38,332
Termination costs	(1)	—	25	—
Total stock-based compensation	$9,759	$6,952	$31,940	$42,527

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

SARs. At September 30, 2019, there were no SARs outstanding.

Restricted Stock – Equity Awards

In first nine months 2019, we granted 2.8 million restricted stock Equity Awards to employees at an average price of $10.59 which generally vest over a three-year period compared to 1.8 million at an average price of $16.97 in first nine months 2018. We recorded compensation expense for these awards of $18.9 million in first nine months 2019 compared to $18.2 million in the same period of 2018. Restricted stock Equity Awards are not issued to employees until such time as they are vested and the employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first nine months 2019, we granted 1.0 million shares of restricted stock Liability Awards as compensation to employees at an average price of $10.39 which vests generally over a three-year period and 183,000 shares were granted to non-employee directors at an average price of $9.11 with immediate vesting. In first nine months 2018, we granted 877,000 shares of restricted stock Liability Awards as compensation to employees at an average price of $15.30 with vesting generally over a three-year period and 138,000 shares were granted to non-employee directors at an average price of $15.54 with immediate vesting. We recorded compensation expense for these Liability Awards of $7.0 million in first nine months 2019 compared to $11.0 million in first nine months 2018. The majority of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at September 30, 2019:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,386,088	$20.04	184,579	$15.65
Granted	2,792,438	10.59	1,206,480	10.20
Vested	(1,246,420)	15.73	(733,187)	10.76
Forfeited	(370,035)	13.44	—	—
Outstanding at September 30, 2019	2,562,071	$12.79	657,872	$11.10

Stock-Based Performance Units

Production Growth and Reserve Growth Awards (debt-adjusted). The PG-PSUs and RG-PSUs vest at the end of the three-year performance period. The performance metrics for each year are set by the Compensation Committee no later than March 31 of such year. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. The following is a summary of our non-vested PG/RG-PSUs awards outstanding at September 30, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	536,798	$15.61
Units granted (a)	345,202	10.32
Forfeited	(427)	15.65
Outstanding at September 30, 2019	881,573	$11.70
(a)

Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 200% depending on achievement of specifically identified performance targets.

We recorded PG/RG-PSUs compensation expense of $2.3 million in first nine months 2019 compared to $5.8 million in first nine months 2018.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of PSUs granted during first nine months 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.4%	2.4%
Expected annual volatility	46%	48%
Grant date fair value per unit	$11.34	$18.51

The following is a summary of our non-vested TSR – PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,067,886	$27.81
Units granted (a)	314,152	11.34
Vested and issued (b)	(12,283)	30.47
Forfeited	(376,303)	37.25
Outstanding at September 30, 2019	993,452	$19.00
(a)

These amounts reflect the number of performance units granted. The actual payout of shares may be between zero and 200% of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

(b)

Includes 12,283 TSR-PSUs awards issued related to the 2016 performance period where the return on our common stock was in the 20th percentile for the February 2016 grant. The remaining February 2016 awards are considered to be forfeited. The May 2016 awards were  100% forfeited as the performance was not achieved.

We recorded TSR-PSUs compensation expense of $2.2 million in first nine months 2019 compared to $6.1 million in the same period of 2018. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

SARs

Information with respect to our SARs activity is summarized below.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,104	$81.74
Expired	(1,104)	81.74
Outstanding at September 30, 2019	—	$—

Other Post Retirement Benefits

Effective fourth quarter 2017, as part of our officer succession plan, we implemented a post retirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or at the date they become eligible for Medicare, subject to various cost-sharing features. There was approximately $92,000 of estimated prior service costs amortized from accumulated other comprehensive income into general and administrative expense in both the three months ended September 30, 2019 and 2018 and approximately $275,000 amortized in both the nine months ended September 30, 2019 and 2018. Those employees that qualified for the new retirement health care plan were also fully vested in all equity grants. Effective October 2018, officers who qualified for the plan are required to provide reasonable notice of retirement and beginning in 2019 must provide one year of service after the grant date to be fully vested in an equity grant.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market gain of $8.9 million in third quarter 2019 compared to mark-to-market loss of $223,000 in third quarter 2018. We recorded mark-to-market gain of $16.4 million in first nine months 2019 compared to a mark-to-market gain of $559,000 in first nine months 2018. The Rabbi Trust held 3.2 million shares (2.5 million of which were vested) of Range stock at September 30, 2019 compared to 2.6 million shares (2.4 million of which were vested) at December 31, 2018.

(15) TERMINATION COSTS

In second quarter 2019, we announced a reduction in our work force. For second quarter ended June 30, 2019, we recorded $2.2 million of severance costs and $25,000 of stock-based compensation related to this work force reduction. In third quarter 2019, we sold various non-core assets in Pennsylvania and accrued $819,000 of severance costs related to this sale. The following summarizes our termination costs for the three months and nine months September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance costs	$819	$(356)	$3,000	$(356)
Building lease	—	20	—	(17)
Stock-based compensation	—	—	25	—
	$819	$(336)	$3,025	$(373)

The following details the accrued liability as of September 30, 2019 (in thousands):

Nine Months Ended
September 30, 2019
Beginning balance	$—
Accrued severance costs	3,000
Payments	(1,292)
Ending balance	$1,708

(16) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2018:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Beginning balance	249,510,022	248,129,430
Restricted stock grants	1,178,732	865,095
Restricted stock units vested	714,271	434,046
Performance stock units issued	12,283	73,985
Performance stock dividends	464	2,164
Treasury shares issued	1,532	5,302
Ending balance	251,417,304	249,510,022

In October 2019, our board of directors authorized an $100.0 million common stock repurchase program. Under this stock repurchase program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by our board of directors.

(17) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded from taxing authorities	$—	$7,521
Interest paid	(151,602)	(161,444)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	812	20,452
Decrease in accrued capital expenditures	(4,424)	(107,070)

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

(19) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are included in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. We did not have any suspended exploratory well costs as of September 30, 2019.

(20) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(in thousands)
Acquisitions:
Acreage purchases	$31,582	$62,390
Oil and gas properties	—	1,683
Development	541,455	834,552
Exploration:
Drilling	—	1,380
Expense	25,961	32,196
Stock-based compensation expense	1,372	1,921
Gas gathering facilities:
Development	3,127	10,218
Subtotal	603,497	944,340
Asset retirement obligations	812	28,826
Total costs incurred	$604,309	$973,166
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our overarching business objective is to build stockholder value through returns focused development, measured on a per share debt-adjusted basis, for both reserves and production. Our strategy to achieve our business objective is to increase reserves and production through internally generated drilling projects coupled with occasional acquisitions and divestitures of non-core assets. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire, produce and market natural gas, NGLs and crude oil reserves. Commodity prices have been and are expected to remain volatile. We believe that we are well-positioned to manage the challenges presented in a volatile pricing environment by:

•	exercising discipline in our capital program with our goal to target capital spending within operating cash flows;
•	continuing to optimize drilling, completion and operational efficiencies;
•	continuing to manage price risk by hedging our production; and
•	continuing to manage our balance sheet.

While we are unable to predict future commodity prices; in the event that commodity prices significantly decline, we would test the recoverability of the carrying value of our natural gas and oil properties, and, if necessary, record an impairment charge. We prepare our financial statements in conformity with U.S. GAAP which requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved natural gas, NGLs and oil reserves. We use the successful efforts method of accounting for our natural gas, NGLs and oil activities.

Prices for natural gas, NGLs and oil fluctuate widely and affect:

•	revenues, profitability and cash flow;
•	the quantity of natural gas, NGLs and oil we can economically drill for and produce;
•	the quantity of natural gas, NGLs and oil recorded as proved reserves;
•	the amount of cash flows available for capital expenditures; and
•	our ability to borrow and raise additional capital.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the preceding consolidated financial statements and notes in Item 1.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenue, net income and cash flow. Natural gas, NGLs and oil are commodities and prices for such commodities are inherently volatile. Natural gas, oil and NGLs benchmarks decreased in third quarter and first nine months 2019 when compared to the same period in 2018. As a result, we experienced decreased price realizations. The following table lists related benchmarks for natural gas, oil and NGLs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$2.23	$2.91	$2.67	$2.90
Oil (per bbl)	56.42	69.49	57.33	66.78
Mont Belvieu NGLs composite (per gallon) (b)	0.38	0.79	0.46	0.69

(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange (“NYMEX”).
(b)	Based on our estimated NGLs product composition per barrel.

Our price realizations (not including the impact of our derivatives) may differ from the benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of Third Quarter 2019 Results

Our financial results are significantly impacted by commodity prices. For third quarter 2019, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 34% decrease in net realized prices (average prices including all derivative settlements and third party transportation costs paid by us) and slightly lower production volumes when compared to the same quarter of 2018. Production was negatively impacted during third quarter 2019 by the sale of additional over-riding royalty interests and downtime at the Marcus Hook export terminal during the month of September which impacted production volumes due to ethane rejection. Daily production in third quarter 2019 averaged 2.2 Bcfe compared to 2.3 Bcfe in the same period of the prior year. Average natural gas differentials per mcf were below NYMEX and operating costs were higher when compared to the same period of 2018.

During third quarter 2019, we recognized a net loss of $27.6 million, or $0.11 per diluted common share compared to net income of $48.5 million, or $0.19 per diluted common share, during third quarter 2018. The decline in net income for third quarter 2019 from third quarter 2018 is primarily due to significantly lower net realized prices and slightly lower production volumes which was partially offset by a net favorable impact of changes to our state apportionment rates used for state income taxes.

Our third quarter 2019 financial and operating performance included the following results:

•	received asset sale proceeds of $750.2 million;
•	repurchased $93.6 million face value of our senior notes at a discount and recorded a gain on early extinguishment of debt;
•	realized $103.9 million of cash flow from operating activities;
•	revenue from the sale of natural gas, NGLs and oil decreased 36% from the same period of 2018 with a 35% decrease in average realized prices (before cash settlements on our derivatives);
•	revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 21% from the same period of 2018;
•	direct operating expenses per mcfe was 13% higher from the same period of 2018 (see discussion on page 39);
•	reduced general and administrative expense on a per mcfe basis 5%, and on absolute basis 6%, when compared to the same period of 2018 (see discussion on page 39);
•	reduced interest expense per mcfe 12% from the same period of 2018;
•	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 15% from the same period of 2018;
•	entered into additional derivative contracts for 2019, 2020 and 2021; and
•	reduced borrowings on our bank credit facility by $567.0 million from June 2019.

We generated $103.9 million of cash flow from operating activities in third quarter 2019, a decrease of $125.5 million from third quarter 2018, which reflects significantly lower net realized prices partially offset by lower comparative working capital outflows ($12.0 million outflow during third quarter 2019 compared to $22.9 million outflow in third quarter 2018).

Overview of First Nine Months 2019 Results

For first nine months 2019, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 25% decrease in net realized prices (average prices including all derivative settlements and third party transportation costs paid by us) partially offset by 2% higher production volumes when compared to first nine months 2018. Daily production in first nine months 2019 averaged 2.3 Bcfe compared to 2.2 Bcfe in the same period of the prior year with the increase due to our successful Marcellus horizontal drilling program. Average natural gas differentials per mcf were below NYMEX while operating costs were lower when compared to the same period of 2018.

During first nine months 2019, we recognized net income of $89.0 million, or $0.35 per diluted common share compared to net income of $17.9 million, or $0.07 per diluted common share, during first nine months 2018. The improvement in net income for first nine months 2019 from first nine months 2018 is primarily due to favorable derivative fair value income (or the non-cash fair value adjustments related to our derivatives), lower impairment charges, lower operating costs, a favorable impact of changes to our state apportionment rates used for state income taxes and higher production volumes partially offset by lower net realized prices.

Our first nine months 2019 financial and operating performance included the following results:

•	received asset sale proceeds of $784.5 million;
•	repurchased $93.6 million face value of our senior notes at a discount and recorded a gain on early extinguishment of debt;
•	realized $549.4 million of cash flow from operating activities;
•	2% production growth over the same period of 2018;
•	revenue from the sale of natural gas, NGLs and oil decreased 18% from the same period of 2018 with a 20% decrease in average realized prices (before cash settlements on our derivatives);
•	revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 10% from the same period of 2018;
•	direct operating expenses per mcfe were the same when compared to the same period of 2018 (see discussion on page 39);
•	reduced general and administrative expense on a per mcfe basis 15%, and on an absolute basis 13%, from the same period of 2018 (see discussion on page 39);
•	reduced interest expense per mcfe 11% from the same period of 2018;
•	reduced our DD&A rate per mcfe by 15% from the same period of 2018;
•	entered into additional derivative contracts for 2019, 2020 and 2021; and
•	reduced borrowings on our bank credit facility $615.0 million from December 2018.

We generated $549.4 million of cash flow from operating activities in first nine months 2019, a decrease of $225.5 million from first nine months 2018, which reflects significantly lower net realized prices, the impact of our asset sales partially offset by higher comparative working capital inflows ($29.3 million inflow during first nine months 2019 compared to $20.3 million outflow in first nine months 2018) and higher production volumes.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In third quarter 2019, natural gas, NGLs and oil sales decreased 36% compared to third quarter 2018 with a 35% decrease in average realized prices (before cash settlements on our derivatives) and slightly lower production volumes. In first nine months 2019, natural gas, NGLs and oil sales decreased 18% compared to the same period of 2018 with a 20% decrease in average realized prices (before cash settlements on our derivatives) partially offset by a 2% increase in average daily production. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Natural gas, NGLs and oil sales
Natural gas	$284,980	$390,656	$(105,676)	(27%)	$1,063,323	$1,182,580	$(119,257)	(10%)
NGLs	143,195	278,563	(135,368)	(49%)	508,035	705,793	(197,758)	(28%)
Oil	46,579	67,212	(20,633)	(31%)	138,629	206,077	(67,448)	(33%)
Total natural gas, NGLs and oil sales	$474,754	$736,431	$(261,677)	(36%)	$1,709,987	$2,094,450	$(384,463)	(18%)

Our production has grown through drilling success and additional NGLs extraction, which is partially offset by the natural production decline of our wells and asset sales. Production in third quarter 2019 was negatively impacted by downtime at the Marcus Hook export terminal during the month of September and by the sale of additional overriding royalty interests. Third quarter 2019 production volumes from the Marcellus Shale were 2.0 Bcfe per day, an increase of 3% when compared to the same period of 2018. Third quarter 2019 production volumes from our North Louisiana properties were approximately 201.6 Mmcfe per day, a decline of 28% when compared to the same period of 2018. Production volumes for first nine months 2019 for the Marcellus Shale properties were 2.0 Bcfe per day, an increase of 8% when compared to the same period of 2018. Production volumes for first nine months 2019 for our North Louisiana properties were approximately 218.3 Mmcfe per day, a decline of 32% when compared to the same period of 2018. Our production for the three and nine months ended September 30, 2019 and 2018 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Production (a)
Natural gas (mcf)	143,721,265	140,757,676	2,963,589	2%	427,405,931	411,769,576	15,636,355	4%
NGLs (bbls)	9,511,234	10,255,159	(743,925)	(7%)	28,971,049	29,009,100	(38,051)	—%
Crude oil (bbls)	939,541	1,040,891	(101,350)	(10%)	2,727,415	3,314,704	(587,289)	(18%)
Total (mcfe) (b)	206,425,915	208,533,976	(2,108,061)	(1%)	617,596,715	605,712,400	11,884,315	2%

Average daily production (a)
Natural gas (mcf)	1,562,188	1,529,975	32,213	2%	1,565,589	1,508,313	57,276	4%
NGLs (bbls)	103,383	111,469	(8,086)	(7%)	106,121	106,260	(139)	—%
Crude oil (bbls)	10,212	11,314	(1,102)	(10%)	9,991	12,142	(2,151)	(18%)
Total (mcfe) (b)	2,243,760	2,266,674	(22,914)	(1%)	2,262,259	2,218,727	43,532	2%
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during third quarter 2019 was $1.25 per mcfe compared to $1.90 per mcfe in third quarter 2018. Our average realized price during first nine months 2019 was $1.54 per mcfe compared to $2.04 per mcfe in the same period of 2018. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense on the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$1.98	$2.78	$(0.80)	(29%)	$2.49	$2.87	$(0.38)	(13%)
NGLs (per bbl)	15.06	27.16	(12.10)	(45%)	17.54	24.33	(6.79)	(28%)
Crude oil and condensate (per bbl)	49.58	64.57	(14.99)	(23%)	50.83	62.17	(11.34)	(18%)
Total (per mcfe) (a)	2.30	3.53	(1.23)	(35%)	2.77	3.46	(0.69)	(20%)
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.49	$2.82	$(0.33)	(12%)	$2.70	$3.01	$(0.31)	(10%)
NGLs (per bbl)	15.80	24.43	(8.63)	(35%)	19.19	22.14	(2.95)	(13%)
Crude oil and condensate (per bbl)	49.73	52.33	(2.60)	(5%)	50.16	52.12	(1.96)	(4%)
Total (per mcfe) (a)	2.69	3.36	(0.67)	(20%)	2.99	3.39	(0.40)	(12%)
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.23	$1.56	$(0.33)	(21%)	$1.41	$1.80	$(0.39)	(22%)
NGLs (per bbl)	3.65	11.92	(8.27)	(69%)	7.28	11.06	(3.78)	(34%)
Crude oil and condensate (per bbl)	49.73	52.33	(2.60)	(5%)	50.16	52.12	(1.96)	(4%)
Total (per mcfe) (a)	1.25	1.90	(0.65)	(34%)	1.54	2.04	(0.50)	(25%)
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average natural gas differentials (below) or above NYMEX	$(0.25)	$(0.13)	$(0.18)	$(0.03)
Realized (losses) gains on basis hedging	$(0.01)	$(0.02)	$0.03	$(0.03)

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	Price Variance	Volume Variance	2019	2018	Price Variance	Volume Variance	2019
Natural gas
Price (per mcf)	$2.78	$(0.80)	$—	$1.98	$2.87	$(0.38)	$—	$2.49
Production (Mmcf)	140,758	—	2,963	143,721	411,770	—	15,636	427,406
Natural gas sales	$390,656	$(113,901)	$8,225	$284,980	$1,182,580	$(164,164)	$44,907	$1,063,323

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	Price Variance	Volume Variance	2019	2018	Price Variance	Volume Variance	2019
NGLs
Price (per bbl)	$27.16	$(12.10)	$—	$15.06	$24.33	$(6.79)	$—	$17.54
Production (Mbbls)	10,255	—	(744)	9,511	29,009	—	(38)	28,971
NGLs sales	$278,563	$(115,161)	$(20,207)	$143,195	$705,793	$(196,833)	$(925)	$508,035

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	Price Variance	Volume Variance	2019	2018	Price Variance	Volume Variance	2019
Crude oil
Price (per bbl)	$64.57	$(14.99)	$—	$49.58	$62.17	$(11.34)	$—	$50.83
Production (Mbbls)	1,041	—	(101)	940	3,315	—	(588)	2,727
Crude oil sales	$67,212	$(14,088)	$(6,545)	$46,579	$206,077	$(30,936)	$(36,512)	$138,629

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	Price Variance	Volume Variance	2019	2018	Price Variance	Volume Variance	2019
Consolidated
Price (per mcfe)	$3.53	$(1.23)	$—	$2.30	$3.46	$(0.69)	$—	$2.77
Production (Mmcfe)	208,534	—	(2,108)	206,426	605,712	—	11,885	617,597
Total natural gas, NGLs and oil sales	$736,431	$(254,233)	$(7,444)	$474,754	$2,094,450	$(425,557)	$41,094	$1,709,987

Transportation, gathering, processing and compression expense was $295.9 million in third quarter 2019 compared to $304.6 million in third quarter 2018. These third-party costs are lower in third quarter 2019 when compared to third quarter 2018 due to lower prices and the impact of the downtime at the Marcus Hook export terminal on our ethane volumes. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range).

Transportation, gathering, processing and compression expense was $899.8 million in first nine months 2019 compared to $819.1 million in first nine months 2018. These third-party costs are higher in first nine months 2019 when compared to first nine months 2018 due to our production growth in the Marcellus Shale and new in-service pipelines. NGLs transportation is higher primarily due to higher expense in North Louisiana caused by fully utilizing amounts that were previously accrued for as capacity commitments. The following table summarizes transportation, gathering, processing and compression expense for the three and nine months ended September 30, 2019 and 2018 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Transportation, gathering, processing and compression
Natural gas	$180,353	$176,271	$4,082	2%	$554,789	$497,569	$57,220	11%
NGLs	115,559	128,291	(12,732)	(10%)	344,997	321,531	23,466	7%
Total	$295,912	$304,562	$(8,650)	(3%)	$899,786	$819,100	$80,686	10%

Natural gas (per mcf)	$1.25	$1.25	$—	—%	$1.30	$1.21	$0.09	7%
NGLs (per bbl)	$12.15	$12.51	$(0.36)	(3%)	$11.91	$11.08	$0.83	7%

Derivative fair value income (loss) was a gain of $74.7 million in third quarter 2019 compared to a loss of $34.6 million in third quarter 2018. Derivative fair value income was a gain of $208.2 million in first nine months 2019 compared to a loss of $151.9 million in first nine months 2018. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivative fair value income (loss) per consolidated statements of operations	$74,676	$(34,591)	$208,190	$(151,890)

Non-cash fair value (loss) gain: (1)
Natural gas derivatives	$(17,345)	$3,326	$126,296	$(89,556)
Oil derivatives	15,925	(5,659)	(11,857)	(33,416)
NGLs derivatives	(3,849)	2,529	(46,598)	11,329
Freight derivatives	(63)	135	2,000	25
Total non-cash fair value (loss) gain (1)	$(5,332)	$331	$69,841	$(111,618)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$72,809	$5,845	$92,333	$56,466
Oil derivatives	146	(12,744)	(1,819)	(33,303)
NGLs derivatives	7,053	(28,023)	47,835	(63,435)
Total net cash receipt (payment)	$80,008	$(34,922)	$138,349	$(40,272)
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

Brokered natural gas, marketing and other revenue in third quarter 2019 was $73.0 million compared to $109.4 million in third quarter 2018 with the decrease caused by lower sales prices for brokered volumes (volumes not related to our production) and lower broker sales volumes. Brokered natural gas, marketing and other revenue was $303.8 million in first nine months 2019 compared to $267.4 million in first nine months 2018 with the increase caused by significantly higher broker sales volumes and higher prices in first quarter 2019 somewhat offset by lower prices in second and third quarter 2019. We continue to optimize our transportation portfolio. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following presents information about certain of our expenses on a per mcfe basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Direct operating expense	$0.17	$0.15	$0.02	13%	$0.17	$0.17	$—	—%
Production and ad valorem tax expense	0.04	0.05	(0.01)	(20%)	0.05	0.05	—	—%
General and administrative expense	0.20	0.21	(0.01)	(5%)	0.22	0.26	(0.04)	(15%)
Interest expense	0.23	0.26	(0.03)	(12%)	0.24	0.27	(0.03)	(11%)
Depletion, depreciation and amortization expense	0.67	0.79	(0.12)	(15%)	0.68	0.80	(0.12)	(15%)

Direct operating expense was $35.3 million in third quarter 2019 compared to $30.9 million in third quarter 2018. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs increased in third quarter 2019 primarily due to higher workover costs partially offset by lower water handling costs and lower utility costs. Our production volumes decreased 1% in third quarter 2019. We incurred $7.8 million of workover costs in third quarter 2019 compared to $1.4 million in third quarter 2018. On a per mcfe basis, direct operating expense in third quarter 2019 increased 13% to $0.17 from $0.15 in the same period of 2018 with the increase primarily due to higher workover costs.

Direct operating expense was $102.5 million in first nine months 2019 compared to $104.1 million in the same period of 2018. Our direct operating costs decreased in first nine months 2019 compared to the same period of 2018 due to lower water handling costs and the impact of the sale of our Northern Oklahoma properties in the prior year partially offset by higher workover costs. Our production volumes increased 2% in first nine months 2019. We incurred $16.2 million of workover costs in first nine months 2019 compared to $6.3 million of workover costs in the same period of 2018. On a per mcfe basis, direct operating expense in first nine months 2019 was the same as the same period of 2018 with higher workover costs offset by lower water handling costs and the sale of our Northern Oklahoma properties in the prior year. The following table summarizes direct operating expense per mcfe for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Direct operating
Lease operating expense	$0.13	$0.14	$(0.01)	(7%)	$0.14	$0.16	$(0.02)	(13%)
Workovers	0.04	0.01	0.03	300%	0.03	0.01	0.02	20	0%
Stock-based compensation	—	—	—		—	—	—	—
Total direct operating expense	$0.17	$0.15	$0.02	13%	$0.17	$0.17	$—	—%

Production and ad valorem taxes are paid based on market prices rather than hedged prices. This expense category is predominately the Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $3.1 million in third quarter 2019 compared to $3.4 million in third quarter 2018 due to lower prices. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. Included in third quarter 2019 is a $4.7 million impact fee compared to $6.1 million in third quarter 2018.

Production and ad valorem taxes (excluding the impact fee) were $9.0 million in first nine months 2019 compared to $10.5 million in the same period of 2018 due to lower prices. Included in first nine months 2019 is a $20.0 million impact fee compared to $19.0 million in the same period of 2018. The following table summarizes production and ad valorem taxes per mcfe for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Production and ad valorem taxes
Production taxes	$0.01	$0.01	$—	—%	$0.01	$0.01	$—	—%
Ad valorem taxes	0.01	0.01	—	—%	—	0.01	(0.01)	(100%)
Impact fee	0.02	0.03	(0.01)	(33%)	0.04	0.03	0.01	33%
Total production and ad valorem taxes	$0.04	$0.05	$(0.01)	(20%)	$0.05	$0.05	$—	—%

General and administrative (“G&A”) expense was $41.0 million in third quarter 2019 compared to $43.7 million in third quarter 2018. The third quarter 2019 decrease of $2.7 million when compared to the same period of 2018 is primarily due to lower salaries and benefits of $2.8 million and lower franchise taxes of $1.7 million which is partially offset by higher stock-based compensation of $2.8 million. G&A expense for first nine months 2019 decreased $21.4 million when compared to the same period of 2018 due to lower stock-based compensation of $10.8 million, lower legal and consulting costs, lower technology costs and lower salaries and benefits partially offset by higher bad debt expense and a rig release penalty. At September 30, 2019, the number of G&A employees decreased 10% when compared to September 30, 2018. On a per mcfe basis, third quarter 2019 G&A expense decreased 5% due to lower salaries and benefits and lower franchise taxes partially offset by higher stock-based compensation. On a per mcfe basis, first nine months 2019 G&A expense decreased 15% from first nine months 2018 due to lower stock-based compensation costs, lower legal and consulting fees and lower technology costs. The following table summarizes G&A expenses per mcfe for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
General and administrative
General and administrative	$0.16	$0.18	$(0.02)	(11%)	$0.18	$0.20	$(0.02)	(10%)
Stock-based compensation (non-cash)	0.04	0.03	0.01	33%	0.04	0.06	(0.02)	(33%)
Total general and administrative expense	$0.20	$0.21	$(0.01)	(5%)	$0.22	$0.26	$(0.04)	(15%)

Interest expense was $47.0 million in third quarter 2019 compared to $54.8 million in third quarter 2018. Interest expense was $150.3 million for first nine months 2019 compared to $161.0 million in the same period of 2018. The following table presents information about interest expense per mcfe for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Bank credit facility	$0.04	$0.07	$(0.03)	(43%)	$0.05	$0.07	$(0.02)	(29%)
Senior notes	0.18	0.18	—	—%	0.18	0.19	(0.01)	(5%)
Subordinated notes	—	—	—	—%	—	—	—	—%
Amortization of deferred financing costs and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total interest expense	$0.23	$0.26	$(0.03)	(12%)	$0.24	$0.27	$(0.03)	(11%)
Average debt outstanding (in thousands)	$3,478,408	$4,279,958	$(801,550)	(19%)	$3,773,783	$4,249,437	$(475,654)	(11%)
Average interest rate (a)	5.2%	5.0%	0.2%	4%	5.1%	4.9%	0.2%	4%

(a) Includes commitment fees but excludes debt issue costs and amortization of discounts.

On an absolute basis, the decrease in interest expense for third quarter 2019 from the same period of 2018 was primarily due to lower average outstanding debt balances partially offset by slightly higher overall average interest rates. Average debt outstanding on the bank credit facility for third quarter 2019 was $592.7 million compared to $1.4 billion in third quarter 2018 and the weighted average interest rate on the bank credit facility was 3.8% in third quarter 2019 compared to 3.9% in third quarter 2018.

On an absolute basis, the decrease in interest expense for first nine months 2019 from the same period of 2018 was primarily due to lower average outstanding debt balances partially offset by slightly higher overall average interest rates. Average debt outstanding on the bank credit facility was $861.0 million for first nine months 2019 compared to $1.3 billion in the same period of 2018 and the weighted average interest rate on the bank credit facility was 4.0% in first nine months 2019 compared to 3.7% in first nine months 2018.

Depletion, depreciation and amortization expense was $137.8 million in third quarter 2019 compared to $164.3 million in third quarter 2018. This decrease is due to a 16% decrease in depletion rates and a 1% decrease in production volumes. Depletion expense, the largest component of DD&A expense, was $0.64 per mcfe in third quarter 2019 compared to $0.76 per mcfe in third quarter 2018. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to the mix of production from our properties with lower depletion rates and asset sales.

DD&A expense was $418.0 million in first nine months 2019 compared to $487.6 million in the same period of 2018. This is due to a 17% decrease in depletion rates somewhat offset by a 2% increase in production volumes. Depletion expense was $0.65 per mcfe in first nine months 2019 compared to $0.78 in the same period of 2018. The following table summarizes DD&A expense per mcfe for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
DD&A
Depletion and amortization	$0.64	$0.76	$(0.12)	(16%)	$0.65	$0.78	$(0.13)	(17%)
Depreciation	0.01	0.01	—	—%	0.01	—	0.01	100%
Accretion and other	0.02	0.02	—	—%	0.02	0.02	—	—%
Total DD&A expense	$0.67	$0.79	$(0.12)	(15%)	$0.68	$0.80	$(0.12)	(15%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, termination costs, deferred compensation plan expenses, impairment of proved properties and gain or loss on sale of assets. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct operating expense	$319	$537	$1,459	$1,667
Brokered natural gas and marketing expense	522	403	1,523	1,001
Exploration expense	496	405	1,372	1,527
General and administrative expense	8,423	5,607	27,561	38,332
Termination costs	(1)	—	25	—
Total stock-based compensation	$9,759	$6,952	$31,940	$42,527

Brokered natural gas and marketing expense was $79.9 million in third quarter 2019 compared to $116.1 million in third quarter 2018 due to lower broker purchase volumes and lower prices. Brokered natural gas and marketing expense was $313.4 million in first nine months 2019 compared to $274.4 million in the same period of 2018 due to higher broker purchase volumes, purchase prices and transportation costs resulting from the optimization of our transportation portfolio compared to the prior year. The following table details our brokered natural gas, marketing and other net margin for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Brokered natural gas and marketing
Brokered natural gas sales	$70,404	$105,840	$(35,436)	(33%)	$293,209	$255,134	$38,075	15%
Brokered NGLs sales	(183)	(154)	(29)	(19%)	1,425	879	546	62%
Other marketing revenue	2,794	3,699	(905)	(24%)	9,200	11,435	(2,235)	(20%)
Brokered natural gas purchases (1)	(76,722)	(113,886)	37,164	33%	(303,275)	(265,817)	(37,458)	(14%)
Brokered NGLs purchases	208	165	43	26%	(1,321)	(776)	(545)	(70%)
Other marketing expense	(3,424)	(2,359)	(1,065)	(45%)	(8,764)	(7,828)	(936)	(12%)
Net brokered natural gas and marketing margin	$(6,923)	$(6,695)	$(228)	(3%)	$(9,526)	$(6,973)	$(2,553)	(37%)
(1)	Includes transportation costs.

Exploration expense was $11.0 million in third quarter 2019 compared to $8.3 million in third quarter 2018 due to higher delay rental expenses partially offset by lower personnel costs. Exploration expense was $27.3 million in first nine months 2019 compared to $23.5 million in the same period of 2018 with higher delay rental expenses partially offset by lower personnel costs. The following table details our exploration expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
Exploration
Seismic	$2	$152	$(150)	(99%)	$(485)	$92	$(577)	(627%)
Delay rentals and other	8,746	5,659	3,087	55%	20,613	13,764	6,849	50%
Personnel expense	1,769	2,083	(314)	(15%)	5,833	8,134	(2,301)	(28%)
Stock-based compensation expense	496	405	91	22%	1,372	1,527	(155)	(10%)
Total exploration expense	$11,013	$8,299	$2,714	33%	$27,333	$23,517	$3,816	16%

Abandonment and impairment of unproved properties was $16.2 million in third quarter 2019 compared to $6.5 million in third quarter 2018. Abandonment and impairment of unproved properties was $41.6 million in first nine months 2019 compared to $73.2 million in the same period of 2018. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. In certain circumstances, our future plans to develop acreage may accelerate our impairment. As we continue to review our acreage positions and high grade our drilling inventory, additional leasehold impairments and abandonments may be recorded. The increase in abandonment and impairment of unproved properties for third quarter 2019 compared to the same quarter of 2018 reflects higher estimated lease expirations in both North Louisiana and Pennsylvania. The reduction in abandonment and impairment of unproved properties for the nine months ended September 30, 2019 when compared to the same period of 2018 reflects lower lease expirations in North Louisiana.

Termination costs were expense of $3.0 million in first nine months 2019 compared to income of $373,000 in the same period of 2018. In second quarter 2019, we announced a reduction in our workforce due, in part, to the low commodity price environment and we recorded $2.2 million of related severance costs.  In third quarter 2019, we sold various non-core assets in Pennsylvania and accrued an additional $819,000 of severance costs related to this sale.

Deferred compensation plan expense was a gain of $8.9 million in third quarter 2019 compared to a loss of $223,000 in third quarter 2018. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $6.98 at June 30, 2019 to $3.82 at September 30, 2019. In the same period of the prior year, our stock price increased from $16.73 at June 30, 2018 to $16.99 at September 30, 2018. During first nine months 2019, deferred compensation was a gain of $16.4 million compared to a gain of $559,000 in the same period of 2018. Our stock price decreased from $9.57 at December 31, 2018 to $3.82 at September 30, 2019. In the same period of 2018, our stock price decreased from $17.06 at December 31, 2017 to $16.99 at September 30, 2018.

Impairment of proved properties was $15.3 million in second quarter 2018 and $7.3 million in first quarter 2018.  There were no proved property impairments in third quarter 2019, third quarter 2018 or first nine months 2019. In second quarter 2018, we recorded impairment expense related to certain of our oil and gas properties in Northwest Pennsylvania and in first quarter 2018, we recorded impairment expense related to certain of our oil and gas properties in Oklahoma. During second quarter 2018, we increased our interest in certain non-core properties in Northwest Pennsylvania for a minimal dollar amount for which the fair value had previously been determined to be zero which resulted in an impairment charge of $15.3 million. The Oklahoma assets were evaluated for impairment in first quarter 2018 due to the possibility of sale.

Loss on the sale of assets was $36.3 million in third quarter 2019 compared to a loss of $30,000 in third quarter 2018. Third quarter 2019 included the sale of a proportionately reduced 2.5% overriding royalty in three separate transactions primarily covering our Washington County, Pennsylvania assets for gross proceeds of $750.0 million for which we recognized a loss of $36.5 million which represents closing adjustments and transaction fees. Second quarter 2019 included the sale of unproved properties in Pennsylvania for proceeds of $34.0 million for which we recognized a gain of $5.9 million. Loss on the sale of assets for first nine months 2019 was $30.7 million compared to a gain of $149,000 in first nine months 2018.

Income tax (benefit) expense was a benefit of $47.2 million in third quarter 2019 compared to an expense of $24.1 million in third quarter 2018. Income tax benefit was $1.4 million in first nine months 2019 compared to an expense of $38.3 million in first nine months 2018. For third quarter 2019, the effective tax rate was 63.1% compared to 33.2% in the same period of 2018. For first nine months 2019, the effective tax rate was (1.6%) compared to 68.1% in the same period of 2018. The 2019 and 2018 effective tax rates were different than the statutory tax rate due to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other discrete tax items which are detailed below (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total (loss) income before income taxes	$(74,800)	$72,676	$87,591	$56,236
U.S. federal statutory rate	21%	21%	21%	21%
Total tax (benefit) expense at statutory rate	(15,708)	15,262	18,394	11,810

State and local income taxes, net of federal benefit	(2,721)	2,691	3,822	3,439
State apportionment rate change	(44,203)	—	(44,203)	—
Equity compensation	286	6	4,174	2,146
Change in valuation allowances:
Federal net operating loss carryforwards	916	—	—	—
State net operating loss carryforwards and other	14,952	5,558	15,568	19,194
Other	(481)	100	(782)	1,499
Permanent differences and other	(260)	520	1,595	207
Total (benefit) expense for income taxes	$(47,219)	$24,137	$(1,432)	$38,295
Effective tax rate	63.1%	33.2%	(1.6%)	68.1%

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in future years) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of September 30, 2019, we have entered into derivative agreements covering 139.5 Bcfe for the remainder of 2019, 317.2 Bcfe for 2020 and 13.1 Bcfe for 2021, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Sources of cash and cash equivalents
Operating activities	$549,431	$774,947
Disposal of assets	784,527	24,339
Borrowing on credit facility	1,730,000	1,602,000
Other	22,011	45,824
Total sources of cash and cash equivalents	$3,085,969	$2,447,110

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(550,355)	$(781,554)
Repayment on credit facility	(2,345,000)	(1,547,000)
Acreage purchases	(39,795)	(50,461)
Additions to field service assets	(803)	(1,230)
Repayment of senior notes	(90,274)	—
Dividends paid	(15,077)	(14,950)
Debt issuance costs	—	(8,257)
Other	(44,856)	(43,749)
Total uses of cash and cash equivalents	$(3,086,160)	$(2,447,201)

Sources of Cash and Cash Equivalents

Cash flows generated from operating activities in first nine months 2019 was $549.4 million compared to $774.9 million in first nine months 2018. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from the first nine months 2018 to the first nine months 2019 reflects significantly lower net realized prices (a decrease of 25%) and the impact of our 2018 asset sales somewhat offset by higher working capital cash inflow and higher production volumes. As of September 30, 2019, we have hedged more than 65% of our projected total production for the remainder of 2019, with more than 80% of our projected natural gas production hedged. Net cash provided from operating activities is affected by a 2% increase in production and working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first nine months 2019 were positive $29.3 million compared to negative $20.3 million for first nine months 2018.

Uses of Cash and Cash Equivalents

Disposal of assets. We recorded proceeds from divestures of $784.5 million in first nine months 2019 primarily related to the sale of overriding royalty interests in Southwest Pennsylvania in three separate transactions.

Additions to natural gas and oil properties for the first nine months 2019 were consistent with expectations relative to our $756.0 million 2019 capital budget.

Repayment of senior notes for the first nine months 2019 includes purchases in the open market of $32.9 million principal amount of our 5.00% senior notes due 2022, $6.2 million principal amount of our 5.875% senior notes due 2022 and $54.5 million principal amount of our 5.76% senior notes due 2021. From time to time, we may continue to repurchase our senior notes, based upon prevailing market or other conditions at the time.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operating activities, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must find new reserves and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first nine months 2019, we entered into additional commodity derivative contracts for 2019, 2020 and 2021 to protect future cash flows.

During first nine months 2019, our net cash provided from operating activities of $549.4 million and proceeds from asset sales was used to fund approximately $591.0 million of capital expenditures (including acreage acquisitions). At September 30, 2019, we had $354,000 in cash and total assets of $8.9 billion.

Long-term debt at September 30, 2019 totaled $3.1 billion, including $328.0 million outstanding on our bank credit facility, $2.8 billion of senior notes and $49.0 million of senior subordinated notes. Our available committed borrowing capacity at September 30, 2019 was $1.4 billion, with an additional $1.0 billion in borrowing base capacity available for increased liquidity potential. In October 2019, we increased our lender commitments from $2.0 billion to $2.4 billion. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. While our expectation is to operate within our internally generated cash flow, to the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and operate profitably. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our 2019 capital budget is currently $756.0 million.

Commodity prices have remained highly volatile and have declined during third quarter 2019 compared to both fourth quarter 2018 and first half 2019. We have adjusted and must continue to adjust our business through efficiencies and cost reductions to compete in the current price environment which also requires reductions in overall debt levels over time. We plan to continue to work towards profitable growth within cash flows. We would expect to monitor the market and look for opportunities to refinance or reduce debt based on market conditions. We believe we are well-positioned to manage the challenges presented in a low commodity price environment and that we can endure continued volatility in current and future commodity prices by:

•	exercising discipline in our capital program with the expectation of funding our capital expenditures with operating cash flow and, if required, with borrowings under our bank credit facility;
•	continuing to optimize our drilling, completion and operational efficiencies; and
•	continuing to manage price risk by hedging our production volumes.

Credit Arrangements

As of September 30, 2019, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion, which we refer to as our bank credit facility. In October 2019, we increased our lender commitments to $2.4 billion. The bank credit facility, during a non-investment grade period, is secured by substantially all of our assets and has a maturity date of April 13, 2023. See Note 10 to our unaudited consolidated financial statements for additional information regarding our bank debt. Availability under the bank credit facility is subject to a borrowing base set by the lenders annually with an option to set more often in certain circumstances. Availability under the bank credit facility, during an investment grade period, is limited to aggregate lender commitments. As of September 30, 2019, the outstanding balance under our credit facility was $328.0 million. Additionally, we had $255.2 million of undrawn letters of credit leaving $1.4 billion of committed borrowing capacity available under the facility at the end of third quarter 2019, with an additional $1.0 billion in borrowing base capacity for potential increases in lender commitments. In October 2019, $400.0 million of additional lender commitments were added to the bank credit facility.

Our bank credit facility imposes limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility). The bank credit facility also contains customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at September 30, 2019. See Note 10 to our unaudited consolidated financial statements for additional information regarding our bank debt.

Cash Dividend Payments

On August 30, 2019, our Board of Directors declared a dividend of two cents per share ($5.0 million) on our outstanding common stock, which was paid on September 30, 2019 to stockholders of record at the close of business on September 13, 2019. The amount and frequency of future dividends is subject to the discretion of the Board of Directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments. As of September 30, 2019, we do not have any significant off-

balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of September 30, 2019, we had a total of $255.2 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2018, there have been no material changes to our contractual obligations other than a $615.0 million decrease in our outstanding bank credit facility balance.

Interest Rates

At September 30, 2019, we had approximately $3.1 billion of debt outstanding. Of this amount, $2.8 billion bore interest at fixed rates averaging 5.2%. Bank debt totaling $328.0 million bears interest at floating rates, which was 3.3% at September 30, 2019. The 30-day LIBOR Rate on September 30, 2019 was approximately 2.0%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on September 30, 2019 would cost us approximately $3.3 million in additional annual interest expense.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 67% of our December 31, 2018 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2018 to September 30, 2019.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (referred to as a swaption in the table below). At September 30, 2019, our derivative program includes swaps, collars, calls and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of September 30, 2019, approximated a net unrealized pretax gain of $152.3 million. These contracts expire monthly through December 2021. At September 30, 2019, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price	Fair Market Value
Natural Gas				(in thousands)
2019	Swaps	1,271,739 Mmbtu/day	$ 2.82	$46,619
2020	Swaps	674,208 Mmbtu/day	$ 2.64	$54,351
2019	Swaptions	140,000 Mmbtu/day	$ 2.81 (1)	$4,342
2020	Swaptions	147,568 Mmbtu/day	$ 2.77 (1)	$18,162
2021	Swaptions	30,000 bbls/day	$ 2.70 (1)	$2,698

Crude Oil
2019	Swaps	9,168 bbls/day	$ 56.11	$1,907
2020	Swaps	6,738 bbls/day	$ 58.53	$16,503
2019	Collars	1,000 bbls/day	$ 63.00 − $ 73.00	$869
2020	Swaptions	1,000 bbls/day	$ 57.00 (2)	$(243)
2021	Swaptions	1,000 bbls/day	$ 55.00 (2)	$1,757
2020	Calls	500 bbls/day	$ 59.00	$(224)

NGLs (C3-Propane)
2019	Swaps	500 bbls/day	$ 0.53/gallon	$132

NGLs (NC4-Normal Butane)
2019	Swaps	1,000 bbls/day	$ 0.60/gallon	$160

NGLs (iC4-ISO Butane)
2019	Swaps	500 bbls/day	$ 0.75/gallon	$(2)

NGLs (C5-Natural Gasoline)
2019	Swaps	5,500 bbls/day	$ 1.30/gallon	$5,229
(1)

Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volumes. We have swaps in place for 2019 for 140,000 Mmbtu/day on which the counterparty can elect to extend the contract through December 2020 at a weighted average price of $2.81. In 2020, if the counterparty elects to double the volume, we would have additional swaps in place for 110,000 Mmbtu/day at a weighted average price of $2.78. We also have swaps in place for 2020 for 50,000 Mmbtu day on which the counterparty can elect to extend the contract through December 2021 at a weighted average price of $2.75. In 2021, if the counterparty elects to double the volumes, we would have additional swaps in place for 30,000 Mmbtu/day at a weighted average price of $2.70.

(2)

Contains a combined derivative instrument consisting of a fixed price swap and a sold option to extend or double the volumes. We have swaps in place for 2020 for 1,000 bbls/day on which the counterparty can elect to extend the contract through 2021 at a weighted average price of $57.00. In 2021, if the counterparty elects to double the volume, we would have additional swaps in place for 1,000 bbls/day at a weighted average price of $55.00.

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

Currently, the Appalachian region has limited local demand and infrastructure to accommodate ethane. We have agreements where we have contracted to either sell or transport ethane from our Marcellus Shale area. We cannot ensure that these facilities will remain available. If we are not able to sell ethane under at least one of these agreements, we may be required to curtail production or, as we have done in the past, purchase or divert natural gas to blend with our rich residue gas.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $4.6 million at September 30, 2019 and they settle monthly through December 2021.

At September 30, 2019, we also had propane basis contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly in October through December of 2019 and monthly in 2020 and include a total volume of 1,875,000 barrels. The fair value of these contracts was a loss of $3.3 million at September 30, 2019.

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at September 30, 2019. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase of		Decrease of
	Fair Value	10%	25%	10%	25%
Swaps	$124,899	$(97,245)	$(241,751)	$97,288	$243,209
Collars	869	(426)	(837)	474	1,209
Calls	(224)	(215)	(648)	134	204
Swaptions	26,716	(28,516)	(90,063)	23,812	56,382
Basis swaps	1,331	(2,943)	(7,379)	2,966	7,487
Freight swaps	1,439	812	2,031	(806)	(2,037)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2019, our derivative counterparties include nineteen financial institutions, of which all but three are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Our propane sales from the Marcus Hook facility near Philadelphia are short-term and are to a single purchaser. Our ethane sales from Marcus Hook are to a single international customer bearing a credit rating similar to Range.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and senior subordinated debt and variable rate bank debt. At September 30, 2019, we had $3.1 billion of debt outstanding. Of this amount, $2.8 billion bears interest at fixed rates averaging 5.2%. Bank debt totaling $328.0 million bears interest at floating rates, which was 3.3% on September 30, 2019. On September 30, 2019, the 30-day LIBOR Rate was

approximately 2.0%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on September 30, 2019, would cost us approximately $3.3 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of October 18, 2019 among Range Resources Corporation (as borrower) and JPMorgan Chase Bank, N.A. as administrative agent and the other lenders and agents party thereto

10.3

Voting Support and Nomination Agreement, dated as of July 9, 2018, by and among Range Resources Corporation, SailingStone Capital Partners LLC and SailingStone Holdings LLC (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-12209) as filed with the SEC on July 10, 2018)

10.4	Range Resources Corporation 2019 Equity-Based Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-12209) as filed with the SEC on May 16, 2019)

31.1*	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 23, 2019

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Senior Vice President and Chief Financial Officer

Date: October 23, 2019

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer