Form 10-Q
period 2020-03-31
RANGE RESOURCES CORP
filed 2020-05-01
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☐    No  ☑

255,747,337 Common Shares were outstanding on April 27, 2020

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2020

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Defined Terms” in our 2019 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$528	$546
Accounts receivable, less allowance for doubtful accounts of $9,527 and $8,784	188,162	272,900
Derivative assets	257,347	136,848
Other current assets	21,080	17,508
Total current assets	467,117	427,802
Derivative assets	6,208	706
Natural gas and oil properties, successful efforts method	10,261,914	10,213,737
Accumulated depletion and depreciation	(4,271,947)	(4,172,702)
	5,989,967	6,041,035
Other property and equipment	82,887	102,083
Accumulated depreciation and amortization	(77,493)	(96,708)
	5,394	5,375
Operating lease right-of-use assets	56,412	62,053
Other assets	64,540	75,432
Total assets	$6,589,638	$6,612,403

Liabilities
Current liabilities:
Accounts payable	$163,277	$155,341
Asset retirement obligations	2,393	2,393
Accrued liabilities	290,703	356,392
Accrued interest	33,752	39,299
Derivative liabilities	—	13,119
Total current liabilities	490,125	566,544
Bank debt	545,270	464,319
Senior notes	2,592,960	2,659,844
Senior subordinated notes	48,799	48,774
Deferred tax liabilities	210,803	160,196
Derivative liabilities	6,823	949
Deferred compensation liabilities	46,411	64,070
Operating lease liabilities	36,768	41,068
Asset retirement obligations and other liabilities	137,091	259,151
Total liabilities	4,115,050	4,264,915
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 255,684,829 issued at March 31, 2020 and 251,438,936 issued at December 31, 2019	2,556	2,514
Common stock held in treasury, 9,807,327 shares at March 31, 2020 and 1,808,133 shares at December 31, 2019	(29,750)	(7,236)
Additional paid-in capital	5,664,356	5,659,832
Accumulated other comprehensive loss	(715)	(788)
Retained deficit	(3,161,859)	(3,306,834)
Total stockholders’ equity	2,474,588	2,347,488
Total liabilities and stockholders’ equity	$6,589,638	$6,612,403

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Revenues and other income:
Natural gas, NGLs and oil sales	$432,096	$671,654
Derivative fair value income (loss)	233,175	(61,731)
Brokered natural gas, marketing and other	28,649	138,214
Total revenues and other income	693,920	748,137
Costs and expenses:
Direct operating	32,035	33,227
Transportation, gathering, processing and compression	284,765	302,655
Production and ad valorem taxes	9,019	11,310
Brokered natural gas and marketing	32,624	132,305
Exploration	7,077	8,211
Abandonment and impairment of unproved properties	5,413	12,659
General and administrative	42,254	46,638
Termination costs	1,595	—
Deferred compensation plan	(8,537)	3,581
Interest	47,518	51,537
Gain on early extinguishment of debt	(12,923)	—
Depletion, depreciation and amortization	102,986	138,718
Impairment of proved properties	77,000	—
(Gain) loss on the sale of assets	(122,099)	189
Total costs and expenses	498,727	741,030
Income before income taxes	195,193	7,107
Income tax (benefit) expense:
Current	(363)	—
Deferred	50,581	5,688
	50,218	5,688
Net income	$144,975	$1,419
Net income per common share:
Basic	$0.58	$0.01
Diluted	$0.58	$0.01
Dividends paid per common share	$ ―	$0.02
Weighted average common shares outstanding:
Basic	246,218	247,776
Diluted	247,684	249,154

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

Net income	$144,975	$1,419
Other comprehensive loss:
Postretirement benefits:
Actuarial gain (loss)	7	(12)
Amortization of prior service costs	92	92
Income tax expense	(26)	(20)
Total comprehensive income	$145,048	$1,479

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

Operating activities:
Net income	$144,975	$1,419
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	50,581	5,688
Depletion, depreciation and amortization and impairment of proved properties	179,986	138,718
Abandonment and impairment of unproved properties	5,413	12,659
Derivative fair value (income) loss	(233,175)	61,731
Cash settlements on derivative financial instruments	99,929	24,834
Allowance for bad debt	400	—
Amortization of deferred financing costs and other	1,657	1,807
Deferred and stock-based compensation	476	14,112
(Gain) loss on the sale of assets	(122,099)	189
Gain on early extinguishment of debt	(12,923)	—
Changes in working capital:
Accounts receivable	84,345	134,006
Inventory and other	(4,432)	(4,763)
Accounts payable	18,660	(30,431)
Accrued liabilities and other	(89,287)	(99,275)
Net cash provided from operating activities	124,506	260,694
Investing activities:
Additions to natural gas and oil properties	(129,962)	(190,014)
Additions to field service assets	(896)	(576)
Acreage purchases	(10,811)	(23,646)
Proceeds from disposal of assets	1,059	332
Purchases of marketable securities held by the deferred compensation plan	(7,648)	(4,259)
Proceeds from the sales of marketable securities held by the deferred
compensation plan	8,393	6,204
Net cash used in investing activities	(139,865)	(211,959)
Financing activities:
Borrowings on credit facilities	543,000	566,000
Repayments on credit facilities	(463,000)	(614,000)
Issuance of senior notes	550,000	—
Repayment of senior or senior subordinated notes	(580,099)	—
Dividends paid	—	(5,023)
Treasury stock purchases	(22,548)	—
Debt issuance costs	(8,538)	—
Taxes paid for shares withheld	(1,554)	(3,161)
Change in cash overdrafts	(1,933)	7,218
Proceeds from the sales of common stock held by the deferred compensation plan	13	174
Net cash provided from (used in) financing activities	15,341	(48,792)
Decrease in cash and cash equivalents	(18)	(57)
Cash and cash equivalents at beginning of period	546	545
Cash and cash equivalents at end of period	$528	$488

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

Fiscal Year 2020			Common			Accumulated
			stock	Additional	Retained	other
	Common stock		held in	paid-	(deficit)	comprehensive
	Shares	Par value	treasury	in capital	earnings	loss	Total
Balance as of December 31, 2019	251,439	$2,514	$(7,236)	$5,659,832	$(3,306,834)	$(788)	$2,347,488
Issuance of common stock	4,246	42	—	(1,406)	—	—	(1,364)
Stock-based compensation expense	—	—	—	5,963	—	—	5,963
Treasury stock	—	—	(22,514)	(33)	—	—	(22,547)
Other comprehensive income	—	—	—	—	—	73	73
Net income	—	—	—	—	144,975	—	144,975
Balance as of March 31, 2020	255,685	$2,556	$(29,750)	$5,664,356	$(3,161,859)	$(715)	$2,474,588

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2019			Common			Accumulated
			stock	Additional	Retained	other
	Common stock		held in	paid-	(deficit)	comprehensive
	Shares	Par value	treasury	in capital	earnings	loss	Total
Balance as of December 31, 2018	249,520	$2,495	$(391)	$5,628,447	$(1,570,462)	$(658)	$4,059,431
Issuance of common stock	1,628	17	—	(2,396)	—	—	(2,379)
Issuance of common stock upon vesting of PSUs	—	—	—	4	(4)	—	—
Stock-based compensation expense	—	—	—	9,155	—	—	9,155
Cash dividends paid ($0.02 per share)	—	—	—	—	(5,023)	—	(5,023)
Other comprehensive income	—	—	—	—	—	60	60
Net income	—	—	—	—	1,419	—	1,419
Balance as of March 31, 2019	251,148	$2,512	$(391)	$5,635,210	$(1,574,070)	$(598)	$4,062,663

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation is a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian region of the United States. Our objective is to build stockholder value through returns-focused development of natural gas and oil properties. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC”.

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020. The results of operations for the first quarter ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

None that are expected to have a material impact on our financial statements.

Recently Adopted

Financial Instruments – Credit Losses

In June 2016, an accounting standards update was issued that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standards update requires the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This new standards update was effective for us in first quarter 2020. The adoption of this standards update did not have a material impact on our financial statements.

Fair Value Measurement

In August 2018, an accounting standards update was issued which provides additional disclosure requirements for fair value measurements. This new standards update eliminates the requirement to disclose transfers between Level 1 and Level 2 of the fair value hierarchy and provides for additional disclosures for Level 3 fair value measurements. This new standards update was effective for us in first quarter 2020. The adoption of this standards update did not have a material impact on our financial statements.

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

(4) DISPOSITIONS

We recognized a pretax net gain of $122.1 million on the sale of assets in first quarter 2020 compared to a pretax net loss of $189,000 in first quarter 2019. See discussion below for further details.

2020 Dispositions

Pennsylvania. In first quarter 2020, we completed the sale of our shallow legacy assets in Northwest Pennsylvania for proceeds of $1.0 million. Based upon the receipt of approval from state governmental authorities of a change in operatorship during the quarter, we recognized a pretax gain of $122.7 million primarily due to the elimination of the asset retirement obligation associated with these properties.

Other. In first quarter 2020, we sold miscellaneous inventory and other assets for proceeds of $59,000, resulting in a pretax loss of $617,000.

2019 Dispositions

Other. In first quarter 2019, we sold miscellaneous inventory and other assets for proceeds of $332,000 resulting in a pretax loss of $189,000.

(5) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and crude oil and condensate sales (referred to below as “oil sales”). Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Accounts receivable attributable to our revenue contracts with customers was $142.4 million at March 31, 2020 and $237.0 million at December 31, 2019. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended March 31,
	2020	2019
Natural gas sales	$253,249	$434,720
NGLs sales	143,239	197,813
Oil sales	35,608	39,121
Total natural gas, NGLs and oil sales	432,096	671,654
Sales of purchased natural gas	24,875	134,801
Sales of purchased NGLs	1,140	424
Other marketing revenue	2,634	2,989
Total	$460,745	$809,868

(6) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. Income tax expense was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Income tax expense	$50,218	$5,688
Effective tax rate	25.7%	80.0%

Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three months ended March 31, 2020 and 2019, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other tax items which are detailed below (in thousands).

	Three Months Ended March 31,
	2020	2019
Total income before income taxes	$195,193	$7,107
U.S. federal statutory rate	21%	21%
Total tax expense at statutory rate	40,991	1,492

State and local income taxes, net of federal benefit	5,803	818
Equity compensation	3,843	3,391
Change in valuation allowances:
Federal net operating loss carryforwards	(1,313)	—
State net operating loss carryforwards and other	2,800	352
Other	(537)	231
Permanent differences and other	(1,369)	(596)
Total expense for income taxes	$50,218	$5,688
Effective tax rate	25.7%	80.0%

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

	Three Months Ended March 31,
	2020	2019
Net income, as reported	$144,975	$1,419
Participating earnings (a)	(1,855)	(14)
Basic net income attributed to common shareholders	143,120	1,405
Reallocation of participating earnings (a)	11	—
Diluted net income attributed to common shareholders	$143,131	$1,405
Net income per common share:
Basic	$0.58	$0.01
Diluted	$0.58	$0.01
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

The following provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding – basic	246,218	247,776
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	1,466	1,378
Weighted average common shares outstanding – diluted	247,684	249,154

Weighted average common shares outstanding-basic for first quarter 2020 excludes 3.2 million shares of restricted stock held in our deferred compensation plan compared to 2.5 million shares in first quarter 2019 (although all awards are issued and outstanding upon grant). For first quarter 2020, equity grants of 2.5 million, compared to equity grants of 1.6 million for first quarter 2019, were outstanding but not included in the computation of diluted net income per share because the grant prices were greater than the average market price of our common shares and would be anti-dilutive to the computation. Nonvested restricted stock and performance based equity awards are included in the computation using the treasury stock method with the deemed proceeds equal to the average unrecognized compensation during the period.

(8) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2020	December 31, 2019
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$9,395,279	$9,345,557
Unproved properties	866,635	868,180
Total	10,261,914	10,213,737
Accumulated depletion and depreciation	(4,271,947)	(4,172,702)
Net capitalized costs	$5,989,967	$6,041,035
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(9) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at March 31, 2020 is shown parenthetically). No interest was capitalized during the three months ended March 31, 2020 or the year ended December 31, 2019 (in thousands).

	March 31, 2020	December 31, 2019
Bank debt (3.0%)	$557,000	$477,000
Senior notes:
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2023	684,886	741,531
5.00% senior notes due 2022	463,431	511,886
5.75% senior notes due 2021	50,059	374,139
5.875% senior notes due 2022	115,865	297,617
9.25% senior notes due 2026	550,000	—
Other senior notes due 2022	490	590
Total senior notes	2,614,731	2,675,763
Senior subordinated notes:
5.00% senior subordinated notes due 2023	7,712	7,712
5.00% senior subordinated notes due 2022	19,054	19,054
5.75% senior subordinated notes due 2021	22,214	22,214
Total senior subordinated notes	48,980	48,980
Total debt	3,220,711	3,201,743
Unamortized premium	1,305	3,013
Unamortized debt issuance costs	(34,987)	(31,819)
Total debt net of debt issuance costs	$3,187,029	$3,172,937

Bank Debt

In April 2018, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 13, 2023. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to periodic redeterminations and for event-driven unscheduled redeterminations. As of March 31, 2020, our bank group was composed of twenty-seven financial institutions with no one bank holding more than 7.0% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase.

Borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit facility agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit facility agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 3.1% for first quarter 2020 compared to 4.0% for first quarter 2019. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At March 31, 2020, the commitment fee was 0.30% and the interest rate margin was 2.00% on our LIBOR loans and 1.0% on our base rate loans.

As part of our redetermination completed on March 27, 2020, our borrowing base was reaffirmed for $3.0 billion and our bank commitment was also reaffirmed at $2.4 billion. Effective on that date, we also agreed to return to a semi-annual borrowing base redetermination with the next scheduled redetermination to occur by November 2020, an increase in the applicable margin of 50 basis points on drawn facility balances and an increase to the letter of credit sublimit. On March 31, 2020, bank commitments totaled $2.4 billion and the outstanding balance under our bank credit facility was $557.0 million, before deducting debt issuance costs. Additionally, we had $333.0 million of undrawn letters of credit leaving $1.5 billion of committed borrowing capacity available under the facility.

New Senior Notes

In January 2020, we issued $550.0 million aggregate principal amount of 9.25% senior notes due 2026 (the “9.25% Notes”) for an estimated net proceeds of $541.6 million after underwriting expenses and commissions of $8.4 million. The notes were issued at par. The 9.25% Notes were offered to qualified institutional buyers and to non-U.S. persons outside the United States in compliance with Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest due on the 9.25% Notes is payable semi-annually in February and August and is unconditionally guaranteed on a senior unsecured basis by all of our subsidiary guarantors. On or after February 1, 2025, we may redeem the 9.25% Notes, in whole or in part and from time to time, at 100% of the principal amounts plus accrued and unpaid interest. We may redeem the notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the indenture governing the 9.25% Notes.  Upon occurrence of certain changes in control, we must offer to repurchase the 9.25% Notes. The 9.25% Notes are unsecured and are subordinated to all of our existing and future secured debt, rank equally with all of our existing and future unsecured debt and rank senior to all of our existing and future subordinated debt. On the closing of the issuance of the 9.25% Notes, we used the proceeds to redeem $324.1 million of our 5.75% senior notes due 2021 and $175.9 million of our 5.875% senior notes due 2022 with the remainder used to repay a portion of our borrowings under our bank credit facility.

Early Extinguishment of Debt

In January 2020, we purchased for cash $500.0 million aggregate principal amount of our 5.75% senior notes due 2021 and our 5.875% senior notes due 2022. An early cash tender of $15.1 million was paid to note holders who tendered their notes within the ten business day early offer period. We recorded a loss on early extinguishment of debt in first quarter 2020 of $17.5 million, net of transaction call premium costs and the expenses of the remaining deferred financing costs on the repurchased debt. The cash tender offer and early cash tender premium were financed from the issuance of our new 9.25% Notes.  See New Senior Notes above.

In first quarter 2020, we also purchased in the open market $48.5 million principal amount of our 5.00% senior notes due 2022, $5.8 million principal amount of our 5.875% senior notes due 2022 and $56.6 million principal amount of our 5.00% senior notes due 2023. We recognized a gain on early extinguishment of debt in first quarter 2020 of $30.4 million, net of transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the bank credit facility agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the bank credit facility agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the bank credit facility agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at March 31, 2020.

(10) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2020 and the year ended December 31, 2019 is as follows (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning of period	$251,076	$312,754
Liabilities incurred	651	4,063
Acquisitions	102	—
Liabilities settled	(729)	(5,953)
Disposition of wells (a)	(126,117)	(82,576)
Accretion expense	2,800	15,658
Change in estimate	497	7,130
End of period	128,280	251,076
Less current portion	(2,393)	(2,393)
Long-term asset retirement obligations	$125,887	$248,683

(a) The three months ended March 31, 2020 primarily represents the completion of the sale of our shallow legacy assets in Northwest Pennsylvania.

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(11) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, three-way collars, calls or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net gain of $256.0 million at March 31, 2020. These contracts expire monthly through December 2021. The following table sets forth our commodity-based derivative volumes by year as of March 31, 2020, excluding our basis and freight swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas
2020	Swaps	1,155,600 Mmbtu/day	$2.57 (1)
2021	Swaps	50,000 Mmbtu/day	$2.62 (1)
April – June 2020	Calls	40,000 Mmbtu/day	$2.30
April – October 2020	Three-way Collars	20,000 Mmbtu/day		$ 1.75	$ 2.00	$ 2.50
2021	Three-way Collars	240,000 Mmbtu/day		$ 1.99	$ 2.31	$ 2.60

Crude Oil
2020	Swaps	7,331 bbls/day	$58.22 (1)
2021	Swaps	1,000 bbls/day	$55.00 (1)
April – September 2020	Calls	500 bbls/day	$59.00

NGLs (C3-Propane)
April – June 2020	Swaps	8,242 bbls/day	$0.63/gallon

NGLs (NC4-Normal Butane)
April – September 2020	Swaps	2,913 bbls/day	$0.57/gallon
April – September 2020	Calls	2,251 bbls/day	$0.57/gallon

NGLs (iC4-Isobutane)
April 2020	Swaps	2,000 bbls/day	$0.64/gallon

NGLs (C5-Natural Gasoline)
April 2020	Swaps	1,500 bbls/day	$1.21/gallon

(1)

We also sold natural gas call swaptions of 120,000 Mmbtu/day for July – December 2020 at a weighted average price of $2.51 and 100,000 Mmbtu/day for 2021 at a weighted average price of $2.69. In addition, we sold oil call swaptions of 3,000 bbls per day for 2021 at a weighted average price of $56.50.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps, collars, calls and swaptions described above, at March 31, 2020, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through December 2021, monthly in 2023 and 2024 and include a total volume of 125,180,000 Mmbtu. The fair value of these contracts was a gain of $4.8 million at March 31, 2020.

At March 31, 2020, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly in 2020 and include a total volume of 1,500,000 barrels. The fair value of these contracts was a gain of $651,000 at March 31, 2020.

Freight Swap Contracts

In connection with our international propane sales, we utilize propane swaps. To further hedge our propane price, at March 31, 2020, we had freight swap contracts on the Baltic Exchange which lock in the freight rate for a specific trade route. These contracts settle monthly through December 2021 with the fair value of these contracts equal to a loss of $4.7 million at March 31, 2020.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		March 31, 2020
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$192,244	$(448)	$191,796
	–swaptions	—	(3,719)	(3,719)
	–calls	—	(23)	(23)
	–three-way collars	1,914	(8,612)	(6,698)
	–basis swaps	5,597	(436)	5,161
Crude oil	–swaps	67,765	(4,024)	63,741
	–swaptions	—	(11)	(11)
	–calls	—	(6)	(6)
NGLs	–C3 propane spread swaps	23,039	(22,388)	651
	–C3 propane swaps	8,753	—	8,753
	–iC4 iso butane swaps	673	—	673
	–NC4 normal butane swaps	5,046	—	5,046
	–NC4 normal butane calls	—	(44)	(44)
	−C5 natural gasoline swaps	1,589	—	1,589
Freight	−swaps	—	(3,354)	(3,354)
		$306,620	$(43,065)	$263,555

		March 31, 2020
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(448)	$448	$—
	–swaptions	(4,171)	3,719	(452)
	–calls	(23)	23	—
	–three-way collars	(13,276)	8,612	(4,664)
	–basis swaps	(777)	436	(341)
Crude oil	–swaps	(4,024)	4,024	—
	–swaptions	(11)	11	—
	–calls	(6)	6	—
NGLs	–C3 propane spread swaps	(22,388)	22,388	—
	–NC4 normal butane calls	(44)	44	—
Freight	–swaps	(4,720)	3,354	(1,366)
		$(49,888)	$43,065	$(6,823)

		December 31, 2019
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$134,364	$(2,913)	$131,451
	–swaptions	—	(1,325)	(1,325)
	–basis swaps	10,766	(1,092)	9,674
Crude oil	–swaps	3,893	(4,794)	(901)
	–swaptions	—	(1,597)	(1,597)
	–calls	—	(349)	(349)
NGLs	–C3 propane spread swaps	1,913	(1,913)	—
	–NC4 butane swaps	167	—	167
	–C5 natural gasoline swaps	60	(127)	(67)
Freight	–swaps	1,529	(1,028)	501
		$152,692	$(15,138)	$137,554

		December 31, 2019
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(1,657)	$2,913	$1,256
	–swaptions	(2,594)	1,325	(1,269)
	–basis swaps	(1,371)	1,092	(279)
Crude oil	–swaps	(4,814)	4,794	(20)
	–swaptions	(2,254)	1,597	(657)
	–calls	(349)	349	—
NGLs	–C3 propane spread swaps	(16,040)	1,913	(14,127)
	–C5 natural gasoline swaps	(127)	127	—
Freight	–swaps	—	1,028	1,028
		$(29,206)	$15,138	$(14,068)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value Income (Loss)
	Three Months Ended March 31,
	2020	2019
Commodity swaps	$228,354	$(57,418)
Swaptions	666	(3,291)
Three-way collars	(11,362)	—
Collars	—	(4,524)
Calls	275	—
Basis swaps	21,343	3,415
Freight swaps	(6,101)	87
Total	$233,175	$(61,731)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2020
Trading securities held in the deferred compensation plans	$51,457	$—	$—	$51,457

Commodity price derivatives –swaps	—	271,598	—	271,598
–three-way collars	—	(11,362)	—	(11,362)
–calls	—	(29)	(44)	(73)
–basis swaps	—	5,471	—	5,471
–swaptions	—	—	(4,182)	(4,182)
Derivatives–freight swaps	—	(4,720)	—	(4,720)

	Fair Value Measurements at December 31, 2019 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2019
Trading securities held in the deferred compensation plans	$62,009	$—	$—	$62,009
Commodity price derivatives –swaps	—	131,886	—	131,886
–calls	—	(349)	—	(349)
–basis swaps	—	(4,732)	—	(4,732)
–swaptions	—	—	(4,848)	(4,848)
Derivatives–freight swaps	—	1,529	—	1,529

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. As of March 31, 2020, a portion of our natural gas derivative instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. Derivatives in Level 3 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. Subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

As of March 31, 2020
Balance at December 31, 2019	$(4,848)
Total gains:
Included in earnings	132
Settlements, net	490
Balance at March 31, 2020	$(4,226)

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For first quarter 2020, interest and dividends were $148,000 and the mark-to-market adjustment was a loss of $10.5 million compared to interest and dividends of $179,000 and a mark-to-market gain of $5.1 million in first quarter 2019.

Fair Values – Non-recurring

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. As a result of such a proved property review in fourth quarter 2019, we recorded noncash impairment charges to reduce the carrying value of our North Louisiana assets. We calculated the fair value of these assets using a discounted cash flow model which uses Level 3 inputs. There were no proved property impairment charges in first quarter 2019. The following table presents the value of these assets measured at fair value on a nonrecurring basis at the time impairment was recorded (in thousands):

Year Ended December 31, 2019
	Fair Value	Impairment
North Louisiana	$ 370,500	$ 1,093,531

In first quarter 2020, we recognized additional impairment charges of $77.0 million that reduced the carrying value to the anticipated sales proceeds for these North Louisiana assets which is a market approach using Level 2 inputs. We have a gas processing agreement that extends through 2030 in North Louisiana where we must pay a quarterly deficiency payment if the minimum volume commitment is not met. In the event these properties are sold in the future and any or all of these charges are retained by us, at that time we would recognize and accrue these future divestiture-related charges, which could be significant. In first quarter 2020, our deficiency charges were approximately $17.0 million and are included in transportation, gathering and processing expense in the accompanying consolidated statement of operations.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, options and basis swaps	$263,555	$263,555	$137,554	$137,554
Marketable securities (a)	51,457	51,457	62,009	62,009
(Liabilities):
Commodity swaps, options and basis swaps	(6,823)	(6,823)	(14,068)	(14,068)
Bank credit facility (b)	(557,000)	(557,000)	(477,000)	(477,000)
5.75% senior notes due 2021 (b)	(50,059)	(42,179)	(374,139)	(375,909)
5.00% senior notes due 2022 (b)	(463,431)	(347,448)	(511,886)	(501,582)
5.875% senior notes due 2022 (b)	(115,865)	(83,154)	(297,617)	(294,757)
Other senior notes due 2022 (b)	(490)	(455)	(590)	(592)
5.00% senior notes due 2023 (b)	(684,886)	(499,980)	(741,531)	(683,291)
4.875% senior notes due 2025 (b)	(750,000)	(430,800)	(750,000)	(645,098)
9.25% senior notes due 2026 (b)	(550,000)	(337,865)	—	—
5.75% senior subordinated notes due 2021 (b)	(22,214)	(17,910)	(22,214)	(21,539)
5.00% senior subordinated notes due 2022 (b)	(19,054)	(8,660)	(19,054)	(17,011)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(4,747)	(7,712)	(7,654)
Deferred compensation plan (c)	(56,676)	(56,676)	(74,472)	(74,472)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
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

Concentrations of Credit Risk

As of March 31, 2020, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions, end-users in various industries and joint interest owners on properties we operate. Letters of credit or other appropriate securities are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $9.5 million at March 31, 2020 and $8.8 million at December 31, 2019. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2020, our derivative counterparties include twenty financial institutions, of which all but four are secured lenders in our bank credit facility. At March 31, 2020, our net derivative asset includes a net receivable of $8.2 million related to these four counterparties that are not participants in our bank credit facility.

Allowance for Expected Credit Losses. Each reporting period, we assess the recoverability of material receivables using historical data, current market conditions and reasonable and supported forecasts of future economic conditions to determine their expected collectability. The loss given default method is used when, based on management’s judgment, an allowance for expected credit losses should be accrued on a material receivable to reflect the net amount to be collected. See Note 3 for a discussion on adoption of the new accounting standards update on financial instruments-credit losses.

(13) STOCK-BASED COMPENSATION PLANS

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

	Three Months Ended March 31,
	2020	2019
Direct operating expense	$450	$591
Brokered natural gas and marketing expense	413	385
Exploration expense	330	373
General and administrative expense	8,029	8,815
Total stock-based compensation	$9,222	$10,164

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

Stock-Based Performance Units. We grant three types of performance share awards:  two based on performance conditions measured against internal debt-adjusted performance metrics (Production Per Share Awards or “PS-PSUs” and Reserve Per Share Awards or “RS-PSUs”) and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (TSR Awards or “TSR-PSUs”).

Each unit granted represents one share of our common stock. These units are settled in stock and the amount of the payout is based on (1) the vesting percentage, which can be from zero to 200% based on performance achieved and (2) the value of our common stock on the vesting date which is determined by the Compensation Committee. Dividend equivalents may accrue during the performance period and are paid in stock at the end of the performance period. The performance period for the TSR-PSUs is three years. The performance period for the PS/RS-PSUs is based on annual performance targets earned over a three-year period.

Restricted Stock – Equity Awards

In first quarter 2020, we granted 4.5 million restricted stock Equity Awards to employees at an average grant date fair value of $3.42 which generally vest over a three-year period compared to 2.8 million at an average grant date fair value of $10.59 in first quarter 2019. We recorded compensation expense for these outstanding awards of $5.3 million in first quarter 2020 compared to $7.1 million in the same period of 2019. Restricted stock Equity Awards are not issued to employees until such time as they are vested and the employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first quarter 2020, we granted 3.3 million shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $3.02 which generally vest over a three-year period. In first quarter 2019, we granted 1.0 million shares of restricted stock Liability Awards as compensation to employees at an average grant date of fair value of $10.46 with vesting generally over a three-year period. We recorded compensation expense for these Liability Awards of $2.8 million in first quarter 2020 compared to $1.0 million in first quarter 2019. The majority of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at March 31, 2020:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,002,239	$12.32	411,126	$10.94
Granted	4,462,711	3.42	3,301,344	3.02
Vested	(811,670)	8.95	(529,484)	5.17
Forfeited	(86,865)	11.75	—	—
Outstanding at March 31, 2020	5,566,415	$5.69	3,182,986	$3.69

Stock-Based Performance Units

Production Per Share and Reserve Per Share Awards (debt-adjusted). The PS-PSUs and RS-PSUs vest at the end of the three-year performance period. The performance metrics for each year are set by the Compensation Committee no later than March 31 of such year. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. The following is a summary of our non-vested PG/RG-PSUs awards outstanding at March 31, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	881,573	$11.70
Units granted (a)	777,847	2.33
Outstanding at March 31, 2020	1,659,420	$5.50
(a)

Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 200% depending on achievement of specifically identified performance targets.

We recorded PG/RG-PSUs compensation income of $285,000 in first quarter 2020 compared to expense of $1.6 million in first quarter 2019.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of TSR-PSUs granted during first quarter 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.4%	2.4%
Expected annual volatility	65%	46%
Grant date fair value per unit	$3.85	$11.34

The following is a summary of our non-vested TSR – PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	993,452	$19.00
Units granted (a)	610,155	3.85
Outstanding at March 31, 2020	1,603,607	$13.23
(a)

These amounts reflect the number of performance units granted. The actual payout of shares may be between zero and 200% of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

We recorded TSR-PSUs compensation expense of $936,000 in first quarter 2020 compared to $443,000 in the same period of 2019. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

Other Post Retirement Benefits

Effective fourth quarter 2017, as part of our officer succession plan, we implemented a post retirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or at the date they become eligible for Medicare, subject to various cost-sharing features. There was approximately $92,000 of estimated prior service costs amortized from accumulated other comprehensive income into general and administrative expense in both the three months ended March 31, 2020 and 2019. Those employees that qualified for this new retirement health care plan were also fully vested in all equity grants. Effective October 2018, officers who qualify for the plan are required to provide reasonable notice of retirement and beginning in 2019 must provide one year of service after the grant date to be fully vested in an equity grant.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market gain of $8.5 million in first quarter 2020 compared to a mark-to-market loss of $3.6 million in first quarter 2019. The Rabbi Trust held 6.4 million shares (3.2 million of which were vested) of Range stock at March 31, 2020 compared to 3.2 million shares (2.7 million of which were vested) at December 31, 2019.

(14) TERMINATION COSTS

In first quarter 2020, we completed the sale of our shallow legacy assets in Northwest Pennsylvania. We recorded $1.6 million of severance costs in first quarter 2020 which are primarily related to this sale, compared to no severance costs in first quarter 2019. The following summarizes our termination costs for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Severance costs	$1,595	$—
Stock-based compensation	—	—
	$1,595	$—

The following details the accrued liability activity for the quarter ended March 31, 2020 (in thousands):

As of
March 31, 2020
Balance at December 31, 2019	$4,692
Accrued severance costs	1,595
Payments	(2,704)
Balance at March 31, 2020	$3,583

(15) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2019:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning balance	249,630,803	249,510,022
Restricted stock grants	3,301,344	1,186,290
Restricted stock units vested	944,549	720,212
Performance stock units issued	—	12,747
Treasury shares acquired	(7,999,194)	(1,798,468)
Ending balance	245,877,502	249,630,803

Stock Repurchase Program

In October 2019, our board of directors authorized a $100.0 million common stock repurchase program. Under this  program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. The stock repurchase program has no time limit, may be modified or suspended based on our financial condition or changes in market conditions or terminated at any time by our board of directors. The following is a schedule of the change in treasury shares for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Beginning balance	1,808,133
Rabbi trust shares distributed/sold	(806)
Shares repurchased	8,000,000
Ending balance	9,807,327

(16) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded from taxing authorities	$1,789	$—
Interest paid	(50,832)	(54,632)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	1,250	1,532
(Decrease) increase in accrued capital expenditures	(8,645)	22,764

(17) COMMITMENTS AND CONTINGENCIES

Litigation

We are the subject of, or party to, a number of pending or threatened legal actions, administrative proceedings arising in the ordinary course of our business including, but not limited to, royalty claims, contract claims and environmental claims. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to these actions, proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.

When deemed necessary, we establish reserves for certain legal proceedings. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible we could incur additional losses with respect to those matters in which reserves have been established. We will continue to evaluate our litigation on a quarterly basis and will establish and adjust any litigation reserves as appropriate to reflect our assessment of the then current status of litigation.

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of March 31, 2020, liabilities for remediation were not material. We are not aware of any environmental claims existing as of March 31, 2020 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Pennsylvania Office of Attorney General Matter

In April 2020, the Office of Attorney General informed our subsidiary Range Resources – Appalachia, LLC that it will pursue certain misdemeanor charges against the subsidiary related to alleged violations of the Pennsylvania Solid Waste Management Act and the Pennsylvania Clean Streams Law arising from an unintentional release of produced and reuse water at one location and unintentional discharges from a drilling reserve pit containing drill cuttings and a water impoundment at another. We intend to defend ourselves against such charges, however the proceedings could result in fines or penalties against the subsidiary. At this time, it is not possible to estimate the amount of any fines or penalties, or the range of such fines or penalties, that are reasonably possible in this case.

(18) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(in thousands)
Acquisitions:
Acreage purchases	$4,061	$57,324
Development	124,180	666,984
Exploration:
Expense	6,747	35,117
Stock-based compensation expense	330	1,566
Gas gathering facilities:
Development	2,047	3,583
Subtotal	137,365	764,574
Asset retirement obligations	1,250	11,193
Total costs incurred	$138,615	$775,767
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

We are a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”), crude oil and condensate company engaged in the exploration, development and acquisition of natural gas and crude oil properties primarily in the Appalachian region of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on a geographical or an area-by-area basis.

Our overarching business objective is to build stockholder value through returns-focused development, measured on a per share debt adjusted basis. Our strategy to achieve our business objective is to generate consistent cash flows from reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core or, at times, core assets. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire, produce and market natural gas, NGLs and crude oil reserves. Commodity prices have been and are expected to remain volatile. We believe that we are well-positioned to manage the challenges presented in a volatile pricing environment by:

•	exercising discipline in our capital program as we target capital spending within operating cash flows and, if required, with borrowing under our bank credit facility;
•	continuing to optimize drilling, completion and operational efficiencies;
•	continuing to focus on improving our cost structure;
•	continuing to pursue asset sales to reduce debt;
•	continuing to manage price risk by hedging our production; and
•	continuing to manage our balance sheet.

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

Recent Events

On March 11, 2020, the World Health Organization designated the novel coronavirus known as COVID-19 a global pandemic. In the U.S., many state and local governments have, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures range from limitations on crowd size, together with closures of bars and dine-in restaurants, to mandatory orders for employees of any non-essential business to shelter-in-place until further direction. These states include government orders in Pennsylvania, Texas and Louisiana where our offices and operations are located. Governments in non-U.S. jurisdictions have also implemented shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Certain borders between countries have been closed and certain state governments have placed restrictions on the ability to travel in order to contain the COVID-19 contagion. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial and commodity markets.

We have three priorities while navigating through this period of volatility and uncertainty:

•	First, to ensure the health and safety of our employees and the contractors which provide services to us;
•	Second, to continue to monitor the impact this pandemic has on demand for our products and related commodity prices impacts; and
•

Third, to ensure Range emerges from this event in as strong of a position as possible. When it comes to an end, we believe that we will come out a better company as we continue to drive our long-term strategies.

This pandemic could affect our operations, major facilities or employees’ health; however, as of the date of this filing, we have not experienced a significant disruption to our operations and we have implemented pre-existing contingency planning, with most employees working remotely where possible in compliance with governmental orders and CDC recommendations. We have crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions; we have implemented travel restrictions as well as visitor protocols; and we are following social distancing practices in our offices and other work sites. We have assessed and are implementing continuity plans to provide customers with continued supply of our products. There has been no material impact on supply for most of our sourced materials and to the extent such an impact has been realized or anticipated, continuity plans have been activated. We are also working closely with our processing and pipeline transportation partners to anticipate possible impacts on our continued operations.

To the extent that the COVID-19 pandemic continues or worsens, governments may impose additional restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy, a prolonged decline in demand for our products, additional work restrictions, supply chains being interrupted, slowed, or rendered inoperable, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, decreased availability of future borrowings, increased cost of borrowings, valuation of our obligations, credit risks of our customers and counterparties and potential impairment of the carrying value of our properties.

As previously described, the impact of COVID-19 is highly uncertain and could be far reaching. In light of the evolving health, social, economic, and business environment, governmental regulation or mandates and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results presently remains highly uncertain.

Market Conditions

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. Natural gas, oil and NGLs benchmarks decreased in first quarter 2020 when compared to the same period in 2019 and, as a result, we experienced decreased price realizations. In March 2020, Saudi Arabia and Russia engaged in a dispute over production levels that caused global oil prices to spiral down at a historic rate. On April 9, 2020, OPEC and Russia reached an agreement to reduce crude oil production by 9.7 MMbbl/per day. As we continue to monitor the impact of the actions of OPEC and other large producing nations, the dispute over production levels between Russia and Saudi Arabia and the level of demand impacted by COVID-19, we expect prices for some or all commodities could remain volatile and could decline further from current levels.  In particular, the price of crude oil and condensate has declined significantly due to the impacts of COVID-19 governmental orders on demand and the resulting oversupply of these liquids. The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$1.95	$3.14
Oil (per bbl)	47.11	54.86
Mont Belvieu NGLs composite (per gallon) (b)	0.33	0.54
(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange (“NYMEX”).
(b)	Based on our estimated NGLs product composition per barrel.

Our price realizations (not including the impact of our derivatives) may differ from the benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of First Quarter 2020 Results

Our financial results are significantly impacted by commodity prices. For first quarter 2020, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 39% decrease in net realized prices (average prices including all derivative settlements and third party transportation costs paid by us) partially offset by slightly higher production volumes when compared to the same quarter of 2019. Daily production averaged 2.3 Bcfe in both the first quarter 2020 and in the same period of the prior year. Reduced operating costs offset a portion of price declines when compared to the same period of 2019.

During first quarter 2020, we recognized net income of $145.0 million, or $0.58 per diluted common share compared to net income of $1.4 million, or $0.01 per diluted common share, during first quarter 2019. The increase in net income for first quarter 2020 from first quarter 2019 is primarily due to a significantly higher gain on sale of assets reported in first quarter 2020 and a favorable derivative fair value income partially offset by lower net realized prices and a proved property impairment.

Our first quarter 2020 financial and operating performance included the following results:

•	issued $550.0 million of new senior notes and used those proceeds to redeem $500.0 million of 5.75% senior notes due 2021 and our 5.875% senior notes due 2022;
•	maintained liquidity under the bank credit facility with the reaffirmation of a $3.0 billion borrowing base and $2.4 billion in lender commitments;
•	repurchased in the open market $111.0 million face value of our senior notes at a discount and recorded a gain on early extinguishment of debt;
•	reduced general and administrative expense on a per mcfe basis 13%, and on absolute basis 9%, when compared to the same period of 2019 (see discussion on page 35);
•	reduced interest expense per mcfe 8% from the same period of 2019;
•	direct operating expenses per mcfe was 6% lower from the same period of 2019 (see discussion on page 35);
•	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 28% from the same period of 2019;
•	realized $124.5 million of cash flow from operating activities, a decrease of $136.2 million from the same period of 2019;
•	revenue from the sale of natural gas, NGLs and oil decreased 36% from the same period of 2019 with a 37% decrease in average realized prices (before cash settlements on our derivatives);
•	revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 24% from the same period of 2019; and
•	entered into additional derivative contracts for 2020, 2021, 2023 and 2024.

We generated $124.5 million of cash flow from operating activities in first quarter 2020, a decrease of $136.2 million from first quarter 2019, which reflects lower net realized prices partially offset by higher comparative working capital inflows ($9.3 million inflow during first quarter 2020 compared to $463,000 outflow in first quarter 2019). We continue to repurchase in the open market our senior notes at a discount. Since August 2019, we have repurchased $101.8 million principal amount of our 5.75% senior notes due 2021, $37.5 million principal amount of our 5.875% senior notes due 2022, $116.6 million principal amount of our 5.00% senior notes due 2022 and $56.6 million principal amount of our 5.00% senior notes due 2023 for a total of $312.6 million at a discount of $37.9 million.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In first quarter 2020, natural gas, NGLs and oil sales decreased 36% compared to first quarter 2019 with a 37% decrease in average realized prices (before cash settlements on our derivatives) partially offset by slightly higher production volumes. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	%
Natural gas, NGLs and oil sales
Natural gas	$253,249	$434,720	$(181,471)	(42%)
NGLs	143,239	197,813	(54,574)	(28%)
Oil	35,608	39,121	(3,513)	(9%)
Total natural gas, NGLs and oil sales	$432,096	$671,654	$(239,558)	(36%)

Our production has grown through drilling success which is partially offset by the natural decline of our natural gas and oil reserves through production and asset sales. First quarter 2020 production volumes from the Marcellus Shale were 2.1 Bcfe per day, an increase of 5% when compared to the same period of 2019. First quarter 2020 production volumes from our North Louisiana properties were approximately 166.0 Mmcfe per day, a decline of 27% when compared to the same period of 2019. Our production for the three months ended March 31, 2020 and 2019 is set forth in the following table:

	Three Months Ended March 31,
	2020	2019	Change	%
Production (a)
Natural gas (mcf)	145,760,592	140,521,663	5,238,929	4%
NGLs (bbls)	9,633,035	9,612,547	20,488	—%
Crude oil (bbls)	868,297	805,550	62,747	8%
Total (mcfe) (b)	208,768,584	203,030,245	5,738,339	3%

Average daily production (a)
Natural gas (mcf)	1,601,765	1,561,352	40,413	3%
NGLs (bbls)	105,858	106,806	(948)	(1%)
Crude oil (bbls)	9,542	8,951	591	7%
Total (mcfe) (b)	2,294,160	2,255,892	38,268	2%
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during first quarter 2020 was $1.18 per mcfe compared to $1.94 per mcfe in first quarter 2019. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three months ended March 31, 2020 and 2019 are shown below:

	Three Months Ended March 31,
	2020	2019	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$1.74	$3.09	$(1.35)	(44%)
NGLs (per bbl)	14.87	20.58	(5.71)	(28%)
Crude oil and condensate (per bbl)	41.01	48.56	(7.55)	(16%)
Total (per mcfe) (a)	2.07	3.31	(1.24)	(37%)
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.29	$3.09	$(0.80)	(26%)
NGLs (per bbl)	15.91	23.17	(7.26)	(31%)
Crude oil and condensate (per bbl)	52.20	49.61	2.59	5%
Total (per mcfe) (a)	2.55	3.43	(0.88)	(26%)
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.12	$1.74	$(0.62)	(36%)
NGLs (per bbl)	3.98	11.35	(7.37)	(65%)
Crude oil and condensate (per bbl)	52.20	49.61	2.59	5%
Total (per mcfe) (a)	1.18	1.94	(0.76)	(39%)
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended March 31,
	2020	2019
Average natural gas differentials below NYMEX	$(0.21)	$(0.05)
Realized gains on basis hedging	$0.10	$0.09

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended March 31,
	2019	Price Variance	Volume Variance	2020
Natural gas
Price (per mcf)	$3.09	$(1.35)	$—	$1.74
Production (Mmcf)	140,521	—	5,240	145,761
Natural gas sales	$434,720	$(197,678)	$16,207	$253,249

	Three Months Ended March 31,
	2019	Price Variance	Volume Variance	2020
NGLs
Price (per bbl)	$20.58	$(5.71)	$—	$14.87
Production (Mbbls)	9,613	—	20	9,633
NGLs sales	$197,813	$(54,996)	$422	$143,239

	Three Months Ended March 31,
	2019	Price Variance	Volume Variance	2020
Crude oil
Price (per bbl)	$48.56	$(7.55)	$—	$41.01
Production (Mbbls)	806	—	62	868
Crude oil sales	$39,121	$(6,560)	$3,047	$35,608

	Three Months Ended March 31,
	2019	Price Variance	Volume Variance	2020
Consolidated
Price (per mcfe)	$3.31	$(1.24)	$—	$2.07
Production (Mmcfe)	203,030	—	5,739	208,769
Total natural gas, NGLs and oil sales	$671,654	$(258,541)	$18,983	$432,096

Transportation, gathering, processing and compression expense was $284.8 million in first quarter 2020 compared to $302.7 million in first quarter 2019. These third-party costs are lower in first quarter 2020 when compared to first quarter 2019 due to certain mid-stream contract provisions in North Louisiana being met and transportation capacity releases in Pennsylvania. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months ended March 31, 2020 and 2019 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended March 31,
	2020	2019	Change	%
Transportation, gathering, processing and compression
Natural gas	$169,841	$189,082	$(19,241)	(10%)
NGLs	114,924	113,573	1,351	1%
Total	$284,765	$302,655	$(17,890)	(6%)

Natural gas (per mcf)	$1.17	$1.35	$(0.18)	(13%)
NGLs (per bbl)	$11.93	$11.82	$0.11	1%

Derivative fair value income (loss) was income of $233.2 million in first quarter 2020 compared to a loss of $61.7 million in first quarter 2019. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Derivative fair value income (loss) per consolidated statements of operations	$233,175	$(61,731)

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$41,553	$(11,146)
Oil derivatives	67,248	(39,499)
NGLs derivatives	30,694	(36,378)
Freight derivatives	(6,249)	458
Total non-cash fair value gain (loss) (1)	$133,246	$(86,565)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$80,172	$(872)
Oil derivatives	9,714	842
NGLs derivatives	10,043	24,864
Total net cash receipt (payment)	$99,929	$24,834
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

Brokered natural gas, marketing and other revenue in first quarter 2020 was $28.6 million compared to $138.2 million in first quarter 2019 with the decrease caused by lower broker sales volumes (volumes not related to our production) and significantly lower broker sales prices. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	%
Direct operating expense	$0.15	$0.16	$(0.01)	(6%)
Production and ad valorem tax expense	0.04	0.06	(0.02)	(33%)
General and administrative expense	0.20	0.23	(0.03)	(13%)
Interest expense	0.23	0.25	(0.02)	(8%)
Depletion, depreciation and amortization expense	0.49	0.68	(0.19)	(28%)

Direct operating expense was $32.0 million in first quarter 2020 compared to $33.2 million in first quarter 2019. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs decreased in first quarter 2020 primarily due to the impact of the sale of various higher operating cost properties in Pennsylvania in the prior year. Our production volumes increased 3% in first quarter 2020. We incurred $4.4 million of workover costs in first quarter 2020 compared to $4.5 million in first quarter 2019. On a per mcfe basis, direct operating expense in first quarter 2020 decreased 6% to $0.15 from $0.16 in the same period of 2019 with the decrease primarily due to the impact of the sale of various higher operating cost properties in Pennsylvania in the prior year. The following table summarizes direct operating expense per mcfe for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	%
Direct operating
Lease operating expense	$0.13	$0.14	$(0.01)	(7%)
Workovers	0.02	0.02	—	—%
Stock-based compensation	—	—	—	—%
Total direct operating expense	$0.15	$0.16	$(0.01)	(6%)

Production and ad valorem taxes are paid based on market prices rather than hedged prices. This expense category is predominately comprised of the Pennsylvania impact fee. Production and ad valorem taxes (excluding the impact fee) were $3.0 million in first quarter 2020 compared to $2.8 million in first quarter 2019. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $6.0 million in first quarter 2020 compared to $8.5 million in first quarter 2019 due to lower prices. The following table summarizes production and ad valorem taxes per mcfe for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	%
Production and ad valorem taxes
Production taxes	$0.01	$0.01	$—	—%
Ad valorem taxes	—	—	—	—%
Impact fee	0.03	0.05	(0.02)	(40%)
Total production and ad valorem taxes	$0.04	$0.06	$(0.02)	(33%)

General and administrative (“G&A”) expense was $42.3 million in first quarter 2020 compared to $46.6 million in first quarter 2019. The first quarter 2020 decrease of $4.3 million when compared to the same period of 2019 is primarily due to lower salaries and benefits of $4.0 million and lower stock based compensation of $786,000 partially offset by higher bad debt expense. At March 31, 2020, the number of G&A employees decreased 17% when compared to March 31, 2019. On a per mcfe basis, first quarter 2020 G&A expense decreased 13% due to lower salaries and benefits. The following table summarizes G&A expenses per mcfe for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	%
General and administrative
General and administrative	$0.16	$0.19	$(0.03)	(16%)
Stock-based compensation (non-cash)	0.04	0.04	—	—%
Total general and administrative expense	$0.20	$0.23	$(0.03)	(13%)

Interest expense was $47.5 million in first quarter 2020 compared to $51.5 million in first quarter 2019. The following table presents information about interest expense per mcfe for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	%
Bank credit facility	$0.03	$0.06	$(0.03)	(50%)
Senior notes	0.19	0.18	0.01	6%
Subordinated notes	—	—	—	—%
Amortization of deferred financing costs and other	0.01	0.01	—	—%
Total interest expense	$0.23	$0.25	$(0.02)	(8%)
Average debt outstanding (in thousands)	$3,260,705	$3,917,596	$(656,891)	(17%)
Average interest rate (a)	5.6%	5.1%	0.5%	10%

(a) Includes commitment fees but excludes debt issue costs and amortization of discounts.

On an absolute basis, the decrease in interest expense for first quarter 2020 from the same period of 2019 was primarily due to lower average outstanding debt balances partially offset by higher overall average interest rates. Average debt outstanding on the bank credit facility for first quarter 2020 was $519.9 million compared to $991.4 million in first quarter 2019 and the weighted average interest rate on the bank credit facility was 3.1% in first quarter 2020 compared to 4.0% in first quarter 2019.

Depletion, depreciation and amortization expense was $103.0 million in first quarter 2020 compared to $138.7 million in first quarter 2019. This decrease is due to a 27% decrease in depletion rates partially offset by a 3% increase in production volumes. Depletion expense, the largest component of DD&A expense, was $0.48 per mcfe in first quarter 2020 compared to $0.66 per mcfe in first quarter 2019. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to the mix of production from our properties with lower depletion rates, asset sales and the impairment of our North Louisiana properties at the end of 2019. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	%
DD&A
Depletion and amortization	$0.48	$0.66	$(0.18)	(27%)
Depreciation	0.01	0.01	—	—%
Accretion and other	—	0.01	(0.01)	(100%)
Total DD&A expense	$0.49	$0.68	$(0.19)	(28%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, termination costs, deferred compensation plan expenses, impairment of proved properties and gain or loss on sale of assets. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Direct operating expense	$450	$591
Brokered natural gas and marketing expense	413	385
Exploration expense	330	373
General and administrative expense	8,029	8,815
Total stock-based compensation	$9,222	$10,164

Brokered natural gas and marketing expense was $32.6 million in first quarter 2020 compared to $132.3 million in first quarter 2019 due to lower broker purchase volumes and significantly lower prices. The following table details our brokered natural gas, marketing and other net margin for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	%
Brokered natural gas and marketing
Brokered natural gas sales	$24,875	$134,801	$(109,926)	(82%)
Brokered NGLs sales	1,140	424	716	169%
Other marketing revenue	2,634	2,989	(355)	(12%)
Brokered natural gas purchases (1)	(28,886)	(129,510)	100,624	78%
Brokered NGLs purchases	(1,090)	(134)	(956)	(713%)
Other marketing expense	(2,648)	(2,661)	13	—%
Net brokered natural gas and marketing margin	$(3,975)	$5,909	$(9,884)	(167%)
(1)	Includes transportation costs.

Exploration expense was $7.1 million in first quarter 2020 compared to $8.2 million in first quarter 2019 due to lower delay rental and other expenses and lower personnel costs. The following table details our exploration expense for the three months ended March 30, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	%
Exploration
Delay rentals and other	$5,212	$6,059	$(847)	(14%)
Personnel expense	1,535	1,779	(244)	(14%)
Stock-based compensation expense	330	373	(43)	(12%)
Total exploration expense	$7,077	$8,211	$(1,134)	(14%)

Abandonment and impairment of unproved properties was $5.4 million in first quarter 2020 compared to $12.7 million in first quarter 2019. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired, we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. In certain circumstances, our future plans to develop acreage may accelerate our impairment. As we continue to review our acreage positions and high grade our drilling inventory, additional leasehold impairments and abandonments may be recorded. The unproved property value in North Louisiana was fully impaired in fourth quarter 2019. As a result, abandonment and impairment of unproved properties for first quarter 2020 declined when compared to the same quarter of 2019.

Termination costs were $1.6 million in first quarter 2020 compared to no termination costs in first quarter 2019. We completed the sale of our legacy assets in Northwest Pennsylvania during first quarter 2020 and recorded additional severance expense primarily related to this sale.

Deferred compensation plan expense was a gain of $8.5 million in first quarter 2020 compared to a loss of $3.6 million in first quarter 2019. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $4.85 at December 31, 2019 to $2.28 at March 31, 2020. In the same period of the prior year, our stock price increased from $9.57 at December 31, 2018 to $11.24 at March 31, 2019.

Impairment of proved properties was $77.0 million in first quarter 2020. There were no proved property impairments in first quarter 2019. In fourth quarter 2019, we recorded impairment expense related to our oil and gas properties in North Louisiana due to a shift in business strategy and the possibility of a divestiture of those assets. In first quarter 2020, additional impairment was recorded based on market indications of value for these assets.

Gain on the sale of assets was $122.1 million in first quarter 2020 compared to a loss of $189,000 in first quarter 2019. In first quarter 2020, we received approval from state governmental authorities for a change in operatorship for our shallow Northwest Pennsylvania properties and we recorded a gain on the sale of these legacy assets of $122.7 million. We did retain the deeper Utica rights on this acreage as part of this transaction.

Income tax expense was $50.2 million in first quarter 2020 compared to $5.7 million in first quarter 2019. For first quarter 2020, the effective tax rate was 25.7% compared to 80.0% in the same period of 2019. The 2020 and 2019 effective tax rates were different than the statutory tax rate due to state income taxes (including adjustments to state income tax valuation allowances), equity compensation and other discrete tax items which are detailed below (dollars in thousands).

	Three Months Ended March 31,
	2020	2019
Total income before income taxes	$195,193	$7,107
U.S. federal statutory rate	21%	21%
Total tax expense at statutory rate	40,991	1,492

State and local income taxes, net of federal benefit	5,803	818
Equity compensation	3,843	3,391
Change in valuation allowances:
Federal net operating loss carryforwards	(1,313)	—
State net operating loss carryforwards and other	2,800	352
Other	(537)	231
Permanent differences and other	(1,369)	(596)
Total expense for income taxes	$50,218	$5,688
Effective tax rate	25.7%	80.0%

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in future years) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of

March 31, 2020, we have entered into derivative agreements covering 349.2 Bcfe for the remainder of 2020 and 108.0 Bcfe for 2021, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Sources of cash and cash equivalents
Operating activities	$124,506	$260,694
Disposal of assets	1,059	332
Issuance of senior notes	550,000	—
Borrowing on credit facility	543,000	566,000
Other	8,406	13,596
Total sources of cash and cash equivalents	$1,226,971	$840,622

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(129,962)	$(190,014)
Repayment on credit facility	(463,000)	(614,000)
Acreage purchases	(10,811)	(23,646)
Additions to field service assets	(896)	(576)
Repayment of senior notes	(580,099)	—
Treasury stock purchases	(22,548)	—
Dividends paid	—	(5,023)
Debt issuance costs	(8,538)	—
Other	(11,135)	(7,420)
Total uses of cash and cash equivalents	$(1,226,989)	$(840,679)

Sources of Cash and Cash Equivalents

Cash flows generated from operating activities in first quarter 2020 was $124.5 million compared to $260.7 million in first quarter 2019. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from first quarter 2019 to first quarter 2020 reflects significantly lower net realized prices (a decrease of 39%) and the impact of our 2019 asset sales somewhat offset by higher working capital cash inflow and slightly higher production volumes. As of March 31, 2020, we have hedged more than 60% of our projected total production for the remainder of 2020, with more than 70% of our projected natural gas production hedged. Net cash provided from operating activities was affected by a 3% increase in production and working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first quarter 2020 were positive $9.3 million compared to negative $463,000 for first quarter 2019.

Uses of Cash and Cash Equivalents

Additions to natural gas and oil properties for first quarter 2020 were consistent with expectations relative to our $430.0 million 2020 capital budget.

Repayment of senior notes for first quarter 2020 includes purchases in the open market of $48.5 million principal amount of our 5.00% senior notes due 2022, $5.8 million principal amount of our 5.875% senior notes due 2022 and $56.6 million principal amount of our 5.00% senior notes due 2023. In addition, in conjunction with the issuance of our new $550.0 million aggregate principal amount 9.25% senior notes due 2026, we used the proceeds from this issuance to redeem $324.1 million of our 5.75% senior notes due 2021 and $175.9 million of our 5.875% senior notes due 2022. From time to time, we may continue to repurchase our senior notes based upon prevailing market or other conditions at the time.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operating activities, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must find new reserves and develop existing reserves to maintain and grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first quarter 2020, we entered into additional commodity derivative contracts for 2020, 2021, 2023 and 2024 to protect future cash flows. Additionally, we suspended the payment of our dividend in January 2020.

During first quarter 2020, our net cash provided from operating activities of $124.5 million, proceeds from asset sales and borrowings under our bank credit facility was used to fund approximately $141.7 million of capital expenditures (including acreage acquisitions). At March 31, 2020, we had $528,000 in cash and total assets of $6.6 billion.

Long-term debt at March 31, 2020 totaled $3.2 billion, including $557.0 million outstanding on our bank credit facility and $2.7 billion of senior and senior subordinated notes. Our available committed borrowing capacity at March 31, 2020 was $1.5 billion, with an additional $600.0 million in borrowing base capacity available for increased liquidity potential. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. While our expectation is to operate within our internally generated cash flow, to the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and operate profitably. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our initial 2020 capital budget was announced in early January at $520.0 million which has subsequently been reduced $90.0 million to $430.0 million based on the lower commodity environment.

Commodity prices have remained highly volatile and have declined during first quarter 2020 compared to fourth quarter 2019. We have adjusted and must continue to adjust our business through efficiencies and cost reductions to compete in the current price environment which also requires reductions in overall debt levels over time. We plan to continue to work towards profitable growth within cash flows. We would expect to monitor the market and look for opportunities to refinance or reduce debt based on market conditions. We believe we are well-positioned to manage the challenges presented in a low commodity price environment and that we can endure continued volatility in current and future commodity prices by:

•	exercising discipline in our capital program with the expectation of funding our capital expenditures with operating cash flow and, if required, with borrowings under our bank credit facility;
•	continuing to optimize our drilling, completion and operational efficiencies;
•	continuing to focus on improving our cost structure;
•	continuing to pursue asset sales to reduce debt;
•	continuing to manage price risk by hedging our production volumes; and
•	continuing to manage our balance sheet.

Credit Arrangements

As of March 31, 2020, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.4 billion, which we refer to as our bank credit facility or bank debt. The bank credit facility is secured by substantially all of our assets and has a maturity date of April 13, 2023. See Note 9 to our unaudited consolidated financial statements for additional information regarding our bank debt. Availability under the bank credit facility is subject to a borrowing base set by the lenders. As of March 31, 2020, the outstanding balance under our bank credit facility was $557.0 million. Additionally, we had $333.0 million of undrawn letters of credit leaving $1.5 billion of committed borrowing capacity available under the bank credit facility at the end of first quarter 2020, with an additional $600.0 million in borrowing base capacity for potential increases in lender commitments.

Our bank credit facility imposes limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility). The bank credit facility also contains customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at March 31, 2020. See Note 9 to our unaudited consolidated financial statements for additional information regarding our bank debt.

Cash Dividend Payments

In January 2020, we announced that the board has suspended the dividend. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on earnings, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments. As of March 31, 2020, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2020, we had a total of $333.0 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2019, there have been no material changes to our contractual obligations other than the changes to our indebtedness as further discussed in Note 9.

Interest Rates

At March 31, 2020, we had approximately $3.2 billion of debt outstanding. Of this amount, $2.7 billion bore interest at fixed rates averaging 5.9%. Bank debt totaling $557.0 million bears interest at floating rates, which was 3.0% at March 31, 2020. The 30-day LIBOR Rate on March 31, 2020 was approximately 1.0%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2020 would cost us approximately $5.6 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under Cash Contractual Obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs for the remainder of 2020 to continue to be a function of supply.

Forward-Looking Statements

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 67% of our December 31, 2019 proved reserves are natural gas. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2019 to March 31, 2020.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (referred to as a swaption in the table below). At March 31, 2020, our derivative program includes swaps, collars, three-way collars, calls and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation as of March 31, 2020, approximated a net unrealized pretax gain of $256.0 million. These contracts expire monthly through December 2021. At March 31, 2020, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price				Fair Market Value
			Swap	Sold Put	Floor	Ceiling
(in thousands)
Natural Gas
2020	Swaps	1,155,600 Mmbtu/day	$2.57 (1)				$ 189,318
2021	Swaps	50,000 Mmbtu/day	$2.62 (1)				$ 2,478
April – June 2020	Calls	40,000 Mmbtu/day	$2.30				$ (23)
April – October 2020	Three-way Collars	20,000 Mmbtu/day		$ 1.75	$ 2.00	$ 2.50	$ 455
2021	Three-way Collars	240,000 Mmbtu/day		$ 1.99	$ 2.31	$ 2.60	$ (11,817)

Crude Oil
2020	Swaps	7,331 bbls/day	$58.22 (1)				$ 57,093
2021	Swaps	1,000 bbls/day	$55.00 (1)				$ 6,648
April – September 2020	Calls	500 bbls/day	$59.00				$ (6)

NGLs (C3-Propane)
April – June 2020	Swaps	8,242 bbls/day	$0.63/gallon				$ 8,753

NGLs (NC4-Normal Butane)
April – September 2020	Swaps	2,913 bbls/day	$0.57/gallon				$ 5,046
April September 2020	Calls	2,251 bbls/day	$0.57/gallon				$ (44)

NGLs (iC4-Isobutane)
April 2020	Swaps	2,000 bbls/day	$0.64/gallon				$ 673

NGLs (C5-Natural Gasoline)
April 2020	Swaps	1,500 bbls/day	$1.21/gallon				$ 1,589

(1)

We also sold natural gas call swaptions of 120,000 Mmbtu/day for July – December 2020 at a weighted average price of $2.51 and 100,000 Mmbtu/day for 2021 at a weighted average price of $2.69. In addition, we sold oil call swaptions of 3,000 bbls per day for 2021 at a weighted average price of $56.50. The fair market value of these swaptions at March 31, 2020 was a net derivative liability of $4.2 million.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars and calls discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $4.8 million at March 31, 2020 and they settle monthly through December 2021 and monthly in 2023 and 2024.

At March 31, 2020, we also had propane basis contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly in 2020 and include a total volume of 1,500,000 barrels. The fair value of these contracts was a gain of $651,000 at March 31, 2020.

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2020. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$271,598	$(76,398)	$(190,996)	$76,398	$190,996
Three-way collars	(11,362)	(14,959)	(41,459)	13,035	28,032
Calls	(73)	(103)	(458)	45	67
Swaptions	(4,182)	(5,688)	(20,000)	2,830	4,050
Basis swaps	5,471	2,735	6,837	(2,735)	(6,837)
Freight swaps	(4,720)	1,036	2,590	(1,036)	(2,590)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2020, our derivative counterparties include twenty financial institutions, of which all but four are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Our propane sales from the Marcus Hook facility near Philadelphia are short-term and are to a single purchaser. Our ethane sales from Marcus Hook are to a single international customer.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and senior subordinated debt and variable rate bank debt. At March 31, 2020, we had $3.2 billion of debt outstanding. Of this amount, $2.7 billion bears interest at fixed rates averaging 5.9%. Bank debt totaling $557.0 million bears interest at floating rates, which was 3.0% on March 31, 2020. On March 31, 2020, the 30-day LIBOR Rate was approximately 1.0%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2020, would cost us approximately $5.6 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than described below, there have been no material changes from the risk factors previously disclosed in that Form 10-K.

If demand for natural gas, NGLs and oil is reduced, the prices we receive for and our ability to market and produce our natural gas, NGLs and oil may be negatively affected.

Volatility in natural gas, NGLs and oil markets is largely determined by various factors beyond our control. Production from natural gas and oil wells in some geographic areas of the United States has been or could be curtailed for considerable periods of time due to lack of local market demand and transportation and storage capacity. It is possible that some of our wells may be shut-in or sales terms may be less favorable than might otherwise be obtained should demand for our products decrease. Competition for markets has been vigorous and there remains uncertainty about prices purchasers will pay or the availability of sufficient storage, particularly for liquid products. Natural gas, NGLs and/or oil surpluses could cause us to shut in portions of our production, create an inability to market our products profitability, or an inability to store liquid production could cause us to curtail production and/or receive lower prices which could have a material adverse effect on our cash flows, results of operations and financial position.

We face risks related to the novel coronavirus (COVID-19) which could significantly disrupt our operations.

Our business may be adversely impacted by the effects of COVID-19. Our operations, as well as the operations of our business counterparties, are likely to continue to be disrupted by varying governmental responses to COVID-19 such as business shutdowns, stay-at-home directives, travel restrictions and other travel or health-related restrictions, as well as by potential absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries and disruptions to ports, manufacturing facilities, pipelines, refineries and other facilities integral to our business. In addition, our customers may delay or reduce purchases from us due to the COVID-19 impacts on the level of demand.

In addition, COVID-19 or other disease outbreaks will in the short-term, and may over the longer term, adversely affect the economic and financial markets resulting in a significant economic downturn. Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

We are unable to accurately predict the impact that COVID-19 will have due to various uncertainties and future developments, including the ultimate spread of the virus, the severity of the disease, the duration of the outbreak, the occurrence of other pandemics, the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an attempt to contain or treat the virus, all of which, could have a material adverse effect on our operating results, cash flows, financial condition and have a negative impact on our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Range during the quarter ended March 31, 2020 of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

1/1/20 – 1/31/20	2,500,000	$ 3.62	2,500,000	$ 84,048,126
2/1/20 – 2/29/20	310,000	$ 2.93	310,000	$ 83,139,773
3/1/20 – 3/31/20	5,190,000	$ 2.43	5,190,000	$ 70,543,553
Total	8,000,000	$ 2.80	8,000,000

(a) In October 2019, we announced a $100.0 million share repurchase program. As of March 31,2020, we have repurchased 9.8 million shares of common stock at a cost of approximately $29.5 million, excluding fees and commissions. Shares repurchased as of March 31, 2020 are held as treasury stock.

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

10.1

Sixth Amended and Restated Credit Agreement, dated April 13, 2018 among Range Resources Corporation (as borrower) and JPMorgan Chase Bank, N.A. as administrative agent and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 16, 2018)

10.2

First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of October 18, 2019 among Range Resources Corporation (as borrower) and JPMorgan Chase Bank, N.A. as administrative agent and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-12209) as filed with the SEC on October 23, 2019)

10.3

Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of April 1, 2020 among Range Resources Corporation (as borrower) and JPMorgan Chase Bank N.A. as administrative agent and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 27, 2020)

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

Date:  April 30, 2020

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Senior Vice President and Chief Financial Officer

Date: April 30, 2020

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer