Form 10-K
period 2020-12-31
RANGE RESOURCES CORP
filed 2021-02-23
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was $1,404,596,000. This amount is based on the closing price of registrant’s common stock on the New York Stock Exchange on that date. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933.

As of February 19, 2021, there were 258,570,848 shares of Range Resources Corporation Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be furnished to stockholders in connection with its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part II, Item 5 and Part III, Items 10-14 of this report.

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

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These are statements, other than statements of historical fact, that give current expectations or forecasts of future events, including without limitation: drilling plans; planned wells; rig count; our 2021 capital budget and the planned allocation thereof; reserve estimates; expectations regarding future economic and market conditions and their effects on us (including the economic impact of global pandemics); our financial and operational outlook and ability to fulfill that outlook; our financial position, balance sheet, liquidity and capital resources and the benefits thereof. These statements typically contain words such as “may,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “targets,” “projects,” “should,” “would” or similar words, indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

While we believe that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. For a description of known material factors that could cause our actual results to differ from those in the forward-looking statements, see other factors discussed in Item 1A. Risk Factors.

Actual results may vary significantly from those anticipated due to many factors, including:

•	conditions in the oil and gas industry, including supply and demand levels for natural gas, crude oil and natural gas liquids (“NGLs”) and the resulting impact on price;
•	the availability and volatility of securities, capital or credit markets and the cost of capital to fund our operation and business strategy;
•	accuracy and fluctuations in our reserves estimates due to regulations, reservoir performance or sustained low commodity prices;
•	lack of, or disruption in, access to pipelines or other transportation methods;
•	ability to develop existing reserves or acquire new reserves;
•	drilling and operating risks;
•	well production timing;
•	changes in political or economic conditions in our key operating market;
•	prices and availability of goods and services, including third-party infrastructure;
•	unforeseen hazards such as weather conditions, acts of war or terrorist acts;
•	electronic, cyber or physical security breaches;
•	changes in safety, health, environmental, tax and other regulations or requirements or initiatives including those addressing the impact of global climate change, air emissions or water management;
•	other geological, operating and economic considerations;
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

PART I

 ITEMS 1 AND 2. BUSINESS AND PROPERTIES

General

Range Resources Corporation, a Delaware corporation, is a Fort Worth, Texas-based independent natural gas, NGLs and oil company, engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Our principal area of operation is the Marcellus Shale in Pennsylvania. Our corporate offices are located at 100 Throckmorton Street, Suite 1200, Fort Worth, Texas 76102 (telephone (817) 870-2601). We also maintain field offices in our areas of operation. Our common stock is listed and trades on the New York Stock Exchange (the “NYSE”) under the ticker symbol “RRC.” Range Resources Corporation was incorporated in 1980. At December 31, 2020, we had 256.4 million shares outstanding.

At year-end 2020, our proved reserves had the following characteristics:

•	17.2 Tcfe of proved reserves;
•	65% natural gas, 33% NGLs and 2% crude oil and condensate;
•	57% proved developed;
•	almost 100% operated;
•	a reserve life index of approximately 22 years (based on fourth quarter 2020 production);
•	a pretax present value of $3.0 billion of future net cash flows, discounted at 10% per annum (“PV-10”(a)); and
•	a standardized after-tax measure of discounted future net cash flows of $2.8 billion.
(a)

PV-10 is considered a non-GAAP financial measure as defined by the U.S. Securities and Exchange Commission (the “SEC”). We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and security analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is the discounted estimated future income tax of $134.4 million at December 31, 2020. PV-10 for December 31, 2020 was determined using NYMEX benchmark prices of $1.98 per mcf for natural gas and $39.77 per bbl for oil.

Our estimated proved reserves decreased 5% to 17.2 Tcfe at December 31, 2020 from 18.2 Tcfe at December 3, 2019. Reserve additions from extensions and discoveries were the result of a successful development program and completion optimizations that resulted in improved well performance. The 2020 reserve additions were offset by 2020 production volumes of 816.5 Bcfe, the sale of our North Louisiana properties of 828.1 Bcfe, lower commodity prices and 961.1 Bcfe of reserves reclassified to unproved because of previously planned wells not expected to be drilled within the original five-year development horizon. We believe these unproved reserves can be included in our future proved reserves as these locations are added back into our five-year development plan.

Highlights of our 2020 production were:

•	total production of 574.5 Bcf of natural gas, 37.5 Mmbbls of NGLs and 2.8 Mmbbls of crude oil and condensate;
•	average daily production of 2.23 Bcfe per day, a decrease of 2% from 2019 reflecting the impact of the divestiture of our North Louisiana properties;
•	excluding our North Louisiana properties from production in both 2020 and 2019, total production increased 3%;

2020 Executive Summary

Since our production is approximately 70% natural gas, natural gas prices generally constitute the primary variable in our operating results. Over the last few years, New York Mercantile Exchange (“NYMEX”) natural gas prices have been volatile. Since the beginning of 2018, natural gas prices have been as low as $1.50 per mcf and as high as $4.72 per mcf. The prices we receive for all our products are largely based on current market prices which are beyond our control but are managed through diversity in our sales agreements combined with an active commodity price hedging program. Over the past few years we have focused on areas that are within our control. Currently, our focus is on enhancing cash flow through cost reductions and operational efficiencies, while strengthening our balance sheet, rather than expansion and growth. During 2020, we:

•	sought to align our annual capital spending with internally generated cash flow;
•	received asset sale proceeds of $246.1 million;
•	issued $850.0 million aggregate principal amount of new 9.25% senior notes due 2026;
•

repurchased $1.2 billion of various senior and senior subordinated notes due 2021, 2022 and 2023 using the proceeds from the sale of our new 9.25% senior notes and the proceeds from the sale of our North Louisiana assets;

•	maintained our bank committed borrowing capacity at $2.4 billion;
•	spent approximately $109.3 million less than our initial 2020 capital budget of $520.0 million;
•	repurchased 8.2 million shares of common stock;
•	reduced direct operating expense by $44.1 million, a reduction of 32% from 2020 reflecting the divestiture of higher operating cost properties;
•

reduced 2020 general and administrative expenses by $21.7 million, a reduction of 12% from 2019 reflecting reductions in personnel and our efforts to reduce costs to enhance profitability and resilience;

•	reduced our depletion, depreciation and amortization rate per mcfe 27% from 2019;
•

estimates of our proved reserves at December 31, 2020 decreased to 17.2 Tcfe from 18.2 Tcfe at December 31, 2019 which reflects the sale of our North Louisiana assets. Excluding the North Louisiana reserves from year-end 2019, proved reserves declined less than 1% due to reserves reclassed to unproved because of previously planned wells not expected to be drilled within the original five-year development horizon;

•	continued to reduce our drilling and completion costs which are now less than $600 per foot;
•

published our second formal corporate sustainability report which discusses our continued focus and commitment to the environment and the communities where we work and announced a goal of net zero direct emissions by 2025;

•	continued with our innovative water recycling program;
•	continued utilizing an electric frac fleet;
•	reduced emissions in 2020 compared to 2019 and increased the frequency of leak detection inspections;
•	achieved a 68% reduction in contractor OSHA recordable injuries compared to 2019; and
•	achieved a 64% reduction in number of preventable vehicle incidents compared to 2019.

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

Our Business Strategy

Our overarching business objective is to build stockholder value through returns focused development of natural gas properties. Our strategy to achieve our business objective is to generate consistent cash flow from reserves and production through internally generated drilling projects coupled with occasional acquisitions and divestitures of non-core, or at times, core assets. In addition, we target funding our capital spending to at or below operating cash flow. Our strategy requires us to make significant investments and financial commitments in technical staff, acreage, seismic data, drilling and completion technology and gathering and transportation arrangements to build drilling inventory and market our products. Our strategy has the following key elements:

•	commit to environmental protection and worker and community safety;
•	concentrate in our core operating area;
•	focus on cost efficiency;
•	maintain a high-quality multi-year drilling inventory;
•	maintain a long-life reserve base with a low base decline rate;
•	market our products to a large number of customers in diverse markets under a variety of commercial terms;
•	maintain operational and financial flexibility; and
•	provide employee equity ownership and incentive compensation aligned with our stakeholders’ interests.

These elements are anchored by our interests in the Marcellus Shale located in Pennsylvania which has a remaining productive life in excess of 50 years.

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

Concentrate in Our Core Operating Area. We currently operate in one region: Pennsylvania. Concentrating our drilling and producing activities allows us to develop the regional expertise needed to interpret specific geological and operating conditions and develop economies of scale. Operating in our core area also allows us to pursue our goal of consistent production at attractive returns. We intend to further develop our acreage and improve our operating and financial results through the use of technology and detailed analysis of our properties. We periodically evaluate and pursue acquisition opportunities (including opportunities to acquire particular natural gas and oil properties or entities owning natural gas and oil assets) and at any given time we may be in various stages of evaluating such opportunities.

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

Maintain a High-Quality Multi-Year Drilling Inventory. We focus on areas with multiple prospective and productive horizons and development opportunities. We use our technical expertise to build and maintain a multi-year drilling inventory. We believe that a large, high-quality multi-year inventory of drilling projects increases our ability to efficiently plan for economic production. Currently, we have over 3,500 proven and unproven drilling locations in inventory.

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

Market Our Products to a Large Number of Customers in Diverse Markets Under a Variety of Commercial Terms. We market our natural gas, NGLs, crude oil and condensate to a large number of customers in both domestic and international markets to maximize cash flow and diversify risk. We hold numerous firm transportation contracts on multiple pipelines to enable us to transport and sell natural gas and NGLs in the Midwest, Gulf Coast, Southeast, Northeast and international markets. We sell our products under a variety of price indexes and price formulas that assist us in optimizing regional price differentials and commodity price volatility.

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

Provide Employee Equity Ownership and Incentive Compensation Aligned with Our Stakeholders’ Interest. We want our employees to think and act like business owners. To achieve this, we reward and encourage them through equity ownership in Range. All full-time employees are eligible to receive equity grants. As of December 31, 2020, our employees and directors owned equity securities in our benefit plans (vested and unvested) that had an aggregate market value of approximately $104.5 million. We seek to align our incentive compensation with stakeholders’ interest and key business objectives and our Board routinely engages with stockholders to inform the annual incentive compensation framework.

Significant Accomplishments in 2020

•

Proved reserves – Total proved reserves decreased 5% in 2020 compared to 2019, from 18.2 Tcfe to 17.2 Tcfe, reflecting the impact of the sale of our North Louisiana assets. Excluding this sale, proved reserves decreased less than 1% when compared to 2019 primarily due to reserves reclassed to unproved. This achievement is the result of existing quality production and efficient development. We believe the quality of our technical teams and our substantial inventory of high quality Marcellus Shale drilling locations provide the basis for future proved reserves and production.

•

Production – In 2020, our production averaged 2.23 Bcfe per day, a decrease of 2% from 2019 reflecting the impact of the sale of our North Louisiana properties. Excluding production from these North Louisiana properties, our production increased 3% from 2019. Our capital program is designed to allocate investments based on projects that maximize returns while minimizing controllable costs associated with production activities. We intend to continue our disciplined investment in our Marcellus Shale asset.

•

Focus on financial flexibility – As of December 31, 2020, we maintained a $4.0 billion bank credit facility, with a borrowing base of $3.0 billion and committed borrowing capacity of $2.4 billion. We endeavor to maintain a strong liquidity position. In 2020, we reduced our aggregate principal amount of debt by $86.0 million. During the year, we significantly improved our near-term maturities through re-financings and open market bond repurchases. Also, in early January 2021, we issued $600.0 million of new senior notes due 2029. Our 2020 capital budget, which was established at the beginning of the year, was originally $520.0 million with actual spending for 2020 approximately $109.3 million lower. As we have done historically, we may adjust our capital program, divest assets and use derivatives to protect a portion of our future cash flow from commodity price volatility to reduce the risk of returns on investment and maintain ample liquidity.

•

Successful drilling program – In 2020, we drilled 52 gross natural gas wells and our overall drilling success rate was 100%. We continue to maintain and optimize a sufficient inventory of drilled lateral footage which is critical to our ability to consistently sustain production each year on a cost effective and efficient basis. Controlling the costs to find, develop and produce natural gas, NGLs and oil is critical in creating long-term stockholder value. Our focus areas are characterized by large, contiguous acreage positions and multiple stacked geologic horizons. In 2020, we continued to reduce average well costs per foot drilled through faster drilling times, longer laterals and innovative completion optimizations.

•

Large resource potential – Maintaining an exposure to large low-cost potential resources is important. We maintained and continued to develop our shale plays in 2020. We have three large unconventional and prospective plays in Pennsylvania: the Marcellus, Utica and Upper Devonian shales. These plays cover expansive areas, provide multi-year drilling opportunities, are in many cases stacked pay and, collectively, have sustainable lower risk profiles.

•

Dispositions completed – In third quarter 2020, we sold North Louisiana assets for cash proceeds of $245.0 million (before normal closing adjustments) and we recorded a pretax loss of $9.5 million, after closing adjustments and transaction fees. Proceeds from this disposition were used to repay debt.

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

Outlook for 2021

For 2021, we have established a $425.0 million capital budget for natural gas, NGLs, crude oil and condensate related activities, excluding proved property acquisitions, for which we do not budget. This budget includes $401.1 million for drilling costs, $20.0 million for acreage and $3.9 million for other expenditures. As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices, drilling success and other factors. Throughout the year, we allocate capital on a project-by-project basis. Our expectation for 2021 is for our capital expenditure program to be funded within operating cash flows. However, to the extent our 2021 capital requirements might exceed our internally generated cash flow, we may reduce the capital budget or use proceeds from asset sales, draw on our committed capacity under our bank credit facility, and/or debt or equity financing may be used to fund these requirements. The prices we receive for our natural gas, NGLs and oil production are largely based on current market prices, which are beyond our control. The price risk on a portion of our forecasted natural gas, NGLs and oil production for 2021 is mitigated using commodity derivative contracts and we intend to continue to enter into these transactions.

Our primary near-term focus includes the following:

•	Operate safely and efficiently;
•	target limiting capital spending at or below cash flow;
•	reduce direct emissions and target net-zero direct emissions by 2025;
•	achieve competitive returns on investments;
•	preserve liquidity and improve financial strength;
•	focus on organic opportunities through disciplined capital investments;

•	improve operational efficiencies and economic returns;
•	target limiting capital spending at or below cash flow;
•	attract and retain quality employees; and
•	align incentives with our stockholders’ interests and key business objectives.

Proved Reserves

The following table sets forth our estimated proved reserves for years ended 2020, 2019 and 2018 based on the average of prices on the first day of each month of the given calendar year, in accordance with SEC rules. Oil includes both crude oil and condensate. We have no natural gas, NGLs or oil reserves from non-traditional sources. Additionally, we do not provide optional disclosures of probable or possible reserves.

	Summary of Oil and Gas Reserves as of Year-End Based on Average Prices
Reserve Category	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe) (a)%
2020:
Proved
Developed	6,350,057	550,771	22,976	9,792,540	57%
Undeveloped	4,798,503	400,695	34,650	7,410,574	43%
Total Proved	11,148,560	951,466	57,626	17,203,114	100%

2019:
Proved
Developed	6,486,211	535,007	34,369	9,902,468	54%
Undeveloped	5,628,766	403,229	40,163	8,289,115	46%
Total Proved	12,114,977	938,236	74,532	18,191,583	100%

2018:
Proved
Developed	6,451,012	512,318	38,658	9,756,870	54%
Undeveloped	5,576,690	409,276	47,198	8,315,536	46%
Total Proved	12,027,702	921,594	85,856	18,072,406	100%
(a)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

The following table sets forth summary information by area with respect to estimated proved reserves at December 31, 2020:

	Reserve Volumes					PV-10 (a)
	Natural Gas (Mmcf)	NGLs (Mbbls)	Oil (Mbbls)	Total (Mmcfe)%		Amount (In thousands)%
Appalachian Region	11,148,359	951,466	57,602	17,202,765	100%	$2,980,242	100%
Other	201	—	24	349	—%	524	—%
Total	11,148,560	951,466	57,626	17,203,114	100%	$2,980,766	100%
(a)

PV-10 was prepared using the twelve-month average prices for 2020, discounted at 10% per annum. Year-end PV-10 is a non-GAAP financial measure as defined by the SEC. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. Our total standardized measure was $2.8 billion at December 31, 2020. The difference between the standardized measure and the PV-10 amount is the discounted estimated future income tax of $134.4 million at December 31, 2020. Included in the $3.0 billion pretax PV-10 is $2.7 billion related to proved developed reserves.

Reserve Estimation

All reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. We have established internal controls over our reserves estimation process and procedures to support the accurate and timely preparation and disclosure of reserve estimates in accordance with SEC requirements. We also had Netherland Sewell & Associates, Inc., an independent petroleum consultant, conduct an audit of our year-end 2020 reserves in the Appalachian region. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. This engineering firm was selected for its geographic expertise and its historical experience in engineering certain properties. The proved reserve audits performed for 2020, 2019 and 2018, in the aggregate, represented 97%, 90% and 94% of our proved reserves. The reserve audits performed for 2020, 2019 and 2018, in the aggregate represented 99%, 94% and 96% of our 2020, 2019 and 2018 associated pretax present value of proved reserves discounted at ten percent. A copy of the summary reserve report prepared by our independent petroleum consultant is included as an exhibit to this Annual Report on Form 10-K. The technical person at our independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of data furnished during the reserve audit process. Throughout the year, our technical team meets periodically with representatives of our independent petroleum consultant to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserve estimation process, our senior management reviews and approves significant changes to our proved reserves. We provide historical information to our consultant for our largest producing properties such as ownership interest, natural gas, NGLs and oil production, well test data, commodity prices and operating and development costs. Our consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review identified reserve differences. Our reserve auditor estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared on a lease-by-lease, field-by-field or area-by-area, some of our estimates may be greater than those of our auditor and some may be less than the estimates of the reserve auditor. When such differences do not exceed 10% in the aggregate, our reserve auditor is satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. Remaining differences, if any, are not resolved due to the limited cost benefit of continuing such analysis.

Historical variances between our reserve estimates and the aggregate estimates of our independent petroleum consultants have been less than 5%. All of our reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, Mr. Alan Farquharson, who reports directly to our President and Chief Executive Officer. Our Senior Vice President of Reservoir Engineering and Economics holds a Bachelor of Science degree in Electrical Engineering from the Pennsylvania State University. Before joining Range, he held various technical and managerial positions with Amoco, Hunt Oil and Union Pacific Resources and has more than forty years of engineering experience in the oil and gas industry. During the year, our reserves group may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions. We did not file any reports during the year ended December 31, 2020 with any federal authority or agency with respect to our estimate of natural gas and oil reserves.

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

Proved undeveloped reserves (or “PUDs”) include reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a major expenditure is required for completion. PUD reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic production. Undrilled locations may be classified as having PUD reserves only if an ability and intent has been established to drill the reserves within five years, unless specific circumstances justify a longer time period.

Reporting of Natural Gas Liquids

We produce NGLs as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2020, NGLs represented approximately 33% of our total proved reserves on an mcf equivalent basis. NGLs are products priced by the gallon (and sold by the barrel) to our customers. In reporting proved reserves and production of NGLs, we have included production and reserves in barrels. Prices for a barrel of NGLs in 2020 averaged approximately 51% of the average price for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs.  We currently include ethane in our proved reserves which match volumes to be delivered under our existing long-term, extendable ethane contracts.

Proved Undeveloped Reserves

As of December 31, 2020, our PUDs totaled 34.7 Mmbbls of crude oil, 400.7 Mmbbls of NGLs and 4.8 Tcf of natural gas, for a total of 7.4 Tcfe. Costs incurred in 2020 relating to the development of PUDs were approximately $341.0 million. All PUD drilling locations are scheduled to be drilled prior to the end of 2025. As of December 31, 2020, we have 62 Bcfe of reserves that have been reported for more than five years from their original booking date, all of which are in the process of being completed and are expected to turn to sales in 2021. Changes in PUDs that occurred during the year were due to:

•	conversion of approximately 1.3 Tcfe of PUDs into proved developed reserves;
•	addition of 1.2 Tcfe new PUDs from drilling;
•

675.1 Bcfe net negative revision with 961.1 Bcfe of reserves reclassified to unproved because of previously planned wells not expected to be drilled within the original five-year development horizon partially offset by positive performance revisions of 286.0 Bcfe; and

•	175.3 Bcfe reduction from the sale of properties.

For an additional description of changes in PUDs for 2020, see Note 19 to our consolidated financial statements. We believe our PUDs reclassified to unproved can be included in our future proved reserves as these locations are added back into our five-year development plan.

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

	2020	2019	2018	2017	2016
Future net cash flows	$9,795	$22,179	$34,836	$21,469	$10,301
Present value:
Before income tax	2,981	7,561	13,173	8,147	3,727
After income tax (Standardized Measure)	2,846	6,629	11,116	7,165	3,452
Benchmark prices (NYMEX):
Gas price (per mcf)	1.98	2.58	3.10	2.98	2.48
Oil price (per bbl)	39.77	55.73	65.55	51.19	42.68
Wellhead prices:
Gas price (per mcf)	1.68	2.38	2.98	2.60	2.07
Oil price (per bbl)	30.13	49.24	59.96	45.73	37.41
NGLs price (per bbl)	16.14	17.32	25.22	17.84	13.44

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

Property Overview

Currently, our natural gas and oil operations are concentrated in the Appalachian region of the United States, in the Marcellus Shale in Pennsylvania. Our properties consist of interests in developed and undeveloped natural gas and oil leases. These interests entitle us to drill for and produce natural gas, NGLs, crude oil and condensate from specific areas. Our interests are mostly in the form of working interests and, to a lesser extent, royalty and overriding royalty interests. We have a single company-wide management team that administers all properties as a whole. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis. The table below summarizes our operating data for the year ended December 31, 2020.

Region	Average Daily Production (mcfe per day)	Production (Mmcfe)	Percentage of Production	Proved Reserves (Mmcfe)	Percentage of Proved Reserves
Appalachian	2,126,875	778,436	95%	17,202,765	100%
North Louisiana (1)	103,802	37,991	5%	—	%
Other	76	28	—%	349	—%
Total	2,230,753	816,455	100%	17,203,114	100%

(1) Our North Louisiana assets were sold in third quarter 2020.

The following table summarizes our costs incurred for the year ended December 31, 2020 (in thousands):

Region	Acreage Purchases	Development Costs	Exploration Costs	Gathering Facilities	Asset Retirement Obligations	Total
Appalachian	$26,185	$368,040	$40,250	$2,760	$2,525	$439,760
North Louisiana (1)	(19)	1,053	114	934	85	2,167
Total costs incurred	$26,166	$369,093	$40,364	$3,694	$2,610	$441,927

(1) Our North Louisiana assets were sold in third quarter 2020.

Our proved reserves at December 31, 2020 are almost exclusively located in the Marcellus Shale in the Appalachian region. This play has a large portfolio of drilling opportunities and therefore has a significant unbooked resource potential within the Marcellus, Utica and Upper Devonian formations. The following table sets forth annual production volumes, average sales prices and production cost data for our wells in the Marcellus Shale play which is the only field in which our reserves are greater than 15% of our total proved reserves.

	Marcellus Shale
	2020	2019	2018
Production:
Natural gas (Mmcf)	544,079	516,031	458,406
NGLs (Mbbls)	36,185	36,013	34,181
Crude oil and condensate (Mbbls)	2,599	3,199	3,452
Total Mmcfe (a)	776,786	751,299	684,205
Sales Prices: (b)
Natural gas (per mcf)	$0.49	$1.13	$1.77
NGLs (per bbl)	4.91	7.12	13.08
Crude oil and condensate (per bbl)	29.24	49.73	59.76
Total (per mcfe) (a)	0.67	1.33	2.14
Production Costs:
Lease operating (per mcfe)	$0.10	$0.11	$0.11
Production and ad valorem tax (per mcfe) (c)	0.02	0.03	0.05
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

Appalachian Region

As of the end of December 2020, essentially all of our properties are located in the Appalachian Basin in the northeastern United States. Currently, our reserves are primarily in the Marcellus Shale formation but also include the Utica and Upper Devonian formations which principally produce at depths ranging from 6,000 feet to 11,500 feet. We own 1,310 net producing wells, almost all of which we operate. Our average working interest in this region is 94%. As of December 31, 2020 we have approximately 886,000 gross (781,000 net) acres under lease.

We began operations in the Marcellus Shale in Pennsylvania during 2004. The Marcellus Shale is an unconventional reservoir, which produces natural gas, NGLs and condensate. This has been our largest investment area over the last ten years and we continue to pursue initiatives to improve drilling and completion efficiencies and reduce costs. Our 2020 production from the Marcellus Shale increased 3% from 2019. During 2020, we had approximately two drilling rigs in the field and expect to run an average of two rigs throughout 2021.

Reserves at December 31, 2020 were 17.2 Tcfe, a decrease of 122.3 Bcfe, or less than 1%, from 2019. Drilling additions of 1.3 Tcfe and favorable reserve revisions for performance of 420.9 Bcfe were partially offset by production, negative pricing revisions and downward revisions for proved undeveloped reserves no longer in our current five-year development plan of 961.1 Bcfe. Annual production increased 3% from 2019. During 2020, we spent $368.0 million in this region to drill 52 (51.4 net) development wells, all of which were productive. At December 31, 2020, we had an inventory in the Appalachian region of over 3,500 proven drilling locations. During the year, we drilled 66 proven locations in the Appalachian region, added 60 new proven drilling locations and deleted or sold 76 proven drilling locations with deleted reserves reclassified to unproved because of longer laterals and lower future capital spending in response to lower commodity prices. During the year, we achieved a 100% drilling success rate.

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

North Louisiana

We began operations in North Louisiana in September 2016 as a result of an acquisition of a business. As of third quarter 2020, we sold these operations.

Divestitures

Over the last three years, we have divested over $1.4 billion of assets in order to increase capital resources available for other activities, reduce our unit cost structure, create organizational and operating efficiencies and increase financial flexibility. In 2020, we sold the following assets:

North Louisiana. In third quarter 2020, we sold our North Louisiana assets for cash proceeds of $245.0 million, before normal closing adjustments.

Pennsylvania. In first quarter 2020, we completed the sale of our Northwest Pennsylvania properties for $1.0 million. We retained the deep rights in this area.

Miscellaneous. During the year ended December 31, 2020, we sold miscellaneous unproved property, inventory and other assets for proceeds of $127,000.

Producing Wells

The following table sets forth information relating to productive wells at December 31, 2020. If we own both a royalty and a working interest in a well, such interest is included in the table below. Wells are classified as natural gas or crude oil according to their predominant production stream. We do not have a significant number of dual completions.

			Average
	Total Wells		Working
	Gross	Net	Interest
Natural gas	1,393	1,309	94%
Crude oil	3	1	34%
Total	1,396	1,310	94%

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

Drilling Activity

The following table summarizes drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells. This information should not be indicative of future performance nor should it be assumed that there was any correlation between the number of productive wells and the natural gas and oil reserves generated thereby. As of December 31, 2020, we had 40.0 gross (38.4 net) wells in the process of drilling or active completions stage. In addition, there were 33.0 gross (33.0 net) wells waiting on completion or waiting on pipelines at year-end 2020.

	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	52.0	51.4	94.0	92.6	104.0	101.7
Dry	—	—	—	—	—	—
Exploratory wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells
Productive	52.0	51.4	94.0	92.6	104.0	101.7
Dry	—	—	—	—	—	—
Total	52.0	51.4	94.0	92.6	104.0	101.7
Success ratio	100%	100%	100%	100%	100%	100%

Gross and Net Acreage

We own interests in developed and undeveloped natural gas and oil acreage. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. Developed acreage includes leased acreage that is allocated or assignable to producing wells or wells capable of production even though shallower or deeper horizons may not have been fully explored. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether or not the acreage contains proved reserves. The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2020. Acreage related to option acreage, royalty, overriding royalty and other similar interests is excluded from this summary:

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Michigan	111	111	—	—	111	111
New York	—	—	2,265	567	2,265	567
Oklahoma	21,867	9,329	—	—	21,867	9,329
Pennsylvania	798,538	701,007	79,694	74,418	878,232	775,425
Texas	6,242	4,322	—	—	6,242	4,322
West Virginia	5,876	5,197	—	—	5,876	5,197
Wyoming	—	—	3,121	1,316	3,121	1,316
	832,634	719,966	85,080	76,301	917,714	796,267
Average working interest		86%		90%		87%

Undeveloped Acreage Expirations

The table below summarizes by year our undeveloped acreage scheduled to expire in the next five years.

As of December 31,	Acres		% of Total
	Gross	Net	Undeveloped
2021	22,132	19,333	25%
2022	15,113	14,476	19%
2023	19,818	19,013	25%
2024	14,291	12,871	17%
2025	9,612	8,219	11%

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

Human Capital Management

We believe our employees provide the foundation of our success. Successful execution of our strategy is dependent on attracting, developing and retaining our skilled employees and members of our management team. The abilities, experience and industry knowledge of our employees significantly benefit our operations and performance and in order to maximize the contributions of our employees, we continuously evaluate, modify and enhance our policies and practices, including compensation to increase employee engagement, productivity and efficiency. As of January 1, 2021, we had 533 full time employees, none of whom are currently covered by a labor union or other collective bargaining arrangement.

There are several ways in which we attract, develop and retain highly qualified talent including:

•	The safety and health of our employees is a top priority. We strive for zero workplace injuries.
•

Employee education and training is used to reinforce our core values. We conducted field safety orientations for approximately 7,000 people in 2020 (consisting of both Range employees and contractors). We have an education reimbursement program to encourage continued academic achievement and we provide in-house training and pay for outside training in a number of areas.

•

We emphasize employee development and provide a wide range of opportunities, skills and resources to aid in the success of our employees, including through programs such as our Leadership Excellence and Development (LEAD) program where high-performing employees are offered special management preparedness training and development.

•	We strive to enhance diversity and inclusion at every level of our organization. In 2020, we launched a voluntary employee resource group for women to foster inclusion and belonging.

Our compensation program includes eligibility for all full-time employees to receive equity awards which we believe is somewhat unique among our peers and encourages every employee to think like an owner of the business and be vested in its success.  We have a robust talent and succession planning process and support the development of our talent pipeline for critical roles.

Executive Officers of the Registrant

The executive officers of Range Resources and their ages as of February 1, 2021, are as follows:

	Age	Position
Jeffrey L. Ventura	63	Chief Executive Officer and President
Mark S. Scucchi	43	Senior Vice President – Chief Financial Officer
Dennis L. Degner	48	Senior Vice President – Chief Operating Officer
Dori A. Ginn	63	Senior Vice President – Controller and Principal Accounting Officer
David P. Poole	58	Senior Vice President – General Counsel and Corporate Secretary

Jeffrey L. Ventura, chief executive officer and president, joined Range in 2003 as chief operating officer and became a director in 2005. Mr. Ventura was named President, effective May 2008 and Chief Executive Officer effective January 2012. Previously, Mr. Ventura served as president and chief operating officer of Matador Petroleum Corporation which he joined in 1997. Prior to his service at Matador, Mr. Ventura spent eight years at Maxus Energy Corporation where he managed various engineering, exploration and development operations and was responsible for the coordination of engineering technology. Previously, Mr. Ventura was with Tenneco Oil Exploration and Production, where he held various engineering and operating positions. Mr. Ventura holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from the Pennsylvania State University. Mr. Ventura is a member of the Society of Petroleum Engineers, the American Association of Petroleum Geologists and the Texas Society of Professional Engineers.

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

Dennis L. Degner, senior vice president of operations, joined Range in 2010. Mr. Degner was named senior vice president of operations in 2018 and Chief Operating Officer in May 2019. Previously, Mr. Degner served as vice president of Appalachia. Mr. Degner has more than 20 years of oil and gas experience, having worked in a variety of technical and managerial positions across the United States including Texas, Louisiana, Wyoming, Colorado and Pennsylvania. Prior to joining Range, Mr. Degner held positions with EnCana, Sierra Engineering and Halliburton. Mr. Degner is a member of the Society of Petroleum Engineers. Mr. Degner holds a Bachelor of Science Degree in Agricultural Engineering from Texas A&M University.

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

Marketing and Customers

We market the majority of our natural gas, NGLs, crude oil and condensate production from the properties we operate for our interest, and that of the other working interest owners. We pay our royalty owners from the sales attributable to our working interest. Natural gas, NGLs and oil purchasers are selected on the basis of price, credit quality and service reliability. For a summary of purchasers of our natural gas, NGLs and oil production that accounted for 10% or more of consolidated revenue, see Note 2 to our consolidated financial statements. Because alternative purchasers of natural gas and oil are usually readily available, we believe that the loss of any of these purchasers would not have a material adverse effect on our operations. Production from our properties is marketed using methods that are consistent with industry practice. Sales prices for natural gas, NGLs and oil production are negotiated based on factors normally considered in the industry, such as index or spot price, distance from the well to the pipeline, commodity quality and prevailing supply and demand conditions. Our natural gas production is sold to utilities, marketing and midstream companies and industrial users. Our NGLs production is typically sold to petrochemical end users, marketers/traders (both domestically and internationally) and natural gas processors. Our oil and condensate production is sold to crude oil processors, transporters and refining and marketing companies.

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

Governmental Regulation

Enterprises that sell securities in public markets are subject to regulatory oversight by federal agencies such as the SEC. The NYSE, a private stock exchange, also requires us to comply with listing requirements for our common stock. This regulatory oversight imposes on us the responsibility for establishing and maintaining disclosure controls and procedures and internal controls over financial reporting, and ensuring that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Failure to comply with the NYSE listing rules and regulations of the SEC could subject us to litigation from public or private plaintiffs. Failure to comply with the rules of the NYSE could also result in the de-listing of our common stock, which could have an adverse effect on the market price of our common stock. Compliance with some of these rules and regulations is costly and regulations are subject to change or reinterpretation.

Exploration and development and the production and sale of oil and gas are subject to extensive federal, state and local regulations, mandates and trade agreements. Governmental policies affecting the energy industry, such as taxes, tariffs, duties, price controls, subsidies, incentives, foreign exchange rates and import and export restrictions, can influence the viability and volume of production of certain commodities, the volume and types of imports and exports, whether unprocessed or processed commodity products are traded, and industry profitability. For example, the decision of the United States government to impose tariffs on certain Chinese imports and the resulting retaliation by the Chinese government imposing a twenty-five percent tariff on United States’ liquefied natural gas exports have disrupted certain aspects of the energy market. Despite a trade agreement with China announced in January 2020, China’s twenty-five percent tariff on imports of United States liquefied natural gas is expected to remain in place for now, but eventually could be eased if ongoing discussions progress to a second phase agreement. Disruption and uncertainty of this sort can affect the price of oil and natural gas and may cause us to change our plans for exploration and production levels. An overview of relevant federal, state and local regulations is set forth below. We believe we are in substantial compliance with currently applicable laws and regulations, and the continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur, or past non-compliance with environmental laws or regulations may be discovered. See Item 1A. Risk Factors – The natural gas industry is subject to extensive regulation. We do not believe we are affected differently by these regulations than others in the industry.

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

In August 2005, the United States Congress (“Congress”) enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for “any entity,” including otherwise non-jurisdictional producers such as Range, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (the “FERC”), in contravention of rules prescribed by the FERC. In January 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit any such statement necessary to make the statements not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA. On January 8, 2021, FERC issued a final rule increasing the maximum civil penalty for violations of the NGA from $1,291,894 per day per violation to $1,307,164 per day per violation to account for inflation pursuant to the Federal Civil Penalties Inflation Adjustment Improvement Act of 2015. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities or otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to the FERC’s jurisdiction which includes the reporting requirements under Order 704 (as defined and described below). Therefore, EPAct 2005 was a significant expansion of the FERC’s enforcement authority. Range has not been affected differently than any other producer of natural gas by this act. Failure to comply with applicable laws and regulations with respect to EPAct 2005 could result in substantial penalties and the regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations with respect to EPAct 2005, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the FERC, other federal regulatory entities and the courts. We cannot predict when or whether any such proposals may become effective.

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

We depend on gathering facilities owned and operated by third parties to gather from our properties, and therefore we are affected by the rates charged by these third parties for gathering services. To the extent that changes in federal or state regulations affect the rates charged for gathering services at any of these third-party facilities, we may also be affected by these changes. We do not anticipate that we would be affected differently than similarly situated gas producers.

Regulation of transportation and sale of oil and natural gas liquids (“NGLs”). Intrastate liquids pipeline transportation rates, terms and conditions are subject to regulation by numerous federal, state and local authorities and, in a number of instances, the ability to transport and sell such products on interstate pipelines is dependent on pipelines that are also subject to FERC jurisdiction under the Interstate Commerce Act (the “ICA”). We do not believe these regulations affect us differently than other producers.

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

The FERC currently regulates rates of interstate liquids pipelines, primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. For the five-year period beginning in July 2016, the FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23 percent. This adjustment is subject to review every five years. For the five-year period beginning in July 2021, the FERC has established an annual index adjustment equal to the producer price index for finished goods plus 0.78 percent. Under the FERC’s regulations, a liquids pipeline can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. Increases in liquids transportation rates may result in lower revenue and cash flow.

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

Oil and gas activities have increasingly faced opposition from environmental organizations and, in certain areas, have been restricted or banned by governmental authorities in response to concerns regarding the prevention of pollution or the protection of the environment. Moreover, some environmental laws and regulations may impose strict liability regardless of fault or knowledge, which could subject us to liability for conduct that was lawful at the time it occurred or conduct or conditions caused by prior operators or third parties at sites we currently own or where we have sent wastes for disposal. To the extent future laws or regulations are implemented or other governmental action is taken that prohibits, restricts or materially increases the costs of drilling, or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, our business and financial results could be adversely affected. The following is a summary of some of the environmental laws to which our operations are subject.

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

The Underground Injection Control Program authorized by the Safe Drinking Water Act prohibits any underground injection unless authorized by a permit. In connection with our operations, Range may dispose of produced water in underground wells, which are designed and permitted to place the water into deep geologic formations, isolated from fresh water sources. However, because some states have become concerned that the disposal of produced water could, under certain circumstances, contribute to seismicity, they have adopted or are considering adopting additional regulations governing such disposal. For example, in February 2018, the Oklahoma Corporation Commission, the state’s oil and gas industry regulator, promulgated more stringent injection well regulations aimed at reducing seismicity in the SCOOP and STACK shale play. Similarly, in February 2019, Ohio lawmakers proposed new legislation that would specifically ban oil and gas injection wells altogether by prohibiting the injection of brine or other waste substances resulting from, obtained from or produced in connection with oil or gas drilling, exploration or production into an underground formation. Should similar onerous regulations or bans relating to underground wells be placed in effect in areas where Range has significant operations, there could be an impact on Range’s ability to operate. We currently do not utilize underground injection in our Pennsylvania operations.

Hydraulic fracturing. Hydraulic fracturing, which has been used by the industry for over 60 years, is an important and common practice to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely apply hydraulic fracturing techniques as part of our operations. This process is typically regulated by state environmental agencies and oil and natural gas commissions; however, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final regulations under the Clean Air Act (as defined below) governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; proposed effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Additionally, while the Federal Bureau of Land Management (“BLM”) released a final rule setting forth disclosure requirements and other regulatory mandates for hydraulic fracturing on federal lands in March 2015, on December 29, 2017, the U.S. Department of Interior rescinded the 2015 rule that would have set new environmental limitations on hydraulic fracturing, or fracking, on public lands because it believed the 2015 rule imposed administrative burdens and compliance costs that were not justified. Moreover, from time to time, Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition to any actions by Congress, certain states in which we operate, including Pennsylvania, have adopted, and other states are considering adopting, regulations imposing or that could impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations. States could also elect to prohibit hydraulic fracturing altogether, such as in the states of Washington, New York, Vermont and Maryland. Local governments also may seek to adopt ordinances within their jurisdiction regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we currently or in the future plan to operate, we may incur additional, more significant, costs to comply with such requirements. As a result, we could also become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

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

Air emissions. The Clean Air Act of 1963, as amended (the “Clean Air Act”) and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or use specific equipment or technologies to control emissions. We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals for emissions of pollutants. For example, pursuant to then President Obama’s Strategy to Reduce Methane Emissions in August 2015, the EPA proposed new regulations that would set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. The EPA finalized these new regulations on June 3, 2016 to be effective August 2, 2016; however, on June 12, 2017, the EPA announced a proposed two-year stay on these fugitive emissions standards “while the agency reconsiders them.” On September 24, 2019, the EPA determined in a proposed rule that some of the requirements under the 2016 regulations and other prior rules are inappropriate because they affect sources that are not appropriately identified as part of the regulated source category and are unnecessary because they impose redundant requirements. As a result, the EPA proposed to rescind the inappropriate and redundant requirements while maintaining health and environmental protections from appropriately identified emission sources within the regulated source category. When and if these standards may become implemented and exactly what they will require is still not known. In another example, in October 2015, the EPA enacted a final rule that revised the National Ambient Air Quality Standard for ozone to 70 parts per billion for both the 8-hour primary and secondary standards. Also, in June 2018, the Pennsylvania Department of Environmental Protection (“PDEP”) adopted heightened permitting conditions for all newly permitted or modified natural gas compressor stations, processing plants and transmission stations constructed, modified, or operated in Pennsylvania in an effort to regulate emissions of the greenhouse gas at such sites. In furtherance of the PDEP’s mission to regulate methane emissions, in December 2019, the PDEP proposed a rule to regulate emissions of volatile organic compounds (including methane) at existing well sites and compressor stations, which, among other obligations, would require natural gas operators to perform quarterly leak detection and remediation. The proposed rule was reviewed by the Pennsylvania office of the Attorney General followed by a sixty day public comment period. Thereafter, the Pennsylvania Environmental Quality Board (the “PEQB”) adopted the proposed rulemaking and an additional public comment period on July 27, 2020. The Pennsylvania Bureau of Air Quality is currently preparing a comment and response document reflecting comments received during this additional period.

Since this proposed rulemaking is not final, the impact on us is uncertain at this time. Compliance with these or any similar subsequently enacted regulatory initiatives could directly impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.

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

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future federal or state laws and regulations, or international compacts could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. On an international level, the United States was one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France the (“Paris Agreement”) that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets, which agreement formally entered into force on November 4, 2016. While the United States formally accepted that agreement in September 2016, on June 1, 2017, President Trump determined to withdraw the United States from the Paris Agreement. Under the terms of the Paris Agreement, the earliest possible effective date for withdrawal by the United States was November 4, 2020. However, on January 20, 2021, President Biden signed an executive order directing the United States to rejoin the Paris Agreement, a process that should take thirty days to become official. The terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. As a result of this uncertainty, it is not possible to determine how the Paris Agreement or any separately negotiated agreement could impact us.

Upon taking office in January 2021, President Biden has announced that he will demand that Congress enact legislation in the first year of his presidency that (i) establishes milestone environmental targets no later than the end of his first term in 2025, (ii) makes a significant investment in clean energy and climate research and innovation and (iii) incentivizes the rapid development of clean energy innovations across the economy, especially in communities most impacted by climate change. For example, on January 28, 2021, President Biden issued Executive orders for the purpose of combatting climate change including pausing new oil and gas leases on federal land and cutting fossil fuel subsidies. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

We believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2020, nor do we anticipate that such expenditures will be material in 2021. However, we regularly incur expenditures to comply with environmental laws and we anticipate those costs will continue to be incurred in the future.

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

NYMEX. New York Mercantile Exchange.

Present Value (PV). The present value of future net cash flows, using a 10% discount rate, from estimated proved reserves, using constant prices and costs in effect on the date of the report (unless such prices or costs are subject to change pursuant to contractual provisions). The after-tax present value is the Standardized Measure.

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

 ITEM 1A. RISK FACTORS

While we utilize robust processes and resources to identify and manage risks, we are subject to various risks and uncertainties in the course of our business, some of which are comparable to the risks any business is exposed to and some that are unique to our company’s operations. The following summarizes the known material risks and uncertainties that may adversely affect our business, financial condition or results of operations. When considering making or maintaining an investment in our securities, you should carefully consider the risk factors included below as well as those matters referenced in the section entitled “Disclosures Regarding Forward-Looking Statements” and other information included and incorporated by reference into this Annual Report on Form 10-K. These risks are not the only risks we face. Our business could also be impacted by additional risks and uncertainties not currently known to us or that we believe not to be material based on the information we have at this time. If any of the events described below as risks actually occur, it could materially harm our business, financial condition or results of operations or impair our ability to implement our business plans or complete development activities as expected. In that case, the market price of our common stock could decline or, if severe enough, the entire value of an investment in our securities could become worthless.

Economic Risks Related to Our Business

Volatility of natural gas, NGLs and oil prices significantly affects our cash flow and capital resources and could hamper our ability to operate economically. Natural gas, NGLs and oil prices are volatile, and a decline in prices adversely affects our profitability and financial condition. As a commodity business, the oil and gas industry is typically cyclical and we expect the volatility to continue. Natural gas prices are likely to affect us more than oil prices because approximately 65% of our proved reserves were natural gas as of December 31, 2020 and at times, natural gas prices have been low compared to our costs to produce. Natural gas, NGLs and oil prices fluctuate in response to changes in supply and demand, market uncertainty and other factors that are beyond our control. These factors include:

•	events that impact domestic and foreign supply of, and demand for, natural gas, NGLs and oil, including impacts from global health pandemics and related concerns;
•	weather conditions;
•	technological advances affecting energy consumption, storage and energy supply;
•	the production levels of non-OPEC countries, including production levels in the U.S. shale plays;
•	U.S. domestic and worldwide economic conditions;
•	the price and availability of, and demand for, alternative fuels;
•	the effect of worldwide energy conservation efforts;
•	the ability of the members of OPEC and other exporting nations that work together to agree and maintain oil price and production controls;
•	military, economic and political conditions in natural gas and oil producing regions;
•	the cost of exploring for, developing, producing, transporting and marketing natural gas, NGLs and oil; and
•

domestic (federal, state and local) and foreign governmental regulations and taxation, including further legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels.

The long-term effects of these and other factors on the prices of natural gas, NGLs and oil prices are uncertain. Recent natural gas and NGLs commodity prices have adversely affected our business by:

•	reducing our revenues, operating income and cash flows;
•	reducing the amount of natural gas, NGLs and oil that we can economically produce;
•	increasing the cost of obtaining capital, such as equity and debt; and
•	reducing the standardized measure of discounted future net cash flows relating to natural gas, NGLs and oil.

If demand for natural gas, NGLs and oil is reduced, the prices we receive for and our ability to market and produce our natural gas, NGLs and oil may be negatively affected. Volatility in natural gas, NGLs and oil markets and the price we receive for our production is largely determined by various factors beyond our control. Production from natural gas and oil wells in some geographic areas of the United States has been or could be curtailed for considerable periods of time due to lack of local market demand and transportation and storage capacity. In the recent past, we have temporarily shut-in wells due to low commodity prices and it is possible that some of our wells may be shut-in in the future or sales terms may be less favorable than might otherwise be obtained should demand for our products decrease and/or prices decrease. Competition for markets has been vigorous and there remains uncertainty about prices purchasers will pay or the availability of sufficient storage, all of which could have a material adverse effect on our cash flows, results of operations and financial position.

Our indebtedness could limit our ability to successfully operate our business. Compared to our earnings, we have a relatively high indebtedness compared to some of our peers.  Our exploration and development program will require substantial capital resources depending on the level of drilling and the expected cost of services. Existing operations require ongoing capital expenditures and the amount of our debt could limit our financial flexibility and ability to fund our operations.

The degree to which we are indebted could have other important consequences, including the following:

•	we may be required to dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for our operations;
•	a portion of our borrowings is at variable rates of interest, making us vulnerable to increases in interest rates;
•	our degree of leverage may make us more vulnerable to a further downturn in commodity prices or the general economy;
•

we are subject to numerous financial and other restrictive covenants contained in our existing debt agreements that restrict our ability to engage in certain activities and that could limit our growth, and the breach of such covenants could materially and adversely impact our ability to continue as a going concern;

•	our debt level could limit our flexibility to maintain or grow the business and plan for, or react to, changes in our business and the industry in which we operate; and
•	we may have difficulties borrowing money in the future.

The risks described above may further increase in the event we incur additional debt. In addition to those risks above, we may not be able to obtain funding on acceptable terms.

Historically, we have funded our capital expenditures through a combination of cash flow from operations, our bank credit facility and debt and equity issuances. We have also engaged in asset monetization transactions; however, we may be forced to sell assets in the event capital were not available through debt or equity markets or through additional bank debt. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of natural gas, NGLs and oil and our success in developing and producing our reserves. If our access to capital were limited as a result of various factors, which could include a decrease in revenues due to lower natural gas, NGLs and oil prices or decreased production or deterioration of the credit and capital markets, we would have a reduced ability to fund our operations and replace our reserves resulting in further stress on our financial flexibility.

The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lenders, taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. Declines in natural gas, NGLs and oil prices adversely impact the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base and could result in a determination to lower our borrowing base reducing our financial flexibility.

Any failure to meet our debt obligations could harm our business, financial condition and results of operations. Our earnings and cash flow will fluctuate from year to year due to the variable nature of commodity prices. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or restructure our debt. Our ability to restructure our debt will depend on the condition of the capital markets and our financial condition at such time and it might not be possible to restructure our debt other than in a Chapter 11 bankruptcy. Any restructuring of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations and our financial flexibility. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, our cash flow and capital resources may be insufficient for payment of interest on, and principal of, our debt in the future and any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and it would result in the acceleration of the obligation to repay the indebtedness in full at a time when it would be unlikely we would have the ability to do so.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term cash flow relative to debt balances. Liquidity, asset quality, cost structure, product mix (natural gas, NGLs and oil) and projected commodity pricing levels are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt and could require us to post letters of credit or other forms of collateral for certain obligations. Both Moody’s and Standard and Poor’s downgraded our ratings during 2020 in conjunction with an industry-wide re-rating process as a result of the prolonged downturn in commodity prices and its effects on our financial results. In early January 2021, Moody’s upgraded our rating. We cannot provide assurance that our current ratings will remain in effect for any given period of time or that a rating will not be further downgraded.

As a result of cross-default provisions in our borrowing arrangements, we may be unable to satisfy all of our outstanding obligations in the event of a default on our part. The terms of our senior indebtedness, including our revolving credit facility, contain cross-default provisions which provide that we will be in default under such agreements in the event of certain defaults under our indentures or other loan agreements. Accordingly, should an event of default above certain thresholds occur under any of those agreements, we face the prospect of being in default under all of our debt agreements, obligated in such instance to satisfy all of our outstanding indebtedness but in all probability unable to satisfy all of our outstanding obligations simultaneously. In such an event, we might not be able to obtain alternative financing or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us, which would negatively affect our ability to continue our business plan, make capital expenditures and finance our operations.

We are subject to financing and interest rate exposure risks. Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in our credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, at December 31, 2020, approximately 77% of our debt is at fixed interest rates with the remaining 23% subject to variable interest rates. In January 2021, we issued $600.0 million of aggregate principal amount of 8.25% senior notes due 2029 with the proceeds used to reduce our bank credit facility.

Loans to us under our credit facility may be base rate loans or LIBOR loans.  The U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR plans and alternative reference rates for other currencies have also been announced. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR and there is not an established process to create robust, forward-looking SOFR term rates.  At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to or the discontinuation of LIBOR. Our credit facility provides for a mechanism to address the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR.  However, we have not yet pursued any changes to address this matter. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Disruptions or volatility in the global finance markets may lead to a contraction in credit availability impacting our ability to finance our operations. Currently, we require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to conduct our planned operations. We are also exposed to some credit risk related to our bank credit facility to the extent that one or more of our lenders may be unable to provide necessary funding to us under our existing revolving line of credit if one or more of such lenders experiences liquidity problems.

Derivative transactions may limit our potential gains and involve other risks. To manage our exposure to commodity price volatility, we currently, and likely will in the future, enter into derivative arrangements, utilizing commodity derivatives (“hedges”) with respect to a portion of our future production. Hedges are generally designed to lock in prices for commodities to limit volatility and increase the predictability of cash flow. These hedging transactions can limit our potential gains if natural gas, NGLs and oil prices rise above the price established by the hedge. In addition, derivative transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;
•	the counterparties to our futures contracts fail to perform on their contract obligations; or
•	an event materially impacts natural gas, NGLs or oil prices or the relationship between the hedged price index and the natural gas or oil sales prices we receive.

We cannot be certain that any derivative transaction we may enter into will adequately protect us from declines in the prices of natural gas, NGLs or oil. Furthermore, where we choose not to engage in derivative transactions in the future, we may be more adversely affected by decreases in natural gas, NGLs or oil prices than our competitors who utilize in derivative transactions. Lower natural gas, NGLs and oil prices over a longer term will also negatively impact our ability to enter into derivative contracts at prices that exceed our costs of production.

We are exposed to a risk of financial loss if a counterparty fails to perform under a derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict such changes, our ability to mitigate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of our hedge counterparties, or some other similar proceeding or liquidity constraint, would make it unlikely we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities. During periods of falling commodity prices, our derivative receivable positions increase, which increases our exposure to the counterparties. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

We may be unable to dispose of nonstrategic assets on attractive terms and may be required to retain liabilities for certain matters. We regularly review our property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. We also occasionally sell interests in certain core assets for the purpose of accelerating development and increasing efficiencies in other core assets. Various factors could materially affect our ability to dispose of nonstrategic assets or complete announced dispositions, including the availability of purchasers willing to purchase the nonstrategic assets at prices acceptable to us and the fact that as a result of previous such asset sales, we have few remaining nonstrategic assets which we could sell. Also, sellers in such transactions typically retain liabilities for certain matters. For example, related to the sale of our North Louisiana assets, we retained certain midstream gathering, transportation and processing obligations through 2030. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, third parties are often unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a sale, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.

We could experience periods of higher costs if commodity prices rise. These increases could reduce our profitability, cash flow and ability to conduct development activities as planned. Historically, our capital and operating costs have risen during periods of increasing oil, NGLs and gas prices. These cost increases result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other raw materials that we and our vendors rely upon; increased demand for labor, services and materials as drilling and completions activity increases; and increased taxes. Increased levels of drilling activity in the natural gas and oil industry could lead to increased costs of some drilling equipment, materials and supplies. Such costs may rise faster than increases in our revenue, thereby negatively impacting our profitability, cash flow and ability to conduct development activities as planned and on budget.

Risks Related to Our Operations

Drilling is an uncertain and costly activity. The cost of drilling, completing, and operating a well is often uncertain, and many factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce enough natural gas, NGLs and oil to be commercially viable after drilling, operating and other costs. There is no way to conclusively know in advance of drilling and testing whether any particular prospect will yield natural gas, NGLs or oil in commercially viable quantities. Furthermore, our drilling and producing operations may be curtailed, delayed, or canceled as a result of a variety of factors, including, but not limited to:

•	increases in the costs, shortages or delivery delays of drilling rigs, equipment, water for hydraulic fracturing services, labor, or other services;
•	unexpected operational events and drilling conditions;
•	reductions in natural gas, NGLs or oil prices;
•	limitations in the market for natural gas, NGLs or oil;
•	adverse weather conditions and changes in weather patterns;
•	facility or equipment malfunctions or operator error;
•	equipment failures or accidents;
•	loss of title and other title-related issues;
•	pipe or cement failures and casing collapses;
•	compliance with, or changes in, permitting, environmental, tax and other governmental requirements;
•	environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, and unauthorized discharges of toxic gases;
•	lost or damaged oilfield drilling and service tools;
•	unusual or unexpected geological formations;
•	loss of drilling fluid circulation;
•	pressure or irregularities in geological formations;
•	fires;
•	natural disasters;
•	surface craterings and explosions;
•	uncontrollable flows of oil, natural gas or well fluids;
•	availability and timely issuance of required governmental permits and licenses; and
•	civil unrest or protest activities.

If any of these factors were to occur, we could lose all or a part of our investment or we could fail to realize the expected benefits, either of which could materially and adversely affect our revenue and profitability. Our operations involve utilizing drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

•	landing the wellbore in the desired drilling zone;
•	drilling the wellbore to the full planned length;
•	staying in the desired drilling zone while drilling horizontally through the formation;
•	running casing the entire length of the wellbore; and
•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing horizontal wells include, but are not limited to, the following:

•	the ability to fracture stimulate the planned number of stages;
•	the ability to run tools the entire length of the wellbore during completion operations; and
•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

Our identified drilling locations are scheduled out over multiple years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. Our management team has specifically identified and scheduled certain drilling locations for future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our development strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, transportation constraints, regulatory and zoning approvals and other factors. Because of these uncertain factors, we do not know if all of the numerous drilling locations we have identified will ever be drilled. In addition, unless production is established within the spacing units covering the undeveloped acres for which some of the drilling locations are obtained, the leases for such acreage will expire. These risks are greater at times and in areas where the pace of our exploration and development activity slows. As such, our actual drilling activities may materially differ from those presently identified. In addition, we will require significant capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any drilling activities we are able to conduct on these locations may not be successful or result in our ability to add proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our business and results of operations and financial condition.

Our business is subject to operating hazards that could result in substantial losses or liabilities that may not be fully covered under our insurance policies. While we have processes and procedures that we utilize to mitigate operational risks, natural gas, NGLs and oil operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids (especially those that reach surface water or groundwater), fires, pipe or cement failures, pipeline ruptures or spills, vandalism, pollution, releases of toxic gases, geological formations with abnormal or unexpected pressures, adverse weather conditions or natural disasters and other environmental hazards and risks. In addition, our operations are sometimes near populated commercial or residential areas.  If any of these hazards occur, we could sustain substantial losses as a result of:

•	personal injury or loss of life;
•	damage to or destruction of property, natural resources and equipment;
•	pollution or other environmental damage;
•	investigatory and cleanup responsibilities;
•	regulatory investigations and penalties or lawsuits;
•	suspension of operations by regulatory authorities; and
•	repairs and remediation to resume operations.

We maintain insurance against many, but not all, potential losses or liabilities arising from our operations in accordance with what we believe are customary industry practices and in amounts and at costs that we believe to be prudent and commercially practicable. Our insurance includes deductibles that must be met prior to recovery, as well as sub-limits and/or self-insurance. Additionally, our insurance is subject to exclusions and limitations. Our insurance does not cover every potential risk associated with our operations, including the potential loss of significant revenues. We can provide no assurance that our insurance coverage will adequately protect us against liability from all potential consequences, damages and losses.

We may elect not to purchase insurance in instances where we determine that the cost of available insurance is excessive relative to the risks we believe are presented. However, such determinations may prove to be incorrect.  Further, some forms of insurance may become unavailable in the future.  If we incur liability from a significant event and the damages are not covered by insurance or are in excess of policy limits, then we would have lower revenues and funds available to us for our operations, that could, in turn, have a material adverse effect on our business, financial condition and results of operations.

Additionally, we rely to a large extent on facilities owned and operated by third parties, in particular gas transportation and processing facilities, and damage to, or destruction of, those third-party facilities could affect our ability to process, transport and sell our production. To a limited extent, we maintain business interruption insurance related to two third-party processing plants and connecting lines in Pennsylvania where we are insured for potential catastrophic losses from the interruption of production caused by a covered loss of or damage to the processing plant; however, such insurance is limited and may not adequately protect us from all potential consequences, damages and losses.

Our producing properties are essentially concentrated in the Pennsylvania portion of the Appalachian Basin making us vulnerable to risks associated with operating in one geographic and political region. With the divestiture of our North Louisiana assets in third quarter 2020, essentially 100% of our total estimated proved reserves are now attributable to properties located in the Appalachian Basin, all of which are located in Pennsylvania. As a result of this significant concentration, we are particularly exposed to the impacts of regional supply and demand factors for a portion of our products. We are additionally vulnerable to processing and transportation constraints for our products. For example, a significant portion of our NGLs is transported across Pennsylvania in certain pipelines which have been and continue to be the subject of state and local scrutiny and investigations, construction and flow stoppages by regulators, litigation and various fines and penalties. We are also more heavily exposed to the extensive and evolving regulatory environment in Pennsylvania which may lead to delays or interruptions of construction, development and production from our wells. See also below The natural gas industry is subject to extensive regulation. Additionally, local governments in Pennsylvania are authorized to adopt and implement ordinances and impose certain restrictions regarding siting of our well sites, tanks pads and other related facilities. Approval from one or more local governmental bodies, some following a public hearing, may be required before commencing construction of our facilities which can result in delay, increased expense or in some cases, prevention of development. Moreover, new initiatives or regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of substances generated by our operations, including but not limited to, produced water, drilling fluids and other wastes associated with our operations. Currently there are a few states that have elected to ban hydraulic fracturing altogether, including Washington, New York, Maryland and Vermont; should Pennsylvania or the federal government were to ban hydraulic fracturing, it would preclude economic development of our Marcellus Shale reserves resulting in a severe financial consequence to us.

We use a significant amount of water in our hydraulic fracturing operations.  Our inability to locate sufficient amounts of water or dispose of or recycle water used in our operations may have a material adverse effect on our financial condition, results of operations and cash flows.  Water is an essential component of our drilling and hydraulic fracturing processes.  Limitation or restrictions on our ability to secure sufficient amounts of water (including limitations from natural causes such as drought) could impact our operations.  If we are unable to obtain water to use in our operations from local sources, we may need to obtain from new sources and transport the water to drilling sites, resulting in increased costs.  We must either dispose of or recycle water used in our operations.  Compliance with environmental and permit requirements governing the withdrawal, storage and use of surface water or groundwater may increase costs, and cause delays, interruptions or termination of our operations.

Our business depends on natural gas and oil transportation and NGLs processing facilities which are owned by others and depend on our ability to contract with those parties. Our ability to sell our natural gas, NGLs and oil production depends in part on the availability, proximity and capacity of pipeline systems and processing facilities owned by third parties and our ability to contract with those third parties. The lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. See also above Our producing properties are solely concentrated in the Pennsylvania portion of the Appalachian Basin making us vulnerable to risks associated with operating in one geographical and political region. Although we have some contractual control over the transportation of our products, material changes in these business relationships, including the financial condition of the contractual counterparties, could materially affect our operations. In some cases, we do not purchase firm transportation on third-party facilities and as a result, our production transportation can be interrupted by those having firm arrangements. In other cases, we have entered into firm transportation arrangements where we are obligated to pay fees on minimum volumes regardless of actual volume throughput. If production decreases due to reduced or delayed developmental activities, taking into consideration the current commodity price environment, production related difficulties or otherwise, we may be unable to utilize all of our rights under existing firm transportation contracts, resulting in obligations to pay fees without receiving revenue from sales and such fees may be significant and may have a material adverse effect on our operations. We have also entered into long-term agreements with third parties to provide natural gas gathering and processing services. In some cases, the capacity of gathering systems and transportation pipelines may be insufficient to accommodate production from existing and new wells. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport natural gas, NGLs and oil. If any of these third-party pipelines or other facilities become partially or fully unavailable to transport or process our product, or if the natural gas quality specifications for a natural gas pipeline or facility change so as to restrict our ability to transport natural gas on those pipelines or facilities, our revenues could be adversely affected.

The disruption of third-party facilities due to maintenance, mechanical failures, accidents, weather and/or other reasons could negatively impact our ability to market and deliver our products. In particular, the disruption of certain third-party natural gas processing facilities in our core operating area in southwest Pennsylvania could materially affect our ability to market and deliver natural gas production in that area especially if such disruption were to last for more than a short duration which could result in the necessity to curtail a significant amount of our production. We have no control over when or if such facilities are restored and generally have no control over what prices will be charged. A total shut-in of production would materially affect us due to a lack of cash flow, and if a substantial portion of the production volume is hedged at lower than market prices, our obligation to the counterparty under those financial hedges would have to be paid from borrowings thus further adversely affecting our financial condition.

Risks Related to The Industry in which We Operate

The natural gas industry is subject to extensive regulation. Natural gas, NGLs, condensate and other hydrocarbons, as well as our operations to produce these products, are subject to extensive laws, regulations, and ordinances at the federal, state and local level.  Further, new legislation, proposed rulemaking and ordinance amendments affecting the industry are under constant review for more expansive requirements and rules on our products and operations.  Compliance with new and expanding laws from numerous governmental departments and agencies often increases our cost of doing business, delays our operations and decreases our profitability. Certain potential legislation, such as a ban on hydraulic fracturing, could even preclude our ability to economically develop our reserves.

Matters subject to laws and regulations affecting our business include, but are not limited to:  the amount and types of substances and material that may be released into the environment, including GHGs; responding to unexpected releases of regulated substances or materials to the environment; the sourcing and disposal of water used in the drilling and completions process; permits, performance rules and reporting obligations concerning drilling, completion and production operations; threatened or endangered species and waterway protection efforts; and climate related initiatives.

Environmental regulations and pollution liability could expose us to significant costs and penalties.  We may incur significant costs and liabilities in complying with existing or future environmental laws, regulations and enforcement policies or initiatives.  Some of these environmental laws and regulations may impose strict, joint and several liability regardless of fault or knowledge, which could subject us to liability for conduct that was lawful at the time it occurred, or conditions caused by prior owners or operators or which relate to third party sites where we have taken materials for recycling or disposal.  Pennsylvania law also imposes criminal liability for certain releases of substances, regardless of fault or intent.  Failure to comply with these laws and regulations may result in the occurrence of delays, cancellations or restrictions in permitting or performance of our projects or other operations and subject us to administrative, civil and/or criminal penalties, corrective actions and orders enjoining some or all of our operations.  Our operations may be impacted by new and amended laws and regulations and reinterpretations of existing laws and regulations or increased government enforcement relating to environmental laws.  For example, properly handled drilling fluids and produced water are currently exempt from regulation as hazardous waste under RCRA, and instead are regulated under RCRA’s non-hazardous waste provisions.  It is possible that the EPA may in the future propose rulemaking that designates such wastes as hazardous rather than non-hazardous, and a similar designation may be made at the state level.  Should this occur at the federal and/or state level it could result in significant costs to attain and maintain compliance.

We may also be exposed to liability and costs for handling of hydrocarbons, air emissions and wastewater or other fluid discharges related to our operations and waste disposal practices.  Spills or other unauthorized releases of hazardous or regulated substances by us, our contractors or resulting from our operations could expose us to material losses, expenditures and liabilities, civil and criminal, under environmental laws and regulation, and we are currently and have in the past been involved in such investigations, remediation and monitoring activities.  For example, in 2020, the Pennsylvania Attorney General filed misdemeanor criminal charges against us for certain releases and spills that we had reported and remediated under the direction of the PDEP. While we have resolved these charges, the Pennsylvania Attorney General has publicly announced additional investigations and charges generally related to our industry in Pennsylvania. Additionally, neighboring landowners and other third parties may assert claims or file lawsuits against us for personal injury and/or property damage allegedly caused by the release of substances into the environment, with or without evidence of an impact from our operations, all of which could also result in significant litigation or settlement costs as well as reputational harm.

Laws and regulations pertaining to threatened and endangered species and protection of waterways could delay or restrict our operations and cause us to incur substantial costs. Various federal and state statutes prohibit actions or operations that adversely affect endangered or threatened species and their habitats.  These statutes include the federal Endangered Species Act of 1973, the Migratory Bird Treaty Act, the CWA, CERCLA and similar state programs.  The U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species.  A critical habitat or suitable habitat designation could result in material restrictions to land use and delay, restrict or even prevent our operations.  While none of the species listed by FWS as threatened or endangered materially affect our operations at the present time, the future designation of previously unprotected species as threatened or endangered in areas where we conduct our operations could cause us to incur increased costs arising from species protection measures and/or limit or prevent our ability to operate which could have an adverse effect on our ability to develop and produce reserves.

Additionally, operations may be impacted by the existence of wetlands or other environmentally sensitive areas based upon the scope of the CWA and its protection of waters of the United States.  While the revision to the definition of “waters of the United States” in the EPA’s final rule on June 22, 2020 narrowed the scope of the CWA, there have been legal challenges to the rule which may result in expansion of the CWA by the EPA or state agencies taking a more expansive view of their respective enforcement roles.  Also, the EPA may change its rules in the future. To the extent that legal challenges or any further rulemaking expands the CWA’s jurisdiction we could incur increased costs and restrictions, and/or delays or cancellations in permitting or projects, which could result in significant costs and liabilities or financial losses.

Climate related regulations and initiatives could expose us to significant costs and restrictions on operations.  There is an ongoing public debate as to the extent to which our climate is changing, the potential causes of climate change and its potential impacts. As part of that debate, there is also general belief that increased levels of GHGs, including carbon dioxide and methane, have contributed to and continue to contribute to climate change which has led to numerous regulatory, political, litigation and financial risks associated with the production of fossil fuels and emissions of GHGs.

Federal and state governments have from time to time considered legislation and regulations to reduce GHG emissions including but not limited to the implementation of GHG monitoring and reporting for the natural gas industry which includes certain of our operations. The EPA has sought to achieve these reductions under the Clean Air Act and New Source Performance Standards aimed at volatile organic compounds (“VOCs”) including methane emissions from oil and natural gas sources. In Pennsylvania, regulators have implemented operating permits and restrictions on emissions for well site operations, compressors, processing plants and other downstream facilities that directly impact our operations. The PDEP continues to pursue new and additional regulations to limit VOCs from existing sources for the oil and gas industry. There have also been a number of state and regional efforts that have emerged that seek to track and reduce GHG emissions by means of cap and trade programs where emitters would be required to acquire and surrender emission allowances in return for emitting GHGs. In September 2020, the Pennsylvania Environmental Quality Board (the “PEQB”) approved a draft resolution to enter the Regional Greenhouse Gas Initiative (“RGGI”), a cooperative effort among the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont to cap and reduce power sector CO2 emissions from fossil-fuel-fired electric power plants. The PEQB accepted public comments on joining RGGI through January 14, 2021. In addition to RGGI, the PDEP is evaluating other regulations to achieve the emissions reductions. We have initiated our own internal goals to reduce GHG emissions from our operations, for example, setting a goal of net zero direct emissions by 2025; however, there are a variety of factors that may prevent us from meeting that goal including but not limited to operational malfunctions, availability of equipment and services, engineering results, capital constraints and availability and success of carbon offsetting initiatives.

The outcome of federal, state and regional actions to address global climate change could result in a variety of new laws and regulations to control or restrict emissions including taxes or other charges to deter or restrict emissions of GHGs. This may also depend upon political outcomes as there have been certain candidates seeking election to various state and federal offices, including President Biden, who have made pledges to restrict GHG emissions, ban hydraulic fracturing of oil and natural gas wells and ban new leases for production of oil and natural gas on federal lands. Our development is critically dependent upon the use of hydraulic fracturing and we cannot economically develop any of our reserves without using such technology (which we believe has been safely conducted for many decades) and a ban of such technology would result in material economic harm to us.

There are also increasing litigation risks associated with climate change concerns as a number of cities and local governments have initiated lawsuits against fossil fuel producer companies in state and federal court and have asserted claims for public nuisance and seeking damages for climate change impacts to roadways and infrastructure. Such lawsuits have also alleged that fossil fuel producers have been aware of the adverse effects of climate change and defrauded their investors by failing to adequately disclose those impacts.

Financial risks for fossil fuel energy companies, including natural gas producers, are also on the rise as stockholders and bondholders concerned about the potential effects of fossil fuels on climate change may elect to shift some or all of their investments away from fossil fuel based energy. Institutional lenders who provide financing to fossil fuel energy companies also have been under pressure from activists and are the subject of lobbying to not provide funding for fossil fuel production. Some of these institutional lenders may elect not to provide funding for us which could result in restriction, delay or cancellation of drilling programs or development or production activities or impair our ability to operate economically operate.

At this time, we cannot predict the potential impact of such laws, regulations, regional or international initiatives or compacts, litigation, financing restrictions due to climate concerns on our future consolidated financial condition, results of operations or cash flows; however, such impacts could be material and have material negative consequences to our business.

Information concerning our reserves and future net cash flow are estimates and are not certain to match our results. There are numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves and their values, including many factors beyond our control. Estimates of proved reserves depend on many assumptions relating to current and future economic conditions and commodity prices as well as the projected productivity of our wells. To the extent we experience a sustained period of reduced commodity prices, there is a risk that a portion of our proved reserves could be deemed uneconomic and no longer be classified as proved. Although we utilize robust processes and procedures to evaluate and estimate our reserves, they are estimates and the actual production, revenues and costs to develop our estimated reserves will vary from estimates and these variances could be material and/or negative.

Reserve estimation is a subjective process that involves estimating volumes to be recovered from underground accumulations of natural gas and oil that cannot be directly measured. As a result, different petroleum engineers, each using industry-accepted geologic and engineering practices and scientific methods, may calculate different estimates of reserves and future net cash flows based on the same available data. Because of the subjective application of engineering principles to natural gas, NGLs and oil reserve estimates, each of the following items may differ materially from the amounts or other factors estimated:

•	the amount and timing of natural gas, NGLs and oil production;
•	the revenues and costs associated with that production;
•	the amount and timing of future development expenditures; and
•	future commodity prices.

The discounted future net cash flows from our proved reserves included in this report are not the same as the market value of the reserves attributable to our properties. As required by United States generally accepted accounting principles (“U.S. GAAP”), the estimated discounted future net revenues from our proved reserves are based on a twelve month average price (first day of the month) while cost estimates are based on current year-end economic conditions. Actual future prices and costs may be materially higher or lower. In addition, the ten percent discount factor that is required to be used to calculate discounted future net cash flows for reporting purposes under U.S. GAAP is not necessarily the most appropriate discount factor based on the cost of capital, which varies from time to time, and risks associated with our business and the oil and gas industry in general.

We may face various risks associated with the long-term trend toward increased activism against oil and gas exploration and development activities. Opposition toward oil and gas drilling and development activity has been growing over time. Companies in the oil and gas industry are often the target of activist efforts to delay or prevent oil and gas development from both individuals and non-governmental organizations who use safety, environmental compliance and business practices to support their opposition to oil and gas drilling. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain projects such as the development of oil and gas drilling, as well as the pipeline infrastructure needed to transport and process oil and gas production. For example, environmental activists continue to advocate for increased regulations or bans on shale drilling and hydraulic fracturing in the United States, even in jurisdictions like Pennsylvania that are among the most stringent in their regulation of the industry. Such activist efforts could result in the following:

•	delay or denial of drilling permits;
•	shortening of lease terms and reduction in lease size;
•	restrictions on or prevention of installation or operation of production, gathering or processing facilities;
•	restrictions on or prevention of the use of certain operating practices, such as hydraulic fracturing, or the disposal of related materials, such as hydraulic fracturing fluids and produced water;
•	increased severance and/or other taxes;
•	cyber-attacks;
•	legal challenges or lawsuits;
•	negative publicity about our business or the oil and gas industry in general;
•	increased costs of doing business;
•	reduction in demand for our products; and
•	other adverse effects on our ability to develop our properties and expand production.

We may need to incur significant costs associated with responding to these initiatives and such actions may materially adversely affect our financial results. Complying with any resulting additional legal or regulatory requirements that are substantial or prevent our activity could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Conservation measures and technological advances could reduce demand for oil and natural gas. Fuel conservation measures, alternative fuel requirements, governmental requirements for renewable energy resources, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation or storage devices (such as battery technology) could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Legal, Tax and Regulatory Risks

Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated or postponed and additional federal or state taxes or fees on natural gas extraction may be imposed. Legislation has been previously proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain U.S. federal income tax benefits currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) the repeal of percentage depletion allowance for oil and natural gas properties; (ii) the elimination of current deductions for intangible drilling and development costs and; (iii) an extension of the amortization period for certain geological and geophysical expenditures. However, it is unclear whether any such changes will be enacted and if enacted, how soon any such changes would be effective. Additionally, legislation could be enacted that imposes new fees or increases the taxes on oil and natural gas extraction, which could result in increased operating costs and/or reduced consumer demand for our products. The passage of any such legislation or any other similar change in U.S. federal income tax law could increase costs or eliminate or postpone certain tax deductions that are currently available with respect to natural gas and oil exploration and development and any such changes could have an adverse effect on our financial condition, results of operations and cash flows. As of December 31, 2020, we had a tax basis of $623.9 million related to prior year capitalized intangible drilling costs, which will be amortized over the next five years.

In February 2012, the state legislature of Pennsylvania passed legislation creating a tax referred to as the natural gas impact fee applicable to production in Pennsylvania, where all of our acreage is located. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. Much like a severance tax, the fee is on a sliding scale set by the Pennsylvania Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average NYMEX natural gas prices on the last day of each month. The impact fee increases the financial burden on our operations in the Marcellus Shale. There can be no assurance that the impact fee will remain as currently structured or that additional taxes will not be imposed. From time to time, the Pennsylvania Governor and various Pennsylvania state lawmakers have proposed legislation to enact a severance tax in substitution for, or as an addition to, the impact fee already in place. For example, in late January 2021, the Pennsylvania Governor announced he was re-proposing legislation to enact a severance tax to fund COVID-19 relief measures. The structure of and ultimate effect of any additional tax burden cannot be estimated at this time but could be material.

We may be limited in our use of net operating losses and tax credits and deductibility of business interest expense. As noted in the financial statements included with this Form 10-K, we have substantial net operating losses (“NOLs”). Utilization of these NOLs and the deductibility of business interest expense depends on many factors, including the company’s future taxable income. Our ability to utilize our deferred tax assets is dependent on the amount of future pre-tax income that we are able to generate through our operations or the sale of assets.  As discussed elsewhere, future asset sales may or may not be completed and depending on commodity prices, we may not generate taxable income. If management concludes that it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized, a valuation allowance will be recognized in the period that this conclusion is reached. In addition, limitations may exist upon use of these NOLs in the event that a change in control occurs. In either case, the impact of the valuation allowance would be negative to our financial statements.

Legal proceedings brought against us could result in substantial liabilities and materially and adversely impact our financial condition. Like many oil and gas companies, we are involved in various legal proceedings, including threatened claims, such as title, royalty, and contractual disputes. The cost to settle legal proceedings (asserted or unasserted) or satisfy any resulting judgment against us in such proceedings could result in a substantial liability or the loss of interests, which could materially and adversely impact our cash flows, operating results and financial condition. Judgments and estimates to determine accruals or range of losses related to legal proceedings could change from one period to the next, and such changes could be material. Current accruals may be insufficient to satisfy any such judgments. Legal proceedings could also result in negative publicity about Range. In addition, legal proceedings distract management and other personnel from their primary responsibilities. At this time, based on the information available to management, there are no pending claims or litigation which appear likely to result in a material financial impact.  However, management’s assessment of pending claims and litigation could be inaccurate and subsequent events could result in material liabilities from such claims or litigation.

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel. None of our senior management team nor any of the other officers are subject to an employment agreement and therefore retaining them as employees is less certain than if they were parties to an employment agreement. The loss of one or more of these individuals, particularly regarding our CEO, CFO and COO, could have a material adverse effect on our business. Further, the loss of key technical professionals with extensive experience in our core operating area could be difficult to replace if they were to leave and the loss of such employees could adversely affect the costs of drilling, completing and operating our wells.

Risks Related to Our Common Stock

Common stockholders will be diluted if additional shares are issued. In order to align interests and encourage ownership, we issue restricted stock and performance share units to our employees and directors as part of their compensation. In addition, we may issue additional shares of common stock, additional subordinated notes or other securities or debt convertible into common stock to extend maturities or fund capital expenditures, including acquisitions.   The issuance of additional shares of common stock results in dilution of the interests of existing stockholders.  One way to reverse the effects of dilution is by the acquisition of our stock.  However, our ability to repurchase securities for cash is limited by our bank credit facility.

Dividend limitations. Limits on the payment of dividends and other restricted payments (as defined in our bank credit facility), are imposed under our bank credit facility. These limitations may, in certain circumstances, limit or prevent the payment of dividends. In January 2020, we announced that the board of directors suspended the dividend on our common stock and there is no assurance that the board of directors will reinstate a dividend in the future.

Our stock price may be volatile and stockholders may not be able to resell shares of our common stock at or above the price they paid. The price of our common stock fluctuates significantly, which may result in losses for investors. The market price of our common stock has been volatile. From January 1, 2018 to December 31, 2020 the price of our common stock reported by the New York Stock Exchange ranged from a low of $1.64 per share to a high of $18.59 per share. From January 1, 2021 to February 19, 2021, our common stock ranged from a low of $6.78 per share to a high of $11.59 per share. We expect our stock price to continue to be subject to volatility as a result of a variety of factors, including factors beyond our control. These factors include:

•	most significantly, changes in natural gas, NGLs and oil prices;
•	variations in drilling, recompletions, acquisitions and operating results;
•	changes in governmental regulation and/or taxation;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of comparable companies;
•	expectations regarding our capital program, including any determination by our board of directors regarding repurchasing stock or paying dividends;
•	changes in key personnel; or
•	future sales of additional stock and changes in our capital structure.

We may fail to meet expectations of our stockholders or of securities analysts at some time in the future and our stock price could decline as a result.

We have identified a material weakness in our internal control over financial reporting, which if not remediated, could adversely affect our business.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations.  As part of preparing our 2020 consolidated financial statements, we identified an error in management’s conclusions regarding the realizability of deferred tax assets resulting from changes to the tax law under the Coronavirus Aid, Relief and Economic Security Act (also known as the CARES Act) which resulted an error in our previously reported 2020 quarterly statements of operations.  See Part II-Item 8. Financial Statements and Supplementary Data, Note 18 for further information.  If the steps we take do not correct the material weakness in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting.

General Risk Factors

Our business could be negatively affected by security threats, including cybersecurity threats and other disruptions. As a natural gas and oil producer, we face various security threats, including:

•	cybersecurity threats to gain unauthorized access to sensitive information or to render data or computer systems unusable;
•	threats to the security or operations at our physical facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; or
•	threats from terrorist acts.

Computers and telecommunication systems are an integral part of our business and are used to support our exploration, development and production activities and our key accounting and financial reporting functions. We use these systems to analyze and store financial and operating data and to communicate internally and with outside business partners. Cyber-attacks could compromise our computer and telecommunications systems and result in disruptions to our business operations or the loss of our data and proprietary information. In addition, computers control oil and gas production, processing equipment, and distribution systems globally and are necessary to deliver our production to market. A cyber-attack against these operating systems, or the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, cause accidental discharge and/or make it difficult or impossible to accurately account for production and settle transactions. A cyber-attack on a vendor or a service provider could result in supply chain disruptions, which could delay or halt development projects. A cyber-attack on our accounting or human resources systems could expose us to liability if personal information is obtained.

Security threats have subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to harm to our employees or losses of sensitive information, losses of critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, and results of operations or cash flows. Cyber-attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, phishing, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could damage our reputation and lead to financial losses from unauthorized disbursement of funds, remedial actions, loss of business and/or potential liability. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention, which could require us to expend significant additional resources to meet such requirements. While we utilize extensive processes and procedures that we deem appropriate to counter cybersecurity risks and to date have not suffered any material losses relating to such attacks, there can be no assurance that we will not suffer such losses in the future.

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

We face risks related to the novel coronavirus (COVID-19) which could significantly disrupt our operations. While to date we have not experienced a material disruption to our business as a result of the COVID-19 pandemic, our business may be adversely impacted by the effects of COVID-19. Our operations, as well as the operations of our business counterparties, are subject to varying governmental responses to COVID-19 such as business shutdowns, stay-at-home directives, travel restrictions and other travel or health-related restrictions, as well as by potential absenteeism, quarantines, self-isolations, office and facility closures, delays on deliveries and disruptions to ports, manufacturing facilities, pipelines, refineries and other facilities integral to our business. In addition, our customers may delay or reduce purchases from us due to the COVID-19 impacts on the level of demand.

In addition, COVID-19 has affected demand for oil and gas thus adversely affecting commodity prices and may, over the longer term, adversely affect the economic and financial markets resulting in a significant economic downturn. Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Item 1A of this Annual Report on Form 10-K.

At this time, we are unable to predict the full impact that COVID-19 will have due to various uncertainties and future developments, including the ultimate spread of the virus, the severity of the disease, the duration of the outbreak, the occurrence of other pandemics, the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an attempt to contain or treat the virus, all of which could have a material adverse effect on our operations, cash flows, financial condition and have a negative impact on our stock price.

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

Environmental Proceedings

Our subsidiary, Range Resources – Appalachia, LLC, was notified by the PDEP that it intends to assess a civil penalty under the Clean Streams Law and the 2012 Oil and Gas Act in connection with one well in Lycoming County and ordered us to conduct certain remedial work and monitoring to prevent methane and other substances from allegedly escaping the gas well into the surrounding environment including into soil, groundwater, streams and other surrounding water sources. PDEP initially issued an order specifying its demands to the subsidiary on May 11, 2015. We appealed the order and the appeal was subsequently settled and discontinued whereupon we agreed to conduct certain, limited remedial work at the one well and continue monitoring water sources in the area and PDEP did not assess any fines at that time. Thereafter, on January 13, 2020, PDEP issued a new order regarding the same one well in Lycoming County which set forth similar allegations and demands as set forth above.  This new order was issued despite considerable data and evidence presented to PDEP over the course of the investigation, that this one well has not been nor is currently the source of methane in the environment nor any water supplies, but rather the methane existed in the environment before the commencement of our operations. We appealed the January 2020 order and intend to vigorously defend against the allegations asserted by PDEP; however, a resolution of this matter may nonetheless result in monetary sanctions more than $250,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RRC”. During 2020, trading volume averaged approximately 9.3 million shares per day.

Holders of Record

Pursuant to the records of our transfer agent, as of February 19, 2021, there were approximately 944 holders of record of our common stock.

Dividends

The payment of dividends is subject to declaration by the board of directors and depends on earnings, capital expenditures and various other factors. The board of directors declared quarterly dividends of $0.02 per common share for each of the four quarters of 2019 and 2018. The bank credit facility allows for the payment of common and preferred dividends, subject to certain limitations. In January 2020, we announced that the board of directors suspended the dividend on our common stock. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, levels of indebtedness and other considerations our board of directors deems relevant. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of our common stock are as follows:

	Three Months Ended December 31, 2020
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs (a)
October 2020	—	$—	—	$70,099,593
November 2020	—	$—	—	$70,099,593
December 2020	—	$—	—	$70,099,593
	—		—

(a) In October 2019, our board of directors authorized a $100 million common stock repurchase program. As of December 31, 2020, we have repurchased 10.0 million shares of common stock at a cost of approximately $30.0 million, excluding fees and commissions. As of December 31, 2020, these shares are held as treasury stock.

Stockholder Return Performance Presentation*

The following graph is included in accordance with the SEC’s executive compensation disclosure rules. This historic stock price performance is not necessarily indicative of future stock performance. The graph compares the change in the cumulative total return of Range’s common stock, the ISE Revere Natural Gas Index, the Dow Jones U.S. Exploration and Production Index, the S&P 400 Mid Cap Index and the S&P Small Cap 600 Index for the five years ended December 31, 2020. The graph assumes that $100 was invested in the Company’s common stock and each index on December 31, 2015 and that dividends were reinvested.

	2015	2016	2017	2018	2019	2020
Range Resources Corporation	$100	$140	$70	$39	$20	$28
S&P Mid Cap 400 Index	100	121	140	125	157	179
S&P Small Cap 600 Index	100	126	143	131	161	179
Dow Jones U.S. Exploration & Production	100	124	126	104	116	77
ISE Revere Natural Gas Index	100	120	107	70	59	44

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

The following tables and discussions set forth key operating and financial data for the years ended December 31, 2020 and 2019. For similar discussions of the year ended December 31, 2019 compared to December 31, 2018 results, refer to Item 7. “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

Overview of Our Business

We are an independent natural gas, natural gas liquids (“NGLs,”) crude oil and condensate company engaged in the exploration, development and acquisition of natural gas and crude oil properties located in the Appalachian region of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statements information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

Our overarching business objective is to build stockholder value through returns focused development of natural gas properties. Our strategy to achieve our business objective is to generate consistent cash flow from reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core or, at times, core assets. Currently, our investment portfolio is focused on high quality natural gas assets in the state of Pennsylvania. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire and produce natural gas, NGLs and oil reserves.

Commodity prices have been and are expected to remain volatile. We believe we are well-positioned to manage the challenges presented in such a volatile pricing environment by:

•	exercising discipline in our capital program as we target funding our capital spending within operating cash flows and, if required, with borrowings under our bank credit facility;
•	continuing to optimize drilling, completion and operational efficiencies;
•	remaining focused on improving our cost structure;
•	continuing to pursue asset sales to reduce debt;
•	continuing to manage price risk through the hedging of our production; and
•	continuing to manage our balance sheet.

Prices for natural gas, NGLs, crude oil and condensate fluctuate widely and affect:

•	our revenues, profitability and cash flow;
•	the quantity of natural gas, NGLs and oil that we can economically produce;
•	the quantity of natural gas, NGLs and oil shown as proved reserves;
•	the amount of cash flow available to us for capital expenditures; and
•	our ability to borrow and raise additional capital.

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

Key 2020 highlights include:

Simplified and concentrated our portfolio

•

In third quarter 2020, we sold our North Louisiana assets for cash proceeds of $245.0 million (before normal closing adjustments) and we recognized a pretax loss of $9.5 million, after closing adjustments.

•

In first quarter 2020, we completed the sale of our shallow legacy assets in Northwest Pennsylvania for proceeds of $1.0 million and recognized a pre-tax gain of $122.5 million primarily due to the elimination of the asset retirement obligation associated with these properties.

Strengthened our balance sheet and liquidity

•

In first and third quarter 2020, we issued an aggregate principal amount of $850.0 million in new senior notes due 2026 and used the proceeds to redeem various senior and senior subordinated notes due 2021, 2022 and 2023. In addition, throughout the year we purchased in the open market, for a gain, various senior and senior subordinated notes due 2021, 2022, 2023. The impact of these transactions significantly changed our near term maturities. Also, in early January 2021, we issued an additional aggregate principal amount of $600.0 million in new senior notes due 2029 and used those proceeds to reduce outstanding balances on our bank credit facility. The table below details the changes in our outstanding debt principal balances from December 31, 2019 to December 31, 2020 (in thousands):

	December 31, 2019	Change	December 31, 2020

Bank debt	$477,000	$225,000	$702,000
Senior notes
5.75% senior notes due 2021	374,139	(348,643)	25,496
5.00% senior notes due 2022	511,886	(342,297)	169,589
5.875% senior notes due 2022	297,617	(249,089)	48,528
5.00% senior notes due 2023	741,531	(209,196)	532,335
4.875% senior notes due 2025	750,000	—	750,000
9.25% senior notes due 2026	—	850,000	850,000
Other senior notes	590	(100)	490
Total senior notes	2,675,763	(299,325)	2,376,438
Senior subordinated notes
5.75% senior subordinated notes due 2021	22,214	(2,318)	19,896
5.00% senior subordinated notes due 2022	19,054	(9,324)	9,730
5.00% senior subordinated notes due 2023	7,712	—	7,712
Total senior subordinated notes	48,980	(11,642)	37,338
Total debt	$3,201,743	$(85,967)	$3,115,776
•	Our bank’s committed borrowing capacity remained at $2.4 billion after completing our semi-annual borrowing base redetermination in September 2020.

Financial and operational results

•

Continued to deliver our strong operational execution along with focusing on cost control that will improve our cost structure for current and future operations while emphasizing safety and protection of the environment.

•	Focused on capital efficiencies, which resulted in lower well costs and drove overall capital spending $109.3 million lower than the original budget for the year.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in a worldwide economic downturn and there continues to be considerable uncertainty with respect to the long-term economic effects the pandemic will have on financial and commodity markets. One of the impacts of COVID-19 has been a significant decline in the demand for crude oil, and to a lesser extent, natural gas.

We have three priorities while navigating through this continuing period of volatility and uncertainty:

•	First, to ensure the health and safety of our employees and the contractors which provide services to us;
•	Second, to continue to monitor the impact this pandemic has on demand for our products and related commodity prices; and
•

Third, to ensure Range adapts and emerges from this event in as strong of a position as possible. Our objective and focus when the pandemic comes to an end is to emerge as a better company as we continue to drive our long-term strategies.

This pandemic could affect our operations, major facilities or employees’ health; however, as of the date of this filing, we have not experienced a significant disruption to our operations and we have implemented pre-existing contingency planning, with many employees working remotely where possible in compliance with governmental restrictions and CDC best practices. We have a crisis team in place monitoring the rapidly evolving situation and recommending risk mitigation actions; we have implemented travel restrictions as well as visitor protocols; and we are following masking and social distancing practices in our offices and other work sites. There has been no material impact on supply for most of our sourced materials and to the extent such an impact has been realized or anticipated, continuity plans have been activated. We are also working closely with our processing and pipeline transportation partners to anticipate possible impacts on our continued operations. Our efforts to respond to the challenges presented by this pandemic have helped to minimize the impact of the pandemic on our business and operations.

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

Management’s Discussion and Analysis of Results of Operations

Commodity prices have remained volatile. Natural gas, oil and NGLs benchmarks decreased in 2020 compared to 2019. As a result, we experienced significant decreases in our price realizations. While operating in this lower commodity price environment, we had many operational, financial and strategic successes in 2020 as we continued to focus on enhancing margins and returns, driving operational efficiencies, simplifying our portfolio and maintaining liquidity. We believe we have positioned ourselves for long-term success through the natural gas and oil commodity cycle.

Overview of 2020 Results

For the year ended December 31, 2020, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 31% decrease in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and 2% lower production volumes when compared to 2019. Daily production in 2020 averaged 2.2 Bcfe compared to 2.3 Bcfe in 2019 reflecting the impact of the sale of our North Louisiana properties. Average natural gas differentials were below NYMEX while operating costs were lower when compared to 2019 which partially offset the significant decline in realized prices.

During 2020, we recognized a net loss of $711.8 million, or $2.95 per diluted common share compared to net loss of $1.7 billion, or $6.92 per diluted common share during 2019. The improvement in net loss for the year ended December 31, 2020 when compared to 2019 is due to significantly lower proved and unproved impairment charges which in the prior year were related to our North Louisiana assets and a higher gain on sale of assets partially offset by significantly lower net realized prices, an accrual of a divestiture contract obligation associated with the sale of our North Louisiana assets and reduced derivative fair value income.

During 2020, we achieved the following financial and operating performance results:

•	received $246.1 million of cash proceeds from the disposal of assets, primarily from the sale of our North Louisiana assets;
•	reduced our nearer term debt maturities through 2023 by approximately $1.2 billion with proceeds from asset sales along with refinancing transactions and liability management initiatives;
•	our Marcellus Shale assets achieved a 3% production growth from 2019;
•

adjusting for the sale of our North Louisiana assets, proved reserves declined less than 1%. The standardized after-tax measure of discounted future net cash flows decreased when compared to 2019 primarily due to lower prices, asset sales and the reclassification of reserves to unproved;

•	capital spending was $109.3 million less than our initial 2020 capital budget of $520.0 million;
•	drilled 51.4 net wells with a 100% success rate;
•	continued expansion of our activities in the Marcellus Shale by growing production, proving up acreage and acquiring additional unproved acreage;
•	reduced direct operating expense per mcfe 31% from 2019;
•	reduced general and administrative expenses per mcfe 9% from 2019;
•	reduced our DD&A rate per mcfe 27% from 2019;
•	reduced our aggregate principal debt balances by $86.0 million;
•	entered into additional commodity-based derivative contracts for 2021 through 2024;
•	realized $268.7 million of cash flow from operating activities; and

•	ended the year with stockholders’ equity of $1.6 billion.

In conjunction with the sale of our North Louisiana assets, we retained certain midstream gathering, transportation and processing obligations through 2030. We determined the fair value of these obligations as of the closing date of the sale to be $479.8 million using a probability weighted discounted cash flow model. There are inherent uncertainties surrounding the retained obligation and as a result, the determination of the accrued obligation required significant judgement and estimation. The actual settlement amount and timing may differ from our estimates.

We generated $268.7 million of cash flow from operating activities in 2020, a decrease of $413.2 million from 2019 which reflects significantly lower realized prices, slightly lower production volumes and higher comparative working capital outflows ($53.9 million outflow during 2020 compared to $2.5 million inflow in 2019). We ended 2020 with $1.4 billion of available committed borrowing capacity, with an additional $600.0 million in borrowing base capacity available.

Acquisitions

During 2020, we spent $26.2 million to acquire unproved acreage compared to $57.3 million in 2019. We continue selective acreage leasing and lease renewals to consolidate our acreage positions in the Marcellus Shale play in Pennsylvania.

Divestitures

Our gain (loss) on sale of assets is primarily attributable to the following divestitures (in thousands):

Asset Sold	Completion Date	Gain (Loss) on Sale of Assets
Year Ended December 31, 2020:
North Louisiana assets	August 2020	$(9,503)
Shallow legacy assets in Northwest Pennsylvania	March 2020	$122,506
Other	Various	$(2,212)

Year Ended December 31, 2019:
Overriding royalty in Pennsylvania (three transactions)	September 2020	$(36,460)
Unproved Pennsylvania assets	June 2020	$5,866
Other	Various	$338

2021 Outlook

As we enter 2021, we believe we are positioned for sustainable long-term success. For 2021, our board of directors approved a $425.0 million capital budget for natural gas, NGLs, crude oil and condensate related activities, excluding proved property acquisitions, for which we do not budget. As has been our historical practice, we will periodically review our capital expenditures throughout the year and may adjust the budget based on commodity prices, drilling success and other factors. We expect our 2021 capital budget to achieve production similar to our 2020 production, as we target limiting our capital spending to at or below cash flow. Our 2021 capital budget is designed to focus on continuing to improve corporate returns and generating free cash flow. To the extent commodity prices decline, we may reduce the capital budget with the intent of limiting capital spending to at or below cash flow. The prices we receive for our natural gas, NGLs and oil production are largely based on current market prices, which are beyond our control. The price risk on a portion of our forecasted natural gas, NGLs and oil production for 2021 is partially mitigated by entering into commodity derivative contracts and we intend to continue to enter into these types of contracts. We believe it is likely that commodity prices will continue to be volatile during 2021.

Market Conditions

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. Natural gas and oil benchmarks decreased in 2020 when compared to the same period of 2019 and, as a result, we experienced a significant decrease in price realizations. In March 2020, Saudi Arabia and Russia engaged in a dispute over production levels that caused global oil prices to decline at a historic rate. On April 9, 2020, OPEC and Russia reached an agreement to reduce crude oil production by 9.7 MMbbl per day. As we continue to monitor the impact of the actions of OPEC and other large producing nations, the dispute over production levels between Russia and Saudi Arabia and the level of demand impacted by COVID-19, we expect prices for some or all of the commodities we produce to remain volatile. NYMEX natural gas futures have shown some improvements based on market expectations that declines in future natural gas supplies due to a substantial reduction of associated gas related to the curtailment of operations in oil basins throughout the United States and the impact of colder weather on natural gas storage inventory will more than offset the lower demand resulting from the COVID-19 pandemic.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. Recently, natural gas prices have decreased, when compared to December 2020, with the average NYMEX monthly settlement price for natural gas decreasing to $2.76 per mcf for February 2021. However, the recent colder weather has caused improved pricing and a decline in natural gas storage inventories. Crude oil prices have increased, when compared to December 2020, to $52.10 per barrel in January 2021. The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$2.06	$2.62
Oil (per bbl)	$39.66	$57.21
Mont Belvieu NGL composite (per gallon) (b)	$0.37	$0.45

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

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary from year to year as a result of changes in realized commodity prices and production volumes. In 2020, natural gas NGLs and oil sales decreased 29% from 2019 with a 2% decrease in production and a 27% decrease in realized prices (excluding cash settlements on our derivatives). The following table illustrates the primary components of natural gas, NGLs, crude oil and condensate sales for the last two years (in thousands):

	2020	2019
Natural gas, NGLs and Oil sales
Natural gas	$943,740	$1,388,838
NGLs	578,454	681,134
Oil and condensate	85,519	185,453
Total natural gas, NGLs and oil sales	$1,607,713	$2,255,425

Production is maintained through drilling success as we place new wells on production which is partially offset by the natural decline of our natural gas and oil reserves through production and asset sales. For 2020, our production increased 3% in our Appalachian region when compared to 2019. Production from our North Louisiana properties was 38.0 Bcfe in 2020 compared to 76.5 Bcfe in 2019 with the sale of these properties closing in August 2020. Our production for the last two years is set forth in the following table:

	2020	2019
Production (a)
Natural gas (mcf)	574,529,290	578,114,351
NGLs (bbls)	37,491,546	38,850,130
Crude oil and condensate (bbls)	2,829,495	3,689,805
Total (mcfe) (b)	816,455,536	833,353,961
Average daily production (a)
Natural gas (mcf)	1,569,752	1,583,875
NGLs (bbls)	102,436	106,439
Crude oil and condensate (bbls)	7,731	10,109
Total (mcfe) (b)	2,230,753	2,283,162
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price (including all derivative settlements and third-party transportation costs paid by Range) received during 2020 was $1.03 per mcfe compared to $1.49 per mcfe in 2019. Because we record transportation costs on two separate bases, as required by U.S. GAAP, we believe computed final realized prices should include the impact of transportation, gathering, processing and compression expense. Average sales prices (excluding derivative settlements) do not include any derivative settlements or third-party transportation costs which are reported in transportation, gathering and compression expense on the accompanying consolidated statements of operations. Average sales prices (excluding derivative settlements) do include transportation costs where we receive net proceeds from the purchaser. Our average realized price (including all derivative settlements and third-party transportation costs paid by Range) calculation includes all cash settlements for derivatives. Average realized price calculations for the last two years are shown below:

	2020	2019
Average Prices
Average sales prices (excluding derivative settlements):
Natural gas (per mcf)	$1.64	$2.40
NGLs (per bbl)	15.43	17.53
Crude oil (per bbl)	30.22	50.26
Total (per mcfe) (a)	1.97	2.71
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.09	$2.64
NGLs (per bbl)	15.73	18.85
Crude oil (per bbl)	48.79	49.74
Total (per mcfe) (a)	2.36	2.93
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$0.96	$1.36
NGLs (per bbl)	4.06	7.03
Crude oil (per bbl)	48.46	49.74
Total (per mcfe) (a)	1.03	1.49
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Year Ended December 31,
	2020	2019
Average natural gas differentials below NYMEX	$(0.42)	$(0.22)
Realized gains on basis hedging	$0.06	$0.03

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Year Ended December 31,
	2019	Price Variance	Volume Variance	2020
Natural gas
Price (per mcf)	$2.40	$(0.76)	$—	$1.64
Production (Mmcf)	578,114	—	(3,585)	574,529
Natural gas sales	$1,388,838	$(436,485)	$(8,613)	$943,740

	Year Ended December 31,
	2019	Price Variance	Volume Variance	2020
NGLs
Price (per bbl)	$17.53	$(2.10)	$—	$15.43
Production (Mbbls)	38,850	—	(1,358)	37,492
NGLs sales	$681,134	$(78,861)	$(23,819)	$578,454

	Year Ended December 31,
	2019	Price Variance	Volume Variance	2020
Crude oil
Price (per bbl)	$50.26	$(20.04)	$—	$30.22
Production (Mbbls)	3,690	—	(861)	2,829
Crude oil sales	$185,453	$(56,694)	$(43,240)	$85,519

	Year Ended December 31,
	2019	Price Variance	Volume Variance	2020
Consolidated
Price (per mcfe)	$2.71	$(0.74)	$—	$1.97
Production (Mmcfe)	833,354	—	(16,898)	816,456
Total natural gas, NGLs and oil sales	$2,255,425	$(601,977)	$(45,735)	$1,607,713

Transportation, gathering, processing and compression expense was $1.1 billion in 2020 compared to $1.2 billion in 2019. These third-party costs are lower due to the impact of the sale of our North Louisiana assets. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the last two years (in thousands) and on a per mcf and per barrel basis:

	2020	2019
Natural gas	$650,071	$740,061
NGLs	437,474	459,236
Oil	945	—
Total	$1,088,490	$1,199,297
Natural gas (per mcf)	$1.13	$1.28
NGLs (per bbl)	$11.67	$11.82
Oil (per bbl)	$0.33	$—

Derivative fair value income (loss) was income of $187.7 million in 2020 compared to $226.7 million in 2019. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues. At December 31, 2020, our commodity derivative contracts were recorded at their fair value, which was a net derivative liability of $18.0 million, a decrease of $144.7 million from the $126.7 million net derivative asset recorded as of December 31, 2019. We have also entered into basis swap agreements to limit volatility caused by changing differentials between NYMEX and regional prices received. These basis swaps are marked to market and we recognized a net derivative asset of $3.7 million as of December 31, 2020 compared to a net derivative asset of $9.4 million as of December 31, 2019. As of December 31, 2020, we have propane basis swaps to limit the volatility caused by changing differentials between Mont Belvieu and international propane indexes which are recognized as a net derivative asset of $794,000 as of December 31, 2020 compared to a net derivative liability of $14.1 million as of December 31, 2019. In connection with our international propane swaps, we also have freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange which are recognized as a net derivative asset of $1.1 million as of December 31, 2020 compared to a net derivative asset of $1.5 million as of December 31, 2019. The following table summarizes the impact of our commodity derivatives for the last two years (in thousands):

	2020	2019
Derivative fair value income per consolidated statements of operations	$187,711	$226,681

Non-cash fair value (loss) gain: (1)
Natural gas derivatives	$(132,978)	$135,012
Oil derivatives	519	(35,950)
NGLs derivatives	(3,004)	(62,856)
Freight derivatives	(425)	2,091
Contingent consideration	970	—
Total non-cash fair value (loss) gain (1)	$(134,918)	$38,297

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$258,797	$139,253
Oil derivatives	52,544	(1,937)
NGLs derivatives	11,288	51,068
Total net cash receipt	$322,629	$188,384
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

Brokered natural gas, marketing and other revenue was $173.3 million in 2020 compared to $345.5 million in 2019. We enter into purchase transactions with third parties and separate sale transactions with third parties at different times to satisfy unused pipeline capacity commitments. The 2020 period includes $160.1 million of revenue from the sale of natural gas that is not related to our production (brokered) and $3.8 million of revenue from the sale of NGLs that is not related to our production. The 2019 period includes $332.0 million of revenue from the brokered sale of natural gas and $1.7 million of revenue from the sale of NGLs that is not related to our production. These revenues both decreased compared to 2019 due to lower brokered volumes and lower sales prices.

Costs and Expenses per mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production, or per mcfe, basis. The following presents information about certain of our expenses on a per mcfe basis for the last two years:

	Year Ended December 31,
	2020	2019	Change	% Change
Direct operating expense	$0.11	$0.16	$(0.05)	(31%)
Production and ad valorem tax expense	0.03	0.05	(0.02)	(40%)
General and administrative expense	0.20	0.22	(0.02)	(9%)
Interest expense	0.24	0.23	0.01	4%
Depletion, depreciation and amortization expense	0.48	0.66	(0.18)	(27%)

Direct operating expense was $92.2 million in 2020 compared to $136.3 million in 2019. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workovers and repair-related expenses. On an absolute basis, our direct operating expenses for 2020 decreased 32% from the prior year primarily due to the impact of the sale of our North Louisiana assets and the sale of various higher operating cost legacy properties in Pennsylvania, lower workover and lower water handling/hauling costs. We incurred $7.3 million of workover costs in 2020 compared to $24.3 million of workover costs in 2019.

On a per mcfe basis, operating expense for 2020 decreased $0.05, or 31% from the same period of 2019, with the decrease due to the impact of the sale of higher operating cost properties (including our North Louisiana and Northeast Pennsylvania assets) and lower workover costs. Stock-based compensation expense represents the amortization of equity grants as part of the compensation of field employees. The following table summarizes direct operating expenses per mcfe for the last two years:

	Year Ended December 31,
	2020	2019	Change	% Change
Lease operating expense	$0.10	$0.13	$(0.03)	(23%)
Workovers	0.01	0.03	(0.02)	(67%)
Stock-based compensation	—	—	—	—%
Total direct operating expense	$0.11	$0.16	$(0.05)	(31%)

Production and ad valorem taxes are paid based on market prices, not hedged prices. This expense category also includes the Pennsylvania impact fee. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. The impact fee is based upon the year wells are drilled and the fee varies, like a severance tax, based upon natural gas prices. The year ended December 31, 2020 includes a $17.7 million impact fee compared to $25.9 million in the year ended December 31, 2019 with the decline primarily due to lower natural gas prices. Production and ad valorem taxes (excluding the impact fee) were $7.0 million in 2020 compared to $12.0 million in 2019 with the decline also due to lower natural gas prices and the sale of our North Louisiana assets. The following table summarizes production and ad valorem taxes per mcfe for the last two years:

	Year Ended December 31,
	2020	2019	Change	% Change
Production taxes	$0.01	$0.01	$—	—%
Ad valorem taxes	—	—	—	—%
Impact fee	0.02	0.04	(0.02)	(50%)
Total production and ad valorem	$0.03	$0.05	$(0.02)	(40%)

General and administrative expense was $159.4 million for 2020 compared to $181.1 million for 2019. The decrease in 2020, when compared to 2019, is primarily due to lower salaries and benefits of $4.3 million, lower bad debt expenses of $3.9 million, lower stock-based compensation of $2.2 million, lower consulting costs of $1.9 million, lower rig release penalties of $1.4 million and lower travel and general office expenses, including technology costs. As of December 31, 2020, the number of general and administrative employees decreased 20% when compared to December 31, 2019.

On a per mcfe basis, general and administrative expense for 2020 decreased 9% from the same period of 2019, with the decrease due to lower salaries and benefits, lower bad debt expense and lower travel and general office expenses, including technology costs. Stock-based compensation expense represents the amortization of stock-based compensation awards granted to our employees and our non-employee directors as part of their compensation. The following table summarizes general and administrative expenses per mcfe for the last two years:

	Year Ended December 31,
	2020	2019	Change	% Change
General and administrative	$0.16	$0.18	$(0.02)	(11%)
Stock-based compensation	0.04	0.04	—	—%
Total general and administrative expense	$0.20	$0.22	$(0.02)	(9%)

Interest expense was $192.7 million for 2020 compared to $194.3 million for 2019. The following table presents information about interest expense per mcfe for the last two years:

	Year Ended December 31,
	2020	2019
Bank credit facility	$0.03	$0.04
Senior notes	0.20	0.18
Amortization of deferred financing costs and other	0.01	0.01
Total interest expense	$0.24	$0.23

Average debt outstanding (in thousands)	$3,239,784	$3,640,819
Average interest rate (a)	5.7%	5.1%
(a)	Includes commitment fees but excludes amortization of debt issue costs and amortization of discount.

On an absolute basis, the decrease in interest expense for 2020 from the same period of 2019 was primarily due to lower average outstanding debt balances partially offset by slightly higher average interest rates. See Note 8 to our consolidated financial statements for additional information. Average debt outstanding on the bank credit facility for 2020 was $668.0 million compared to $772.1 million for 2019 and the weighted average interest rate on the bank credit facility was 2.6% for 2020 compared to 3.8% in 2019.

Depletion, depreciation and amortization (“DD&A”) was $394.3 million in 2020 compared to $548.8 million in 2019. The decrease in 2020 when compared to 2019 is due to a 25% decrease in depletion rates and a 2% decrease in production volumes.

On a per mcfe basis, DD&A decreased to $0.48 in 2020 compared to $0.66 in 2019. Depletion expense, the largest component of DD&A, was $0.47 per mcfe in 2020 compared to $0.63 per mcfe in 2019. We have historically adjusted our depletion rates in the fourth quarter of each year based on our year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. We currently expect our DD&A rate to be approximately $0.47 per mcfe in 2021, based on our current production estimates. In areas where we are actively drilling, our fourth quarter adjusted 2020 depletion rates were lower than the fourth quarter 2019. The decrease in DD&A per mcfe in 2020 when compared to 2019 is due to the mix of our production from our properties with lower depletion rates and asset sales. The following table summarizes DD&A expenses per mcfe for the last two years:

	Year Ended December 31,
	2020	2019	Change	% Change
Depletion and amortization	$0.47	$0.63	$(0.16)	(25%)
Depreciation	—	0.01	(0.01)	(100%)
Accretion and other	0.01	0.02	(0.01)	(50%)
Total DD&A expenses	$0.48	$0.66	$(0.18)	(27%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing, exploration, abandonment and impairment of unproved properties, exit and termination costs, deferred compensation plan, gain on early extinguishment of debt and impairment of proved properties and other assets.

The following table details stock-based compensation that is allocated to functional expense categories for the last two years (in thousands):

	2020	2019
Direct operating expense	$1,078	$1,928
Brokered natural gas and marketing expense	1,416	1,856
Exploration expense	1,279	1,566
General and administrative expense	32,905	35,061
Termination costs	2,165	1,971
Total stock-based compensation	$38,843	$42,382

Stock-based compensation includes the amortization of restricted stock and PSUs grants.

Brokered natural gas and marketing expense was $188.3 million in 2020 compared to $359.9 million in 2019. We enter into purchase transactions with third parties and separate sale transactions with third parties at different times to satisfy unused capacity commitments. The decrease in these costs reflects lower broker purchase volumes and lower purchase prices. The following table details our brokered natural gas, marketing and other net margin which includes the net effect of these third-party transactions for the two-year period ended December 31, 2020 (in thousands):

	2020	2019
Brokered natural gas sales	$160,122	$332,006
Brokered NGLs sales	3,776	1,661
Other marketing revenue	9,375	11,842
Brokered natural gas purchases and transportation	(175,039)	(347,448)
Brokered NGLs purchases	(4,691)	(1,592)
Other marketing expense	(8,586)	(10,852)
Net brokered natural gas and marketing net margin	$(15,043)	$(14,383)

Exploration expense was $32.7 million in 2020 compared to $36.7 million in 2019. Exploration expense in 2020 was lower compared to the prior year due to lower delay rentals and other costs and lower personnel costs. Stock-based compensation represents the amortization of equity stock grants as part of the compensation of our exploration staff. The following table details our exploration related expenses for the last two years (in thousands):

	Year Ended December 31,
	2020	2019	Change	% Change
Seismic	$1,761	$(482)	$2,243	465%
Delay rentals and other	21,187	26,137	(4,950)	(19%)
Personnel expense	7,539	9,473	(1,934)	(20%)
Stock-based compensation expense	1,279	1,566	(287)	(18%)
Exploratory dry hole expense	888	(11)	899	NM
Total exploration expense	$32,654	$36,683	$(4,029)	(11%)

Abandonment and impairment of unproved properties was $19.3 million in 2020 compared to $1.2 billion in 2019. In 2019, an impairment of $1.2 billion was recorded associated with our North Louisiana unproved property value allocated to previously acquired probable and possible reserves that we no longer had the intent to drill based on a shift in capital allocation which materially impacted our drilling inventory. Our North Louisiana assets were sold in August 2020. Impairment of individually insignificant unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. We assess individually significant unproved properties for impairment on a quarterly basis and recognize a loss where circumstances indicate impairment in value. In determining whether a significant unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property and the remaining months in the lease term for the property. In certain circumstances, our future plans to develop acreage may accelerate our impairment.

Exit and termination costs in 2020 were $547.4 million compared to $9.5 million in 2019. In August 2020, we completed the sale of our North Louisiana operations in a transaction that included the retention of certain related gathering, transportation and processing obligations extending until 2030. The present value of these estimated future obligations totaled $479.8 million and were recorded in third quarter 2020. In addition, we agreed to pay a midstream company $28.5 million to reduce our financial obligation related to the minimum volume commitments associated with this asset. In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania and we recorded $10.4 million of exit costs which represents the discounted present volume of our remaining obligations. The following table details our exit and termination costs for the last two years (in thousands):

	Year Ended December 31,
	2020	2019
Severance costs	$5,909	$7,535
Transportation contract capacity releases (including accretion of discount)	10,900	—
Divestiture contract obligation (including accretion of discount)	499,935	—
One-time minimum volume commitment contract payment	28,500	—
Stock-based compensation	2,165	1,971
	$547,409	$9,506

Deferred compensation plan expense was a loss of $12.5 million in 2020 compared to a gain of $15.5 million in 2019. Our stock price increased to $6.70 at December 31, 2020 from $4.85 at December 31, 2019. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Common shares are placed in the deferred compensation plan when granted.

Gain on early extinguishment of debt was $14.1 million in 2020 compared to $5.4 million in 2019. In 2020, we purchased for cash $1.0 billion aggregate principal amount of various senior and senior subordinated notes. An early cash tender of $20.4 million was paid to note holders who tendered their notes within the ten business day offer period. We recorded a loss on early extinguishment of debt of $25.5 million, net of transaction call premium costs and the expensing of the remaining deferred financing costs on the repurchased debt. Also in 2020, we purchased in the open market $161.0 million principal amount of various senior and senior subordinated notes. We recorded a gain on early extinguishment of debt of $39.6 million, net of transaction costs and the expensing of the remaining deferred financing costs. In 2019, we repurchased $201.6 million face value of our 5.75% senior notes due 2021, our 5.875% senior notes due 2022 and our 5.00% senior notes due 2022 at a discount and recorded a gain of $5.4 million on early extinguishment of debt after transaction costs and expensing the remaining deferred financing costs.

Impairment of proved properties and other decreased to $79.0 million in 2020 compared to $1.1 billion in 2019. We assess our long-lived assets whenever events or circumstances indicate the carrying value may not be recoverable. Fair value is generally determined using an income approach based on internal estimates of future production levels, prices, drilling and operating costs and discount rates. In some cases, we may also use a market approach, based on either anticipated sales proceeds less costs to sell or a market comparable sales price. The year ended December 31, 2019 included a $1.1 billion impairment related to our North Louisiana assets due to a shift in business strategy employed by management and the possibility of a divestiture of these assets. Early in 2020, we recognized additional impairment charges of $77.0 million related to these North Louisiana assets that reduced the carrying value to the anticipated sales proceeds which is a market approach. See Note 11 to our consolidated financial statements for additional details.

Income tax (benefit) expense was a benefit of $25.6 million in 2020 compared to $500.3 million in 2019. The 2020 decrease reflects a $1.5 billion improvement in our operating loss before income taxes when compared to 2019. The effective tax rate was 3.5% in 2020 compared to 22.6% in 2019. The 2020 and 2019 effective tax rates were different than the statutory tax rate due to state income taxes and other discrete tax items which are detailed below. For the year ended December 31, 2019, current income tax expense relates to state income taxes. The following table summarizes our tax activity for the last two years (in thousands):

	2020	2019
Total loss before income taxes	$(737,329)	$(2,216,588)
U.S. federal statutory rate	21%	21%
Total tax benefit at statutory rate	(154,839)	(465,483)

State and local income taxes, net of federal benefit	(38,413)	(83,348)
State rate and law change	(31,469)	(40,574)
Non-deductible executive compensation	474	474
Tax less than book equity compensation	4,933	4,625
Change in valuation allowances:
Federal valuation allowances & other	124,631	27,922
State valuation allowances & other	68,836	56,925
Permanent differences and other	295	(832)
Total benefit for income taxes	$(25,552)	$(500,291)
Effective tax rate	3.5%	22.6%

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

Management’s Discussion and Analysis of Financial Condition, Cash Flows, Capital Resources and Liquidity

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the last two years (in thousands):

	2020	2019
Sources of cash and cash equivalents
Operating activities	$268,680	$681,843
Disposal of assets	246,127	784,937
Borrowing on credit facility	2,076,000	2,311,000
New senior notes	850,000	—
Other	23,045	22,672
Total sources of cash and cash equivalents	$3,463,852	$3,800,452

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(405,617)	$(687,277)
Acreage purchases	(26,816)	(59,986)
Other property	(2,873)	(1,162)
Repayments on credit facility	(1,851,000)	(2,777,000)
Repayment of senior notes	(1,120,634)	(195,432)
Dividends paid	—	(20,070)
Repurchases of treasury stock	(22,992)	(6,908)
Other	(34,008)	(52,616)
Total uses of cash and cash equivalents	$(3,463,940)	$(3,800,451)

Cash flows from operating activities are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operating activities are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. We sell a portion of our production at the wellhead under floating market contracts. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Since year-end 2020, we have entered into additional natural gas and NGLs hedges for 2021. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. However, production receipts often lag payments to the counterparties. Any interim cash needs are funded by borrowings under the bank credit facility. As of December 31, 2020, we have entered into derivative agreements covering 419.8 Bcfe for 2021, not including our basis swaps.

Net cash provided from operating activities in 2020 was $268.7 million compared to $681.8 million in 2019. The decrease in cash provided from operating activities is the result of a 31% decrease in average realized prices (including all derivatives settlements and third-party transportation costs) and a 2% decrease in production volumes. Net cash provided from operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for 2020 was an outflow of $53.9 million compared to an inflow of $2.5 million for 2019.

Disposal of assets in 2020 included proceeds of $246.1 million primarily from the sale of our North Louisiana assets. Disposal of assets in 2019 included proceeds of $750.0 million from the sale, in three separate transactions, of a proportionately reduced 2.5% overriding royalty in our Washington County, Pennsylvania leases and $34.0 million of proceeds from the sale of unproved property in Pennsylvania.

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

	2020	2019
Appalachian	$378,509	$604,721
North Louisiana	1,987	65,846
Total	380,496	670,567
Change in capital expenditure accrual for proved properties	25,121	16,710
Additions to natural gas and oil properties	$405,617	$687,277

Repayment of senior notes for 2020 includes open market purchases of $161.0 million aggregate principal amount of various senior and senior subordinated notes due 2021, 2022 and 2023. In addition, 2020 also included two transactions where we repurchased $1.0 billion aggregate principal amount of various senior and senior subordinated notes due 2021, 2022 and 2023 where we paid an early cash tender to those note holders who tendered their notes within a ten business day offer period. By comparison, 2019 included open market purchases of $101.8 million principal amount of our 5.75% senior notes due 2021, $68.1 million principal amount of our 5.00% senior notes due 2022 and $31.6 million principal amount of our 5.875% senior notes due 2022.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Sources of Cash

We currently expect our 2021 capital program to be funded by cash flows from operations with any remaining needs being funded by borrowings under our credit facility. During the year ended December 31, 2020, we generated $268.7 million of cash flows from operating activities. As of December 31, 2020, the remaining available borrowing capacity under our bank credit facility was $1.4 billion; however, our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. In early January 2021, we issued $600.0 million aggregate principal amount of new senior notes due 2029, with the proceeds used to reduce our bank credit facility balance.

Although we expect cash flows and capacity under the existing credit facility to be sufficient to fund our expected 2021 capital program, we may also elect to raise funds through new debt or equity offerings or from other sources of financing. Future downgrades in our credit ratings could make it more difficult or expensive for us to borrow additional funds. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events and fluctuations in commodity prices, operating costs and volumes produced, all of which affect us and our industry. We have no control over market prices for natural gas, NGLs or oil, although we may be able to influence the amount of realized revenues through the use of derivative contracts as part of our commodity price risk management.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets and has a maturity date of April 13, 2023. As of December 31, 2020, we maintain a borrowing base of $3.0 billion and aggregate lender commitments of $2.4 billion. We also have undrawn letters of credit of $334.6 million.

The borrowing base is subject to regular, semi-annual redeterminations and is dependent on a number of factors but primarily the lender’s assessment of future cash flows. The next scheduled borrowing base redetermination is during the spring of 2021. In addition, we expect to complete our renegotiation of a new credit facility by first quarter 2022 and, although we are confident we will be able to secure the appropriate size facility to provide us with sufficient access to liquidity, the new terms or the size of a new credit facility are uncertain. We must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that we maintain certain financial ratios (as defined in our bank credit agreement). We were in compliance with all such covenants at December 31, 2020.

Our daily weighted-average bank credit facility debt balance was $656.7 million for the year ended December 31, 2020 compared to $763.2 million for the year ended December 31, 2019. Borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit facility agreement) plus a spread ranging from 0.25% to 1.25% or at the LIBOR Rate (as defined in the bank credit facility agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.

Uses of Cash

We use cash for the development, exploration and acquisition of natural gas and oil properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest. Expenditures for the development, exploration and acquisition of natural gas and oil properties are the primary use of our capital resources. During 2020, we spent $435.3 million on capital expenditures as reported in our consolidated statement of cash flows. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As part of our strategy for 2021, we will continue to focus on improving our debt metrics.

Proved Reserves

To maintain and grow production and cash flow, we must continue to develop existing proved reserves and locate or acquire new natural gas, NGLs and oil reserves. The following is a discussion of proved reserves, reserve additions and revisions and future net cash flows from proved reserves.

	Year End December 31,
	2020	2019
	(Mmcfe)
Proved Reserves:
Beginning of year	18,191,583	18,072,406
Reserve additions	1,264,283	1,161,274
Reserve revisions	(608,211)	303,068
Sales	(828,085)	(511,811)
Production	(816,456)	(833,354)
End of year	17,203,114	18,191,583
Proved Developed Reserves:
Beginning of year	9,902,467	9,756,870
End of year	9,792,540	9,902,467

Our proved reserves at year-end 2020 were 17.2 Tcfe compared to 18.2 Tcfe at year-end 2019. Natural gas comprised approximately 65% of our proved reserves at year-end 2020, 2019 and 2018.

Reserve Additions and Revisions. During 2020, we added 1.3 Tcfe of proved reserves from drilling activities and evaluation of proved areas in Pennsylvania. Approximately 80% of the 2020 reserve additions are attributable to natural gas. Included in 2020 proved reserves is a total of 509.9 Mmbbls of ethane reserves (2,256 Bcfe) in the Marcellus Shale, which represents reserves that match volumes delivered under our existing long-term, extendable contracts. Revisions of previous estimates of a negative 608.2 Bcfe includes 961.1 Bcfe reserves reclassified to unproved because of previously planned wells not expected to be drilled within the original five year development horizon, negative pricing revisions of 67.9 Bcfe somewhat offset by positive performance revisions of 420.8 Bcfe. During 2019, we added 1.2 Tcfe of proved reserves from drilling activities and evaluation of proved areas in the Marcellus Shale. Approximately 83% of 2019 reserve additions was attributable to natural gas. Included in 2019 proved reserves is a total of 475.0 Mmbbls of ethane reserves (2,102 Bcfe) in the Marcellus Shale, which represents reserves that match volumes delivered under our existing long-term, extendable contracts. Revisions of previous estimates of 303.1 Bcfe includes positive performance revisions of 922.2 Bcfe somewhat offset by 601.3 Bcfe reserves reclassified to unproved due to drilling plans and negative pricing revisions of 17.8 Bcfe.

Sales. In 2020, we sold 828.1 Bcfe of reserves related to the sale of our North Louisiana assets. In 2019, we sold 511.8 Bcfe of reserves in Pennsylvania.

Future Net Cash Flows. At December 31, 2020, the present value (discounted at 10%) of estimated future net cash flows from our proved reserves was $3.0 billion. The present value of our estimated future net cash flows at December 31, 2019 was $7.6 billion. This present value was calculated based on the unweighted average first-day-of-the-month oil and gas prices for the prior twelve months held flat for the life of the reserves, in accordance with SEC rules. At December 31, 2020, the after-tax present value of estimated future net cash flows from our proved reserves was $2.8 billion compared to $6.6 billion at December 31, 2019.

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

Capitalization and Dividend Payments

As of December 31, 2020 and 2019, our total debt and capitalization were as follows (in thousands):

	2020	2019
Bank debt	$693,123	$464,319
Senior notes	2,355,223	2,659,844
Senior subordinated notes	37,261	48,774
Total debt	3,085,607	3,172,937
Stockholders’ equity	1,637,535	2,347,488
Total capitalization	$4,723,142	$5,520,425
Debt to capitalization ratio	65.3%	57.5%

The amount of future dividends is subject to declaration by the board of directors and primarily depends on earnings, capital expenditures and various other factors. In 2019, we paid $20.1 million in dividends to our stockholders ($0.02 per share per quarter). In January 2020, we announced that the board had suspended the dividend on our common stock.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations, and transportation, gathering and processing commitments. As of December 31, 2020, we do not have any capital leases or any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of December 31, 2020, we had a total of $334.6 million of letters of credit outstanding under our bank credit facility. The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2020. In addition to the contractual obligations listed on the table below, our consolidated balance sheet at December 31, 2020 reflects accrued interest payable on our bank debt of $2.5 million, which is payable in first quarter 2021. We expect to make interest payments through the end of each note maturity, based upon the amounts outstanding at December 31, 2020, of $2.6 million on our 5.75% senior and senior subordinated notes, $36.0 million on our 5.00% senior and senior subordinated notes, $36.6 million on our 4.875% senior notes, $2.9 million on our 5.875% senior notes and $78.6 million on our 9.25% senior notes.

The following summarizes our contractual financial obligations at December 31, 2020 and their future maturities. We expect to fund these contractual obligations with cash generated from operating activities, borrowings under our bank credit facility, additional debt issuances and proceeds from asset sales (in thousands).

	Payment due by period
	2021	2022	2023	2024 and 2025	Thereafter	Total
Debt:
Bank debt due 2023 (a)	$—	$—	$702,000	$—	$—	$702,000
5.75% senior subordinated notes due 2021	19,896	—	—	—	—	19,896
5.0% senior subordinated notes due 2022	—	9,730	—	—	—	9,730
5.0% senior subordinated notes due 2023	—	—	7,712	—	—	7,712
5.75% senior notes due 2021	25,496	—	—	—	—	25,496
5.00% senior notes due 2022	—	169,589	—	—	—	169,589
5.00% senior notes due 2023	—	—	532,335	—	—	532,335
5.875% senior notes due 2022	—	49,018	—	—	—	49,018
4.875% senior notes due 2025	—	—	—	750,000	—	750,000
9.25% senior notes due 2026	—	—	—	—	850,000	850,000
Other obligations:
Operating leases, net	26,516	20,757	6,866	12,936	8,795	75,870
Software licenses and other	1,402	943	580	—	—	2,925
Derivative obligations (b)	26,707	9,746	—	—	—	36,453
Transportation and gathering commitments (c)	837,792	818,569	782,130	1,447,231	4,138,532	8,024,254
Divestiture contract obligation (d)	92,593	74,942	62,639	101,745	152,176	484,095
Asset retirement obligation liability (d)	6,689	52	11	—	73,070	79,822
Total contractual obligations (e)	$1,037,091	$1,153,346	$2,094,273	$2,311,912	$5,222,573	$11,819,195
(a)

Due at termination date of our bank credit facility. Interest paid on our bank credit facility would be approximately $15.8 million each year assuming no change in the interest rate or outstanding balance.

(b)

Derivative obligations represent net liabilities determined in accordance with master netting arrangements for commodity derivatives that were valued as of December 31, 2020. Our derivatives are measured and recorded at fair value and are subject to market and credit risk. The ultimate liquidation value will be dependent upon actual future commodity prices which may differ materially from the inputs used to determine fair valued as of December 31, 2020. See Note 10 to our consolidated financial statements.

(c)	The obligations above represent our minimum financial commitments pursuant to the terms of these contracts. Our actual expenditures may exceed these minimum commitments.
(d)

The amounts above represent the discounted values. There are inherent uncertainties surrounding the obligations and the actual amount and timing may differ from our estimates. See Note 9 and Note 15 to our consolidated financial statements.

(e)	This table excludes the liability for the deferred compensation plans since these obligations will be funded with existing plan assets and does not include obligations to taxing authorities.

In addition to the amounts included in the above table, we have entered into an additional agreement which is contingent on certain pipeline modifications and/or construction for natural gas volumes of 25,000 mcf per day and is expected to begin in 2022 with a six-year term.

Delivery Commitments

We have various volume delivery commitments that are related to our Marcellus Shale properties. We expect to be able to fulfill our contractual obligations from our own production; however, we may purchase third-party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2020, our delivery commitments through 2031 were as follows:

Year Ending December 31,	Natural Gas (mmbtu per day)	Ethane and Propane (bbls per day)
2021	476,877	35,000
2022	477,679	35,000
2023	292,423	35,000
2024	211,216	35,000
2025	170,000	35,000
2026	158,301	35,000
2027	100,000	35,000
2028	100,000	35,000
2029	100,000	20,000
2030-2031	—	20,000

In addition to the amounts included in the above table, we have contracted with a pipeline company through 2035 to deliver ethane production volumes from our Marcellus Shale wells. These agreements and related fees, which are contingent upon facility construction and/or modification, are for 3,000 bbls per day starting in 2021 and increasing to 18,000 bbls per day in 2027 and to 25,000 bbls per day in 2029 through 2033 and declining to 10,000 bbls per day for the remainder of the term.

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

Interest Rates

At December 31, 2020, we had $3.1 billion of debt outstanding. Of this amount, $2.4 billion bears interest at fixed rates averaging 6.5%. Bank debt totaling $702.0 million bears interest at floating rates, which averaged 2.3% at year-end 2020. The 30-day LIBOR rate on December 31, 2020 was 0.1%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2020 would cost us approximately $7.0 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resources position. However, as is customary in the natural gas and oil industry, we have various contractual work commitments which are described above under cash contractual obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs in 2021 to continue to be a function of supply and demand. Natural gas, NGLs and oil prices have remained volatile and unpredictable. However, we continue to focus on improving our cost structure.

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

Proved reserves are defined by the SEC as those volumes of natural gas, NGLs, condensate and crude oil that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include reserves for which a development plan has been adopted indicating each location is scheduled to be drilled within five years from the date it was booked as proved reserves, unless specific circumstances justify a longer time. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in natural gas, NGLs and oil prices can lead to a decision to start up or shut in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in our depletion rates. We cannot predict what reserve revisions may be required in future periods. Reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, who reports directly to our President and Chief Executive Officer. To further ensure the reliability of our reserve estimates, we engage independent petroleum consultants to audit our estimates of proved reserves. Estimates prepared by third parties may be higher or lower than those included herein. Independent petroleum consultants audited approximately 97% of our reserves in 2020 compared to 90% in 2019. Historical variances between our reserve estimates and the aggregate estimates of our consultants have been less than 5%. The reserves included in this report are those reserves estimated by our petroleum engineering staff. For additional discussion, see Items 1 & 2. Business and Properties – Proved Reserves.

Reserves are based on the weighted average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC. When determining the December 31, 2020 proved reserves for each property, benchmark prices are adjusted using price differentials that account for property-specific quality and location differences. If prices in the future average below prices used to determine reserves at December 31, 2020, it could have an adverse effect on our estimates of proved reserves. It is difficult to estimate the magnitude of any potential price change and the effect on proved reserves due to numerous factors (including commodity prices and performance revisions).

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the capitalized costs. While total depletion expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in the timing of when depletion expense is recognized. Downward revisions of proved reserves may result in an acceleration of depletion expense, while upward revisions tend to lower the rate of depletion expense recognition. Based on proved reserves at December 31, 2020, we estimate that a 1% change in proved reserves would increase or decrease 2021 depletion expense by approximately $4.0 million (based on current production estimates). Estimated reserves are used as the basis for calculating the expected future cash flows from property asset groups, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to natural gas and oil producing activities and reserve quantities in Note 19 to our consolidated financial statements. Changes in the estimated reserves are considered a change in estimate for accounting purposes and are reflected on a prospective basis. It should not be assumed that the standardized measure is the current market value of our estimated proved reserves.

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

Significant uses of fair value measurement include:

•	impairment assessments of long-lived assets,
•	recorded value of derivative instruments and
•	recorded retained liabilities.

The need to test long-lived assets for impairment can be based on several indicators, including a significant reduction in commodity prices, reductions to our capital budget, unfavorable adjustments to reserves, significant changes in the expected timing of production, other changes to contracts or changes in the regulatory environment in which a property is located.

Exit Cost Estimates

Our consolidated balance sheet includes accrued exit cost liabilities primarily related to retained gathering, processing and transportation contracts in Louisiana. Inherent in the fair value calculation of these exit costs associated with our North Louisiana divestiture are numerous assumptions and judgments including the ultimate amounts to be paid, the credit-adjusted discount rates, the development plans of the buyer and our probability weighted forecast of those drilling plans, market conditions and the ultimate usage by the buyer of each facility included in the agreement. A significant portion of this obligation is a gas processing agreement that includes a deficiency payment if the minimum volume commitment is not met and we must assess the likelihood and amount of production volumes flowing to this facility. In addition, our agreement includes additional transportation agreements that are based on contractual rates applied to a minimum volume usage. We have made significant judgments and estimates regarding the timing and amount of these liabilities. We based our initial fair value estimate on assumptions we believe to be reasonable and likely to occur. An estimate of the sensitivity to changes in assumptions in our undiscounted cash flow calculations is not practical, given the numerous assumptions that can affect our estimates. For example, changes in our assumptions, such as a reduction in utilization of processing capacity, could have resulted in a higher exit cost accrual. We continue to regularly monitor our estimates and in the future may be required to adjust our estimates based on facts and circumstances. See Note 11 and Note 16 to our consolidated financial statements for a further discussion of these costs.

Impairment Assessments of Natural Gas and Oil Properties

Long-lived assets in use are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. For purposes of an impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is field-by-field, in certain instances, by logical grouping of assets if there is significant shared infrastructure or contractual terms that cause economic interdependency amongst separate, discrete fields. If the sum of the undiscounted estimated cash flows from the use of the asset group and its eventual disposition is less than the carrying value of an asset group, the carrying value is written down to the estimated fair value. During 2019, a change in business strategy employed by management in North Louisiana and the possibility of a divestiture of these assets triggered an assessment of these long-lived assets for impairment. We estimated the fair values using a discounted net cash flow model or an income approach and we recognized an impairment. As of December 31, 2020, our estimated undiscounted cash flows relating to our remaining long-lived assets significantly exceeded their carrying values. See Note 11 to the consolidated financial statements for discussion of impairments recorded in the last three years and the related fair value measurements.

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

Derivative Instruments

All derivative instruments are recorded on our consolidated balance sheets as either an asset or a liability measured at its fair value. Fair value measurements for all of our derivatives are based upon, among other things, option pricing models, futures, volatility, time to maturity and credit risk and are discussed in Note 11 to our consolidated financial statements. We regularly validate our fair value measurements through the review of counterparty statements, by corroborating original sources of inputs and monitoring changes in valuation methods and assumptions. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Income Taxes

We are subject to income and other taxes in all areas in which we operate. For financial reporting purposes, we provide taxes at rates applicable for the appropriate tax jurisdictions. Estimates of amounts of income tax to be recorded involve interpretation of complex tax laws.

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

In assessing the potential realization of deferred tax assets, management must consider whether it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment and judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. As a result, we may determine that an additional deferred tax asset valuation allowance should be established. In determining whether a valuation allowance is required for our deferred tax asset balances, we consider, among other factors, current financial position, results of operations, projected future taxable income, tax planning strategies and new legislation. Significant judgment is involved in this determination as we are required to make assumptions about future commodity prices, projected production, development activities, profitability of future business strategies and forecasted economics in the oil and gas industry. Additionally, changes in the effective tax rate resulting from changes in tax law and our level of earnings may limit utilization of deferred tax assets and will affect valuation of deferred tax balances in the future. Changes in judgment regarding future realization of deferred tax assets may result in a reversal of all or a portion of the valuation allowance. In the period that determination is made, our net income will benefit from a lower effective tax rate.

We believe our net deferred tax assets, after valuation allowances, will ultimately be realized. During 2020, we increased our valuation allowances against our state net operating loss carryforwards, basis differences and credits from $158.3 million as of December 31, 2019 to $226.5 million as of December 31, 2020. The federal valuation allowances increased from $32.5 million as of December 31, 2019 to $152.5 million as of December 31, 2020. See Note 6 to our consolidated financial statements for further information concerning our income taxes.

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

None that are expected to have a material impact.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices as the volatility of these prices continues to impact our industry. We expect commodity prices to remain volatile and unpredictable in the future. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. We are at risk for changes in the fair value of all of our derivative instruments; however, such risk should be mitigated by price changes related to the underlying commodity transaction. While the use of derivative instruments could materially affect our results of operations in a particular quarter or annual period, we believe that the use of these instruments will not have a material adverse effect on our financial position or liquidity. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas prices affect us more than oil prices because approximately 65% of our December 31, 2020 proved reserves were natural gas compared to 2% of proved reserves were oil. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2019 to December 31, 2020.

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

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program may also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into combined natural gas derivative instruments containing a fixed price swap and a sold option to extend the term or expand the volume (which we refer to as a swaption). The swap price is a fixed price determined at the time of the swaption contract. If the option is exercised, the contract will become a swap treated consistently with our fixed-price swaps. Our program may also include a three-way collar which is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the ceiling price while the purchased put establishes the floor price unless the market price for the commodity falls below the sold put stock price. At December 31, 2020, our derivatives program includes swaps, swaptions, collars and calls. These contracts expire monthly through December 2021. Their fair value, represented by the estimated amount that would be realized upon immediate liquidation as of December 31, 2020, approximated a net derivative liability of $18.0 million compared to a net derivative asset of $126.7 million at December 31, 2019. This change is primarily related to the settlements of derivative contracts during 2020 and to the natural gas, NGLs and oil futures prices as of December 31, 2020 in relation to the new commodity derivative contracts we entered into during 2020 for 2021. At December 31, 2020, the following commodity derivative contracts were outstanding, excluding our basis and freight swaps and divestiture contingent consideration, which are separately discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price				Fair Market Value
			Swap	Sold Put	Floor	Ceiling	(in thousands)

Natural Gas (1)
2021	Swaps	550,000 Mmbtu/day	$2.77				$23,439
January-October, 2021	Collars	342,237 Mmbtu/day			$ 2.51	$ 3.00	$7,016
2021	Three-way Collars	240,000 Mmbtu/day		$ 1.99	$ 2.33	$ 2.60	$(17,818)

Crude Oil
2021	Swaps	3,479 bbls/day	$46.11				$(3,006)

NGLs (C3-Propane)
January-June 2021	Swaps	6,972 bbls/day	$0.55/gallon				$(8,243)
January-June 2021	Collars	5,000 bbls/day			$ 0.50/gallon	$ 0.60/gallon	$(3,086)

NGLs (NC4-Normal Butane)
January-March 2021	Swaps	2,000 bbls/day	$0.71/gallon				$(651)
January-March 2021	Collars	1,000 bbls/day			$ 0.60/gallon	$0.70/gallon	$(401)

NGLs (C5-Natural Gasoline)
January-September 2021	Swaps	2,821 bbls/day	$0.92/gallon				$(4,897)
January-March 2021	Calls	1,000 bbls/day	$0.95/gallon				$(546)

(1) We also sold natural gas call swaptions of 280,000 Mmbtu/day for 2022 at a weighted average price of $2.81 per Mmbtu. The fair value of these swaptions at December 31, 2020 was a net derivative liability of $9.8 million.

Other Commodity Risk

We are impacted by basis risk as natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. In addition to the derivative contracts above, we have entered into natural gas basis swap agreements. The price we receive for our natural gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into basis swap agreements that effectively lock in the basis adjustments. The fair value of the natural gas basis swaps, which expire monthly through December 2024, was a net derivative asset of $3.7 million at December 31, 2020 and the volumes are for 180,510,000 Mmbtu.

As of December 31, 2020, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly in 2021 and the fair value of these contracts was a net derivative asset of $794,000 on December 31, 2020.

In connection with our international propane swaps, at December 31, 2020, we had freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange. These contracts settle monthly and cover 5,000 metric tons in second quarter 2021 and 10,000 metric tons for the remainder of the year with a fair value net derivative asset of $1.1 million on December 31, 2020.

We have the right to receive contingent consideration in conjunction with the sale our North Louisiana assets of up to $90.0 million based on future realization of natural gas and oil prices based on published indexes and realized NGLs prices of the buyer for the years 2021, 2022 and 2023. The fair value of this instrument on December 31, 2020 was a derivative asset of $16.0 million.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivative contracts and the hypothetical change in fair value that would result from a 10% and a 25% change in commodity prices at December 31, 2020. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change In Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$6,642	$(66,854)	$(167,136)	$66,854	$167,136
Calls	(546)	(382)	(982)	333	529
Collars	3,529	(20,466)	(53,988)	22,409	58,371
Three-way collars	(17,818)	(17,369)	(47,988)	15,152	33,871
Basis swaps	4,491	6,411	16,028	(6,411)	(16,028)
Swaptions	(9,803)	(11,330)	(38,694)	6,046	9,201
Freight swaps	1,104	464	1,161	(464)	(1,161)
Divestiture contingent consideration	15,960	5,850	14,650	(5,200)	(11,000)

Counterparty Risk

Our commodity-based contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified among major investment grade financial institutions and commodity traders and we have master netting agreements with the majority of our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At December 31, 2020, our derivative counterparties include twenty financial institutions, of which all but five are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While counterparties are major investment grade financial institutions and large commodity traders, the fair value of our derivative contracts have been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Our propane sales from the Marcus Hook facility near Philadelphia are short-term and are to a single purchaser. Ethane sales from Marcus Hook are to a single international customer bearing a credit rating similar to Range.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate publicly traded debt and variable rate bank debt. At December 31, 2020, we had $3.1 billion of debt outstanding. Of this amount, $2.4 billion bears interest at a fixed rate averaging 6.5%. Bank debt totaling $702.0 million bears interest at floating rates, which was 2.3% at December 31, 2020. On December 31, 2020, the 30-day LIBOR rate was 0.1%. A 1% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2020 would cost us approximately $7.0 million in additional annual interest expense. Our sensitivity to interest rate movements and corresponding changes in the fair value of our fixed rate debt affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices different than carrying value. See Note 8 to our consolidated financial statements for more information about our new senior notes.

The fair value of our senior and subordinated debt is based on year-end December 2020 quoted market prices. The following table presents information on these fair values (in thousands):

	Carrying Value	Fair Value
Fixed rate debt:
Senior Subordinated Notes due 2021	$19,896	$19,589
(The interest rate is fixed at a rate of 5.75%)
Senior Subordinated Notes due 2022	9,730	9,247
(The interest rate is fixed at a rate of 5.00%)
Senior Subordinated Notes due 2023	7,712	6,604
(The interest rate is fixed at a rate of 5.00%)
Senior Notes due 2021	25,496	25,474
(The interest rate is fixed at a rate of 5.75%)
Senior Notes due 2022	169,589	170,128
(The interest rate is fixed at a rate of 5.00%)
Senior Notes due 2022	49,018	48,961
(The interest rate is fixed at a rate of 5.875%)
Senior Notes due 2023	532,335	521,699
(The interest rate is fixed at a rate of 5.00%)
Senior Notes due 2025	750,000	707,918
(The interest rate is fixed at a rate of 4.875%)
Senior Notes due 2025	850,000	888,208
(The interest rate is fixed at a rate of 9.25%)
	$2,413,776	$2,397,828

63

Item 8. financial statements and supplementary data

RANGE RESOURCES CORPORATION

Management’s Report on Internal Control over Financial Reporting

To the Stockholders of Range Resources Corporation:

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and presentation of consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, these controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, which was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As part of our annual assessment, management has concluded that we did not design and maintain effective internal controls over the completeness and accuracy of the accounting for changes in the tax law. Specifically, we did not design controls to adequately assess certain new tax laws and accurately apply any necessary modifications to our calculations. This resulted in a material error in our interim financial information as presented in and filed with each of our Quarterly Reports on Form 10-Q during 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that the gap in our design of controls to adequately review the assessment of certain new tax laws and accurately apply any necessary modifications to our calculations is a material weakness.

As discussed in Note 18 to our consolidated financial statements, during the interim reporting periods of 2020, we did not record the appropriate quarterly deferred income tax expense or benefit and associated impacts to deferred tax liabilities which resulted in an error in our interim financial statements. The resulting impacts to our previously recorded amounts are described in Note 18.

Based upon our current assessment, which considered the material weakness described above, our management concluded that our internal control over financial reporting was not effective at December 31, 2020.

Management’s Plan for Remediation of the Material Weakness

In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, management has corrected the error in its interim financial statements. Management is currently evaluating remediation activities related to our income tax processes that will include, but are not limited to the following (i) enhancing and developing a more comprehensive review process and monitoring controls related to new tax laws or the modifications of existing tax laws and (ii) continuing to provide income tax training and development to tax personnel.

The remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment and will be subject to ongoing senior management review, as well as Audit Committee oversight. We plan to complete this remediation process as quickly as possible. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Ernst and Young LLP, our independent registered public accounting firm, audited our financial statements included in this annual report and has issued an attestation report on our internal control over financial reporting as of December 31, 2020. Their report appears on the following page.

By:	/s/ JEFFREY L. VENTURA	By:	/s/ Mark S. scucchi
	Jeffrey L. Ventura		Mark S. Scucchi
	Chief Executive Officer and President		Senior Vice President and Chief Financial Officer

Fort Worth, Texas

February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Range Resources Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Range Resources Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Range Resources Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management did not design and maintain effective controls over the completeness and accuracy of accounting for changes in tax law.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 23, 2021 which expressed an unqualified opinion thereon.

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

February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Range Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Range Resources Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an adverse opinion thereon.

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

Description of the Matter How We Addressed the Matter in Our Audit

Depletion, depreciation, and amortization of proved natural gas and oil properties

At December 31, 2020, the net book value of the Company’s proved natural gas and oil properties totaled $4.8 billion and depletion, depreciation and amortization expense (“DD&A”) was $394 million for the year then ended. As described in Note 2, proved natural gas and oil properties are accounted for under the successful efforts method of accounting. DD&A for proved properties, including other property and equipment such as gathering lines related to natural gas and oil producing activities, is provided using the units of production method based on proved natural gas and oil reserves, as estimated by the Company’s petroleum engineering staff. Proved natural gas and oil reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Significant judgment is required by the Company’s petroleum engineering staff in evaluating geological and engineering data when estimating proved natural gas and oil reserves. Estimating reserves also requires the selection of inputs, including natural gas and oil price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating natural gas and oil reserves, management used independent petroleum consultants to audit approximately 97% of the proved reserve estimates prepared by the Company’s petroleum engineering staff as of December 31, 2020.

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

Description of the Matter How We Addressed the Matter in Our Audit

Divestiture contract obligation

As described in Note 16 to the consolidated financial statements, the Company completed the sale of its North Louisiana assets and retained certain gathering, transportation and processing obligations which extend through 2030. The Company recorded an obligation and exit and termination costs of $479.8 million for the estimated fair value of the divestiture contract obligation.

Auditing the Company’s valuation of the divestiture contract obligation was complex because of the significant estimation required by management to determine the fair value which is sensitive to the significant underlying assumptions. The Company used a probability weighted discounted cash flow model to determine the fair value of the divestiture contract obligation, including assumptions about future market and economic conditions as well as unobservable assumptions regarding the development plans of the buyer. Significant assumptions used in the Company’s fair value estimate included (i) the credit-adjusted discount rate and (ii) estimates of the timing and amount of future payments under the retained obligation which are based upon future production volumes of the buyer forecasted by the Company’s petroleum engineering staff, the buyer’s usage of processing facilities, and the probability weighted outcomes of future development plans of the buyer.

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to determine the fair value of the liability. This included controls over management’s review of the significant assumptions underlying the fair value determination, their considerations of the sensitivity of certain assumptions, as well as the completeness and accuracy of the data used in the determination of the fair value.

Our audit procedures included, among others, evaluating the significant assumptions and testing the completeness and accuracy of underlying data used in the calculation of the fair value, assessing the consistency of the calculations with underlying contractual terms, identifying corroborative and contrary comparisons to historical experience and performing sensitivity analyses of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions and recalculating management’s estimate. We considered the professional qualifications and objectivity of the individual primarily responsible for overseeing the preparation of the reserve estimates used in the valuation by the petroleum engineering staff. We also involved valuation specialists to assist in our evaluation of the credit-adjusted discount rate used to determine the fair value of the liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Fort Worth, Texas

February 23, 2021

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$458	$546
Accounts receivable, less allowance for doubtful accounts of $3,004 and $8,784	252,642	272,900
Derivative assets	23,332	136,848
Prepaid and other current assets	13,408	17,508
Total current assets	289,840	427,802
Derivative assets	16,680	706
Natural gas and oil properties, successful efforts method	9,751,114	10,213,737
Accumulated depletion and depreciation	(4,064,305)	(4,172,702)
	5,686,809	6,041,035
Other property and equipment	79,878	102,083
Accumulated depreciation and amortization	(75,717)	(96,708)
	4,161	5,375
Operating lease right-of-use assets	63,581	62,053
Other assets	75,865	75,432
Total assets	$6,136,936	$6,612,403

Liabilities
Current liabilities:
Accounts payable	$132,421	$155,341
Asset retirement obligations	6,689	2,393
Accrued liabilities	348,333	356,392
Accrued interest	54,742	39,299
Derivative liabilities	26,707	13,119
Divestiture contract obligation	92,593	—
Current maturities of long-term debt	45,356	—
Total current liabilities	706,841	566,544
Bank debt	693,123	464,319
Senior notes	2,329,745	2,659,844
Senior subordinated notes	17,384	48,774
Deferred tax liabilities	135,267	160,196
Derivative liabilities	9,746	949
Deferred compensation liabilities	81,481	64,070
Operating lease liabilities	43,155	41,068
Asset retirement obligations and other liabilities	91,157	259,151
Divestiture contract obligation	391,502	—
Total liabilities	4,499,401	4,264,915
Commitments and contingencies

Stockholders' Equity
Preferred stock, $1 par 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par 475,000,000 shares authorized, 256,353,887 issued
at December 31, 2020 and 251,438,936 issued at December 31, 2019	2,563	2,514
Common stock held in treasury, at cost, 10,005,795 shares at December 31, 2020 and 1,808,133
shares at December 31, 2019	(30,132)	(7,236)
Additional paid-in capital	5,684,268	5,659,832
Accumulated other comprehensive loss	(479)	(788)
Retained deficit	(4,018,685)	(3,306,834)
Total stockholders' equity	1,637,535	2,347,488
Total liabilities and stockholders' equity	$6,136,936	$6,612,403

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Revenues and other income:
Natural gas, NGLs and oil sales	$1,607,713	$2,255,425	$2,851,077
Derivative fair value income (loss)	187,711	226,681	(51,192)
Brokered natural gas, marketing and other	173,273	345,509	482,760
Total revenues and other income	1,968,697	2,827,615	3,282,645

Costs and expenses:
Direct operating	92,157	136,276	139,531
Transportation, gathering, processing and compression	1,088,490	1,199,297	1,117,816
Production and ad valorem taxes	24,617	37,967	46,149
Brokered natural gas and marketing	188,316	359,892	496,047
Exploration	32,654	36,683	34,117
Abandonment and impairment of unproved properties	19,334	1,235,342	514,994
General and administrative	159,415	181,109	209,812
Exit and termination costs	547,409	9,506	(373)
Deferred compensation plan	12,541	(15,472)	(18,631)
Interest	192,667	194,285	210,209
Gain on early extinguishment of debt	(14,068)	(5,415)	—
Depletion, depreciation and amortization	394,330	548,843	635,467
Impairment of proved properties and other assets	78,955	1,095,634	22,614
Impairment of goodwill	—	—	1,641,197
(Gain) loss on the sale of assets	(110,791)	30,256	10,666
Total costs and expenses	2,706,026	5,044,203	5,059,615

Loss before income taxes	(737,329)	(2,216,588)	(1,776,970)
Income tax (benefit) expense:
Current	(523)	6,147	—
Deferred	(25,029)	(506,438)	(30,489)
	(25,552)	(500,291)	(30,489)

Net loss	$(711,777)	$(1,716,297)	$(1,746,481)

Net loss per common share:
Basic	$(2.95)	$(6.92)	$(7.10)
Diluted	$(2.95)	$(6.92)	$(7.10)

Weighted average common shares outstanding:
Basic	241,373	247,970	246,171
Diluted	241,373	247,970	246,171

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(711,777)	$(1,716,297)	$(1,746,481)
Other comprehensive loss:
Postretirement benefits:
Actuarial gain (loss)	39	(532)	526
Amortization of prior service costs	369	369	369
Income tax (expense) benefit	(99)	33	(221)
Total comprehensive loss	$(711,468)	$(1,716,427)	$(1,745,807)

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018

Operating activities:
Net loss	$(711,777)	$(1,716,297)	$(1,746,481)
Adjustments to reconcile net loss to net cash provided from
operating activities:
Deferred income tax benefit	(25,029)	(506,438)	(30,489)
Depletion, depreciation and amortization and impairment of proved properties	473,285	1,644,477	658,081
Impairment of goodwill	—	—	1,641,197
Exploration dry hole costs	888	(11)	4
Abandonment and impairment of unproved properties	19,334	1,235,342	514,994
Derivative fair value (income) loss	(187,711)	(226,681)	51,192
Cash settlements on derivative financial instruments	322,629	188,384	(131,522)
Divestiture contract obligation	499,934	—	—
Allowance for bad debt	400	4,341	(1,000)
Amortization of deferred financing costs and other	6,919	6,455	2,515
Deferred and stock-based compensation	48,552	24,891	29,757
(Gain) loss on the sale of assets	(110,791)	30,256	10,666
Gain on early extinguishment of debt	(14,068)	(5,415)	—
Changes in working capital:
Accounts receivable	24,539	214,196	(142,381)
Inventory and other	1,010	4,520	138
Accounts payable	(32,686)	(60,374)	(4,274)
Accrued liabilities and other	(46,748)	(155,803)	138,293
Net cash provided from operating activities	268,680	681,843	990,690
Investing activities:
Additions to natural gas and oil properties	(405,617)	(687,277)	(960,916)
Additions to field service assets	(2,873)	(1,162)	(1,477)
Acreage purchases	(26,816)	(59,986)	(60,603)
Proceeds from disposal of assets	246,127	784,937	324,549
Purchases of marketable securities held by the deferred compensation plan	(17,076)	(19,039)	(46,177)
Proceeds from the sales of marketable securities held by the deferred
compensation plan	22,173	22,005	49,190
Net cash (used in) provided from investing activities	(184,082)	39,478	(695,434)
Financing activities:
Borrowings on credit facilities	2,076,000	2,311,000	2,070,000
Repayments on credit facilities	(1,851,000)	(2,777,000)	(2,338,000)
Issuance of senior notes	850,000	—	—
Repayment of senior or senior subordinated notes	(1,120,634)	(195,432)	—
Dividends paid	—	(20,070)	(19,940)
Treasury stock purchases	(22,992)	(6,908)	—
Debt issuance costs	(13,608)	(4,446)	(8,220)
Taxes paid for shares withheld	(3,324)	(3,384)	(3,183)
Change in cash overdrafts	176	(25,747)	(5,563)
Proceeds from the sales of common stock held by the deferred compensation plan	696	667	9,747
Net cash used in financing activities	(84,686)	(721,320)	(295,159)
(Decrease) increase in cash and cash equivalents	(88)	1	97
Cash and cash equivalents at beginning of year	546	545	448
Cash and cash equivalents at end of year	$458	$546	$545

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

						Accumulated
			Common stock			other
	Common stock		held in	Additional paid-	Retained	comprehensive
	Shares	Par value	treasury	in capital	(deficit)/earnings	loss	Total
Balance as of December 31, 2017	248,144	$2,481	$(599)	$5,577,732	$195,990	$(1,332)	$5,774,272
Issuance of common stock	1,374	14	—	13,682	—	—	13,696
Issuance of common stock upon vesting of PSUs	2	—	—	31	(31)	—	—
Stock-based compensation expense	—	—	—	37,210	—	—	37,210
Cash dividends paid ($0.08 per share)	—	—	—	—	(19,940)	—	(19,940)
Treasury stock issuance	—	—	208	(208)	—	—	—
Other comprehensive income	—	—	—	—	—	674	674
Net loss	—	—	—	—	(1,746,481)	—	(1,746,481)
Balance as of December 31, 2018	249,520	2,495	(391)	5,628,447	(1,570,462)	(658)	4,059,431
Issuance of common stock	1,919	19	—	323	—	—	342
Issuance of common stock upon vesting of PSUs	—	—	—	5	(5)	—	—
Stock-based compensation expense	—	—	—	31,120	—	—	31,120
Cash dividends paid ($0.08 per share)	—	—	—	—	(20,070)	—	(20,070)
Treasury stock issuance	—	—	63	(63)	—	—	—
Treasury stock repurchased	—	—	(6,908)	—	—	—	(6,908)
Other comprehensive loss	—	—	—	—	—	(130)	(130)
Net loss	—	—	—	—	(1,716,297)	—	(1,716,297)
Balance as of December 31, 2019	251,439	2,514	(7,236)	5,659,832	(3,306,834)	(788)	2,347,488
Issuance of common stock	4,896	49	—	(942)	—	—	(893)
Issuance of common stock upon vesting of PSUs	19	—	—	74	(74)	—	—
Stock-based compensation expense	—	—	—	25,400	—	—	25,400
Treasury stock issuance	—	—	96	(96)	—	—	—
Treasury stock repurchased	—	—	(22,992)	—	—	—	(22,992)
Other comprehensive income	—	—	—	—	—	309	309
Net loss	—	—	—	—	(711,777)	—	(711,777)
Balance as of December 31, 2020	256,354	$2,563	$(30,132)	$5,684,268	$(4,018,685)	$(479)	$1,637,535

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Organization and Nature of Business

Range Resources Corporation (“Range,” “we,” “us,” or “our”) is a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”), crude oil and condensate company primarily engaged in the exploration, development and acquisition of natural gas and oil properties in the Appalachian region of the United States. Our objective is to build stockholder value through returns focused development of natural gas and oil properties. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC”.

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

Correction of Error in Previously Reported 2020 Interim Financial Statements

In connection with our year-end financial close process and related preparation of our 2020 Annual Report on Form 10-K, a misstatement of deferred income taxes was identified in our previously filed 2020 unaudited interim financial statements. This matter is the result of an error in management’s conclusion regarding the realizability of deferred tax assets resulting from changes to the tax law under the Coronavirus Aid, Relief and Economic Security Act (also known as the CARES Act) and has resulted in a change to deferred tax expense (benefit). For further information, see Note 18.

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

Estimated quantities of natural gas, NGLs, crude oil and condensate reserves is a significant estimate that requires judgment. All of the reserve data included in this Form 10-K are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas, NGLs, crude oil and condensate. There are numerous uncertainties inherent in estimating quantities of proved natural gas, NGLs, crude oil and condensate reserves. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserves estimates may be different from the quantities of natural gas, NGLs and crude oil and condensate that are ultimately recovered. See Note 19 for further detail.

Other items subject to estimates and assumptions include the carrying amounts of property, plant and equipment, asset retirement obligations, valuation of derivative instruments, exit cost liabilities and valuation allowances for deferred income tax assets, among others. Although we believe these estimates are reasonable, actual results could differ from these estimates.

Business Segment Information

We have evaluated how we are organized and managed and have identified only one operating segment, which is the exploration and production of natural gas, NGLs, crude oil and condensate in the United States. We consider our gathering, processing and marketing functions as integral to our natural gas, crude oil and condensate producing activities.

We have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on a geographical or area-by-area basis. All of our operating revenues, income from operations and assets are generated in the United States.

Revenue Recognition, Accounts Receivable and Gas Imbalances

Natural gas, NGLs and oil sales revenues are recognized when control of the product is transferred to the customer and collectability is reasonably assured. See below for a more detailed summary of our product types.

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

Brokered Natural Gas, Marketing and Other

We realize brokered margins as a result of buying natural gas or NGLs utilizing separate purchase transactions, generally with separate counterparties, and subsequently selling that natural gas or NGLs under our existing contracts to fill our contract commitments or use existing infrastructure contracts to economically fulfill available capacity. In these arrangements, we take control of the natural gas purchased prior to delivery of that gas under our existing gas contracts with a separate counterparty. Revenues and expenses related to brokering natural gas are reported gross as part of revenues and expenses in accordance with applicable accounting standards. Proceeds generated from the sale of excess firm transportation to third parties is also included here when we are determined to no longer be the primary obligor of such arrangement. Our net brokered margin was a loss of $14.2 million in 2020 compared to a loss of $14.2 million in 2019 and a loss of $16.3 million in 2018.

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

Accounts Receivable

Our accounts receivable consist mainly of receivables from oil and gas purchasers and joint interest owners on properties we operate. Although receivables are concentrated in the oil and gas industry, we do not view this as an unusual credit risk. However, this concentration has the potential to impact our overall exposure to credit risk in that our customers may be similarly affected by changes in economic and financial conditions, commodity prices or other conditions. Each reporting period, we assess the recoverability of material receivables using historical data, current market conditions and reasonable and supported forecasts of future economic conditions to determine their expected collectability. The loss given default method is used when, based on management’s judgement, an allowance for expected credit losses is accrued on material receivables to reflect the net amount to be collected. In certain instances, we require purchasers to post stand-by letters of credit. For receivables from joint interest owners, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. We regularly review collectability and establish or adjust our allowance as necessary. We have allowances for doubtful accounts relating to exploration and production receivables of $3.0 million at December 31, 2020 compared to $8.8 million at December 31, 2019. For our North Louisiana assets, there were associated joint interest accounts receivable balances that had previously been determined to be uncollectible. As a result of the sale of those assets, such receivables were written off. We recorded bad debt expense of $400,000 in the year ended December 31, 2020 compared to $4.3 million in the year ended December 31, 2019 and income of $1.0 million in the year ended December 31, 2018.

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

We evaluate our unproved property investment periodically for impairment. The majority of these costs generally relate to the acquisition of leasehold costs. The costs are capitalized and evaluated (at least quarterly) as to recoverability based on changes brought about by economic factors and potential shifts in business strategy employed by management which could impact the number of drilling locations we intend to drill. Impairment of a significant portion of our unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. Information such as reservoir performance or future plans to develop acreage is also considered. Impairment of individually significant unproved property is assessed on a property-by-property basis considering a combination of time, geologic and engineering factors. In certain circumstances, our future plans to develop acreage may accelerate our impairment. Unproved properties had a net book value of $859.8 million as of December 31, 2020 compared to $868.2 million in 2019. We have recorded abandonment and impairment expense related to unproved properties of $19.3 million in the year ended December 31, 2020 compared to $1.2 billion in 2019 and $515.0 million in 2018. In 2019, an impairment of $1.2 billion was recorded associated with our North Louisiana unproved property values allocated to previously acquired probable and possible reserves that we no longer had to intent to drill based on a shift in capital allocation which materially impacted our drilling inventory.

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

Other Property and Equipment

Other property and equipment includes assets such as buildings, furniture and fixtures, field equipment, leasehold improvements and data processing and communication equipment. These items are generally depreciated by individual components on a straight-line basis over their economic useful life, which is generally from three to ten years. Leasehold improvements are amortized over the lesser of their economic useful lives or the underlying terms of the associated leases. Depreciation expense was $2.6 million in the year ended December 31, 2020 compared to $5.0 million in the year ended December 31, 2019 and $6.0 million in the year ended December 31, 2018.

Leases

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We currently do not have any material finance leases. We capitalize our operating leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

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

Our leased assets may be used in joint oil and gas operations with other working interest owners. We recognize lease liabilities and ROU assets only when we are the signatory to a contract as an operator of joint properties. Such lease liabilities and ROU assets are determined and disclosed based on gross contractual obligations. Our lease costs are also presented on a gross contractual basis.

Nature of Leases

We lease certain office space, field equipment, vehicles and other equipment under cancelable and non-cancelable leases to support our operations. Certain of our lease agreements include lease and non-lease components. We account for these components as a single lease.

Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. As most of our lease contracts do not provide an implicit discount rate, we use our incremental borrowing rate which is determined based on information available at the commencement date of a lease. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at our discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required. Leases with a term of 12 months or less are not recorded as a right-of-use asset and liability.

Other Assets

Other assets at December 31, 2020 include $63.9 million of marketable securities held in our deferred compensation plans and $11.9 million of other investments, including surface acreage. Other assets at December 31, 2019 included $62.0 million of marketable securities held in our deferred compensation plans and $9.6 million of other investments, including surface acreage.

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

Derivative Financial Instruments

All of our commodity derivative instruments are issued to manage the price risk attributable to our expected natural gas, NGLs and oil production. While there is risk that the financial benefit of rising natural gas, NGLs and oil prices may not be captured, we believe the benefits of stable and predictable cash flow are more important. Among these benefits are more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital and better access to bank and other capital markets. All unsettled commodity derivative instruments are recorded in the accompanying consolidated balance sheets as either an asset or a liability measured at their fair value. In most cases, our derivatives are reflected on our consolidated balance sheets on a net basis by brokerage firm when they are governed by master netting agreements, which in an event of default, allows us to offset payables to and receivables from the defaulting counterparty. Changes in a derivative’s fair value are recognized in earnings. Cash flows from derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows.

All realized and unrealized gains and losses on derivative instruments are accounted for using the mark-to-market accounting method. We recognize all unrealized and realized gains and losses related to these contracts in each period in derivative fair value in the accompanying consolidated statements of operations. Certain of our commodity derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. We also have collars which establish a minimum floor price and a predetermined ceiling price. We also have entered into basis swap agreements. The price we receive for our natural gas production can be more or less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors; therefore, we have entered into natural gas basis swap agreements that effectively fix our basis adjustments. We have entered into propane basis swaps which lock in the differential between Mont Belvieu and international propane indexes. We have also entered into combined natural gas derivative instruments containing a fixed price swap and a sold option to extend the term or expand the volume (which we refer to as a swaption). The swap price is a fixed price determined at the time of the swaption contract. If the option is exercised, the contract will become a swap treated consistently with our fixed-price swaps. We also have the right to receive contingent consideration related to the sale of our North Louisiana assets. This derivative financial instrument is recorded as an asset in the accompanying consolidated balance sheets. This contingent consideration is based on future natural gas, NGLs and oil prices primarily based on published indexes. For additional information regarding our derivative instruments, see Note 10.

From time to time, we may enter into derivative contracts and pay or receive premium payments at the inception of the derivative contract which represent the fair value of the contract at its inception. These amounts would be included within the net derivative asset or liability on our consolidated balance sheets. The amounts paid or received for derivative premiums reduce or increase the amount of gains and losses that are recorded in the earnings each period as the derivative contracts settle. During 2020, we did not materially modify any existing derivative contracts.

Concentrations of Credit Risk

As of December 31, 2020, our primary concentrations of credit risk are the risks of collecting accounts receivable and the risk of counterparties’ failure to perform under derivative contracts. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions, commodity traders and end-users in various industries and such receivables are generally unsecured. The nature of our customers’ businesses may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. To manage risks of collecting accounts receivable, we monitor our counterparties’ financial strength and/or credit ratings and where we deem necessary, we obtain parent company guarantees, prepayments, letters of credit or other credit enhancements to reduce risk of loss. We do not anticipate a material impact on our financial results due to non-performance by third parties.

For the year ended December 31, 2020, we had no customer that accounted for 10% or more of total natural gas, NGLs and oil sales compared to one customer in both of the years ended December 31, 2019 and 2018. We believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, NGLs and oil production.

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

At December 31, 2020, our derivative counterparties included twenty financial institutions and commodity traders, of which all but five are secured lenders in our bank credit facility. At December 31, 2020, our net derivative asset includes a payable to three counterparties not included in our bank credit facility totaling $4.5 million and a receivable from the remaining two counterparties of $5.2 million. In determining fair value of derivative assets, we evaluate the risk of non-performance and incorporate factors such as amounts owed under other agreements permitting set-off, as well as pricing of credit default swaps for the counterparty. Historically, we have not experienced any issues of non-performance by derivative counterparties. Net derivative liabilities are determined in part by using our market based credit spread to incorporate our theoretical risk of non-performance.

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

Exit Costs

We recognize the fair value of a liability for an exit cost in the period in which a liability is incurred. The recognition and fair value estimation of an exit cost liability requires that management take into account certain estimates and assumptions. Fair value estimates are based on future discounted cash outflows required to satisfy the obligation. In periods subsequent to initial measurement, changes to an exit cost liability, including changes resulting from revisions to either the timing or the amount of estimated cash flows over the future contract period, are recognized as an adjustment to the liability in the period of the change utilizing the initial discount rate. These costs, including associated accretion expense, are included in exit and termination costs in the accompanying consolidated statements of operations. See Note 16 for additional information.

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

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their tax bases as reported in our filings with the respective taxing authorities. Deferred tax assets are recorded when it is more likely than not that they will be realized. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors may include our expectation to generate sufficient taxable income in the periods before tax credits and operating loss carryforwards expire. All deferred taxes are classified as long-term on our consolidated balance sheets.

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

Not Yet Adopted

None that are expected to have a material impact.
(4)	Dispositions

We recognized a pretax net gain on the sale of assets of $110.8 million in the year ended December 31, 2020 compared to a pretax loss of $30.3 million in 2019 and a pretax loss of $10.7 million in 2018. The following describes the significant divestitures that are included in our consolidated results of operations for each of three years ended December 31, 2020, 2019 and 2018.

2020 Dispositions

North Louisiana. In third quarter 2020, we completed the sale of our North Louisiana assets for total consideration having an estimated fair value of $260.0 million. This estimated fair value reflects (i) cash proceeds of $245.0 million, before normal closing adjustments and (ii) $15.0 million in contingent consideration which represents the estimated fair value, on August 14, 2020, of the contingent consideration we are entitled to receive in the future should certain commodity price thresholds be met. During 2020, we recorded a pretax loss of $9.5 million, after closing adjustments and transaction costs.

•

Contingent consideration. We are entitled to receive contingent consideration, annually through 2023, of up to $90.0 million based on future realization of certain natural gas and oil prices based on published indexes along with the realized NGLs price of the buyer. We used an option pricing model to determine the fair value of the contingent consideration which resulted in an estimated fair value of $15.0 million at closing. The fair value of the contingent consideration is classified as a current and noncurrent derivative asset on our consolidated balance sheet. We revalue the contingent consideration each reporting period, with any valuation changes being recorded as derivative fair value income or loss in our consolidated statements of operations. See also Note 10 and Note 11 for additional information.

•

Divestiture contract obligation. As part of this sale, we retained certain midstream gathering, transportation and processing obligations through 2030. We determined the fair value of these obligations as of the closing date of the sale to be $479.8 million using a probability weighted discounted cash flow model. The divestiture contract obligation is included in current or non-current liabilities in our consolidated balance sheet based on the forecasted timing of payments. These costs are recognized in exit and termination costs in our consolidated statements of operations. See also Note 11 and Note 16 for additional information.

•

Novated derivatives. During third quarter 2020, we entered into certain natural gas derivative positions which were subsequently novated to the buyer in conjunction with the completion of the sale. The unrealized fair value of these derivatives at the closing of the sale was a net liability of $12.1 million which was transferred to the buyer. The unrealized loss associated with the novated positions was offset by the gain that we recognized when the liability was transferred to the buyer. These offsetting amounts were recognized on our consolidated statements of operations in gain or loss on sale of assets.

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

Other. In 2020, we sold miscellaneous material and supplies and other assets for proceeds of $127,000 resulting in a pretax loss of $2.2 million.

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

Other. In 2019, we sold miscellaneous proved property, material and supplies, equipment and other assets for proceeds of $938,000 resulting in a pretax gain of $337,000.

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

Other. In 2018, we sold miscellaneous proved property, materials and supplies and other assets for proceeds of $1.2 million, resulting in a pretax loss of $448,000.
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

	Year Ended December 31,
	2020	2019	2018
Natural gas sales	$943,740	$1,388,838	$1,663,832
NGLs sales	578,454	681,134	931,360
Oil sales	85,519	185,453	255,885
Total natural gas, NGLs and oil sales	1,607,713	2,255,425	2,851,077
Sales of purchased natural gas	160,122	332,006	459,634
Sales of purchased NGLs	3,776	1,661	9,017
Other marketing revenue	9,375	11,842	14,109
Total	$1,780,986	$2,600,934	$3,333,837

Performance Obligations and Contract Balance

A significant number of our product sales are short-term in nature with a contract term of one year or less. We typically satisfy our performance obligation upon transfer of control and record revenue in the month production is delivered to the purchaser. Settlement statements for certain gas and NGLs sales may be received 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. We have internal controls in place for our estimation process and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three years ended December 31, 2020, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. Under our sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $237.8 million at December 31, 2020 compared to $237.0 million at December 31, 2019.

(6)	Income Taxes

Our income tax benefit was $25.6 million for the year ended December 31, 2020 compared to $500.3 million in 2019 and $30.5 million in 2018. Reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State, net of federal benefit	5.2	3.8	(0.3)
State rate and law change	4.3	1.8	0.9
Valuation allowances	(26.3)	(3.8)	(0.4)
Non-deductible equity compensation	(0.7)	(0.2)	(0.1)
Goodwill impairment	—	—	(19.4)
Consolidated effective tax rate	3.5%	22.6%	1.7%

Income tax (benefit) expense attributable to (loss) income before income taxes consists of the following (in thousands):

	2020			2019			2018
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
U.S. federal	$(366)	$(24,489)	$(24,855)	$—	$(434,585)	$(434,585)	$—	$(25,322)	$(25,322)
U.S. state and local	(157)	(540)	(697)	6,147	(71,853)	(65,706)	—	(5,167)	(5,167)
Total	$(523)	$(25,029)	$(25,552)	$6,147	$(506,438)	$(500,291)	$—	$(30,489)	$(30,489)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$879,339	$581,324
Divestiture contract obligation	132,352	—
Deferred compensation	16,635	16,815
Equity compensation	5,445	7,188
Asset retirement obligation	18,923	60,064
Interest expense carryover	15,757	18,035
Lease deferred tax assets	16,070	16,450
Cumulative mark-to-market loss	2,607	—
Other	12,082	11,072
Valuation allowances:
Federal	(152,499)	(32,530)
State, net of federal benefit	(226,520)	(158,296)
Total deferred tax assets	720,191	520,122
Deferred tax liabilities:
Depreciation and depletion	(839,869)	(639,581)
Cumulative mark-to-market gain	—	(25,957)
Lease deferred tax liabilities	(15,058)	(14,780)
Other	(531)	—
Total deferred tax liabilities	(855,458)	(680,318)
Net deferred tax liability	$(135,267)	$(160,196)

At December 31, 2020, deferred tax liabilities exceeded deferred tax assets by $135.3 million. As of December 31, 2020, we have a state valuation allowance of $226.5 million related to state tax attributes in Louisiana, Oklahoma, Pennsylvania, Texas and

West Virginia. As of December 31, 2020, we have federal valuation allowances of $152.5 million primarily related to our federal net operating loss carryforward (“NOL”), federal basis differences and charitable contribution carryforward. See the table below for activity related to these valuation allowances.

The changes in our deferred tax asset valuation allowances are as follows (in thousands):

	2020	2019	2018
Balance at the beginning of the year	$(190,826)	$(120,347)	$(125,134)
Charged to provision for income taxes:
State net operating loss carryforwards	(56,903)	(25,710)	(23,926)
Federal net operating loss carryforwards	(113,988)	13,780	11,716
Non-recoverable deferred tax assets	(7,433)	(28,208)	—
Other state valuation allowances	(11,321)	(31,214)	16,380
Other federal valuation allowances	244	346	494
Other	1,208	527	123
Balance at the end of the year	$(379,019)	$(190,826)	$(120,347)

At December 31, 2020, we had federal NOL carryforwards of $3.2 billion. This includes $1.4 billion that expires between 2021 and 2038 and also includes $1.8 billion of NOL carryforwards generated after 2017 that do not expire. We have state NOL carryforwards in Pennsylvania of $935.0 million that expire between 2027 and 2040 and in Louisiana, we have state NOL carryforwards of $1.4 billion that expire between 2034 and 2040. We file consolidated tax returns in the United States federal jurisdiction. We file separate company state income tax returns in Louisiana and Pennsylvania and file consolidated or unitary state income tax returns in Oklahoma, Texas and West Virginia. We are subject to U.S. federal income tax examinations for the years 2017 and after and we are subject to various state tax examinations for years 2016 and after. We have not extended the statute of limitation period in any income tax jurisdiction. Our policy is to recognize interest related to income tax expense in interest expense and penalties in general and administrative expense. We do not have any accrued interest or penalties related to tax amounts as of December 31, 2020. Throughout 2020 and 2019, our unrecognized tax benefits were not material.
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

	Year Ended December 31,
	2020	2019	2018
Net loss, as reported	$(711,777)	$(1,716,297)	$(1,746,481)
Participating basic earnings (a)	—	(251)	(245)
Basic net loss attributed to common stockholders	(711,777)	(1,716,548)	(1,746,726)
Reallocation of participating earnings (a)	—	—	—
Diluted net loss attributed to common stockholders	$(711,777)	$(1,716,548)	$(1,746,726)
Net loss per common share:
Basic	$(2.95)	$(6.92)	$(7.10)
Diluted	$(2.95)	$(6.92)	$(7.10)
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

The following table details basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Year Ended December 31,
	2020	2019	2018
Denominator:
Weighted average common shares outstanding – basic and diluted	241,373	247,970	246,171

Weighted average common shares – basic excludes 5.5 million shares of restricted stock Liability Awards held in our deferred compensation plans (although all awards are issued and outstanding upon grant) for the period ending December 31, 2020 compared to 3.1 million shares for both periods ending December 31, 2019 and 2018. Due to our net loss for the years ended December 31, 2020, 2019 and 2018, we excluded all outstanding equity grants from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations.

(8) Indebtedness

We had the following debt outstanding as of the dates shown below (in thousands) (bank debt interest rate at December 31, 2020 is shown parenthetically). The expenses of issuing debt are capitalized and included as a reduction to debt in the accompanying consolidated balance sheets. These costs are amortized over the expected life of the related instruments. When debt is retired before maturity, or modifications significantly change the cash flows, the related unamortized costs are expensed. No interest was capitalized in the three-year period ended December 31, 2020.

	December 31, 2020	December 31, 2019
Bank debt (2.2%)	$702,000	$477,000
Senior notes
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2022	169,589	511,886
5.00% senior notes due 2023	532,335	741,531
5.75% senior notes due 2021	25,496	374,139
5.875% senior notes due 2022	48,528	297,617
9.25% senior notes due 2026	850,000	—
Other senior notes due 2022	490	590
Total senior notes	2,376,438	2,675,763
Senior subordinated notes
5.00% senior subordinated notes due 2022	9,730	19,054
5.00% senior subordinated notes due 2023	7,712	7,712
5.75% senior subordinated notes due 2021	19,896	22,214
Total senior subordinated notes	37,338	48,980
Total debt	3,115,776	3,201,743
Unamortized premium	456	3,013
Unamortized debt issuance costs	(30,625)	(31,819)
Total debt (net of debt issuance costs)	$3,085,607	$3,172,937

Bank Debt

In April 2018, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 13, 2023. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility provides for a borrowing base subject to redeterminations and for event-driven unscheduled redeterminations. Our current bank group is composed of twenty-six financial institutions, with no one bank holding more than 7.0% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank facility can either be at the alternate base rate (“ABR,” as defined in the bank credit agreement) plus a spread ranging from 0.25% to 1.25% or at the LIBOR Rate (as defined in the bank credit agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to ABR loans or to convert all or any part of our ABR loans to LIBOR loans. The weighted average interest rate was 2.6% for the year ended December 31, 2020 compared to 3.8% for the year ended December 31, 2019 and 3.7% for the year ended December 31, 2018. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At December 31, 2020, the commitment fee was 0.3%, the interest rate margin was 2.0% on our LIBOR loans and 1.0% on our ABR loans.

On December 31, 2020, bank commitments totaled $2.4 billion and the outstanding balance under our bank credit facility was $702.0 million, before deducting debt issuance costs. Additionally, we had $334.6 million of undrawn letters of credit leaving $1.4 billion of committed borrowing capacity available under the facility. As part of our redetermination completed in September 2020, our borrowing base was reaffirmed for $3.0 billion and our bank commitment was also reaffirmed at $2.4 billion. As part of our redetermination completed in March 2020, we agreed to return to a semi-annual borrowing base redetermination, an increase in the applicable margin of 50 basis points on drawn facility balances and an increase to the letter of credit sublimit. As of February 19, 2021, we have sufficient available borrowing capacity under our credit facility to satisfy any requests for additional collateral our transportation counterparties may request in the event of a credit rating downgrade.

New Senior Notes

In January 2020, we issued $550.0 million aggregate principal amount of 9.25% senior notes due 2026 (the “9.25% Notes”) for an estimated net proceeds of $541.4 million after underwriting discounts and commissions of $8.6 million. The notes were issued at par. The 9.25% Notes were offered to qualified institutional buyers and to non-U.S. persons outside the United States in compliance with Rule 144A and Regulation S under the Securities Act. Interest due on the 9.25% Notes is payable semi-annually in February and August and is unconditionally guaranteed on a senior unsecured basis by all of our subsidiary guarantors. On or after February 1, 2025, we may redeem the 9.25% Notes, in whole or in part and from time to time, at 100% of the principal amounts plus accrued and unpaid interest. We may redeem the notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the indenture governing the 9.25% Notes.  Upon occurrence of certain changes in control, we must offer to repurchase the 9.25% Notes. The 9.25% Notes are unsecured and are subordinated to all of our existing and future secured debt, rank equally with all of our existing and future unsecured debt and rank senior to all of our existing and future subordinated debt. On the closing of the 9.25% Notes, we used the proceeds to redeem $500.0 million of our senior notes due 2021 and 2022 with the remainder applied to our borrowings under our bank credit facility.

In September 2020, we issued an additional $300.0 million aggregate principal amount of our 9.25% Notes (the “Additional 9.25% Notes”) for an estimated net proceeds of $295.0 million after underwriting expenses and commissions of $5.0 million. On the closing of the issuance of the Additional 9.25% Notes, we used these proceeds, along with proceeds from our credit facility, to redeem $500.0 million of various senior and senior subordinated notes. In November 2020, our 9.25% Notes and our Additional 9.25% Notes were exchanged for an equal principal amount of registered notes pursuant to an effective registration statement on Form S-4 filed with the SEC on November 5, 2020 under the Securities Act (the “New Notes”). The New Notes are identical to the 9.25% Notes and the Additional 9.25% Notes except the New Notes are registered under the Securities Act and do not have restrictions on transfer, registration rights or provisions for additional interest.

In January 2021, we issued $600.0 million aggregate principal amount of 8.25% senior notes due 2029 (the “8.25% Notes”) for an estimated net proceeds of $590.8 million after underwriting discounts and commissions of $9.2 million. The notes were issued at par. The 8.25% Notes were offered to qualified institutional buyers and to non-U.S. persons outside the United States in compliance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Interest due on the 8.25% Notes is payable semi-annually in January and July and is unconditionally guaranteed on a senior unsecured basis by all of our subsidiary guarantors. On or after January 15, 2027, we may redeem the 8.25% Notes in whole or in part from time to time, at 100% of the principal amounts plus accrued and unpaid interest. We may redeem the notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the indenture governing the 8.25% Notes. Upon occurrence of certain changes in control, we must offer to repurchase the 8.25% Notes. The 8.25% Notes are unsecured and are subordinated to all of our existing and future secured debt, rank equally with all of our existing and future unsecured debt and rank senior to all of our existing and future subordinated debt. Upon closing of the 8.25% Notes, we used the proceeds to repay borrowings under our bank credit facility.

Early Extinguishment of Debt

In September 2020, we purchased for cash $500.0 million aggregate principal amount of our 5.75% senior notes due 2021, 5.00% senior notes due 2022, 5.875% senior notes due 2022, 5.00% senior notes due 2023, 5.75% senior subordinated notes due 2021 and 5.00% senior subordinated note due 2022. An early cash tender of $5.3 million was paid to note holders who tendered their notes within the ten business day early offer period. We recorded a loss on early extinguishment of debt in third quarter 2020 of $8.0 million, net of transaction call premium costs and the expensing of the remaining deferred financing costs on the repurchased debt. The cash tender offer and the early cash tender premium were financed from the issuance of the Additional 9.25% Notes (see New Senior Notes above) and proceeds from our credit facility. In August, the proceeds received from the sale of our North Louisiana assets were used to reduce borrowings under our credit facility.

In January 2020, we purchased for cash $500.0 million aggregate principal amount of our 5.75% senior notes due 2021 and our 5.875% senior notes due 2022. An early cash tender of $15.1 million was paid to note holders who tendered their notes within the ten business day early offer period. We recorded a loss on early extinguishment of debt in first quarter 2020 of $17.5 million, net of transaction call premium costs and the expensing of the remaining deferred financing costs on the repurchased debt. The cash tender offer and early cash tender premium were financed from the issuance of the 9.25% Notes. (see New Senior Notes above).

In 2020, we purchased in the open market $1.1 million principal amount of our 5.75% senior subordinated notes due 2021, $1.0 million principal amount of our 5.00% senior subordinated notes due 2022, $12.5 million principal amount of our 5.75% senior notes due 2021, $8.1 million principal amount of our 5.875% senior notes due 2022, $51.3 million principal amount of our 5.00% senior notes due 2022 and $86.9 million principal amount of our 5.00% senior notes due 2023. We recognized a gain on early extinguishment of debt of $39.6 million, net of transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

In 2019, we purchased in the open market $101.8 million principal amount of our 5.75% senior notes due 2021, $31.6 million principal amount of our 5.875% senior notes due 2022 and $68.1 million principal amount of our 5.00% senior notes due 2022. We recognized a gain of $5.4 million on early extinguishment of debt, including transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

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

Debt Covenants and Maturity

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the credit agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the credit agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the credit agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at December 31, 2020.

The following is the principal maturity schedule for our long-term debt outstanding as of December 31, 2020 (in thousands):

Year Ended December 31,
2021	$45,392
2022	228,337
2023	1,242,047
2024	—
2025	750,000
Thereafter	850,000
$3,115,776

(9)	Asset Retirement Obligations

Our asset retirement obligations (“ARO”) primarily represent the present value of the estimated amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. The following is a reconciliation of our liability for plugging and abandonment costs as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Beginning of period	$251,076	$312,754
Liabilities incurred	1,483	4,063
Acquisitions	123	—
Liabilities settled	(4,634)	(5,953)
Disposition of wells	(176,748)	(82,576)
Accretion expense	7,518	15,658
Change in estimate	1,004	7,130
End of period	79,822	251,076
Less current portion	(6,689)	(2,393)
Long-term asset retirement obligations	$73,133	$248,683

Accretion expense is recognized as an increase to depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(10)	Derivative Activities

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We do not utilize complex derivatives as we typically utilize commodity swap, calls, swaptions or collar contracts to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. Every derivative instrument is required to be recorded on our consolidated balance sheets as either an asset or a liability measured at its fair value. Their fair value, which is represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price (generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs), approximated a net derivative liability of $18.0 million at December 31, 2020. These contracts expire monthly through December 2021. The following table sets forth the derivative volumes by year as of December 31, 2020, excluding our basis and freight swaps and divestiture contingent consideration which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas (1)
2021	Swaps	550,000 Mmbtu/day	$2.77
January-October 2021	Collars	342,237 Mmbtu/day			$ 2.51	$ 3.00
2021	Three-way Collars	240,000 Mmbtu/day		$ 1.99	$ 2.33	$ 2.60

Crude Oil
2021	Swaps	3,479 bbls/day	$46.11

NGLs (C3-Propane)
January-June 2021	Swaps	6,972 bbls/day	$0.55/gallon
January-June 2021	Collars	5,000 bbls/day			$ 0.50/gallon	$ 0.60/gallon

NGLs (NC4-Normal Butane)
January-March 2021	Swaps	2,000 bbls/day	$0.71/gallon
January-March 2021	Collars	1,000 bbls/day			$ 0.60/gallon	$ 0.70/gallon

NGLs (C5-Natural Gasoline)
January-September 2021	Swaps	2,821 bbls/day	$0.92/gallon
January-March 2021	Calls	1,000 bbls/day	$0.95/gallon

(1) We also sold natural gas call swaptions of 280,000 Mmbtu/day for 2022 at a weighted average price of $2.81 per Mmbtu.

Basis Swap Contracts

In addition to the swaps, collars and swaptions above, at December 31, 2020, we had natural gas basis swap contracts which lock in the differential between NYMEX and certain of our physical pricing points in Appalachia. These contracts settle monthly through December 2024 and include a total volume of 180,510,000 Mmbtu. The fair value of these contracts was a net derivative asset of $3.7 million on December 31, 2020.

At December 31, 2020, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indexes. The contracts settle monthly in 2021. The fair value of these contracts was a net derivative asset of $794,000 on December 31, 2020.

Freight Swap Contracts

In connection with our international propane sales, we utilize propane swaps. To further hedge our propane price, at December 31, 2020, we had freight swap contracts which lock in the freight rate for a specific trade route on the Baltic Exchange. These contracts settle monthly and cover 5,000 metric tons per month in second quarter 2021 and 10,000 metric tons for the remainder of the year. The fair value of these contracts was a net derivative asset of $1.1 million on December 31, 2020.

Divestiture Contingent Consideration

In addition to the derivatives described above, our right to receive contingent consideration in conjunction with the sale of our North Louisiana assets was determined to be a derivative financial instrument that is not designated as a hedging instrument. The contingent consideration of up to $90.0 million is based on future realization of  natural gas and oil prices based on published indexes and realized NGLs prices of the buyer for the years 2021, 2022 and 2023. All changes in the fair value are recognized as a gain or loss in earnings in the period they occur in derivative fair value income or loss in our consolidated statements of operations. We currently do not expect to receive any value for the period from July through December 2020. The fair value of this instrument on December 31, 2020 was a derivative asset of $16.0 million.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 is summarized below (in thousands). As of December 31, 2020, we are conducting derivative activities with twenty counterparties, of which all but five are secured lenders in our bank credit facility. We believe all of these counterparties are acceptable credit risks. At times, such risks may be concentrated with certain counterparties. The credit worthiness of our counterparties is subject to periodic review. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements.

		December 31, 2020
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$33,559	$(16,821)	$16,738
	–collars	7,016	(2,329)	4,687
	–three-way collars	535	(6,139)	(5,604)
	–basis swaps	7,894	(3,502)	4,392
Crude oil	–swaps	2,465	(829)	1,636
NGLs	–C3 propane spread	4,863	(4,863)	—
	–C3 propane collars	—	(107)	(107)
Freight	–swaps	2,310	—	2,310
Divestiture contingent consideration		15,960	—	15,960
		$74,602	$(34,590)	$40,012

		December 31, 2020
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(10,120)	$16,821	$6,701
	–swaptions	(9,803)	—	(9,803)
	–collars	—	2,329	2,329
	–three-way collars	(18,353)	6,139	(12,214)
	–basis swaps	(4,197)	3,502	(695)
Crude oil	–swaps	(5,471)	829	(4,642)
NGLs	–C3 propane spread	(4,069)	4,863	794
	–C3 propane swaps	(8,243)	—	(8,243)
	–C3 propane collars	(3,086)	107	(2,979)
	–C5 natural gasoline swaps	(4,897)	—	(4,897)
	–C5 natural gasoline calls	(546)	—	(546)
	–NC4 butane swaps	(651)	—	(651)
	–NC4 butane collars	(401)	—	(401)
Freight	–swaps	(1,206)	—	(1,206)
		$(71,043)	$34,590	$(36,453)

		December 31, 2019
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$134,364	$(2,913)	$131,451
	–swaptions	—	(1,325)	(1,325)
	–basis swaps	10,766	(1,092)	9,674
Crude oil	–swaps	3,893	(4,794)	(901)
	–swaptions	—	(1,597)	(1,597)
	–calls	—	(349)	(349)
NGLs	–C3 propane spread swaps	1,913	(1,913)	—
	–NC4 butane swaps	167	—	167
	–C5 natural gasoline swaps	60	(127)	(67)
Freight	–swaps	1,529	(1,028)	501
		$152,692	$(15,138)	$137,554

		December 31, 2019
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(1,657)	$2,913	$1,256
	–swaptions	(2,594)	1,325	(1,269)
	–basis swaps	(1,371)	1,092	(279)
Crude oil	–swaps	(4,814)	4,794	(20)
	–swaptions	(2,254)	1,597	(657)
	–calls	(349)	349	—
NGLs	–C3 propane spread swaps	(16,040)	1,913	(14,127)
	–C5 natural gasoline swaps	(127)	127	—
Freight	–swaps	—	1,028	1,028
		$(29,206)	$15,138	$(14,068)

The effects of our derivatives on our consolidated statements of operations for the last three years are summarized below (in thousands).

	Derivative Fair Value Income (Loss)
	Year Ended December 31,
	2020	2019	2018
Commodity swaps	$158,248	$219,968	$(57,950)
Swaptions	(4,955)	333	(6,556)
Collars	3,304	(3,903)	17,583
Three-way collars	(16,346)	—	—
Basis swaps	48,278	6,661	(1,104)
Calls	(558)	(349)	(2,653)
Freight swaps	(1,230)	3,971	(512)
Divestiture contingent consideration	970	—	—
Total	$187,711	$226,681	$(51,192)

(11)	Fair Value Measurements

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

Fair Values-Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2020 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2020
Trading securities held in the deferred compensation plans		$63,942	$—	$—	$63,942
Derivatives	–swaps	—	6,642	—	6,642
	–calls	—	—	(546)	(546)
	–collars	—	7,016	(3,487)	3,529
	–three-way collars	—	(17,818)	—	(17,818)
	–basis swaps	—	4,491	—	4,491
	–swaptions	—	—	(9,803)	(9,803)
Derivatives–freight swaps		—	1,104	—	1,104
Divestiture contingent consideration		—	15,960	—	15,960

		Fair Value Measurements at December 31, 2019 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2019
Trading securities held in the deferred compensation plans		$62,009	$—	$—	$62,009
Derivatives	–swaps	—	131,886	—	131,886
	–calls	—	(349)	—	(349)
	–basis swaps	—	(4,732)	—	(4,732)
	–swaptions	—	—	(4,848)	(4,848)
Derivatives	–freight swaps	—	1,529	—	1,529

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using December 31, 2020 market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. Derivatives in Level 3 are measured at fair value with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes. As of December 31, 2020, a portion of our natural gas derivative instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a predetermined date. In addition to our swaptions in Level 3, at December 31, 2020, we have propane and butane collars and natural gasoline calls. Subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our derivatives in Level 3. For our swaptions, we used a weighted average implied volatility of 24%. We utilized a range of implied volatilities from 34% to 66% for our butane and propane collars and natural gasoline calls with a weighted average implied volatility of approximately 44%. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Year Ended December 31, 2020
Balance at December 31, 2019	$(4,848)
Total gains (losses):
Included in earnings	(13,836)
Settlements, net	2,743
Transfers in and/or out of Level 3	2,105
Balance at December 31, 2020	$(13,836)

Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains/losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For the year ended December 31, 2020, interest and dividends were $713,000 and mark-to-market was a gain of $6.3 million. For the year ended December 31, 2019, interest and dividends were $1.1 million and mark-to-market was a gain of $8.5 million. For the year ended December 31, 2018, interest and dividends were $1.1 million and mark-to-market was a loss of $7.9 million.

Divestiture Contingent Consideration. In August 2020, we completed the sale of our North Louisiana assets where we are entitled to receive contingent consideration of up to $90 million, based on future realization of natural gas and oil prices based on published indexes along with NGLs prices based on the realized NGLs prices of the buyer. We used an option pricing model to estimate the fair value of the contingent consideration using significant Level 2 inputs that include quoted future commodity prices based on active markets and implied volatility factors. See also Note 4 and Note 10 for additional information.

Fair Values-Non recurring

Due to declines in commodity prices and estimated reserves over the last three years, there were indications that the carrying values of certain of our natural gas and oil properties may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. Their fair value is generally measured using an income approach based upon internal estimates of future production levels, prices, drilling and operating costs and discount rates, which are Level 3 inputs. In some cases, we also considered the potential sale of these properties and comparable market value, if available. In fourth quarter 2019, there were indicators that the carrying value of our North Louisiana properties may be impaired due to a shift in business strategy employed by management and also the possibility of a divestiture of these assets. As a result of the impairment evaluation, where we used an income approach, also referred to as a discounted cash flow model, to assess fair value and we recorded an impairment of $1.1 billion. An additional guideline transaction market approach was also utilized to corroborate the estimated fair value. The expected future net cash flows used published future prices and were discounted using an annual rate of twelve percent to determine fair value. In first quarter 2020, we recognized an additional impairment charge of $77.0 million related to these North Louisiana properties that reduced the carrying value to the anticipated sales proceeds which is a market approach using Level 2 inputs. See also Note 4 for additional information. During 2018, we increased our interest in certain properties in our shallow legacy oil and natural gas assets in Northwest Pennsylvania for a minimal dollar amount for which the fair value was previously determined to be zero. As a result, in 2018 we recorded additional impairment of $15.3 million related to these properties. Also in early 2018, there were indicators that the carrying value of certain of our oil and gas properties in Oklahoma may be impaired and undiscounted future cash flows attributed to these assets indicated their carrying amounts were not expected to be recovered. We recorded non-cash impairment charges of $7.3 million related to these properties. The following table presents the value of these assets measured at fair value on a nonrecurring basis at the time impairment was recorded (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Natural gas and oil properties	$290,500	$77,000	$370,500	$1,093,531	$32,516	$22,614

North Louisiana Divestiture. We have recorded a divestiture contract obligation in conjunction with the sale of our North Louisiana assets. The fair value of this obligation was determined as of the closing date using Level 3 inputs based on a probability-weighted forecast that considers historical results, market conditions and various potential development plans of the buyer to arrive at the estimated present value of the future payments. Inherent in this fair value calculation are numerous other assumptions and judgements including the credit-adjusted discount rate as well as the development plans of the buyer and our probability weighted forecast of those drilling plans, market conditions and the ultimate usage by the buyer of each facility included in the agreement, all of which are inherently uncertain and can alter the amount and timing of future payments. A significant portion of this obligation is a gas processing agreement that includes a deficiency payment if the minimum volume commitment is not met. The agreement also includes additional transportation agreements that are based on contractual rates applied to a minimum volume usage. The present value of future cash payments was determined using a 12 percent discount rate. Our probability-weighted forecast of drilling plans includes probable development scenarios by the buyer ranging from no incremental future drilling up to a two rig development plan. If development does not occur as we have assumed, the carrying value of the liability could increase by approximately $29.0 million. Additionally, our probability weighted forecast contemplated a percentage of estimated production volumes flowing to processing facilities based on our historical experience as well as contractual terms and assumptions regarding future market conditions.  The percentage allocated to these facilities ranged from 34% in 2020 and increasing to 100% in 2026. If the flow of production volumes remained at 34% through 2030, the carrying value of the liability could increase by approximately $17.9 million. See also Note 4 and Note 16 for additional information.

Leases. As part of our ongoing effort to reduce general and administrative expense due to both the lower commodity price environment and in conjunction with the sale of our North Louisiana assets, we have vacated one floor in our Fort Worth headquarters. We have recorded an impairment related to this lease of $2.0 million which is included in impairment of proved property and other assets in our consolidated statement of operations for 2020. In fourth quarter 2019, we announced the closing of our Houston office. We recorded an impairment related to our Houston office lease ROU asset of $2.1 million which is also included in impairment of proved property and other assets for the year ended December 31, 2019.

Fair Values-Reported

The following table presents the carrying amounts and the fair values of our financial instruments as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collar, options and basis swaps	$24,052	$24,052	$137,554	$137,554
Divestiture contingent consideration	15,960	15,960	—	—
Marketable securities (a)	63,942	63,942	62,009	62,009
(Liabilities):
Commodity swaps, collar, options and basis swaps	(36,453)	(36,453)	(14,068)	(14,068)
Bank credit facility (b)	(702,000)	(702,000)	(477,000)	(477,000)
5.75% senior notes due 2021 (b)	(25,496)	(25,474)	(374,139)	(375,909)
5.00% senior notes due 2022 (b)	(169,589)	(170,128)	(511,886)	(501,582)
5.875% senior notes due 2022 (b)	(48,528)	(48,471)	(297,617)	(294,757)
Other senior notes due 2022 (b)	(490)	(490)	(590)	(592)
5.00% senior notes due 2023 (b)	(532,335)	(521,699)	(741,531)	(683,291)
4.875% senior notes due 2025 (b)	(750,000)	(707,918)	(750,000)	(645,098)
9.25% senior notes due 2026 (b)	(850,000)	(888,208)	—	—
5.75% senior subordinated notes due 2021 (b)	(19,896)	(19,589)	(22,214)	(21,539)
5.00% senior subordinated notes due 2022 (b)	(9,730)	(9,247)	(19,054)	(17,011)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(6,604)	(7,712)	(7,654)
Deferred compensation plan (c)	(96,563)	(96,563)	(74,472)	(74,472)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
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

Description of the Plans

We have two active equity-based stock plans, our Amended and Restated 2005 Equity-Based Compensation Plan, which we refer to as the 2005 Plan and the Amended and Restated 2019 Equity-Based Compensation Plan, which was approved by our stockholders in May 2019 and amended in May 2020. Under these plans, the Compensation Committee of the board of directors may grant, various awards to non-employee directors and employees. Shares issued as a result of awards granted are generally new common shares but can be funded out of treasury shares, if available.

Total Stock-Based Compensation Expense

Stock-based compensation expense represents amortization of restricted stock and performance units. The following table details the amount of stock-based compensation that is allocated to functional expense categories for each of the years in the three-year period ended December 31, 2020 (in thousands):

	2020	2019	2018
Direct operating expense	$1,078	$1,928	$2,109
Brokered natural gas and marketing expense	1,416	1,856	1,452
Exploration expense	1,279	1,566	1,921
General and administrative expense	32,905	35,061	43,806
Termination costs	2,165	1,971	—
Total stock-based compensation	$38,843	$42,382	$49,288

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

In 2020, we recorded $4.3 million additional tax expense for the tax effect of excess financial accounting expense over the corporate income tax deduction for equity compensation vested in the year compared to $3.4 million in 2019 and $3.6 million in 2018.

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

Stock-Based Performance Units. We grant three types of performance share awards: two of which are based on performance conditions measured against internal performance metrics (Production Growth Awards or “PG-PSUs” and Reserve Growth Awards or “RG-PSUs”) and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (“TSR Award” or “TSR-PSUs”).

At grant date, each unit represents the value of one share of our common stock. These units are settled in stock and the amount of the payout is based on (1) the vesting percentage, which can be from zero to 200% based on the performance achieved and (2) the value of our common stock on the date payout is determined by the compensation committee. Dividend equivalents may accrue during the performance period and would be paid in stock at the end of the performance period. The performance period for TSR-PSUs is three years. The performance period for the PG-PSUs and RG-PSUs is based on annual performance targets earned over a three-year period.

Restricted Stock – Equity Awards

In 2020, we granted 4.5 million restricted stock Equity Awards to employees which generally vest over a three-year period compared to 2.8 million in 2019 and 1.8 million in 2018. We recorded compensation expense for these awards of $17.8 million in the year ended December 31, 2020 compared to $22.5 million in 2019 and $24.2 million in 2018. As of December 31, 2020, there was $15.1 million of unrecognized compensation related to Equity Awards expected to be recognized over a weighted average period of 1.6 years. Restricted stock Equity Awards are not issued to employees until such time as they are vested and the employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In 2020, we granted 3.5 million shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $3.18. These grants included 217,000 shares issued to non-employee directors, which vest at the end of one year, and 3.3 million shares to employees with vesting generally over a three-year period. In 2019, we granted 1.2 million shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $10.16. This grant included 183,000 shares issued to non-employee directors, which vested immediately, and 1.0 million shares to employees with vesting generally over a three-year period. In 2018, we granted 891,000 shares of restricted stock Liability Awards as compensation to directors and employees at an average price of $15.30. These grants included 146,000 shares issued to non-employee directors, which vested immediately, and 745,000 shares to employees with vesting generally over a three-year period. We recorded compensation expense for these restricted stock Liability Awards of $10.3 million in the year ended December 31, 2020 compared to $9.3 million in 2019 and $11.7 million in 2018. As of December 31, 2020, there was $4.2 million of unrecognized compensation related to restricted stock Liability Awards expected to be recognized over a weighted average period of 1.4 years. A large portion of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The proceeds received from the sale of stock held in our deferred compensation plan were $696,000 in 2020 compared to $667,000 in 2019 and $9.7 million in 2018. The following is a summary of the status of our non-vested restricted stock outstanding at December 31, 2020:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,002,239	$12.32	411,126	$10.94
Granted	4,462,711	3.42	3,535,093	3.18
Vested	(3,063,652)	6.93	(2,678,013)	3.94
Forfeited	(585,438)	8.03	(81,570)	3.02
Outstanding at December 31, 2020	2,815,860	$4.97	1,186,636	$4.18

Stock-Based Performance Units

Production Growth and Reserve Growth Awards. The PG-PSUs and RG-PSUs vest at the end of the three-year performance period. The performance metrics for each year are set by the compensation committee no later than March 31 of such year. If the performance metric for the applicable period is not met, then that portion is considered forfeited. The following is a summary of our non-vested PG/RG-PSUs award activities at December 31, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	881,573	$11.70
Units granted (a)	777,847	2.33
Vested	(101,150)	15.32
Forfeited (b)	(459,168)	2.33
Outstanding at December 31, 2020	1,099,102	$5.92

(a) Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 200% depending on achievement of specifically identified performance targets.

(b) For RG-PSU’s tranches granted in 2018, 2019 and 2020 which are set to vest in early 2021, the performance metric is not expected to be met and are considered forfeited. For PG-PSU’s tranches granted in 2018, 2019 and 2020 which are set to vest in early 2021, the payout is estimated at 23% with the remainder considered to be forfeited.

We recorded PG/RG-RSUs compensation expense of $2.7 million in the year ended December 31, 2020 compared to $3.8 million in the year ended December 31, 2019 and $5.4 million in the year ended December 31, 2018. As of December 31, 2020, there was $768,000 of unrecognized compensation related these PSU awards to be recognized over a weighted average period of 1.0 years.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of the TSR-PSUs granted during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2019
	2020	2019	2018
Risk-free interest rate	1.4%	2.44%	2.42%
Expected annual volatility	65%	46%	48%
Grant date fair value per unit	$3.85	$11.34	$18.51

The following is a summary of our non-vested TSR – PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	993,452	$19.00
Granted (a)	610,155	3.85
Vested and issued (b)	(278,184)	26.12
Forfeited	(75,899)	26.66
Outstanding at December 31, 2020	1,249,524	$9.55

(a) These amounts reflect the number of performance units granted. The actual payout of shares may be between zero and 200% of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

(b) Includes 278,184 TSR-PSUs awards issued related to 2017 performance where the return on our common stock was in the 60th percentile for the March 2017 grant and the 80th percentile for the May 2017 grant. The remaining 2017 awards were considered to be forfeited.

We recorded TSR-PSU compensation expense of $2.4 million in the year ended December 31, 2020 compared to $3.0 million in the year ended December 31, 2019 and $6.3 million in the year ended December 31, 2018. As of December 31, 2020, there was $1.3 million of unrecognized compensation related to these PSU awards to be recognized over a weighted average period of 1.7 years.

401(k) Plan

We maintain a 401(k) benefit plan that allows employees to contribute up to 75% of their salary (subject to Internal Revenue Service limitations) on a pretax basis. We match up to 6% of salary in cash and vesting of those contributions is immediate. In 2020, we contributed $5.3 million to the 401(k) Plan compared to $5.4 million in 2019 and $5.8 million in 2018. Employees have a variety of investment options in the 401(k) benefit plan.

Deferred Compensation Plan

Our deferred compensation plan gives directors, officers and key employees the ability to defer all or a portion of their salaries and bonuses and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution which vests over three years. The assets of the plans are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected in the deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value in other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded mark-to-market loss of $12.5 million in 2020 compared to a gain of $15.5 million in 2019 and a gain of $18.6 million in 2018. The Rabbi Trust held 6.1 million shares (5.0 million of vested shares) of Range stock at December 31, 2020 compared to 3.2 million (2.7 million of vested shares) at December 31, 2019.

Other Post-Retirement Benefits

We have a post retirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or on the date they become eligible for Medicare, subject to various cost-sharing features. The change in our post-retirement benefit obligation is as follows (in thousands):

Change in Benefit Obligation:	2020	2019
Benefit obligation at beginning of year	$1,957	$1,355
Service cost	80	88
Interest cost	50	68
Actuarial (gain) loss	(39)	532
Benefits paid	(95)	(86)
Benefit obligation at end of year	$1,953	$1,957

Amounts recognized in the consolidated balance sheet:
Long-term liabilities	$1,953	$1,957

Components of Net Periodic Post Retirement Benefit Cost:
Service cost	$80	$88
Interest cost	50	68
Amortization of prior service cost	369	369
Net periodic post retirement costs (recognized in general and administrative expense)	$499	$525

Other Changes in Benefit Obligations in Other Comprehensive Income (Loss):
Net (gain) loss	$(39)	$532
Prior service cost	—	—
Amortization of prior service cost	(369)	(369)
Total recognized in other comprehensive (loss) income	$(408)	$163
Total recognized in net periodic benefit cost and other comprehensive income	$91	$688

The following summarizes the assumptions used to determine the benefit obligation at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted average assumptions used to determine benefit obligation:
Discount rate	1.9%	2.9%
Assumed weighted average healthcare cost trend rates:
Initial healthcare trend rate	6.5%	6.5%
Ultimate trend rate	4.5%	4.5%
Year ultimate trend rate reached	2024	2023

The expected future benefit payments under our post-retirement benefit plan for the next ten years is $914,000 for the five year period 2021 through 2025 and $371,000 for the five year period 2026 through 2030. The estimated prior service cost that will be amortized from accumulated other comprehensive loss into our statements of operations in 2021 is $369,000.
(13)	Capital Stock

We have authorized capital stock of 485.0 million shares, which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2019:

	Year Ended December 31,
	2020	2019
Beginning balance	249,630,803	249,510,022
Restricted stock grants	3,390,358	1,186,290
Restricted stock units vested	1,226,473	720,212
Performance stock units issued	279,420	12,283
Performance stock dividends	18,700	464
Treasury shares	(8,197,662)	(1,798,468)
Ending balance	246,348,092	249,630,803

Common Stock Dividends

The board of directors declared quarterly dividends of $0.02 per common share for each of the four quarters of 2019 and 2018. In January 2020, we announced that the board had suspended the dividend. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and will depend on our financial condition, earnings, capital requirements, levels of indebtedness, our future business prospects and other matters our board of directors deem relevant. Our bank credit facility and our senior subordinated notes allow for the payment of common dividends, with certain limitations, as described in the indentures governing each of our notes.

Stock Repurchase Program

In October 2019, the board of directors approved a new stock purchase program to acquire up to $100 million of our outstanding stock. The following is a schedule of the change in treasury shares since the beginning of 2019:

	Year Ended December 31,
	2020	2019
Beginning balance	1,808,133	9,665
Rabbi trust shares distributed and/or sold	(2,338)	(1,532)
Shares repurchased	8,200,000	1,800,000
Ending balance	10,005,795	1,808,133

(14)	Supplemental Cash Flow Information
	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded from taxing authorities	$343	$—	$7,521
Interest paid	(168,471)	(189,443)	(207,433)
Non-cash investing and financing activities included:
Asset retirement costs capitalized, net	$2,610	$11,193	$28,826
Decrease in accrued capital expenditures	(23,625)	(20,104)	(119,021)

(15)	Commitments and Contingencies

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of December 31, 2020 and 2019, liabilities for remediation were not material. We are not aware of any environmental claims existing as of December 31, 2020 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Obligations Following Divestitures

Certain contractual obligations were retained by us after our divestiture of our North Louisiana assets. These obligations are primarily related to gathering, processing and transportation agreements including certain minimum volume commitments. For additional information see Note 4, Note 11 and Note 16.

Lease Commitments

The components of our total lease expense for the two years ended December 31, 2020, the majority of which is included in general and administrative expense, are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$27,895	$15,536
Variable lease expense (1)	33,849	6,916
Short-term lease expense (2)	1,866	2,965
Sublease income	(3,199)	(3,496)
Total lease expense	$60,411	$21,921

Short-term lease costs (3)	$15,984	$29,126

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

Supplemental cash flow information related to our operating leases is included in the table below (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$32,030	$18,700
ROU assets added in exchange for lease obligations	$27,769	$24,839

Supplemental balance sheet information related to our operating leases is included in the table below (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease ROU assets	$63,581	$62,053
Accrued liabilities – current	$(24,673)	$(27,856)
Operating lease liabilities – long-term	$(43,155)	$(41,068)

As part of our ongoing effort to reduce general and administrative expenses due to both the lower commodity price environment and in conjunction with the sale of our North Louisiana assets, we vacated one floor in our Fort Worth headquarters. We recorded an impairment related to this lease of $2.0 million in the year ended December 31, 2020. In addition, in fourth quarter 2019, we announced the closing of our Houston office. We recorded an impairment related to our Houston office lease ROU asset of $2.1 million for the year ended December 31, 2019. These charges are included in impairment of proved property and other assets in our consolidated statements of operations.

Our weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	Year Ended December 31,
	2020	2019
Weighted average remaining lease term	4.0 years	4.6 years
Weighted average discount rate	6%	6%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2021	$27,850
2022	20,868
2023	6,866
2024	6,468
2025	6,468
Thereafter	8,795
Total lease payments	77,315
Less effects of discounting	(9,487)
Total lease liability	$67,828

Transportation, Gathering and Processing Contracts

We have entered into firm transportation and gathering contracts with various pipeline carriers for the future transportation and gathering of natural gas, NGLs and oil production from our properties in Pennsylvania. Under these contracts, we are obligated to transport, process or gather minimum daily natural gas volumes, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is currently expected to exceed the minimum daily volumes provided in the contracts. However, if in the future we fail to deliver the committed volumes, we would recognize a deficiency payment in the period in which the under delivery takes place and the related liability has been incurred. As of December 31, 2020, future minimum transportation, processing and gathering fees under our commitments are as follows (in thousands):

Transportation, Gathering and Processing Contracts (a)
2021	$837,792
2022	818,569
2023	782,130
2024	766,474
2025	680,757
Thereafter	4,138,532
$8,024,254

(a) The amounts in this table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest which can vary based on volumes produced.

In addition to the amounts included in the above table, we have entered into an additional agreement which is contingent on certain pipeline modifications and/or construction for natural gas volumes of 25,000 mcf per day and is expected to begin in 2022 with a six-year term.

Not included in the table above is our estimate of accrued contractual obligations related to certain obligations retained by us after our divestiture of our North Louisiana assets. These contractual obligations are related to gathering, processing and transportation agreements including certain minimum volume commitments. There are inherent uncertainties surrounding the retained obligation and, as a result, the determination of the accrued obligation required significant judgement and estimation. The actual settlement amount and timing may differ from our estimates. See also Note 4 and Note 11. As of December 31, 2020, the carrying value of this obligation was $484.1 million (discounted) and is included in divestiture contract obligation in our consolidated balance sheet. As of December 31, 2020, our estimated settlement of this retained obligation based on a discounted value is as follows (in thousands):

Divestiture Contract Obligation
2021	$92,593
2022	74,942
2023	62,639
2024	54,042
2025	47,704
Thereafter	152,175
$484,095

Delivery Commitments

We have various volume delivery commitments that are related to our Marcellus Shale properties. We expect to be able to fulfill our contractual obligations from our own production; however, we may purchase third-party volumes to satisfy our commitments or pay demand fees for commitment shortfalls, should they occur. As of December 31, 2020, our delivery commitments through 2031 were as follows:

Year Ending December 31,	Natural Gas (mmbtu per day)	Ethane and Propane (bbls per day)
2021	476,877	35,000
2022	477,679	35,000
2023	292,423	35,000
2024	211,216	35,000
2025	170,000	35,000
2026	158,301	35,000
2027	100,000	35,000
2028	100,000	35,000
2029	100,000	20,000
2030-2031	—	20,000

In addition to the amounts included in the above table, we have contracted with a pipeline company through 2035 to deliver ethane production volumes from our Marcellus Shale wells. These agreements and related fees, which are contingent upon facility construction and/or modification, are for 3,000 bbls per day starting in 2021 and increasing to 18,000 bbls per day in 2027 and to 25,000 bbls per day in 2029 through 2033 and declining to 10,000 bbls per day for the remainder of the term.

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

(16)	Exit and Termination Costs

Exit Costs

In August 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheet. The present value of our estimated obligations was recorded as an exit cost which totaled $479.8 million in third quarter 2020. Also associated with this sale, we agreed to pay a midstream company $28.5 million to reduce our financial obligation related to the minimum volume commitments associated with this asset which was also recorded as an exit cost in third quarter 2020.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. As a result of these releases, we recorded exit costs of $10.4 million which represents the discounted present value of our remaining obligations to the third party.

Termination Costs

In third quarter 2020, we completed the sale of our North Louisiana assets and we recorded $2.5 million of severance costs and stock-based compensation expense. In third quarter 2020, we also announced an additional reduction in our work force as we continue to focus on lowering administrative expenses and recorded $3.7 million of severance costs and stock-based compensation expense related to this reduction in force. In first quarter 2020, we completed the sale of our shallow legacy assets in Northwest Pennsylvania and we recorded $1.4 million of severance costs which is primarily related to the sale of these assets. In 2019, we sold various non-core assets in Pennsylvania and accrued $819,000 of severance costs related to this sale. In second quarter 2019, we announced another reduction in our work force and recorded $2.2 million of severance costs related to this work force reduction. The following summarizes our exit and termination costs for the three years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Severance costs	$5,909	$7,535	$(356)
Transportation contract capacity releases (including accretion of discount)	10,900	—	—
Divestiture contract obligation (including accretion of discount)	499,935	—	—
One-time minimum volume commitment contract payment	28,500	—	—
Stock-based compensation and other	2,165	1,971	(17)
	$547,409	$9,506	$(373)

The following details the accrued exit and termination cost liability activity for the years ended December 31, 2020 and 2019 (in thousands):

	Exit Costs	Termination Costs
Balance at December 31, 2018	$—	$—
Accrued severance costs	—	7,535
Payments	—	(2,843)
Balance at December 31, 2019	—	4,692
Accrued severance costs	—	5,909
Accrued contract obligations	490,114	—
Accretion of discount	20,720	—
Payments	(17,291)	(9,147)
Balance at December 31, 2020	$493,543	$1,454

(17)	Suspended Exploratory Well Costs

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. The following table reflects the changes in capitalized exploratory well costs for the year ended December 31, 2020. We had no capitalized exploratory well costs for the years ended December 31, 2019 and 2018 (in thousands):

2020

Balance at beginning of period	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	7,709
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—
Capitalized exploratory well costs, charged to expense	—
Balance at end of period	$7,709
Less exploratory well costs that have been capitalized for a period of one year or less	$7,709
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—

 (18) Correction of Error in Previously Reported 2020 Interim Financial Statements (Unaudited)

In connection with our year-end financial close process and related preparation of our 2020 Annual Report on Form 10-K, a misstatement of deferred income taxes was identified in our previously filed 2020 unaudited interim financial statements. We assessed the materiality of this error in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality and have concluded that our interim financial information as filed in each of our 2020 Quarterly Reports on Form 10-Q should be restated. This misstatement is the result of an error in management’s conclusions regarding the realizability of deferred tax assets resulting from changes to the tax law under the Coronavirus Aid, Relief and Economic Security Act (also known as the CARES Act) and has resulted in a change to deferred tax expense (benefit) which has been corrected in the tables below. This correction also includes previously identified immaterial errors in those periods, which also is related to the accounting for income taxes. There was no impact on our net cash flows from operating activities, investing activities or financing activities. As of December 31, 2020, we have $3.2 billion of federal net operating loss carryforwards.

The effects of this error on our previously reported 2020 quarterly statements of operations on a quarter-to-date basis are as follows (in thousands, except per share data):

	Originally Reported			Adjustments			Restated
	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3

Total revenues and other income	$693,920	$376,546	$299,345	$—	$—	$—	$693,920	$376,546	$299,345
Total costs and expenses	498,727	566,395	1,084,644	—	—	—	498,727	566,395	1,084,644
Income (loss) before income taxes	195,193	(189,849)	(785,299)	—	—	—	195,193	(189,849)	(785,299)
Income tax (benefit) expense
Current	(363)	(3)	—	—	—	—	(363)	(3)	—
Deferred	50,581	(43,277)	(105,251)	(21,220)	21,014	68,742	29,361	(22,263)	(36,509)
	50,218	(43,280)	(105,251)	(21,220)	21,014	68,742	28,998	(22,266)	(36,509)
Net income (loss)	$144,975	$(146,569)	$(680,048)	$21,220	$(21,014)	$(68,742)	$166,195	$(167,583)	$(748,790)
Net income (loss) per common share:
Basic	$0.58	$(0.61)	$(2.83)	$0.09	$(0.09)	$(0.29)	$0.67	$(0.70)	$(3.12)
Diluted	$0.58	$(0.61)	$(2.83)	$0.08	$(0.09)	$(0.29)	$0.66	$(0.70)	$(3.12)
Comprehensive income (loss)	$145,048	$(146,498)	$(679,978)	$21,220	$(21,014)	$(68,742)	$166,268	$(167,512)	$(748,720)

The effects of this error on our previously reported 2020 quarterly statements of operations on a year-to-date basis are as follows (in thousands, except per share data):

	Originally Reported			Adjustments			Restated
	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3

Total revenues and other income	$693,920	$1,070,466	$1,369,811	$—	$—	$—	$693,920	$1,070,466	$1,369,811
Total costs and expenses	498,727	1,065,122	2,149,766	—	—	—	498,727	1,065,122	2,149,766
Income (loss) before income taxes	195,193	5,344	(779,955)	—	—	—	195,193	5,344	(779,955)
Income tax (benefit) expense
Current	(363)	(366)	(366)	—	—	—	(363)	(366)	(366)
Deferred	50,581	7,304	(97,947)	(21,220)	(206)	68,536	29,361	7,098	(29,411)
	50,218	6,938	(98,313)	(21,220)	(206)	68,536	28,998	6,732	(29,777)
Net income (loss)	$144,975	$(1,594)	$(681,642)	$21,220	$206	$(68,536)	$166,195	$(1,388)	$(750,178)
Net income (loss) per common share:
Basic	$0.58	$(0.01)	$(2.82)	$0.09	$—	$(0.28)	$0.67	$(0.01)	$(3.10)
Diluted	$0.58	$(0.01)	$(2.82)	$0.08	$—	$(0.28)	$0.66	$(0.01)	$(3.10)
Comprehensive income (loss)	$145,048	$(1,450)	$(681,428)	$21,220	$206	$(68,536)	$166,268	$(1,244)	$(749,964)

The effects of this error on our previously reported 2020 quarterly balance sheets are as follows (in thousands):

	Originally Reported			Adjustments			Restated
	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3

Total current assets	$467,117	$331,839	$209,147	$—	$—	$—	$467,117	$331,839	$209,147
Total non-current assets	$6,122,521	$6,120,372	$5,803,751	$—	$—	$—	$6,122,521	$6,120,372	$5,803,751
Total current liabilities	$490,125	$530,253	$630,120	$—	$—	$—	$490,125	$530,253	$630,120
Total non-current liabilities	$3,624,925	$3,586,142	$3,720,274	$(21,220)	$(206)	$68,536	$3,603,705	$3,585,936	$3,788,810
Deferred tax liabilities	$210,803	$167,548	$62,319	$(21,220)	$(206)	$68,536	$189,583	$167,342	$130,855
Total liabilities	$4,115,050	$4,116,395	$4,350,394	$(21,220)	$(206)	$68,536	$4,093,830	$4,116,189	$4,418,930
Retained deficit	$(3,161,859)	$(3,308,502)	$(3,988,550)	$21,220	$206	$(68,536)	$(3,140,639)	$(3,308,296)	$(4,057,086)
Total stockholders’ equity	$2,474,588	$2,335,816	$1,662,504	$21,220	$206	$(68,536)	$2,495,808	$2,336,022	$1,593,968
Total liabilities and stockholders’ equity	$6,589,638	$6,452,211	$6,012,898	$—	$—	$—	$6,589,638	$6,452,211	$6,012,898

(19)	Supplemental Information on Natural Gas and Oil Exploration, Development and Production Activities (Unaudited)

Our natural gas and oil producing activities are conducted onshore within the continental United States and all of our proved reserves are located within the United States.

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	December 31,
	2020	2019	2018
	(in thousands)
Natural gas and oil properties:
Properties subject to depletion	$8,891,348	$9,345,557	$10,974,929
Unproved properties	859,766	868,180	2,110,277
Total	9,751,114	10,213,737	13,085,206
Accumulated depreciation, depletion and amortization	(4,064,305)	(4,172,702)	(4,062,021)
Net capitalized costs	$5,686,809	$6,041,035	$9,023,185
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (a)

	December 31,
	2020	2019	2018
	(in thousands)
Acquisitions
Acreage purchases	$26,166	$57,324	$62,390
Oil and gas properties	—	—	1,683
Development	369,093	666,984	834,552
Exploration:
Drilling	7,709	—	1,380
Expense	31,376	35,117	32,196
Stock-based compensation expense	1,279	1,566	1,921
Gas gathering facilities:
Development	3,694	3,583	10,218
Subtotal	439,317	764,574	944,340
Asset retirement obligations	2,610	11,193	28,826
Total costs incurred	$441,927	$775,767	$973,166
(a)	Includes cost incurred whether capitalized or expensed.

Reserve Audit

All reserve information in this report is based on estimates prepared by our petroleum engineering staff. At year-end 2020, Netherland, Sewell & Associates, Inc., an independent petroleum consultant, conducted an audit of our 2020 reserves in Appalachia. These engineers were selected for their geographic expertise and their historical experience in engineering certain properties. At December 31, 2020, our consultant audited approximately 97% of our proved reserves. A copy of the summary reserve report prepared by our independent petroleum consultant is included as an exhibit to this Annual Report on Form 10-K. The technical professional at our independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent petroleum consultant to ensure the integrity, accuracy and timeliness of data furnished during the reserves audit process. Throughout the year, our technical team meets periodically with representatives of our independent petroleum consultant to review properties and discuss methods and assumptions. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, our senior management reviews and approves any significant changes to our proved reserves. We provide historical information to our consultant for our largest producing properties such as ownership interest, natural gas, NGLs and oil production, well test data, commodity prices and operating and development costs. The consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Reservoir Engineering and Economics. In some cases, additional meetings are held to review identified reserve differences. The reserve auditor estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared lease-by-lease, field-by-field or area-by-area, some of our estimates may be greater and some may be less than the estimates of our reserve auditor. When such differences do not exceed 10% in the aggregate, our reserve auditor is satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analysis.

Historical variances between our reserve estimates and the aggregate estimates of our independent petroleum consultants have been less than 5%. All of our reserve estimates are reviewed and approved by our Senior Vice President of Reservoir Engineering and Economics, who reports directly to our President and Chief Executive Officer. Mr. Alan Farquharson, our Senior Vice President of Reservoir Engineering and Economics, holds a Bachelor of Science degree in Electrical Engineering from the Pennsylvania State University. Before joining Range, he held various technical and managerial positions with Amoco, Hunt Oil and Union Pacific Resources and has more than forty years of engineering experience in the oil and gas industry. During the year, our reserves group may also perform separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions.

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

The average realized prices used at December 31, 2020 to estimate reserve information were $30.13 per barrel of oil, $16.14 per barrel of NGLs and $1.68 per mcf for gas using a benchmark (NYMEX) of $39.77 per barrel and $1.98 per MMbtu. The average realized prices used at December 31, 2019 to estimate reserve information were $49.24 per barrel of oil, $17.32 per barrel of NGLs and $2.38 per mcf for gas using a benchmark (NYMEX) of $55.73 per barrel and $2.58 per Mmbtu. The average realized prices used at December 31, 2018 to estimate reserve information were $59.96 per barrel of oil, $25.22 per barrel of NGLs and $2.98 per mcf for gas using a benchmark (NYMEX) of $65.55 per barrel and $3.10 per Mmbtu.

	Natural Gas	NGLs	Crude Oil and Condensate	Natural Gas Equivalents
	(Mmcf)	(Mbbls)	(Mbbls)	(Mmcfe) (a)
Proved developed and undeveloped reserves:
Balance, December 31, 2017	10,263,649	763,264	69,854	15,262,361
Revisions	178,595	84,993	7,197	731,735
Extensions, discoveries and additions	2,269,427	128,436	17,309	3,143,898
Property sales	(135,884)	(16,774)	(4,276)	(262,180)
Production	(548,085)	(38,325)	(4,228)	(803,408)
Balance, December 31, 2018	12,027,702	921,594	85,856	18,072,406
Revisions	33,122	57,311	(12,320)	303,068
Extensions, discoveries and additions	959,901	26,505	7,057	1,161,274
Property sales	(327,634)	(28,324)	(2,371)	(511,811)
Production	(578,114)	(38,850)	(3,690)	(833,354)
Balance, December 31, 2019	12,114,977	938,236	74,532	18,191,583
Revisions	(789,992)	42,741	(12,444)	(608,211)
Extensions, discoveries and additions	1,007,415	38,298	4,512	1,264,282
Property sales	(609,311)	(30,317)	(6,145)	(828,084)
Production	(574,529)	(37,492)	(2,829)	(816,456)
Balance, December 31, 2020	11,148,560	951,466	57,626	17,203,114
Proved developed reserves:
December 31, 2018	6,451,012	512,318	38,658	9,756,870
December 31, 2019	6,486,211	535,007	34,369	9,902,468
December 31, 2020	6,350,057	550,771	22,976	9,792,540
Proved undeveloped reserves:
December 31, 2018	5,576,690	409,276	47,198	8,315,536
December 31, 2019	5,628,766	403,229	40,163	8,289,115
December 31, 2020	4,798,503	400,695	34,650	7,410,574
(a)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

During 2020, we added approximately 1.3 Tcfe of proved reserves from drilling activities and evaluation of proved areas in the Marcellus Shale. Approximately 80% of the 2020 reserve additions are attributable to natural gas.  Revisions of previous estimates of a negative 608.2 Bcfe include positive performance revisions of 420.9 Bcfe which were more than offset by 961.1 Bcfe reclassified to unproved for previously planned wells not to be drilled within the original five-year development horizon and negative pricing revisions of 67.9 Bcfe.

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

The following details the changes in proved undeveloped reserves for 2020 (Mmcfe):

Beginning proved undeveloped reserves at December 31, 2019	8,289,115
Undeveloped reserves transferred to developed	(1,258,551)
Revisions (a)	(675,150)
Sales	(175,274)
Extension and discoveries	1,230,434
Ending proved undeveloped reserves at December 31, 2020	7,410,574

(a) Includes 961 Bcfe of proved undeveloped reserves removed and deferred due to the five-year rule which can be included in our future proved reserves as these locations are added back to our five-year development plan.

During 2020, we spent approximately $284.9 million in development costs related to proved undeveloped reserves that were transferred to developed reserves. Estimated future development costs of proved undeveloped reserves are projected to be approximately $2.4 billion over the next five years. As of December 31, 2020, we have 62 Bcfe that have been reported for more than five years from their original date of booking, all of which are in the process of being completed and are expected to turn to sales in 2021. All of our recorded proved undeveloped drilling locations are scheduled to be drilled within five years of initial disclosure. All proved undeveloped drilling locations are scheduled to be drilled prior to the end of 2025.

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
2.

For the years ended 2020, 2019 and 2018, estimated future cash inflows are calculated by applying a twelve-month average price of natural gas, NGLs and oil relating to our proved reserves to the quantities of those reserves produced in each future year.

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

	As of December 31,
	2020	2019
	(in thousands)
Future cash inflows	$35,820,758	$48,718,733
Future costs:
Production	(23,281,268)	(23,320,477)
Development (a)	(2,744,539)	(3,219,349)
Future net cash flows before income taxes	9,794,951	22,178,907
Future income tax expense	(1,240,011)	(4,179,297)
Total future net cash flows before 10% discount	8,554,940	17,999,610
10% annual discount	(5,708,618)	(11,371,037)
Standardized measure of discounted future net cash flows	$2,846,322	$6,628,573

(a) 2020 includes $313.1 million of undiscounted future asset retirement costs estimated as of December 31, 2020, using current estimates of future abandonment costs.

The following table summarizes changes in the standardized measure of discounted future net cash flows.

	December 31,
	2020	2019	2018
	(in thousands)
Revisions of previous estimates:
Changes in prices and production costs	$(4,868,371)	$(6,560,107)	$2,959,488
Revisions in quantities	(345,073)	(12,741)	667,763
Changes in future development and abandonment costs	107,899	104,585	(686,632)
Net change in income taxes	797,816	1,125,639	(1,075,867)
Accretion of discount	756,083	1,317,349	814,725
Additions to proved reserves from extensions, discoveries and improved recovery	280,441	552,710	2,543,296
Natural gas, NGLs and oil sales, net of production costs	(402,450)	(881,883)	(1,547,580)
Actual development costs incurred during the period	384,530	676,520	851,188
Sales of reserves in place	(394,125)	(688,937)	(226,953)
Timing and other	(99,001)	(120,156)	(349,048)
Net change for the year	(3,782,251)	(4,487,021)	3,950,380
Beginning of year	6,628,573	11,115,594	7,165,214
End of year	$2,846,322	$6,628,573	$11,115,594

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that due to a material weakness in our internal control over financial reporting as described in the “Management’s Report on Internal Control over Financial Reporting” on Page F-2, under Item 8. Financial Statements and Supplementary Data, our disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Controls over Financial Reporting. Other than the identification of the material weakness as described in “Management’s Report on Internal Control over Financial Reporting” on page F-2, there have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required in response to this item will be set forth in the Range Proxy Statement for the 2021 Annual Meeting of Stockholders to be held in May 2021 and is incorporated herein by reference.

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

Information required by this item is incorporated herein by reference to the Range Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the Range Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the Range Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the Range Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

4.4	Form of 5.00% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)
4.5

Indenture dated March 9, 2012 by and among Range, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 9, 2012)

4.6	Form of 5.00% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)
4.7

Indenture dated March 18, 2013 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on March 19, 2013)

4.8	Form of 4.875% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 on Form 8-K (File No. 001-12009) as filed with the SEC on May 14, 2015)
4.9

Indenture dated May 14, 2015 among Range Resources Corporation, as issuer, the Initial Guarantors (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 14, 2015)

4.10

Second Supplemental Indenture, by and among Range Resources Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., dated as of August 23, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-12209) as filed with the SEC on August 25, 2016)

4.11

Second Supplemental Indenture, by and among Range Resources Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., dated as of August 23, 2016 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-12209) as filed with the SEC on August 25, 2016)

Exhibit Number	Exhibit Description
4.12

First Supplemental Indenture, by and among Range Resources Corporation, the guarantors named therein and U.S. Bank National Association, dated as of August 23, 2016 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 001-12209) as filed with the SEC on August 25, 2016)

4.13	Form of 5.75% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)
4.14

Indenture dated September 16, 2016 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)

4.15	Form of 5.00% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)
4.16

Indenture dated September 16, 2016 among Range Resources Corporation, as issuer the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)

4.17	Form of 5.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)
4.18

Indenture dated September 16, 2016 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)

4.19	Form of 5.875% Senior Notes due 2022 (incorporated by reference to Exhibit 4.4 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2017)
4.20

Indenture dated September 16, 2016 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Form 8-K (File No. 001-12209) as filed with the SEC on September 19, 2016)

4.21	Form of 9.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 24, 2020)
4.22

Indenture dated January 24, 2020 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 24, 2020)

4.23

Registration Rights Agreement, dated January 24, 2020, among Range Resources Corporation, the subsidiary guarantors named therein and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 24, 2020)

4.24	Form of 8.25% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 8, 2021)
4.25

Indenture dated January 8, 2021 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 8, 2021)

4.26

Registration Rights Agreement, dated January 8, 2021, among Range Resources Corporation, the subsidiary guarantors named therein and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 8, 2021)

10.01

Sixth Amended and Restated Credit Agreement, dated April 13, 2018 among Range Resources Corporation (as borrower), the institutions named therein as lenders and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on April 16, 2018)

10.02

First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of October 18, 2019 among Range Resources Corporation (as borrowers) and JPMorgan Chase Bank, N.A. as Administrative Agent and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-12209) as filed with the SEC on October 23, 2019)

Exhibit Number	Exhibit Description
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
10.13

Voting Support and Nomination Agreement, dated as of July 9, 2018, by and among Range Resources Corporation, SailingStone Capital Partners LLC, SailingStone Holdings LLC, (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-12209) as filed with the SEC on July 10, 2018)

10.14

Purchase Agreement, dated January 9, 2020, by and among Range Resources Corporation, Range Louisiana Operating, LLC, Range Production Company, LLC, Range Resources—Appalachia, LLC, Range Resources—Louisiana, Inc. Range Resources—Midcontinent, LLC, Range Resources—Pine Mountain, Inc. and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 on our Form 8-K (File No. 001-12209) as filed with the SEC on January 10, 2020)

10.15

Purchase Agreement, dated January 5, 2021, by and among Range Resources Corporation, Range Production Company, LLC, Range Resources-Appalachia, LLC, Range Resources-Louisiana, Inc, Range Resources – Midcontinent, LLC, Range Resources – Pine Mountain, Inc. and BofA Securities, Inc., as a representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 5, 2021)

21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Netherland, Sewell & Associates, Inc., independent consulting engineers
31.1*	Certification by the Chairman and Chief Executive Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Range Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chairman and Chief Executive Officer of Range Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer of Range Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
99.1*	Report of Netherland, Sewell & Associates, Inc., independent consulting engineers
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE RESOURCES CORPORATION
By:	/s/ JEFFrey L. VENTURA
Jeffrey L. Ventura
Chief Executive Officer and President (principal executive officer)

Dated:  February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date
/s/ Jeffrey L. Ventura	Chief Executive Officer and President	February 23, 2021
Jeffrey L. Ventura	(principal executive officer)
/s/ mark s. scucchi	Senior Vice President and Chief Financial Officer	February 23, 2021
Mark S. Scucchi	(principal financial officer)
/s/ DORI A. GINN	Senior Vice President, Controller and Principal Accounting Officer	February 23, 2021
Dori A. Ginn	(principal accounting officer)
/s/ Greg G. maxwell	Chairman of the Board	February 23, 2021
Greg G. Maxwell
/s/ BRENDA A. CLINE	Director	February 23, 2021
Brenda A. Cline
/s/ MARGARET K. DORMAN	Director	February 23, 2021
Margaret K. Dorman
/s/ James M. Funk	Director	February 23, 2021
James M. Funk
/s/ STEVEN D. GRAY	Director	February 23, 2021
Steven D. Gray
/s/ STEFFEN E. PALKO	Director	February 23, 2021
Steffen E. Palko