Form 10-Q
period 2021-03-31
RANGE RESOURCES CORP
filed 2021-04-26
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes  ☐    No  ☑

259,595,233 Common Shares were outstanding on April 23, 2021

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2021

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Defined Terms” in our 2020 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$449	$458
Accounts receivable, less allowance for doubtful accounts of $3,004 and $3,004	286,491	252,642
Derivative assets	8,111	23,332
Other current assets	13,581	13,408
Total current assets	308,632	289,840
Derivative assets	21,242	16,680
Natural gas properties, successful efforts method	9,853,906	9,751,114
Accumulated depletion and depreciation	(4,150,811)	(4,064,305)
	5,703,095	5,686,809
Other property and equipment	80,365	79,878
Accumulated depreciation and amortization	(76,228)	(75,717)
	4,137	4,161
Operating lease right-of-use assets	58,199	63,581
Other assets	79,355	75,865
Total assets	$6,174,660	$6,136,936

Liabilities
Current liabilities:
Accounts payable	$160,323	$132,421
Asset retirement obligations	6,689	6,689
Accrued liabilities	311,469	348,333
Accrued interest	45,125	54,742
Derivative liabilities	38,319	26,707
Divestiture contract obligation	88,132	92,593
Current maturities of long-term debt	45,377	45,356
Total current liabilities	695,434	706,841
Bank debt	116,074	693,123
Senior notes	2,921,750	2,329,745
Senior subordinated notes	17,393	17,384
Deferred tax liabilities	137,810	135,267
Derivative liabilities	5,959	9,746
Deferred compensation liabilities	107,001	81,481
Operating lease liabilities	38,026	43,155
Asset retirement obligations and other liabilities	87,549	91,157
Divestiture contract obligation	383,816	391,502
Total liabilities	4,510,812	4,499,401
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 259,595,233 issued at March 31, 2021 and 256,353,887 issued at December 31, 2020	2,596	2,563
Common stock held in treasury, 10,004,683 shares at March 31, 2021 and 10,005,795 shares at December 31, 2020	(30,085)	(30,132)
Additional paid-in capital	5,683,428	5,684,268
Accumulated other comprehensive loss	(409)	(479)
Retained deficit	(3,991,682)	(4,018,685)
Total stockholders’ equity	1,663,848	1,637,535
Total liabilities and stockholders’ equity	$6,174,660	$6,136,936

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Revenues and other income:
Natural gas, NGLs and oil sales	$603,347	$432,096
Derivative fair value (loss) income	(57,879)	233,175
Brokered natural gas, marketing and other	80,564	28,649
Total revenues and other income	626,032	693,920
Costs and expenses:
Direct operating	17,650	32,035
Transportation, gathering, processing and compression	274,330	284,765
Production and ad valorem taxes	4,625	9,019
Brokered natural gas and marketing	72,335	32,624
Exploration	5,538	7,077
Abandonment and impairment of unproved properties	3,029	5,413
General and administrative	38,004	42,254
Exit and termination costs	13,714	1,595
Deferred compensation plan	19,811	(8,537)
Interest	56,878	47,518
Loss (gain) on early extinguishment of debt	35	(12,923)
Depletion, depreciation and amortization	88,383	102,986
Impairment of proved properties	—	77,000
Loss (gain) on the sale of assets	1,860	(122,099)
Total costs and expenses	596,192	498,727
Income before income taxes	29,840	195,193
Income tax expense (benefit):
Current	168	(363)
Deferred	2,521	29,361
	2,689	28,998
Net income	$27,151	$166,195
Net income per common share:
Basic	$0.11	$0.67
Diluted	$0.11	$0.66
Weighted average common shares outstanding:
Basic	242,159	246,218
Diluted	247,527	247,684

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$27,151	$166,195
Other comprehensive loss:
Postretirement benefits:
Actuarial gain	—	7
Amortization of prior service costs	92	92
Income tax expense	(22)	(26)
Total comprehensive income	$27,221	$166,268

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Operating activities:
Net income	$27,151	$166,195
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	2,521	29,361
Depletion, depreciation and amortization and impairment of proved properties	88,383	179,986
Abandonment and impairment of unproved properties	3,029	5,413
Derivative fair value loss (income)	57,879	(233,175)
Cash settlements on derivative financial instruments	(39,395)	99,929
Divestiture contract obligation accretion	12,995	—
Allowance for bad debt	—	400
Amortization of deferred financing costs and other	2,081	1,657
Deferred and stock-based compensation	30,054	476
Loss (gain) on the sale of assets	1,860	(122,099)
Loss (gain) on early extinguishment of debt	35	(12,923)
Changes in working capital:
Accounts receivable	(33,146)	84,345
Other current assets	122	(4,432)
Accounts payable	34,418	18,660
Accrued liabilities and other	(78,735)	(89,287)
Net cash provided from operating activities	109,252	124,506
Investing activities:
Additions to natural gas properties	(99,233)	(129,962)
Additions to field service assets	(487)	(896)
Acreage purchases	(11,849)	(10,811)
Proceeds from disposal of assets	8	1,059
Purchases of marketable securities held by the deferred compensation plan	(3,172)	(7,648)
Proceeds from the sales of marketable securities held by the deferred
compensation plan	2,333	8,393
Net cash used in investing activities	(112,400)	(139,865)
Financing activities:
Borrowings on credit facilities	478,000	543,000
Repayments on credit facilities	(1,056,000)	(463,000)
Issuance of senior notes	600,000	550,000
Repayment of senior or senior subordinated notes	—	(580,099)
Treasury stock purchases	—	(22,548)
Debt issuance costs	(8,559)	(8,538)
Taxes paid for shares withheld	(9,097)	(1,554)
Change in cash overdrafts	(1,646)	(1,933)
Proceeds from the sales of common stock held by the deferred compensation plan	441	13
Net cash provided from financing activities	3,139	15,341
Decrease in cash and cash equivalents	(9)	(18)
Cash and cash equivalents at beginning of period	458	546
Cash and cash equivalents at end of period	$449	$528

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

Fiscal Year 2021			Common			Accumulated
			stock	Additional		other
	Common stock		held in	paid-in	Retained	comprehensive
	Shares	Par value	treasury	capital	deficit	loss	Total
Balance as of December 31, 2020	256,354	$2,563	$(30,132)	$5,684,268	$(4,018,685)	$(479)	$1,637,535
Issuance of common stock	3,218	33	—	(7,654)	—	—	(7,621)
Issuance of common stock upon vesting of PSUs	—	—	—	148	(148)	—	—
Stock-based compensation expense	—	—	—	6,713	—	—	6,713
Treasury stock	—	—	47	(47)	—	—	—
Other comprehensive income	—	—	—	—	—	70	70
Net income	—	—	—	—	27,151	—	27,151
Balance as of March 31, 2021	259,572	$2,596	$(30,085)	$5,683,428	$(3,991,682)	$(409)	$1,663,848

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2020			Common			Accumulated
			stock	Additional		other
	Common stock		held in	paid-in	Retained	comprehensive
	Shares	Par value	treasury	capital	deficit	loss	Total
Balance as of December 31, 2019	251,439	$2,514	$(7,236)	$5,659,832	$(3,306,834)	$(788)	$2,347,488
Issuance of common stock	4,246	42	—	(1,406)	—	—	(1,364)
Stock-based compensation expense	—	—	—	5,963	—	—	5,963
Treasury stock	—	—	(22,514)	(33)	—	—	(22,547)
Other comprehensive income	—	—	—	—	—	73	73
Net income	—	—	—	—	166,195	—	166,195
Balance as of March 31, 2020	255,685	$2,556	$(29,750)	$5,664,356	$(3,140,639)	$(715)	$2,495,808

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation is a Fort Worth, Texas-based independent natural gas, natural gas liquids (“NGLs”) and oil company engaged in the exploration, development and acquisition of natural gas properties in the Appalachian region of the United States. Our objective is to build stockholder value through returns-focused development of natural gas properties. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC”.

(2) BASIS OF PRESENTATION

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the results for the periods reported. All adjustments are of a normal recurring nature unless otherwise disclosed. These consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on February 23, 2021. The results of operations for first quarter ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. As more fully described in Note 2 and Note 18 of our 2020 Annual Report on Form 10-K filed with the SEC, deferred tax expense (benefit) for the first, second and third quarters 2020 was corrected through a restatement.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

None that are expected to have a material impact on our financial statements.

Recently Adopted

Financial Instruments – Credit Losses

In September 2016, an accounting standards update was issued that changes the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standards update required the use of a forward-looking “expected loss” model as opposed to the current “incurred loss” model. This new standards update was effective for us in first quarter 2020. The adoption of this standards update did not have a material impact on our financial statements.

Fair Value Measurement

In August 2018, an accounting standards update was issued which provides additional disclosure requirements for fair value measurements. This new standards update eliminated the requirement to disclose transfers between Level 1 and Level 2 of the fair value hierarchy and provides for additional disclosures for Level 3 fair value measurements. This new standards update was effective for us in first quarter 2020. The adoption of this standards update did not have a material impact on our financial statements.

(4) DISPOSITIONS

We recognized a pretax net loss of $1.9 million on the sale of assets in first quarter 2021 compared to a pretax net gain of $122.1 million in first quarter 2020. See discussion below for further details.

2021 Dispositions

Other. In first quarter 2021, we recorded an additional loss on the sale of our North Louisiana assets of $1.9 million, which closed in third quarter 2020 which is related to final closing adjustments and the settlement of a royalty underpayment claim related to these assets.

2020 Dispositions

Pennsylvania. In first quarter 2020, we completed the sale of our shallow legacy assets in northwestern Pennsylvania for proceeds of $1.0 million. Based upon the receipt of approval from state governmental authorities of a change in operatorship during first quarter, we recognized a pretax gain of $122.7 million primarily due to the elimination of the asset retirement obligation associated with these properties.

Other. In first quarter 2020, we sold miscellaneous inventory and other assets for proceeds of $59,000 resulting in a pretax loss of $617,000.

(5) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and crude oil and condensate sales (referred to below as “oil sales”). Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Accounts receivable attributable to our revenue contracts with customers was $277.8 million at March 31, 2021 and $237.8 million at December 31, 2020. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended March 31,
	2021	2020
Natural gas sales	$335,801	$253,249
NGLs sales	230,408	143,239
Oil sales	37,138	35,608
Total natural gas, NGLs and oil sales	603,347	432,096
Sales of purchased natural gas	69,462	24,875
Sales of purchased NGLs	426	1,140
Other marketing revenue (1)	10,676	2,634
Total	$683,911	$460,745

(1) The three months ended March 31, 2021 includes $8.8 million received as part of a capacity release agreement.

(6) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. The effective income tax rate is influenced by a variety of factors including geographic sources and relative magnitude of these sources of income. Income taxes for discrete items are computed and recorded in the period that a specific transaction occurs. For the three months ended March 31, 2021 and 2020, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes, equity compensation, valuation allowances and other tax items. Our income tax expense is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Income tax expense	$2,689	$28,998
Effective tax rate	9.0%	14.9%

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

	Three Months Ended March 31,
	2021	2020
Net (loss) income, as reported	$27,151	$166,195
Participating earnings (a)	(673)	(2,128)
Basic net (loss) income attributed to common shareholders	26,478	164,067
Reallocation of participating earnings (a)	14	12
Diluted net (loss) income attributed to common shareholders	$26,492	$164,079
Net (loss) income per common share:
Basic	$0.11	$0.67
Diluted	$0.11	$0.66
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

The following provides a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding – basic	242,159	246,218
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	5,368	1,466
Weighted average common shares outstanding – diluted	247,527	247,684

Weighted average common shares outstanding-basic for first quarter 2021 excludes 6.2 million shares of restricted stock held in our deferred compensation plan compared to 3.2 million shares in first quarter 2020 (although all awards are issued and outstanding upon grant). For first quarter 2021, equity grants of 88,000 compared to 2.5 million in first quarter 2020 were outstanding but not included in the computation of diluted net income per share because the grant prices were greater than the average market price of our common shares and would be anti-dilutive to the computation. Nonvested restricted stock and performance based equity awards are included in the computation using the treasury stock method with the deemed proceeds equal to the average unrecognized compensation during the period.

(8) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2021	December 31, 2020
	(in thousands)
Natural gas properties:
Properties subject to depletion	$8,991,165	$8,891,348
Unproved properties	862,741	859,766
Total	9,853,906	9,751,114
Accumulated depletion and depreciation	(4,150,811)	(4,064,305)
Net capitalized costs	$5,703,095	$5,686,809
(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(9) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (bank debt interest rate at March 31, 2021 is shown parenthetically). No interest was capitalized during the three months ended March 31, 2021 or the year ended December 31, 2020 (in thousands).

	March 31, 2021	December 31, 2020
Bank debt (2.3%)	$124,000	$702,000
Senior notes:
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2022	169,589	169,589
5.00% senior notes due 2023	532,335	532,335
5.75% senior notes due 2021	25,496	25,496
5.875% senior notes due 2022	48,528	48,528
8.25% senior notes due 2029	600,000	—
9.25% senior notes due 2026	850,000	850,000
Other senior notes due 2022	490	490
Total senior notes	2,976,438	2,376,438
Senior subordinated notes:
5.00% senior subordinated notes due 2022	9,730	9,730
5.00% senior subordinated notes due 2023	7,712	7,712
5.75% senior subordinated notes due 2021	19,896	19,896
Total senior subordinated notes	37,338	37,338
Total debt	3,137,776	3,115,776
Unamortized premium	387	456
Unamortized debt issuance costs	(37,569)	(30,625)
Total debt net of debt issuance costs	3,100,594	3,085,607
Less current maturities of long-term debt (a)	(45,377)	(45,356)
Total long-term debt	$3,055,217	$3,040,251

(a) As of March 31, 2021, current maturities includes $45.4 million principal amount of our 5.75% senior and senior subordinated notes due 2021.

Bank Debt

In April 2018, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 13, 2023. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to periodic redeterminations and for event-driven unscheduled redeterminations. As of March 31, 2021, our bank group was composed of twenty-six financial institutions with no one bank holding more than 7.0% of the total facility. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (“ABR,” as defined in the bank credit facility agreement) plus a spread ranging from 0.25% to 1.25% or LIBOR borrowings at the LIBOR Rate (as defined in the bank credit facility agreement) plus a spread ranging from 1.25% to 2.25%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans. The weighted average interest rate was 2.2% for first quarter 2021 compared to 3.1% for first quarter 2020. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At March 31, 2021, the commitment fee was 0.30% and the interest rate margin was 1.75% on our LIBOR loans and 0.75% on our base rate loans.

As part of our redetermination completed in March 2021, our borrowing base was reaffirmed for $3.0 billion and our bank commitment was also reaffirmed at $2.4 billion. On March 31, 2021, bank commitments totaled $2.4 billion and the outstanding balance under our bank credit facility was $124.0 million, before deducting debt issuance costs. Additionally, we had $334.6 million of undrawn letters of credit leaving $1.9 billion of committed borrowing capacity available under the facility.

New Senior Notes

In January 2021, we issued $600.0 million aggregate principal amount of 8.25% senior notes due 2029 (the “8.25% Notes”) for net proceeds of $590.8 million after underwriting expenses and commissions of $9.2 million. The notes were issued at par. The 8.25% Notes were offered to qualified institutional buyers and to non-U.S. persons outside the United States in compliance with Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Interest due on the 8.25% Notes is payable semi-annually in January and July and is unconditionally guaranteed on a senior unsecured basis by all of our subsidiary guarantors. On or after January 15, 2027, we may redeem the 8.25% Notes, in whole or in part and from time to time, at 100% of the principal amounts plus accrued and unpaid interest. We may redeem the notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the indenture governing the 8.25% Notes. Upon occurrence of certain changes in control, we must offer to repurchase the 8.25% Notes. The 8.25% Notes are unsecured and are subordinated to all of our existing and future secured debt, rank equally with all of our existing and future unsecured debt and rank senior to all of our existing and future subordinated debt. On the closing of the issuance of the 8.25% Notes, we used the proceeds to repay borrowings under our bank credit facility.

Early Redemption

In first quarter 2021, based on the terms of the indentures governing certain of our senior and senior subordinated notes, we notified the trustee that we were electing to redeem the outstanding principal amounts of the following notes (in thousands):

Outstanding Principal Amount
5.75% senior notes due 2021	$25,496
5.875% senior notes due 2022	$490
5.75% senior subordinated notes 2021	$19,896
5.00% senior subordinated notes 2022	$9,730
5.00% senior subordinated notes 2023	$7,712

The redemption price equaled 100% of the unpaid principal plus accrued and unpaid interest. The redemption date was April 2, 2021. We expect to recognize a loss on early extinguishment of debt in second quarter 2021 of approximately $64,000 which represents expensing of the remaining deferred financing costs.

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

Guarantees

Range is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees by our subsidiaries, which are directly or indirectly owned by Range, of our senior notes, senior subordinated notes and our bank credit facility are full and unconditional and joint and several, subject to certain customary release provisions. The assets, liabilities and results of operations of Range and our guarantor subsidiaries are not materially different than our consolidated financial statements. A subsidiary guarantor may be released from its obligations under the guarantee:

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. In addition, we are required to maintain a ratio of EBITDAX (as defined in the bank credit facility agreement) to cash interest expense of equal to or greater than 2.5 and a current ratio (as defined in the bank credit facility agreement) of no less than 1.0. In addition, the ratio of the present value of proved reserves (as defined in the bank credit facility agreement) to total debt must be equal to or greater than 1.5 until Range has two investment grade ratings. We were in compliance with applicable covenants under the bank credit facility at March 31, 2021.

(10) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning of period	$79,822	$251,076
Liabilities incurred	28	1,483
Acquisitions	—	123
Liabilities settled	(720)	(4,634)
Disposition of wells	—	(176,748)
Accretion expense	1,375	7,518
Change in estimate	811	1,004
End of period	81,316	79,822
Less current portion	(6,689)	(6,689)
Long-term asset retirement obligations	$74,627	$73,133

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(11) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, three-way collars or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and expenditure plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (“NYMEX”) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net loss of $44.9 million at March 31, 2021. These contracts expire monthly through September 2022. The following table sets forth our commodity-based derivative volumes by year as of March 31, 2021, excluding our basis and freight swaps and divestiture contingent consideration which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas (1)
2021	Swaps	550,000 Mmbtu/day	$2.76
April – October 2021	Collars	360,000 Mmbtu/day			$ 2.52	$ 3.00
2021	Three-way Collars	240,000 Mmbtu/day		$ 1.99	$ 2.33	$ 2.60

Crude Oil (1)
2021	Swaps	6,165 bbls/day	$51.73
January – September 2022	Swaps	1,661 bbls/day	$56.70

NGLs (C3-Propane)
April – September 2021	Swaps	4,311 bbls/day	$0.70/gallon
April – June 2021	Collars	5,000 bbls/day			$0.50/gallon	$0.61/gallon

NGLs (NC4-Normal Butane)
April – June 2021	Swaps	2,000 bbls/day	$0.82/gallon

NGLs (C5-Natural Gasoline)
April – September 2021	Swaps	3,828 bbls/day	$1.05/gallon

(1)

We also sold natural gas call swaptions of 280,000 Mmbtu/day for 2022 at a weighted average price of $2.81. In addition, we sold oil call swaptions of 1,000 bbls per day for 2022 at a weighted average price of $54.00.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps, collars and swaptions described above, at March 31, 2021 we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through December 2024 and include a total volume of 208,300,000 Mmbtu. The fair value of these contracts was a gain of $9.5 million at March 31, 2021.

At March 31, 2021, we also had propane spread swap contracts which lock in the differential between Mont Belvieu and international propane indices. The contracts settle monthly through 2022. The fair value of these contracts was a gain of $472,000 at March 31, 2021.

Freight Swap Contracts

In connection with our international propane sales, we utilize propane swaps. To further hedge our propane price, at March 31, 2021, we had freight swap contracts on the Baltic Exchange which lock in the freight rate for a specific trade route. These contracts settle monthly and cover 5,000 metric tons per month in second quarter 2021 and 10,000 metric tons for the remainder of 2021. The fair value of these contracts equal to a gain of $125,000 at March 31, 2021.

Divestiture Contingent Consideration

In addition to the derivatives described above, our right to receive contingent consideration in conjunction with the sale of our North Louisiana assets was determined to be a derivative financial instrument that is not designated as a hedging instrument. The contingent consideration of up to $75.0 million is based on future achievement of natural gas and oil prices based on published indexes and realized NGLs prices of the buyer for the years 2021, 2022 and 2023. All changes in the fair value are recognized as a gain or loss in earnings in the period they occur in derivative fair value income or loss in our consolidated statements of operations.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		March 31, 2021
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$12,881	$(10,200)	$2,681
	–swaptions	—	(1,325)	(1,325)
	–collars	1,029	(582)	447
	–three-way collars	228	—	228
	–basis swaps	12,156	(5,252)	6,904
Crude oil	–swaps	1,105	(665)	440
NGLs	–C3 propane spread swaps	4,376	(4,376)	—
	–C3 propane swaps	192	(192)	—
	−C5 natural gasoline swaps	250	(250)	—
Freight	−swaps	132	(44)	88
Divestiture contingent consideration		19,890	—	19,890
		$52,239	$(22,886)	$29,353

		March 31, 2021
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(9,164)	$10,200	$1,036
	–swaptions	(5,823)	1,325	(4,498)
	–collars	—	582	582
	–three-way collars	(14,258)	—	(14,258)
	–basis swaps	(2,639)	5,252	2,613
Crude oil	–swaps	(10,857)	665	(10,192)
	–swaptions	(1,323)	—	(1,323)
NGLs	–C3 propane spread swaps	(3,904)	4,376	472
	–C3 propane swaps	(4,989)	192	(4,797)
	–C3 collars	(4,618)	—	(4,618)
	–NC4 normal swaps	(839)	—	(839)
	–C5 natural gasoline swaps	(8,743)	250	(8,493)
Freight	–swaps	(7)	44	37
		$(67,164)	$22,886	$(44,278)

		December 31, 2020
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$33,559	$(16,821)	$16,738
	–collars	7,016	(2,329)	4,687
	–three-way collars	535	(6,139)	(5,604)
	–basis swaps	7,894	(3,502)	4,392
Crude oil	–swaps	2,465	(829)	1,636
NGLs	–C3 propane spread swaps	4,863	(4,863)	—
	–C3 propane collars	—	(107)	(107)
Freight	–swaps	2,310	—	2,310
Divestiture contingent consideration		15,960	—	15,960
		$74,602	$(34,590)	$40,012

		December 31, 2020
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(10,120)	$16,821	$6,701
	–swaptions	(9,803)	—	(9,803)
	–collars	—	2,329	2,329
	–three-way collars	(18,353)	6,139	(12,214)
	–basis swaps	(4,197)	3,502	(695)
Crude oil	–swaps	(5,471)	829	(4,642)
NGLs	–C3 propane spread swaps	(4,069)	4,863	794
	–C3 propane swaps	(8,243)	—	(8,243)
	–C3 propane collars	(3,086)	107	(2,979)
	–C5 natural gasoline swaps	(4,897)	—	(4,897)
	–C5 natural gasoline calls	(546)	—	(546)
	–NC4 butane swaps	(651)	—	(651)
	–NC4 butane collars	(401)	—	(401)
Freight	–swaps	(1,206)	—	(1,206)
		$(71,043)	$34,590	$(36,453)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value (Loss) Income
	Three Months Ended March 31,
	2021	2020
Commodity swaps	$(52,764)	$228,354
Swaptions	2,657	666
Three-way collars	873	(11,362)
Collars	(13,288)	—
Calls	(775)	275
Basis swaps	2,155	21,343
Freight swaps	(667)	(6,101)
Divestiture contingent consideration	3,930	—
Total	$(57,879)	$233,175

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2021
Trading securities held in the deferred compensation plans	$67,433	$—	$—	$67,433

Commodity price derivatives –swaps	—	(20,164)	—	(20,164)
–collars	—	1,029	(4,618)	(3,589)
–three-way collars	—	(14,030)	—	(14,030)
–basis swaps	—	9,989	—	9,989
–swaptions	—	—	(7,146)	(7,146)
Derivatives–freight swaps	—	125	—	125
Divestiture contingent consideration	—	19,890	—	19,890

	Fair Value Measurements at December 31, 2020 using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2020
Trading securities held in the deferred compensation plans	$63,942	$—	$—	$63,942
Commodity price derivatives –swaps	—	6,642	—	6,642
–calls	—	—	(546)	(546)
–collars	—	7,016	(3,487)	3,529
–three-way collars	—	(17,818)	—	(17,818)
–basis swaps	—	4,491	—	4,491
–swaptions	—	—	(9,803)	(9,803)
Derivatives–freight swaps	—	1,104	—	1,104
Divesture contingent consideration	—	15,960	—	15,960

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. As of March 31, 2021, a portion of our natural gas derivative instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. In addition to our swaptions in Level 3 at March 31, 2021, we have propane collars. Derivatives in Level 3 are also measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. However, the subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our derivatives in Level 3 and is considered a significant unobservable input. For our swaptions, we used a weighted average implied volatility of 22% for natural gas and 29% for crude oil. We also utilized a range of implied volatilities from 50% to 86% for our propane collars with a weighted average implied volatility of 65%. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

As of March 31, 2021
Balance at December 31, 2020	$(13,836)
Total losses:
Included in earnings	(1,227)
Settlements, net	3,299
Transfers in and/or out of Level 3	—
Balance at March 31, 2021	$(11,764)

Divestiture Contingent Consideration. In August 2020, we completed the sale of our North Louisiana assets where we are entitled to receive contingent consideration of up to $90.0 million, based on future achievement of natural gas and oil prices based on published indexes along with NGLs prices based on the realized NGLs prices of the buyer. We used an option pricing model to estimate the fair value of the contingent consideration using significant Level 2 inputs that include quoted future commodity prices based on active markets and implied volatility factors. We did not receive any value for the period from July through December 2020.

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For first quarter 2021, interest and dividends were $109,000 and the mark-to-market adjustment was a gain of $2.0 million compared to interest and dividends of $148,000 and a mark-to-market loss of $10.5 million in first quarter 2020.

Fair Values – Non-recurring

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. In first quarter 2020, we recognized impairment charges of $77.0 million that reduced the carrying value to the anticipated sales proceeds for our North Louisiana assets which is a market approach using Level 2 inputs. These assets were sold in third quarter 2020. There were no proved property impairment charges in first quarter 2021.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars and basis swaps	$9,463	$9,463	$24,052	$24,052
Divestiture contingent consideration	19,890	19,890	15,960	15,960
Marketable securities (a)	67,433	67,433	63,942	63,942
(Liabilities):
Commodity swaps, collars and basis swaps	(44,278)	(44,278)	(36,453)	(36,453)
Bank credit facility (b)	(124,000)	(124,000)	(702,000)	(702,000)
5.75% senior notes due 2021 (b)	(25,496)	(25,496)	(25,496)	(25,474)
5.00% senior notes due 2022 (b)	(169,589)	(172,513)	(169,589)	(170,128)
5.875% senior notes due 2022 (b)	(48,528)	(49,117)	(48,528)	(48,471)
Other senior notes due 2022 (b)	(490)	(490)	(490)	(490)
5.00% senior notes due 2023 (b)	(532,335)	(541,800)	(532,335)	(521,699)
4.875% senior notes due 2025 (b)	(750,000)	(742,485)	(750,000)	(707,918)
9.25% senior notes due 2026 (b)	(850,000)	(922,837)	(850,000)	(888,208)
8.25% senior notes due 2029 (b)	(600,000)	(642,132)	—	—
5.75% senior subordinated notes due 2021 (b)	(19,896)	(19,896)	(19,896)	(19,589)
5.00% senior subordinated notes due 2022 (b)	(9,730)	(9,730)	(9,730)	(9,247)
5.00% senior subordinated notes due 2023 (b)	(7,712)	(7,712)	(7,712)	(6,604)
Deferred compensation plan (c)	(121,121)	(121,121)	(96,563)	(96,563)
(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)

The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes and our senior subordinated notes is based on end of period market quotes which are Level 2 inputs.

(c)	The fair value of our deferred compensation plan is updated to the closing price on the balance sheet date which is a Level 1 input.

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Non-financial liabilities initially measured at fair value include asset retirement obligations, operating lease liabilities and the divestiture contract obligation that we incurred in conjunction with the sale of our North Louisiana assets.

Concentrations of Credit Risk

As of March 31, 2021, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate securities are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $3.0 million at both March 31, 2021 and December 31, 2020. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2021, our derivative counterparties include twenty financial institutions, of which all but five are secured lenders in our bank credit facility. At March 31, 2021, our net derivative asset includes a net payable of $2.3 million to one of these counterparties that are not participants in our bank credit facility and an aggregate net receivable of $5.7 million from four of these counterparties.

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

	Three Months Ended March 31,
	2021	2020
Direct operating expense	$327	$450
Brokered natural gas and marketing expense	450	413
Exploration expense	386	330
General and administrative expense	9,405	8,029
Total stock-based compensation	$10,568	$9,222

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

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. We also grant restricted stock to certain employees for retention purposes. Compensation expense is recognized over the balance of the vesting period, which is typically three years for employee grants and one year vesting for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and the vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock award recipients have the right to vote such stock and receive dividends thereon. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, the majority of these shares are generally placed in our deferred compensation plan and, upon vesting, withdrawals are allowed in either cash or in stock. In early 2021, vesting for new grants of restricted stock Liability Awards changed to a three-year cliff vesting from a ratable 30%-30%-40% vesting schedule.  These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported in deferred compensation plan expense in the accompanying consolidated statements of operations. Historically, we have used authorized but unissued shares of stock when restricted stock is granted. However, we can also utilize treasury shares when available.

Stock-Based Performance Units. We grant three types of performance share awards: two based on internal performance conditions which were initially measured against internal debt-adjusted performance metrics (Production Per Share Awards or “PS-PSUs” and Reserve Per Share Awards or “RS-PSUs”) and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (“TSR Awards” or “TSR-PSUs”). In first quarter 2021, our internal performance metrics were changed to focus on debt reduction and to include an environmental component. For shares granted in first quarter 2021, the performance conditions will be measured against internal metrics of Debt/EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration expense) and Emission Intensity performance. These shares will vest at the end of three years and the three-year performance metric was set in first quarter 2021.

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

Restricted Stock – Equity Awards

In first quarter 2021, we granted 2.3 million restricted stock Equity Awards to employees at an average grant date fair value of $10.20 which generally vest over a three-year period compared to 4.5 million at an average grant date fair value of $3.42 in first quarter 2020. We recorded compensation expense for these outstanding awards of $5.2 million in first quarter 2021 compared to $5.3 million in the same period of 2020. Restricted stock Equity Awards are not issued to employees until such time as they are vested. Employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first quarter 2021, we granted 1.2 million shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $9.29 which generally vest at the end of a three-year period. In first three months 2020, we granted 3.3 million shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $3.02 with vesting generally over a three-year period. We recorded compensation expense for these Liability Awards of $2.9 million in first quarter 2021 compared to $2.8 million in first quarter 2020. The majority of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at March 31, 2021:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,815,860	$4.97	1,186,636	$4.18
Granted	2,340,114	10.20	1,185,000	9.29
Vested	(623,946)	7.64	(565,689)	5.71
Forfeited	(26,334)	7.26	—	—
Outstanding at March 31, 2021	4,505,694	$7.30	1,805,947	$7.06

Stock-Based Performance Units

Internal Performance Awards.  The PS-PSUs and RS-PSUs vest at the end of the three-year performance period. The performance metrics for each year are set by the Compensation Committee no later than March 31 of each year. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. See additional information above for shares granted in first quarter 2021. The following is a summary of our non-vested internal performance awards outstanding at March 31, 2021:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,099,102	$5.92
Units granted (a)	303,231	9.81
Vested (b)	(306,978)	12.20
Forfeited	—	—
Outstanding at March 31, 2021	1,095,355	$7.80
(a)

Amounts granted reflect the number of performance units granted; however, the actual payout of shares will be between zero and 200% depending on achievement of specifically identified performance targets. Units granted in first quarter 2021 were to our CEO, CFO and COO only.

(b)

For certain of the PS-PSUs and RS-PSUs awards issued during 2018 the aggregate payout was approximately 137% of target for the March 2018 grants with a positive performance adjustment of 290,140 shares.

We recorded compensation expense of $740,000 in first quarter 2021 compared to expense of $285,000 in first quarter 2020.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of TSR-PSUs granted during first quarter 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.2%	1.4%
Expected annual volatility	75%	65%
Grant date fair value per unit	$12.58	$3.85

The following is a summary of our non-vested TSR-PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,249,524	$9.55
Units granted (a)	223,687	12.58
Vested (b)	(325,217)	18.51
Forfeited	—	—
Outstanding at March 31, 2021	1,147,994	$7.60
(a)

These amounts reflect the number of performance units granted. The actual payout of shares may be between zero and 200% of the performance units granted depending on the total shareholder return ranking compared to our peer companies at the vesting date.

(b)

Includes TSR-PSUs awards issued related to the 2018 performance period where the return on our common stock was in the 133rd percentile for the March 2018 grant forfeited. The TSR was negative and therefore, the performance multiple and actual payout was reduced to 100%.

We recorded TSR-PSUs compensation expense of $595,000 in first three months 2021 compared to $936,000 in the same period of 2020. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

Other Post Retirement Benefits

Effective fourth quarter 2017, as part of our officer succession plan, we implemented a post retirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or at the date they become eligible for Medicare, subject to various cost-sharing features. There was approximately $90,000 of estimated prior service costs amortized from accumulated other comprehensive income into general and administrative expense in both the three months ended March 31, 2021 and 2020. Those employees that qualify for this retirement health care plan are required to provide reasonable notice of retirement and provide one year of service after the grant date to be fully vested in an equity grant.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. In early 2021, vesting for the matching contribution was changed to a three-year cliff vesting schedule. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market loss of $19.8 million in first quarter 2021 compared to a mark-to-market gain of $8.5 million in first quarter 2020. The Rabbi Trust held 7.1 million shares (5.3 million of which were vested) of Range stock at March 31, 2021 compared to 6.1 million shares (5.0 million of which were vested) at December 31, 2020.

(14) EXIT AND TERMINATION COSTS

Exit Costs

In August 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheet. In first quarter 2021, we recorded accretion expense of $13.0 million. The estimated discounted divestiture contract obligation was $471.9 million at March 31, 2021.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. The estimated remaining discounted obligation for these transportation capacity releases as of March 31, 2021 was $9.0 million.

Termination Costs

In first quarter 2020, we completed the sale of our shallow legacy assets in northwestern Pennsylvania and we recorded $1.6 million of severance costs in first quarter 2020 which are primarily related to the sale of these assets. The following summarizes our exit and termination costs for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Severance costs	$509	$1,595
Transportation contract capacity releases (including accretion of discount)	210	—
Divestiture contract obligation (including accretion of discount)	12,995	—
	$13,714	$1,595

The following details the accrued exit and termination cost liability activity for the three months ended March 31, 2021 (in thousands):

	Exit Costs (1)	Termination Costs
Balance at December 31, 2020	$493,543	$1,454
Accrued severance costs	—	509
Accretion of discount	13,205	—
Payments	(25,848)	(1,432)
Balance at March 31, 2021	$480,900	$531

(1) Includes the divestiture contract obligation and the capacity release obligation.

(15) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2020:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning balance	246,348,092	249,630,803
Restricted stock grants	1,114,922	3,390,358
Restricted stock units vested	1,471,990	1,226,473
Performance stock units issued	640,468	279,420
Performance stock dividends	13,966	18,700
Treasury shares	1,112	(8,197,662)
Ending balance	249,590,550	246,348,092

Stock Repurchase Program

In October 2019, our Board of Directors authorized a $100.0 million common stock repurchase program. Under this  program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. The following is a schedule of the change in treasury shares for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Beginning balance	10,005,795
Rabbi trust shares distributed/sold	(1,112)
Shares repurchased	—
Ending balance	10,004,683

(16) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided from operating activities included:
Income taxes refunded from taxing authorities	$—	$1,789
Interest paid	(64,100)	(50,832)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	761	1,250
Decrease in accrued capital expenditures	(5,850)	(8,645)

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of March 31, 2021, liabilities for remediation were not material. We are not aware of any environmental claims existing as of March 31, 2021 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

On March 4, 2021 a punative class action lawsuit was filed in the Western District of Pennsylvania in Case No. 2:21-CV-301 (Jacobowitz v. Range Resources Corporation et al.) in which the Plaintiff seeks to represent a class of Range stockholders who purchased or acquired stock from April 29, 2016 to February 10, 2021. The lawsuit claims that Range misclassified certain wells as inactive rather than having plugged the wells and that such alleged misclassification affected the determination of our asset retirement obligation accrual. The lawsuit claims that the disclosure of a $294,000 agreed penalty that the we paid to the Pennsylvania DEP in connection with the DEP’s investigation of our application for inactive status for a small number of its wells which the PADEP disclosed during market hours on February 10, 2021 was the basis for the Plaintiffs’ discovery of the alleged misrepresentations. We maintain that the factual allegations and the claims made in the litigation are baseless; there were no misrepresentations made and our ARO was properly calculated. We also maintain that the market fully absorbed the information disclosed by the PADEP on February 10, 2021 and the stock price on that day did not decrease. Given the our view of the litigation as baseless, we plan to vigorously defend the litigation.
(18)	SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of operations. The following table reflects the changes in capitalized exploratory well costs for the three months ended March 31, 2021 (in thousands):

2021

Balance at beginning of period	$7,709
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,264
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—
Capitalized exploratory well costs, charged to expense	—
Balance at end of period	$9,973
Less exploratory well costs that have been capitalized for a period of one year or less	$9,973
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—

(19) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(in thousands)
Acquisitions:
Acreage purchases	$6,424	$26,166
Development	92,654	369,093
Exploration:
Drilling	4,431	7,709
Expense	5,151	31,376
Stock-based compensation expense	387	1,279
Gas gathering facilities:
Development	1,551	3,694
Subtotal	110,598	439,317
Asset retirement obligations	761	2,610
Total costs incurred	$111,359	$441,927
(a)	Includes costs incurred whether capitalized or expensed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our overarching business objective is to build stockholder value through returns-focused development of natural gas properties. Our strategy to achieve our business objective is to generate consistent cash flows from reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core or, at times, core assets. In addition, we target funding our capital spending to at or below operating cash flow. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and NGLs and on our ability to economically find, develop, acquire, produce and market natural gas and NGLs reserves. Commodity prices have been and are expected to remain volatile. Our primary near-term focus includes the following:

●	operate safely and efficiently;
●	target limiting capital spending at or below cash flow;
●	reduce direct emissions and target net-zero direct emissions by 2025;
●	achieve competitive returns on investments;
●	preserve liquidity and improve financial strength;
●	focus on organic opportunities through disciplined capital investments;
●	improve operational efficiencies and economic returns;
●	attract and retain quality employees; and
●	align incentives with our stockholders’ interests and key business objectives.

We prepare our financial statements in conformity with U.S. GAAP which requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved natural gas and NGLs reserves. We use the successful efforts method of accounting for our natural gas and NGLs activities.

Prices for natural gas, NGLs and oil fluctuate widely and affect:

●	revenues, profitability and cash flow;
●	the quantity of natural gas, NGLs and oil we can economically produce;
●	the quantity of natural gas, NGLs and oil shown as proved reserves;
●	the amount of cash flows available for capital expenditures; and
●	our ability to borrow and raise additional capital.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the preceding consolidated financial statements and notes in Item 1.

Market Conditions

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Prices for commodities, such as hydrocarbons, are inherently volatile. Natural gas and oil benchmarks increased in first quarter 2021 when compared to the same period in 2020 and, as a result, we experienced increased price realizations. Through the end of first quarter 2021, uncertainty continued related to how long it will take to return to a balanced oil supply and demand environment. Other factors such as the duration of the COVID-19 pandemic and the speed and effectiveness of vaccine distributions to combat the virus are expected to directly impact the recovery of world economic growth and the demand for oil. As we continue to monitor the impact of the actions of OPEC and other large producing nations and the uncertainty associated with governmental policies aimed at redirecting fossil fuel consumption towards lower carbon energy, we expect prices for some or all of the commodities we produce to remain volatile.

NYMEX natural gas futures have shown some improvements based on market expectations that gas supplies will be limited due to slower growth of associated gas related activity in oil basins combined with reduced activity in natural gas basins and growing demand for LNG exports. The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$2.69	$1.95
Oil (per bbl)	58.06	47.11
Mont Belvieu NGLs composite (per gallon) (b)	0.61	0.33
(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange (“NYMEX”).
(b)	Based on our estimated NGLs product composition per barrel.

Our price realizations (not including the impact of our derivatives) may differ from the benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of First Quarter 2021 Results

Our financial results are significantly impacted by commodity prices. For first quarter 2021, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 31% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) somewhat offset by lower production volumes when compared to the same quarter of 2020. Daily production averaged 2.1 Bcfe in first quarter 2021 compared to 2.3 Bcfe in the same period of the prior year. In addition, operating costs were lower when compared to the same period of 2020.

During first quarter 2021, we recognized net income of $27.2 million, or $0.11 per diluted common share compared to net income of $166.2 million, or $0.66 per diluted common share, during first quarter 2020. The decrease in net income for first quarter 2021 from first quarter 2020 is primarily due to reduced derivative fair value income (or the non-cash fair value adjustment related to our derivatives), and a lower gain on asset sales partially offset by higher realized prices, lower operating costs and lower proved property impairment.

Our first quarter 2021 financial and operating performance included the following results:

●

revenue from the sale of natural gas, NGLs and oil increased 40% from the same period of 2020 with a 56% increase in average realized prices (before cash settlements on our derivatives) partially offset by lower production volumes;

●	revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 6% from the same period of 2020;
●	direct operating expense per mcfe was 40% lower from the same period of 2020 (see discussion on page 34);
●	reduced transportation, gathering, processing and compression on an absolute basis by 4%, when compared to the same period of 2020;
●	reduced general and administrative expense on an absolute basis by 10%, when compared to the same period of 2020 (see discussion on page 34);
●	reduced our depletion, depreciation and amortization (“DD&A”) rate per mcfe by 4% from the same period of 2020;
●	issued $600.0 million of new senior notes and used the proceeds to reduce our bank credit facility; and
●	entered into additional derivative contracts for 2021 through 2024.

Our cash flow from operating activities in first quarter 2021 was $109.3 million, a decrease of $15.3 million from first quarter 2020. First quarter 2021 cash flow from operating activities included higher realized prices and lower operating costs which was more than offset by the impact of negative working capital due to higher commodity prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In first quarter 2021, natural gas, NGLs and oil sales increased 40% compared to first quarter 2020 with a 56% increase in average realized prices (before cash settlements on our derivatives) partially offset by a 10% reduction in production volumes. The following table illustrates the primary components of natural gas, NGLs, oil and condensate sales for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Natural gas, NGLs and oil sales
Natural gas	$335,801	$253,249	$82,552	33%
NGLs	230,408	143,239	87,169	61%
Oil	37,138	35,608	1,530	4%
Total natural gas, NGLs and oil sales	$603,347	$432,096	$171,251	40%

Our production is determined by drilling success which offsets the natural decline of our natural gas and oil reserves through production and asset sales. First quarter 2020 production volumes from our North Louisiana properties were approximately 166.0 Mmcfe per day. These assets were sold in third quarter 2020. Our production for the three months ended March 31, 2021 and 2020 is set forth in the following table:

	Three Months Ended March 31,
	2021	2020	Change	%
Production (a)
Natural gas (mcf)	130,328,741	145,760,592	(15,431,851)	(11%)
NGLs (bbls)	8,742,944	9,633,035	(890,091)	(9%)
Crude oil (bbls)	757,991	868,297	(110,306)	(13%)
Total (mcfe) (b)	187,334,351	208,768,584	(21,434,233)	(10%)

Average daily production (a)
Natural gas (mcf)	1,448,097	1,601,765	(153,668)	(10%)
NGLs (bbls)	97,144	105,858	(8,714)	(8%)
Crude oil (bbls)	8,422	9,542	(1,120)	(12%)
Total (mcfe) (b)	2,081,493	2,294,160	(212,667)	(9%)
(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during first quarter 2021 was $1.55 per mcfe compared to $1.18 per mcfe in first quarter 2020. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three months ended March 31, 2021 and 2020 are shown below:

	Three Months Ended March 31,
	2021	2020	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.58	$1.74	$0.84	48%
NGLs (per bbl)	26.35	14.87	11.48	77%
Crude oil and condensate (per bbl)	49.00	41.01	7.99	19%
Total (per mcfe) (a)	3.22	2.07	1.15	56%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.57	$2.29	$0.28	12%
NGLs (per bbl)	22.82	15.91	6.91	43%
Crude oil and condensate (per bbl)	39.59	52.20	(12.61)	(24%)
Total (per mcfe) (a)	3.01	2.55	0.46	18%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.33	$1.12	$0.21	19%
NGLs (per bbl)	9.93	3.98	5.95	149%
Crude oil and condensate (per bbl)	39.59	52.20	(12.61)	(24%)
Total (per mcfe) (a)	1.55	1.18	0.37	31%
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended March 31,
	2021	2020
Average natural gas differentials below NYMEX	$(0.11)	$(0.21)
Realized (losses) gains on basis hedging	$(0.03)	$0.10

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended March 31,
	2020	Price Variance	Volume Variance	2021
Natural gas
Price (per mcf)	$1.74	$0.84	$—	$2.58
Production (Mmcf)	145,761	—	(15,432)	130,329
Natural gas sales	$253,249	$109,363	$(26,811)	$335,801

	Three Months Ended March 31,
	2020	Price Variance	Volume Variance	2021
NGLs
Price (per bbl)	$14.87	$11.48	$—	$26.35
Production (Mbbls)	9,633	—	(890)	8,743
NGLs sales	$143,239	$100,404	$(13,235)	$230,408

	Three Months Ended March 31,
	2020	Price Variance	Volume Variance	2021
Crude oil
Price (per bbl)	$41.01	$7.99	$—	$49.00
Production (Mbbls)	868	—	(110)	758
Crude oil sales	$35,608	$6,053	$(4,523)	$37,138

	Three Months Ended March 31,
	2020	Price Variance	Volume Variance	2021
Consolidated
Price (per mcfe)	$2.07	$1.15	$—	$3.22
Production (Mmcfe)	208,769	—	(21,435)	187,334
Total natural gas, NGLs and oil sales	$432,096	$215,614	$(44,363)	$603,347

Transportation, gathering, processing and compression expense was $274.3 million in first quarter 2021 compared to $284.8 million in first quarter 2020. These third-party costs are lower in first quarter 2021 when compared to first quarter 2020 due to transportation capacity releases in Pennsylvania and the impact of the sale of our North Louisiana assets in third quarter 2020 partially offset by higher fuel costs and the impact of higher NGLs prices which result in higher processing costs. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months ended March 31, 2021 and 2020 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended March 31,
	2021	2020	Change	%
Transportation, gathering, processing and compression
Natural gas	$161,660	$169,841	$(8,181)	(5%)
NGLs	112,670	114,924	(2,254)	(2%)
Total	$274,330	$284,765	$(10,435)	(4%)

Natural gas (per mcf)	$1.24	$1.17	$0.07	6%
NGLs (per bbl)	$12.89	$11.93	$0.96	8%

Derivative fair value (loss) income was a loss of $57.9 million in first quarter 2021 compared to income of $233.2 million in first quarter 2020. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Derivative fair value (loss) income per consolidated statements of operations	$(57,879)	$233,175

Non-cash fair value (loss) gain: (1)
Natural gas derivatives	$(12,120)	$41,553
Oil derivatives	(8,069)	67,248
NGLs derivatives	(1,247)	30,694
Freight derivatives	(978)	(6,249)
Divestiture contingent consideration	3,930	—
Total non-cash fair value (loss) gain (1)	$(18,484)	$133,246

Net cash (payment) receipt on derivative settlements:
Natural gas derivatives	$(1,348)	$80,172
Oil derivatives	(7,128)	9,714
NGLs derivatives	(30,919)	10,043
Total net cash (payment) receipt	$(39,395)	$99,929
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

Brokered natural gas, marketing and other revenue in first quarter 2021 was $80.6 million compared to $28.6 million in first quarter 2020 which is the result of significantly higher broker sales volumes (volumes not related to our production), higher broker sales prices and $8.8 million received as part of a capacity release agreement. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	%
Direct operating expense	$0.09	$0.15	$(0.06)	(40%)
Production and ad valorem tax expense	0.02	0.04	(0.02)	(50%)
General and administrative expense	0.20	0.20	—	—%
Interest expense	0.30	0.23	0.07	30%
Depletion, depreciation and amortization expense	0.47	0.49	(0.02)	(4%)

Direct operating expense was $17.7 million in first quarter 2021 compared to $32.0 million in first quarter 2020. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs decreased in first quarter 2021 primarily due to the impact of the sale of our North Louisiana properties in third quarter 2020 and lower workover costs. Our production volumes decreased 10% in first quarter 2021. We incurred $659,000 of workover costs in first quarter 2021 compared to $4.4 million in first quarter 2020. On a per mcfe basis, direct operating expense in first quarter 2021 decreased 40% to $0.09 from $0.15 in the same period of 2020, with the decrease primarily due to the impact of the sale of our North Louisiana properties and lower workover costs. The following table summarizes direct operating expense per mcfe for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	%
Direct operating
Lease operating expense	$0.09	$0.13	$(0.04)	(31%)
Workovers	—	0.02	(0.02)	(100%)
Stock-based compensation	—	—	—	—%
Total direct operating expense	$0.09	$0.15	$(0.06)	(40%)

Production and ad valorem taxes are paid based on market prices rather than hedged prices. This expense category is predominately comprised of the Pennsylvania impact fee. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $4.6 million in first quarter 2021 compared to $6.0 million in first quarter 2020 due to the mix of wells relative to the impact fee structure where the fee declines over time. Production and ad valorem taxes (excluding the impact fee) were $6,800 in first quarter 2021 compared to $3.0 million in first quarter 2020 with the decrease due to the sale of our North Louisiana assets. The following table summarizes production and ad valorem taxes per mcfe for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	%
Production and ad valorem taxes
Impact fee	$0.02	$0.03	$(0.01)	(33%)
Ad valorem taxes	—	—	—	—%
Production taxes	—	0.01	(0.01)	(100%)
Total production and ad valorem taxes	$0.02	$0.04	$(0.02)	(50%)

General and administrative (“G&A”) expense was $38.0 million in first quarter 2021 compared to $42.3 million in first quarter 2020. The first quarter 2021 decrease of $4.3 million when compared to the same period of 2020 is primarily due to lower salaries and benefits, lower consulting fees and lower travel and office expenses, including technology costs which are partially offset by higher stock-based compensation expense of $1.4 million. At March 31, 2021, the number of G&A employees decreased 13% when compared to March 31, 2020. On a per mcfe basis, first quarter 2021 G&A expense was the same as when compared to the same period of 2020.

The following table summarizes G&A expenses on a per mcfe basis for the three months ended March 30, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	%
General and administrative
General and administrative	$0.15	$0.16	$(0.01)	(6%)
Stock-based compensation (non-cash)	0.05	0.04	0.01	25%
Total general and administrative expense	$0.20	$0.20	$—	—%

Interest expense was $56.9 million in first quarter 2021 compared to $47.5 million in first quarter 2020. The following table presents information about interest expense per mcfe for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	%
Bank credit facility	$0.02	$0.03	$(0.01)	(33%)
Senior notes	0.27	0.19	0.08	42%
Subordinated notes	—	—	—	—%
Amortization of deferred financing costs and other	0.01	0.01	—	—%
Total interest expense	$0.30	$0.23	$0.07	30%
Average debt outstanding ($000’s)	$3,189,035	$3,260,705	$(71,670)	(2%)
Average interest rate (a)	6.8%	5.6%	1.2%	21%

(a) Includes commitment fees but excludes debt issue costs and amortization of discounts and premiums.

On an absolute basis, the increase in interest expense for first quarter 2021 from the same period of 2020 was primarily due to higher average interest rates partially offset by slightly lower overall average outstanding debt balances. Average debt outstanding on the bank credit facility for first quarter 2021 was $220.4 million compared to $519.9 million in first quarter 2020 and the weighted average interest rate on the bank credit facility was 2.2% in first quarter 2021 compared to 3.1% in first quarter 2020.

Depletion, depreciation and amortization expense was $88.4 million in first quarter 2021 compared to $103.0 million in first quarter 2020. This decrease is due to a 4% decrease in depletion rates and a 10% decrease in production volumes. Depletion expense, the largest component of DD&A expense, was $0.46 per mcfe in first quarter 2021 compared to $0.48 per mcfe in first quarter 2020. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. Our depletion rate per mcfe continues to decline due to asset sales and the mix of production from our properties with lower depletion rates. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	%
DD&A
Depletion and amortization	$0.46	$0.48	$(0.02)	(4%)
Depreciation	—	0.01	(0.01)	(100%)
Accretion and other	0.01	—	0.01	100%
Total DD&A expense	$0.47	$0.49	$(0.02)	(4%)

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit and termination costs, deferred compensation plan expenses, gain on early extinguishment of debt, impairment of proved properties and gain or loss on sale of assets. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Direct operating expense	$327	$450
Brokered natural gas and marketing expense	450	413
Exploration expense	386	330
General and administrative expense	9,405	8,029
Total stock-based compensation	$10,568	$9,222

Brokered natural gas and marketing expense was $72.3 million in first quarter 2021 compared to $32.6 million in first quarter 2020 due to significantly higher broker purchase volumes (volumes not related to our production) and higher prices. The following table details our brokered natural gas, marketing and other net margin for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Brokered natural gas and marketing
Brokered natural gas sales	$69,462	$24,875	$44,587	179%
Brokered NGLs sales	426	1,140	(714)	(63%)
Other marketing revenue	10,676	2,634	8,042	305%
Brokered natural gas purchases (1)	(69,962)	(28,886)	(41,076)	(142%)
Brokered NGLs purchases	(398)	(1,090)	692	63%
Other marketing expense	(1,975)	(2,648)	673	25%
Net brokered natural gas and marketing margin	$8,229	$(3,975)	$12,204	307%
(1)	Includes transportation costs.

Exploration expense was $5.5 million in first quarter 2021 compared to $7.1 million in first quarter 2020 due to lower delay rentals and other expenses and lower personnel costs. The following table details our exploration expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Exploration
Delay rentals and other	$3,985	$5,212	$(1,227)	(24%)
Personnel expense	1,279	1,535	(256)	(17%)
Stock-based compensation expense	386	330	56	17%
Seismic	(112)	—	(112)	(100%)
Total exploration expense	$5,538	$7,077	$(1,539)	(22%)

Abandonment and impairment of unproved properties was $3.0 million in first quarter 2021 compared to $5.4 million in first quarter 2020. Abandonment and impairment of unproved properties for first quarter 2021 declined when compared to the same period of 2020 due to lower estimated expirations in Pennsylvania.

Exit and termination costs were $13.7 million in first quarter 2021 compared to $1.6 million in first quarter 2020. In first quarter 2021, we recorded $13.2 million accretion expense related to retained liabilities for certain gathering, transportation and processing obligations extending until 2030. In first quarter 2020, we completed the sale of our legacy assets in Northwest Pennsylvania and recorded $1.6 million of employee related expenses which were primarily related to the sale of this asset.

Deferred compensation plan expense was a loss of $19.8 million in first quarter 2021 compared to a gain of $8.5 million in first quarter 2020. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $6.70 at December 31, 2020 to $10.33 at March 31, 2021. In the same period of the prior year, our stock price decreased from $4.85 at December 31, 2019 to $2.28 at March 31, 2020.

Loss (gain) on early extinguishment of debt was a loss of $35,000 in first quarter 2021 compared to a gain of $12.9 million in first quarter 2020. In January 2020, we purchased for cash $500.0 million aggregate principal amount of our 5.75% senior notes due 2021 and our 5.875% senior notes due 2022. An early cash tender of $15.1 million was paid to note holders who tendered their notes within the early offer period. We recorded a loss on early extinguishment of debt in first quarter 2020 of $17.5 million, net of transaction call premium costs and the expenses of the remaining deferred financing costs on the repurchased debt. The cash tender offer and early cash tender premium were financed from the issuance of our new 9.25% Notes. Also in first quarter 2020, we purchased in the open market $48.5 million principal amount of our 5.00% senior notes due 2022, $5.8 million principal amount of our 5.875% senior notes due 2022 and $56.6 million principal amount of our 5.00% senior notes due 2023. We recognized a gain on early extinguishment of debt in first quarter 2020 of $30.4 million, net of transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

Impairment of proved properties and other assets was $77.0 million in first quarter 2020. There were no proved property impairments in first quarter 2021. In fourth quarter 2019, we recorded impairment expense related to our oil and gas properties in North Louisiana due to a shift in business strategy and the possibility of a divestiture of those assets. In first quarter 2020, additional impairment of $77.0 million was recorded related to these North Louisiana assets based on market indications of fair value for these assets.

Loss (gain) on the sale of assets was a loss of $1.9 million in first quarter 2021 compared to a gain of $122.1 million in the same period of 2020. In first quarter 2021, we recorded an additional loss on the sale of our North Louisiana assets of $1.9 million. In first quarter 2020, we received approval from state governmental authorities for a change in operatorship for our shallow Northwest Pennsylvania properties and we recorded a gain on the sale of these legacy assets of $122.5 million. We did retain the deeper Utica rights on this acreage as part of this transaction.

Income tax expense was $2.7 million in first quarter 2021 compared to $29.0 million in first quarter 2020. For first quarter 2021, the effective tax rate was 9.0% compared to 14.9% in the same period of 2020. The 2021 and 2020 effective tax rates were different than the statutory tax rate due to state income taxes, equity compensation, valuation allowances and other discrete tax items.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our bank credit facility. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in future years) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of March 31, 2021, we have entered into derivative agreements covering 317.2 Bcfe for the remainder of 2021 and 4.9 Bcfe for 2022, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Sources of cash and cash equivalents
Operating activities	$109,252	$124,506
Disposal of assets	8	1,059
Issuance of senior notes	600,000	550,000
Borrowing on credit facility	478,000	543,000
Other	2,774	8,406
Total sources of cash and cash equivalents	$1,190,034	$1,226,971

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(99,233)	$(129,962)
Repayment on credit facility	(1,056,000)	(463,000)
Acreage purchases	(11,849)	(10,811)
Additions to field service assets	(487)	(896)
Repayment of senior and senior subordinated notes	—	(580,099)
Treasury stock purchases	—	(22,548)
Debt issuance costs	(8,559)	(8,538)
Other	(13,915)	(11,135)
Total uses of cash and cash equivalents	$(1,190,043)	$(1,226,989)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first three months 2021 was $109.3 million compared to $124.5 million in first three months 2020. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from first quarter 2020 to first quarter 2021 reflects higher working capital cash outflow and lower production volumes partially offset by higher realized prices and lower operating expenses. As of March 31, 2021, we have hedged more than 55% of our projected total production for the remainder of 2021, with more than 65% of our projected natural gas production hedged. Net cash provided from operating activities was affected by a 10% decrease in production and working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first quarter 2021 were negative $77.3 million compared to a positive $9.3 million for first quarter 2020.

Uses of Cash and Cash Equivalents

Additions to natural gas and oil properties for first three months 2021 were consistent with expectations relative to our $425.0 million 2021 capital budget.

Repayment of senior and senior subordinated notes for first quarter 2020 includes purchases in the open market of $48.5 million of our 5.00% senior subordinated notes due 2022, $5.8 million principal amount of our 5.875% senior notes due 2022 and $56.6 million principal amount of our 5.00% senior notes due 2023. In addition, in conjunction with the issuance of our $550.0 million aggregate principal amount 9.25% senior notes due 2026, we used the proceeds from this issuance to redeem $324.1 million of our 5.75% senior notes due 2021 and $175.9 million of our 5.875% senior notes due 2022. From time to time, we may continue to repurchase our senior notes based upon prevailing market or other conditions at the time.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flows from operating activities, a bank credit facility with uncommitted and committed availability, access to the debt and equity capital markets and asset sales. We must develop existing reserves to maintain or grow our production and cash flows. We accomplish this primarily through successful drilling programs which require substantial capital expenditures. We continue to take steps to ensure we have adequate capital resources and liquidity to fund our capital expenditure program. In first quarter 2021, we entered into additional commodity derivative contracts for 2021 through 2024 to protect future cash flows.

During first three months 2021, our net cash provided from operating activities of $109.3 million and borrowings under our bank credit facility were used to fund approximately $111.6 million of capital expenditures (including acreage acquisitions). At March 31, 2021, we had $449,000 in cash and total assets of $6.2 billion.

Long-term debt at March 31, 2021 totaled $3.1 billion, including $124.0 million outstanding on our bank credit facility and $3.0 billion of senior and senior subordinated notes. Our available committed borrowing capacity at March 31, 2021 was $1.9 billion under current bank commitments. Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves that are typical in the oil and natural gas industry. Future success in maintaining reserves and production will be highly dependent on capital resources available. We currently believe that net cash generated from operating activities, unused committed borrowing capacity under the bank credit facility and proceeds from asset sales combined with our natural gas, NGLs and oil derivatives contracts currently in place will be adequate to satisfy near-term financial obligations and liquidity needs. While our expectation is to operate within our internally generated cash flow, to the extent our capital requirements exceed our internally generated cash flow and proceeds from asset sales, debt or equity securities may be issued to fund these requirements. Long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and natural gas business. A material decline in natural gas, NGLs and oil prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and operate profitably. We establish a capital budget at the beginning of each calendar year and review it during the course of the year, taking into account various factors including the commodity price environment. Our initial 2021 capital budget was announced in early February at $425.0 million.

Commodity prices have remained highly volatile and have increased during first quarter 2021 compared to fourth quarter 2020. Our revenues, earning, liquidity and ability to grow are substantially dependent on the prices we receive for and our ability to develop our reserves of natural gas, NGLs and oil. We have adjusted and must continue to adjust our business through efficiencies and margin enhancements. We plan to continue to work towards improved profitability and debt metrics. We would expect to monitor the market and look for opportunities to refinance or reduce debt based on market conditions. We believe we are well-positioned to manage the challenges presented in a low commodity price environment and that we can endure continued volatility in current and future commodity prices by:

●	exercising discipline in our capital program with the expectation of funding our capital expenditures with operating cash flow and, if required, with borrowings under our bank credit facility;
●	continuing to optimize our drilling, completion and operational efficiencies;
●	continuing to focus on improving our cost structure;
●	continuing to pursue asset sales to reduce debt;
●	continuing to manage price risk by hedging our production volumes; and
●	continuing to manage our balance sheet.

Credit Arrangements

As of March 31, 2021, we maintained a revolving credit facility with a borrowing base of $3.0 billion and aggregate lender commitments of $2.4 billion, which we refer to as our bank credit facility or bank debt. The bank credit facility is secured by substantially all of our assets and has a maturity date of April 13, 2023. See Note 9 to our unaudited consolidated financial statements for additional information regarding our bank debt. Availability under the bank credit facility is subject to a borrowing base set by the lenders. As of March 31, 2021, the outstanding balance under our bank credit facility was $124.0 million. Additionally, we had $334.6 million of undrawn letters of credit leaving $1.9 billion of committed borrowing capacity available under the bank credit facility at the end of first quarter 2021.

Our bank credit facility imposes limitations on the payment of dividends and other restricted payments (as defined under our bank credit facility). The bank credit facility also contains customary covenants relating to debt incurrence, liens, investments and financial ratios. We were in compliance with all covenants at March 31, 2021. See Note 9 to our unaudited consolidated financial statements for additional information regarding our bank debt.

Cash Dividend Payments

In January 2020, we announced that the Board of Directors suspended the dividend on our common stock. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. As of March 31, 2021, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2021, we had a total of $334.6 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2020, there have been no material changes to our contractual obligations other than the changes to our indebtedness as discussed further in Note 9.

Interest Rates

At March 31, 2021, we had approximately $3.1 billion of debt outstanding. Of this amount, $3.0 billion bore interest at fixed rates averaging 6.8%. Bank debt totaling $124.0 million bears interest at a floating rate, which was 2.3% at March 31, 2021. The 30-day LIBOR Rate on March 31, 2021 was approximately 0.1%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2021 would result in approximately $1.2 million in additional annual interest expense.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under Cash Contractual Obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. We expect costs for the remainder of 2021 to continue to be a function of supply and demand.

Forward-Looking Statements

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “projects,” “could,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and spot market prices for North American natural gas production. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 65% of our December 31, 2020 proved reserves are natural gas and 2% of proved reserves are oil and condensate. In addition, a portion of our NGLs, which are 33% of proved reserves, are also impacted by changes in oil prices. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2020 to March 31, 2021.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). Our program may also include a three-way collar which is a combination of three options. At March 31, 2021, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs, as of March 31, 2021, approximated a net unrealized pretax loss of $44.9 million. These contracts expire monthly through September 2022. At March 31, 2021, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price				Fair Market Value
			Swap	Sold Put	Floor	Ceiling
							(in thousands)
Natural Gas (1)
2021	Swaps	550,000 Mmbtu/day	$2.76				$3,717
April – October 2021	Collars	360,000 Mmbtu/day			$ 2.52	$ 3.00	$1,029
2021	Three-way Collars	240,000 Mmbtu/day		$ 1.99	$ 2.33	$ 2.60	$(14,030)

Crude Oil (1)
2021	Swaps	6,165 bbls/day	$51.73				$(10,545)
January – September 2022	Swaps	1,661 bbls/day	$56.70				$793

NGLs (C3-Propane)
April – September 2021	Swaps	4,311 bbls/day	$0.70/gallon				$(4,797)
April – June 2021	Collars	5,000 bbls/day			$0.50/gallon	$0.61/gallon	$(4,618)

NGLs (NC4-Normal Butane)
April – June 2021	Swaps	2,000 bbls/day	$0.82/gallon				$(839)

NGLs (C5-Natural Gasoline)
April – September 2021	Swaps	3,828 bbls/day	$1.05/gallon				$(8,493)
(1)

We also sold natural gas call swaptions of 280,000 Mmbtu/day for 2022 at a weighted average price of $2.81. The fair market value of these swaptions at March 31, 2021 was a net derivative liability of $5.8 million. In addition, we sold oil call swaptions of 1,000 bbls per day for 2022 at a weighted average price of $54.00 which has a fair value of a loss of $1.3 million at March 31, 2021.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $9.5 million at March 31, 2021 and they settle monthly through December 2024.

At March 31, 2021, we also had propane basis contracts which lock in the differential between Mont Belvieu and international propane indices. These contracts settle monthly through 2021. The fair value of these contracts was a gain of $472,000 at March 31, 2021.

At March 31, 2021, we are entitled to receive contingent consideration associated with the sale of our North Louisiana assets, annually through 2023, of up to $75.0 million based on future achievement of certain natural gas and oil prices based on published indexes along with the realized NGLs prices of the buyer. The fair value at March 31, 2021 was a gain of $19.9 million.

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2021. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$(20,164)	$(60,658)	$(151,645)	$60,658	$151,645
Collars	(3,589)	(11,493)	(36,710)	13,824	41,847
Three-way collars	(14,030)	(15,270)	(40,505)	11,174	27,300
Swaptions	(7,146)	(13,532)	(49,018)	5,342	7,027
Basis swaps	9,989	8,791	21,978	(8,791)	(21,978)
Freight swaps	125	397	993	(397)	(993)
Divestiture contingent consideration	19,890	6,690	17,010	(6,180)	(13,680)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2021, our derivative counterparties include twenty financial institutions, of which all but five are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. Through March 31, 2021, our propane and butane sales from the Marcus Hook facility near Philadelphia were short-term and to a single purchaser and our ethane sales were to a single international customer. As of April 2, 2021, these sales have been diversified among several purchasers and are for set terms of twelve to twenty-four months.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and senior subordinated debt and variable rate bank debt. At March 31, 2021, we had $3.1 billion of debt outstanding. Of this amount, $3.0 billion bears interest at fixed rates averaging 6.8%. Bank debt totaling $124.0 million bears interest at floating rates, which was 2.3% on March 31, 2021. On March 31, 2021, the 30-day LIBOR Rate was approximately 0.1%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on March 31, 2021, would result in approximately $1.2 million in additional annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, management identified a material weakness as of such date. The identified material weakness was in connection with our controls over the completeness and accuracy of accounting for changes in the tax law. This material weakness resulted in material errors to our deferred taxes that were corrected through a restatement of our unaudited consolidated financial statements for the first, second and third quarters of 2020.

In response to the material weakness referred to above, with the oversight of the Audit Committee of our Board of Directors, we implemented changes to our internal control over financial reporting, which included the implementation of a specific control to ensure that we appropriately monitor and review new or changes to existing tax law, developed a more robust review process by senior management of this monitoring documentation and continued to provide income tax training and development to our tax personnel. Based on the evidence obtained in validating the design effectiveness of the implemented control, we have concluded that the previously disclosed material weakness has been remediated as of March 31, 2021.

Changes in Internal Control over Financial Reporting

The change described under “Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 17 to our unaudited consolidated financial statements entitled “Commitments and Contingencies” included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

Environmental Proceedings

Our subsidiary, Range Resources – Appalachia, was notified by the Pennsylvania Department of Environmental Protection (“PDEP”) that it intends to assess a civil penalty under the Clean Streams Law and the 2012 Oil and Gas Act in connection with one well in Lycoming County and ordered us to conduct certain remedial work and monitoring to prevent methane and other substances from allegedly escaping the gas well into the surrounding environment including into soil, groundwater, streams and other surrounding water sources. PDEP initially issued an order specifying its demands to the subsidiary on May 11, 2015. We appealed the order and the appeal was subsequently settled and discontinued whereupon we agreed to conduct certain, limited remedial work at the one well and continue monitoring water sources in the area and PDEP did not assess any fines at that time. Thereafter, on January 13, 2020, PDEP issued a new order regarding the same one well in Lycoming County which set forth similar allegations and demands as set forth above. This new order was issued despite considerable data and evidence presented to PDEP over the course of the investigation, that this one well has not been nor is currently the source of methane in the environment nor any water supplies, but rather the methane existed in the environment before the commencement of our operations. We appealed the January 2020 order and intend to vigorously defend against the allegations asserted by PDEP; however, a resolution of this matter may nonetheless result in monetary sanctions of more than $250,000.

From time to time, we receive notices of violation from governmental and regulatory authorities in areas in which we operate relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty whether these notices of violation will result in fines and/or penalties, if fines and/or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of $250,000.

ITEM 1A.	RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For first quarter 2021, we have not purchased any shares.  Through March 31, 2021, we have repurchased 10.0 million shares of common stock at a cost of approximately $29.7 million, excluding fees and commissions, as part of a $100.0 million share repurchase program.  Shares repurchased as of March 31, 2021 are held as treasury stock.

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

3.2	Amended and Restated By-laws of Range Resources Corporation (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on May 19, 2016)

4.1	Form of 8.25% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 8, 2021)

4.2

Indenture dated January 8, 2021 among Range Resources Corporation, as issuer, the Subsidiary Guarantors (as defined therein) as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 8, 2021)

4.3

Registration Rights Agreement, dated January 8, 2021, among Range Resources Corporation, the subsidiary guarantors named therein and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-12209) as filed with the SEC on January 8, 2021)

10.1

Purchase Agreement, dated as of January 5, 2021, by and among Range Resources Corporation and BofA Securities, Inc. (as representative of the several initial purchasers identified therein) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-12209) as filed with the SEC on January 8, 2021)

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

Date:  April  26, 2021

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Senior Vice President and Chief Financial Officer

Date: April 26, 2021

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer