Form 10-Q
period 2022-06-30
RANGE RESOURCES CORP
filed 2022-07-25
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☑

262,886,113 Common Shares were outstanding on July 22, 2022

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2022

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Defined Terms” in our 2021 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$356	$214,422
Accounts receivable, less allowance for doubtful accounts of $564 and $568	608,575	471,775
Contingent consideration receivable	—	29,500
Derivative assets	24,515	5,738
Other current assets	35,949	15,230
Total current assets	669,395	736,665
Derivative assets	14,337	38,601
Natural gas properties, successful efforts method	10,412,520	10,175,570
Accumulated depletion and depreciation	(4,588,675)	(4,420,914)
	5,823,845	5,754,656
Other property and equipment	75,059	74,678
Accumulated depreciation and amortization	(72,049)	(71,184)
	3,010	3,494
Operating lease right-of-use assets	30,358	40,832
Other assets	74,158	86,259
Total assets	$6,615,103	$6,660,507

Liabilities
Current liabilities:
Accounts payable	$229,120	$178,413
Asset retirement obligations	5,310	5,310
Accrued liabilities	475,727	420,898
Accrued interest	48,120	75,940
Derivative liabilities	647,153	162,767
Divestiture contract obligation	90,909	91,120
Current maturities of long-term debt	531,643	218,017
Total current liabilities	2,027,982	1,152,465
Bank debt	—	—
Senior notes	1,830,498	2,707,770
Deferred tax liabilities	91,155	117,642
Derivative liabilities	156,479	8,216
Deferred compensation liabilities	83,755	137,102
Operating lease liabilities	22,443	24,861
Asset retirement obligations and other liabilities	102,353	101,509
Divestiture contract obligation	323,253	325,279
Total liabilities	4,637,918	4,574,844
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 262,886,113 issued at June 30, 2022 and 259,795,554 issued at December 31, 2021	2,628	2,598
Common stock held in treasury, 14,601,535 shares at June 30, 2022 and 10,002,646 shares at December 31, 2021	(162,854)	(30,007)
Additional paid-in capital	5,748,516	5,720,277
Accumulated other comprehensive loss	(19)	(150)
Retained deficit	(3,611,086)	(3,607,055)
Total stockholders’ equity	1,977,185	2,085,663
Total liabilities and stockholders’ equity	$6,615,103	$6,660,507

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues and other income:
Natural gas, NGLs and oil sales	$1,356,892	$621,855	$2,389,243	$1,225,202
Derivative fair value loss	(239,922)	(249,683)	(1,178,979)	(307,562)
Brokered natural gas, marketing and other	108,173	62,550	195,615	143,114
Total revenues and other income	1,225,143	434,722	1,405,879	1,060,754
Costs and expenses:
Direct operating	20,050	19,758	40,338	37,408
Transportation, gathering, processing and compression	327,907	282,844	625,694	557,174
Production and ad valorem taxes	7,468	8,414	14,058	13,039
Brokered natural gas and marketing	110,109	69,004	203,232	141,339
Exploration	7,506	5,028	12,205	10,566
Abandonment and impairment of unproved properties	7,137	2,177	9,133	5,206
General and administrative	43,493	40,242	86,519	78,246
Exit and termination costs	36,069	(15,946)	47,184	(2,232)
Deferred compensation plan	(19,221)	35,462	54,122	55,273
Interest	42,001	57,287	89,176	114,165
Loss on early extinguishment of debt	22	63	69,232	98
Depletion, depreciation and amortization	86,498	90,629	172,102	179,012
Gain on the sale of assets	(82)	(2,506)	(413)	(646)
Total costs and expenses	668,957	592,456	1,422,582	1,188,648
Income (loss) before income taxes	556,186	(157,734)	(16,703)	(127,894)
Income tax expense (benefit):
Current	9,000	2,569	13,751	2,737
Deferred	94,331	(3,831)	(26,501)	(1,310)
	103,331	(1,262)	(12,750)	1,427
Net income (loss)	$452,855	$(156,472)	$(3,953)	$(129,321)
Net income (loss) per common share:
Basic	$1.81	$(0.65)	$(0.02)	$(0.53)
Diluted	$1.77	$(0.65)	$(0.02)	$(0.53)
Weighted average common shares outstanding:
Basic	243,492	242,592	244,416	242,377
Diluted	248,650	242,592	244,416	242,377

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$452,855	$(156,472)	$(3,953)	$(129,321)
Other comprehensive income:
Postretirement benefits:
Amortization of prior service costs	73	92	146	184
Income tax expense	(17)	(22)	(15)	(44)
Total comprehensive income (loss)	$452,911	$(156,402)	$(3,822)	$(129,181)

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021

Operating activities:
Net loss	$(3,953)	$(129,321)
Adjustments to reconcile net loss to net cash provided from operating activities:
Deferred income tax (benefit) expense	(26,501)	(1,310)
Depletion, depreciation and amortization and impairment of proved properties	172,102	179,012
Abandonment and impairment of unproved properties	9,133	5,206
Derivative fair value loss	1,178,979	307,562
Cash settlements on derivative financial instruments	(540,845)	(79,708)
Divestiture contract obligation, including accretion, net of gain	46,861	(3,135)
Amortization of deferred financing costs and other	5,120	4,259
Deferred and stock-based compensation	78,155	75,113
Gain on the sale of assets	(413)	(646)
Loss on early extinguishment of debt	69,232	98
Changes in working capital:
Accounts receivable	(107,198)	(49,138)
Other current assets	(23,099)	(879)
Accounts payable	36,374	21,240
Accrued liabilities and other	(162,827)	(44,918)
Net cash provided from operating activities	731,120	283,435
Investing activities:
Additions to natural gas properties	(211,232)	(205,923)
Additions to field service assets	(381)	(652)
Acreage purchases	(19,445)	(15,917)
Proceeds from disposal of assets	380	195
Purchases of marketable securities held by the deferred compensation plan	(37,499)	(21,868)
Proceeds from the sales of marketable securities held by the deferred compensation plan	39,823	25,640
Net cash used in investing activities	(228,354)	(218,525)
Financing activities:
Borrowings on credit facilities	648,000	883,000
Repayments on credit facilities	(647,000)	(1,464,000)
Issuance of senior notes	500,000	600,000
Repayment of senior or senior subordinated notes	(1,068,117)	(63,324)
Treasury stock purchases	(132,894)	—
Debt issuance costs	(15,798)	(8,591)
Taxes paid for shares withheld	(25,491)	(9,249)
Change in cash overdrafts	3,815	(7,672)
Proceeds from the sales of common stock held by the deferred compensation plan	20,653	4,932
Net cash used in financing activities	(716,832)	(64,904)
(Decrease) increase in cash and cash equivalents	(214,066)	6
Cash and cash equivalents at beginning of period	214,422	458
Cash and cash equivalents at end of period	$356	$464

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

Fiscal Year 2022			Common			Accumulated
			stock	Additional		other
	Common stock		held in	paid-in	Retained	comprehensive
	Shares	Par value	treasury	capital	deficit	loss	Total
Balance as of December 31, 2021	259,796	$2,598	$(30,007)	$5,720,277	$(3,607,055)	$(150)	$2,085,663
Issuance of common stock	2,980	29	—	(21,276)	—	—	(21,247)
Issuance of common stock upon vesting of PSUs	2	—	—	78	(78)	—	—
Stock-based compensation expense	—	—	—	8,619	—	—	8,619
Treasury stock	—	—	(16,152)	(46)	—	—	(16,198)
Other comprehensive income	—	—	—	—	—	75	75
Net loss	—	—	—	—	(456,808)	—	(456,808)
Balance as of March 31, 2022	262,778	2,627	(46,159)	5,707,652	(4,063,941)	(75)	1,600,104
Issuance of common stock	108	1	—	33,132	—	—	33,133
Stock-based compensation expense	—	—	—	7,733	—	—	7,733
Treasury stock	—	—	(116,695)	(1)	—	—	(116,696)
Other comprehensive income	—	—	—	—	—	56	56
Net income	—	—	—	—	452,855	—	452,855
Balance as of June 30, 2022	262,886	$2,628	$(162,854)	$5,748,516	$(3,611,086)	$(19)	$1,977,185

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2021			Common			Accumulated
			stock	Additional		other
	Common stock		held in	paid-in	Retained	comprehensive
	Shares	Par value	treasury	capital	deficit	loss	Total
Balance as of December 31, 2020	256,354	$2,563	$(30,132)	$5,684,268	$(4,018,685)	$(479)	1,637,535
Issuance of common stock	3,205	33	—	(7,654)	—	—	(7,621)
Issuance of common stock upon vesting of PSUs	13	—	—	148	(148)	—	—
Stock-based compensation expense	—	—	—	6,713	—	—	6,713
Treasury stock	—	—	47	(47)	—	—	—
Other comprehensive income	—	—	—	—	—	70	70
Net income	—	—	—	—	27,151	—	27,151
Balance as of March 31, 2021	259,572	2,596	(30,085)	5,683,428	(3,991,682)	(409)	1,663,848
Issuance of common stock	206	2	—	9,289	—	—	9,291
Issuance of common stock upon vesting of PSUs	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	6,523	—	—	6,523
Treasury stock	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	71	71
Net loss	—	—	—	—	(156,472)	—	(156,472)
Balance as of June 30, 2021	259,778	$2,598	$(30,085)	$5,699,240	$(4,148,154)	$(338)	$1,523,261

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on February 22, 2022. The results of operations for the second quarter and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

No accounting standards were adopted in second quarter or six months ended June 30, 2022 that had a material impact on our consolidated financial statements.

(4) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and condensate sales (referred to below as oil sales). Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Accounts receivable attributable to our revenue contracts with customers was $601.7 million at June 30, 2022 and $460.2 million at December 31, 2021. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Natural gas sales	$909,754	$321,565	$1,539,677	$657,366
NGLs sales	374,699	255,533	713,068	485,941
Oil sales	72,439	44,757	136,498	81,895
Total natural gas, NGLs and oil sales	1,356,892	621,855	2,389,243	1,225,202
Sales of purchased natural gas	103,368	60,778	187,430	130,240
Sales of purchased NGLs	640	722	2,280	1,148
Other marketing revenue (1)	4,165	1,050	5,905	11,726
Total	$1,465,065	$684,405	$2,584,858	$1,368,316

(1) The six months ended June 30, 2021 includes $8.8 million received as part of a capacity release agreement.

(5) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. The effective income tax rate is influenced by a variety of factors including geographic sources and relative magnitude of these sources of income. Income taxes for discrete items are computed and recorded in the period that a specific transaction occurs. For the three months and six months ended June 30, 2022 and 2021, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes, equity compensation, valuation allowances and other tax items. Current income taxes reflect estimated state income taxes due for 2022 which is based on our estimated earnings, taking into account state tax rates and laws regarding NOL limitations. We continue to evaluate the realizability of federal and state deferred tax assets and based upon significant increases in commodity prices and other positive evidence, we released a portion of our federal and state valuation allowances in first six months 2022. On July 12, 2022, the commonwealth of Pennsylvania enacted legislation to reduce the corporate income tax rate over a series of years. We are currently evaluating the impact of this new corporate income tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss), as reported	$452,855	$(156,472)	$(3,953)	$(129,321)
Participating earnings (a)	(12,056)	—	—	—
Basic net income (loss) attributed to common shareholders	440,799	(156,472)	(3,953)	(129,321)
Reallocation of participating earnings (a)	244	—	—	—
Diluted net income (loss) attributed to common shareholders	$441,043	$(156,472)	$(3,953)	$(129,321)
Net income (loss) per common share:
Basic	$1.81	$(0.65)	$(0.02)	$(0.53)
Diluted	$1.77	$(0.65)	$(0.02)	$(0.53)

(a)

Restricted Stock Awards represent participating securities because they participate in nonforfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding – basic	243,492	242,592	244,416	242,377
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	5,158	—	—	—
Weighted average common shares outstanding – diluted	248,650	242,592	244,416	242,377

Weighted average common shares outstanding-basic for second quarter 2022 excludes 6.7 million shares of restricted stock held in our deferred compensation plan compared to 7.1 million shares in second quarter 2021 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding-basic for first six months 2022 excludes 6.4 million shares of restricted stock compared to 6.6 million for first six months 2021. For the three months ended June 30, 2022, equity grants of 2,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computations. Due to our net loss for second quarter 2021 and in both the first six months 2022 and 2021, we excluded all equity grants from the computation of net loss per share because the effect would have been anti-dilutive to the computations.

(7) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2022	December 31, 2021
	(in thousands)
Natural gas properties:
Properties subject to depletion	$9,569,378	$9,338,236
Unproved properties	843,142	837,334
Total	10,412,520	10,175,570
Accumulated depletion and depreciation	(4,588,675)	(4,420,914)
Net capitalized costs	$5,823,845	$5,754,656

(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below. No interest was capitalized during the three or six months ended June 30, 2022 or the year ended December 31, 2021 (in thousands).

	June 30, 2022	December 31, 2021
Bank debt	$1,000	$—
Senior notes:
4.75% senior notes due 2030	500,000	—
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2022	—	169,589
5.00% senior notes due 2023	532,335	532,335
5.875% senior notes due 2022	—	48,528
8.25% senior notes due 2029	600,000	600,000
9.25% senior notes due 2026	—	850,000
Total senior notes	2,382,335	2,950,452
Unamortized premium	62	188
Unamortized debt issuance costs	(21,256)	(24,853)
Total debt net of debt issuance costs	2,362,141	2,925,787
Less current maturities of long-term debt	(531,643)	(218,017)
Total long-term debt	$1,830,498	$2,707,770

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to periodic redeterminations and for event-driven unscheduled redeterminations. As of June 30, 2022, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans. The weighted average interest rate was 4.1% for second quarter 2022 compared to 2.0% for second quarter 2021. The weighted average interest rate was 3.4% for first six months 2022 compared to 2.1% for first six months 2021. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At June 30, 2022, the commitment fee was 0.37% and the interest rate margin was 1.75% on our SOFR loans and 0.75% on our ABR loans.

On June 30, 2022, bank commitments totaled $1.5 billion and we had $1.0 million outstanding on our bank credit facility. Additionally, we had $330.5 million of undrawn letters of credit, leaving $1.2 billion of committed borrowing capacity available under the facility.

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

Senior Notes

If we experience a change of control, noteholders may require us to repurchase all or a portion of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any. During second quarter 2022, we retired our 5.00% senior notes due 2022 and our 5.875% senior notes due 2022.

Guarantees

Range is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries. The guarantees by our subsidiaries, which are directly or indirectly owned by Range, of our senior notes and our bank credit facility are full and unconditional and joint and several, subject to certain customary release provisions. The assets, liabilities and results of operations of Range and our guarantor subsidiaries are not materially different than our consolidated financial statements. A subsidiary guarantor may be released from its obligations under the guarantee:

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. We are required to maintain maximum consolidated debt to EBITDAX ratio (as defined in the bank credit facility agreement) of 3.75x and a minimum current ratio of 1.0x (as defined in the bank credit facility agreement). We were in compliance with applicable covenants under the bank credit facility at June 30, 2022.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2022 and the year ended December 31, 2021 is as follows (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Beginning of period	$95,836	$79,822
Liabilities incurred	2,444	73
Liabilities settled	(4,027)	(8,197)
Accretion expense	3,047	5,511
Change in estimate	521	18,627
End of period	97,821	95,836
Less current portion	(5,310)	(5,310)
Long-term asset retirement obligations	$92,511	$90,526

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(10) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, three-way collars or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and investment plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (NYMEX) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net loss of $802.1 million at June 30, 2022. These contracts expire monthly through December 2024. The following table sets forth our commodity-based derivative volumes by year as of June 30, 2022, excluding our basis swaps and divestiture contingent consideration which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas (1)
2022	Swaps	495,000 Mmbtu/day	$3.09
2022	Collars	242,500 Mmbtu/day			$3.29	$3.69
2022	Three-way Collars	258,207 Mmbtu/day		$2.83	$3.51	$4.50
2023	Swaps	320,000 Mmbtu/day	$3.41
2023	Collars	240,795 Mmbtu/day			$3.30	$4.36
2023	Three-way Collars	149,863 Mmbtu/day		$2.28	$3.30	$4.28
2024	Collars	281,694 Mmbtu/day			$3.20	$5.26

Crude Oil
2022	Swaps	6,750 bbls/day	$62.08
2023	Swaps	5,123 bbls/day	$71.39
January-September 2024	Collars	832 bbls/day			$80.00	$90.12

NGLs (C2-Ethane)
July 2022	Swaps	1,000 bbls/day	$0.55/gallon

NGLs (NC4-Butane)
July-September 2022	Swaps	2,000 bbls/day	$1.42/gallon

NGLs (C5-Natural Gasoline)
2022	Swaps	2,003 bbls/day	$1.89/gallon
2022	Collars	2,000 bbls/day			$1.83/gallon	$1.95/gallon

(1)	We also sold natural gas call swaptions of 40,000 Mmbtu/day for 2023 at a weighted average price of $2.91 Mmbtu/day.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps, collars and swaptions described above, at June 30, 2022, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through December 2024 and include a total volume of 216,442,000 Mmbtu. The fair value of these contracts was a gain of $2.5 million at June 30, 2022.

Divestiture Contingent Consideration

In addition to the derivatives described above, our right to receive contingent consideration in conjunction with the sale of our North Louisiana assets was determined to be a derivative financial instrument that is not designated as a hedging instrument. The remaining contingent consideration of up to $45.5 million is based on future achievement of natural gas and oil prices based on published indexes and realized NGLs prices of the buyer for the years 2022 and 2023. All changes in the fair value are recognized as a gain or loss in earnings in the period they occur in derivative fair value income or loss in our consolidated statements of operations. For first six months 2022, this fair value has increased $8.1 million for a fair value of $34.8 million as of June 30, 2022.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		June 30, 2022
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–collars	$6,280	$(6,280)	$—
	–three-way collars	7,280	(7,280)	—
	–basis swaps	33,498	(29,426)	4,072
Crude oil	–collars	885	(735)	150
NGLs	–C2 ethane swaps	78	(78)	—
	–NC4 butane swaps	101	(101)	—
	–C5 natural gasoline swaps	453	(686)	(233)
	–C5 natural gasoline collars	289	(186)	103
Divestiture contingent consideration		34,760	—	34,760
		$83,624	$(44,772)	$38,852

		June 30, 2022
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(374,506)	$—	$(374,506)
	–swaptions	(26,003)	—	(26,003)
	–collars	(205,548)	6,280	(199,268)
	–three-way collars	(136,622)	7,280	(129,342)
	–basis swaps	(30,969)	29,426	(1,543)
Crude oil	–swaps	(71,720)	—	(71,720)
	–collars	—	735	735
NGLs	–C2 ethane swaps	—	78	78
	–NC4 butane swaps	—	101	101
	–C5 natural gasoline swaps	(1,693)	686	(1,007)
	–C5 natural gasoline collars	(1,343)	186	(1,157)
		$(848,404)	$44,772	$(803,632)

		December 31, 2021
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$22,491	$(18,111)	$4,380
	–collars	12,378	(8,600)	3,778
	–three-way collars	12,234	(8,449)	3,785
	–basis swaps	18,092	(10,487)	7,605
Crude oil	–swaps	368	(2,153)	(1,785)
NGLs	–C3 propane spread	4,153	(4,153)	—
	–C5 natural gasoline swaps	266	(363)	(97)
	–C5 natural gasoline collars	221	(221)	—
Freight	–swaps	114	(81)	33
Divestiture contingent consideration		26,640	—	26,640
		$96,957	$(52,618)	$44,339

		December 31, 2021
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(121,759)	$18,111	$(103,648)
	–swaptions	(11,149)	—	(11,149)
	–collars	(16,579)	8,600	(7,979)
	–three-way collars	(37,166)	8,449	(28,717)
	–calls	(61)	—	(61)
	–basis swaps	(2,064)	10,487	8,423
Crude oil	–swaps	(27,252)	2,153	(25,099)
NGLs	–C3 propane spread	(4,030)	4,153	123
	–C5 natural gasoline swaps	(2,048)	363	(1,685)
	–C5 natural gasoline collars	(1,493)	221	(1,272)
Freight	–swaps	—	81	81
		$(223,601)	$52,618	$(170,983)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value (Loss) Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commodity swaps	$(127,949)	$(172,566)	$(649,304)	$(225,330)
Swaptions	19,868	(19,268)	(14,854)	(16,612)
Three-way collars	(27,506)	(53,705)	(207,432)	(52,832)
Collars	(83,252)	(38,934)	(315,545)	(52,222)
Calls	—	—	(1,363)	(775)
Basis swaps	(21,083)	17,368	1,432	19,523
Freight swaps	—	(38)	(33)	(704)
Divestiture contingent consideration	—	17,460	8,120	21,390
Total	$(239,922)	$(249,683)	$(1,178,979)	$(307,562)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2022 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2022
Trading securities held in the deferred compensation plans		$53,553	$—	$—	$53,553

Commodity price derivatives	–swaps	—	(447,287)	—	(447,287)
	–collars	—	(198,383)	(1,054)	(199,437)
	–three-way collars	—	(129,342)	—	(129,342)
	–basis swaps	—	2,529	—	2,529
	–swaptions	—	—	(26,003)	(26,003)
Divestiture contingent consideration		—	34,760	—	34,760

		Fair Value Measurements at December 31, 2021 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2021
Trading securities held in the deferred compensation plans		$69,606	$—	$—	$69,606

Commodity price derivatives	–swaps	—	(127,934)	—	(127,934)
	–calls	—	(61)	—	(61)
	–collars	—	(4,201)	(1,272)	(5,473)
	–three-way collars	—	(24,932)	—	(24,932)
	–basis swaps	—	16,151	—	16,151
	–swaptions	—	—	(11,149)	(11,149)
Derivatives	–freight swaps	—	114	—	114
Divesture contingent consideration		—	26,640	—	26,640

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. As of June 30, 2022, a portion of our natural gas and oil derivative instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed-price swaps. In addition to our swaptions in Level 3 at June 30, 2022, we have NGLs collars. Derivatives in Level 3 are also measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. However, the subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our derivatives in Level 3 and is considered a significant unobservable input. At June 30, 2022, for our swaptions, we used a weighted average implied volatility of 44% for natural gas. We also utilized a range of implied volatilities from 48% to 55% for our NGLs collars with a weighted average implied volatility of 49%. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

As of June 30, 2022
Balance at December 31, 2021	$(12,420)
Total losses:
Included in earnings	(18,262)
Additions	(1,054)
Settlements	1,272
Transfers out of Level 3	3,407
Balance at June 30, 2022	$(27,057)

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

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to- market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For second quarter 2022, interest and dividends were $175,000 and the mark-to-market adjustment was a loss of $9.6 million compared to interest and dividends of $118,000 and a mark-to-market gain of $2.3 million in second quarter 2021. For first six months 2022, interest and dividends were $291,000 and the mark-to-market adjustment was a loss of $14.0 million compared to interest and dividends of $227,000 and mark-to-market adjustment of a gain of $4.3 million in first six months 2021.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars and basis swaps	$4,092	$4,092	$17,699	$17,699
Divestiture contingent consideration	34,760	34,760	26,640	26,640
Marketable securities (a)	53,553	53,553	69,606	69,606
(Liabilities):
Commodity swaps, collars and basis swaps	(803,632)	(803,632)	(170,983)	(170,983)
Bank credit facility (b)	(1,000)	(1,000)	—	—
5.00% senior notes due 2022 (b)	—	—	(169,589)	(171,488)
5.875% senior notes due 2022 (b)	—	—	(48,528)	(48,955)
5.00% senior notes due 2023 (b)	(532,335)	(528,369)	(532,335)	(543,471)
4.875% senior notes due 2025 (b)	(750,000)	(732,285)	(750,000)	(776,153)
9.25% senior notes due 2026 (b)	—	—	(850,000)	(916,929)
8.25% senior notes due 2029 (b)	(600,000)	(614,184)	(600,000)	(669,648)
4.75% senior notes due 2030 (b)	(500,000)	(449,310)	—	—
Deferred compensation plan (c)	(171,322)	(171,322)	(165,395)	(165,395)

(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)	The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes is based on end of period market quotes which are Level 2 inputs.
(c)	The fair value of our deferred compensation plan is updated to the closing price on the balance sheet date which is a Level 1 input.

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

Concentrations of Credit Risk

As of June 30, 2022, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate assurances are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $564,000 at June 30, 2022 and $568,000 at December 31, 2021. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At June 30, 2022, our derivative counterparties include fifteen financial institutions, of which all but five are secured lenders in our bank credit facility. At June 30, 2022, our net derivative liability includes a net receivable of $2.3 million from three of these counterparties that are not participants in our bank credit facility and an aggregate net payable of $4.9 million to two of these counterparties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct operating expense	$362	$340	$711	$667
Brokered natural gas and marketing expense	686	443	1,205	893
Exploration expense	318	362	770	748
General and administrative expense	10,270	9,382	21,843	18,787
Total stock-based compensation expense	$11,636	$10,527	$24,529	$21,095

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

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the Board of Directors as part of their compensation. In addition, we also grant restricted stock to certain employees for retention purposes. Compensation expense is recognized over the balance of the vesting period, which is typically three years for employee grants and one year vesting for non-employee directors. In early 2021, vesting for new grants of restricted stock Liability Awards changed to a three-year cliff vesting from a ratable 30%-30%-40% vesting schedule. All restricted stock awards are issued at prevailing market prices at the time of the grant and the vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock award recipients have the right to vote such stock and receive dividends thereon. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, the majority of these shares are generally placed in our deferred compensation plan and, upon vesting, withdrawals are allowed in either cash or in stock. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported in deferred compensation plan expense in the accompanying consolidated statements of operations. Historically, we have used authorized but unissued shares of stock when restricted stock is granted. However, we can also utilize treasury shares.

Stock-Based Performance Units. We grant three types of performance share awards: two based on internal performance conditions which are measured against internal performance metrics and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (TSR Awards or TSR-PSUs). In first quarter 2021, our internal performance metrics were changed to focus on debt reduction and to include an environmental component. For shares granted in 2021, the performance conditions will be measured against internal metrics of Debt/EBITDAX (earnings before interest, taxes, depreciation, amortization and exploration expense) and emission intensity performance. For shares granted in first quarter 2022, the performance conditions will be measured against internal metrics of total net debt (total debt less cash on hand) and emission intensity performance.

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

Restricted Stock – Equity Awards

In first six months 2022, we granted 1.4 million restricted stock Equity Awards to employees at an average grant date fair value of $18.50 which generally vest over a three-year period compared to 2.3 million at an average grant date fair value of $10.20 in first six months 2021. We recorded compensation expense for these outstanding awards of $10.9 million in first six months 2022 compared to $10.3 million in the same period of 2021. Restricted stock Equity Awards are not issued to employees until such time as they are vested. Employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first six months 2022, we granted 602,000 shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $20.43 which generally vest at the end of a three-year period and 47,000 shares were granted to non-employee directors at an average price of $27.52 with vesting at the end of one year. In first six months 2021, we granted 1.2 million shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $9.30 with vesting generally at the end of a three-year period and 97,000 shares were granted to non-employee directors at an average price of $11.99 with vesting at the end of one year. We recorded compensation expense for these Liability Awards of $6.9 million in first six months 2022 compared to $5.7 million in first six months 2021. The majority of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at June 30, 2022:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,674,777	$7.39	796,629	$6.49
Granted	1,383,660	18.50	649,162	20.94
Vested	(1,178,541)	8.96	(557,134)	11.66
Forfeited	(52,813)	10.31	—	—
Outstanding at June 30, 2022	2,827,083	$12.12	888,657	$13.81

Stock-Based Performance Units

Internal Performance Metric Awards. These awards vest at the end of the three-year performance period. The performance metrics are set by the Compensation Committee. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. See additional information above for shares granted in first six months 2021 and 2022. The following is a summary of our non-vested internal performance awards outstanding at June 30, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,095,355	$7.80
Units granted (a)	153,089	20.38
Vested and issued (b)	(243,482)	9.64
Forfeited	—	—
Outstanding at June 30, 2022	1,004,962	$9.27

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

We recorded compensation expense for these awards of $3.5 million in first six months 2022 compared to expense of $1.8 million in first six months 2021.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of TSR-PSUs granted during first six months 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.4%	0.2%
Expected annual volatility	68%	75%
Grant date fair value per unit	$27.90	$12.58

The following is a summary of our non-vested TSR-PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,147,994	$7.60
Units granted (a)	111,828	27.90
Vested and issued (b)	(314,152)	11.34
Forfeited	—	—
Outstanding at June 30, 2022	945,670	$8.76

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

We recorded TSR-PSUs compensation expense of $1.5 million in first six months 2022 compared to $1.2 million in the same period of 2021. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

Other Post Retirement Benefits

Effective fourth quarter 2017, as part of our officer succession plan, we implemented a post retirement benefit plan to assist in providing health care to officers who are active employees (including their spouses) and have met certain age and service requirements. These benefits are not funded in advance and are provided up to age 65 or at the date they become eligible for Medicare, subject to various cost-sharing features. There was approximately $70,000 of estimated prior service costs amortized from accumulated other comprehensive income into general and administrative expense in second quarter 2022 compared to approximately $90,000 in second quarter 2021. There was approximately $145,000 of estimated prior service costs amortized from accumulated other comprehensive income into general and administrative expense in first six months 2022 compared to approximately $185,000 in the same period of 2021. Those employees that qualify for this retirement health care plan are required to provide reasonable notice of retirement and provide one year of service after an equity grant date to be fully vested in the grant.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. In early 2021, vesting for the matching contribution was changed to a three-year cliff vesting schedule. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market gain of $19.2 million in second quarter 2022 compared to a mark-to-market loss of $35.5 million in second quarter 2021. We recorded mark-to-market loss of $54.1 million in first six months 2022 compared to mark-to-market loss of $55.3 million in first six months 2021. The Rabbi Trust held 5.7 million shares (4.8 million of which were vested) of Range stock at June 30, 2022 compared to 6.2 million shares (5.4 million of which were vested) at December 31, 2021.

(13) EXIT AND TERMINATION COSTS

Exit Costs

In August 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first six months 2022, we recorded accretion expense of $22.1 million compared to $25.0 million in the same period of the prior year. In second quarter 2022, we recorded a net adjustment of $24.8 million to increase this obligation for a change in our forecasted drilling plans of the buyer along with adjusting the difference between estimated and actual payments. In second quarter 2021, we recorded a net favorable adjustment of $28.2 million to reduce this obligation due to a reduction of certain contractual payments compared to those originally estimated along with a change in our forecasted drilling plans of the buyer. The estimated discounted divestiture contract obligation was $414.2 million at June 30, 2022.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. The estimated remaining discounted obligation for these transportation capacity releases as of June 30, 2022 was $6.2 million.

Termination Costs

The following summarizes our exit and termination costs for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Severance costs	$—	$—	$—	$509
Transportation contract capacity releases (including accretion of discount)	162	184	323	394
Divestiture contract obligation (including accretion of discount)	35,907	(16,130)	46,861	(3,135)
	$36,069	$(15,946)	$47,184	$(2,232)

The following details the accrued exit and termination cost liability activity for the six months ended June 30, 2022 (in thousands):

	Exit Costs (1)	Termination Costs
Balance at December 31, 2021	$423,742	$10
Accretion of discount	22,408	—
Changes in estimate	24,776	—
Payments	(50,525)	(10)
Balance at June 30, 2022	$420,401	$—

(1)	Includes the divestiture contract obligation and the transportation contract capacity release obligation.

(14) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2021:

	Six months Ended June 30, 2022	Year Ended December 31, 2021
Beginning balance	249,792,908	246,348,092
Restricted stock grants	670,151	1,293,892
Restricted stock units vested	1,827,625	1,493,341
Performance stock units issued	590,940	640,468
Performance stock dividends	1,843	13,966
Treasury shares	(4,598,889)	3,149
Ending balance	248,284,578	249,792,908

Stock Repurchase Program

In 2019, the board of directors approved a stock purchase program to acquire up to $100.0 million of our outstanding stock. In early 2022, our board authorized an additional repurchase of up to $430.0 million of our outstanding common stock for an aggregate available amount at that time of $500.0 million. Under this program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. In first six months 2022, we repurchased 5,100,000 shares at an aggregate cost of $146.0 million, including repurchases of $13.1 million (500,000 shares) that were purchased in June 2022 and settled in July 2022. The following is a schedule of the change in treasury shares for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning balance	10,601,535	10,002,646
Rabbi trust shares distributed/sold	—	(1,111)
Shares repurchased	4,500,000	5,100,000
Ending balance	15,101,535	15,101,535

(15) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$(12,467)	$—
Interest paid	(111,733)	(87,337)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	2,965	2,098
(Increase) decrease in accrued capital expenditures	(10,740)	3,185

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of June 30, 2022, liabilities for remediation were not material. We are not aware of any environmental claims existing as of June 30, 2022 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

On March 4, 2021 a putative class action lawsuit was filed in the Western District of Pennsylvania in Case No. 2:21-CV-301 (Jacobowitz v. Range Resources Corporation et al.) in which the plaintiff sought to represent a class of Range stockholders who purchased or acquired stock from April 29, 2016 to February 10, 2021. This lawsuit was transferred to the U.S. District Court for the Northern District of Texas (Fort Worth Division) and claimed that Range misclassified certain wells as inactive rather than having plugged the wells and that such alleged misclassification affected the determination of our asset retirement obligation accrual. On March 31, 2022, the court granted our motion to dismiss and each claim was dismissed with prejudice and no further appeal was filed. Additionally, on January 20, 2022, a derivative action styled as Lewis v. Ventura et al. was filed under seal in the Northern District of Texas (Case No. 4-22CV-051-0) asserting similar allegations as those alleged in the Jacobowitz matter. On May 13, 2022, a notice of voluntary dismissal of that lawsuit was filed with the court by the plaintiff.

Transportation, Gathering and Processing Contracts

During second quarter 2022, we entered into an extension of certain long-term gathering agreements that is contingent on the completion of certain construction by the gathering company which is expected to be completed in 2024. Our commitments would increase by a total of approximately $800.0 million upon completion of the construction.

(17) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(in thousands)
Acquisitions:
Acreage purchases	$15,540	$21,942
Development	227,368	381,753
Exploration:
Drilling	—	6,329
Expense	11,435	22,048
Stock-based compensation expense	770	1,507
Gas gathering facilities:
Development	211	3,402
Subtotal	255,324	436,981
Asset retirement obligations	2,965	18,634
Total costs incurred	$258,289	$455,615

(a)	Includes costs incurred whether capitalized or expensed.

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
•
achieve competitive returns on investments;
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

Market Conditions

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGLs and oil benchmarks increased in second quarter 2022 when compared to the same period of 2021 and also increased in first six months 2022 when compared to the same period of 2021. As a result, we experienced a significant increase in price realizations. As we continue to monitor the impact of the actions of OPEC and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy, we expect prices for some or all of the commodities we produce to remain volatile. NYMEX natural gas futures have shown strong improvements based on market expectations that associated gas-related activity in oil basins and dry gas basin activity will show modest rates of growth compared with the past due to infrastructure constraints, capital discipline and core inventory exhaustion. In addition, the global energy crisis further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for U.S. LNG exports, domestic industrial gas demand and power generation. Other factors such as the pace and extent of tightening global monetary policy and the effectiveness of responses to combat the COVID-19 virus may impact the recovery of world economic growth and the demand for oil, natural gas and NGLs. In addition, in response to continued supply chain disruptions attributable to the virus, the Russia-Ukraine conflict and global monetary policies over the last few years, cost inflation is occurring. Specifically, our 2022 capital program is primarily being impacted by inflation in steel, diesel and labor.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$7.18	$2.84	$6.04	$2.76
Oil (per bbl)	108.40	65.96	101.60	62.06
Mont Belvieu NGLs composite (per gallon) (b)	1.04	0.63	1.01	0.62

(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange.
(b)	Based on our estimated NGLs product composition per barrel.

Our price realizations (not including the impact of our derivatives) may differ from these benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of Second Quarter 2022 Results

During second quarter 2022, we recognized net income of $452.9 million, or $1.77 per diluted common share compared to a loss of $156.5 million, or $0.65 per diluted common share during second quarter 2021. The higher net income in second quarter 2022 compared to second quarter 2021 reflects the impact of significantly higher commodity prices on both natural gas, NGLs and oil sales and our reported derivative fair value loss. See page 31 for more information on our derivative fair value loss.

For second quarter 2022, we experienced a significant increase in revenue from the sale of natural gas, NGLs and oil due to a 111% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) partially offset by slightly lower production volumes when compared to the same quarter of 2021. Daily production averaged 2.1 Bcfe in both the second quarter 2022 and 2021.

Our second quarter 2022 financial and operating performance included the following results:

•
reduced total debt by $217.1 million utilizing cash on hand and operating cash flows;
•
cash flow from operating activities increased $150.5 million from second quarter 2021;
•
revenue from the sale of natural gas, NGLs and oil increased 118% from the same period of 2021 with a 121% increase in average realized prices (before cash settlements on our derivatives) partially offset by slightly lower production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 63% from the same period of 2021;
•
direct operating expense per mcfe was $0.11 in second quarter 2022 compared to $0.10 in the same period of 2021 due to higher contract labor and service costs partially offset by lower workover costs;
•
general and administrative expense per mcfe increased 10% from same quarter 2021 primarily due to higher salaries and benefits, higher stock-based compensation and higher general office expenses including technology costs; and
•
reduced depletion, depreciation and amortization (“DD&A”) rate per mcfe by 2% from the same period of 2021.

Our cash flow from operating activities in second quarter 2022 was $324.7 million, an increase of $150.5 million from second quarter 2021 with significantly higher realized prices when compared to second quarter 2021 partially offset by slightly lower production volumes and the impact of negative working capital due to higher commodity prices.

Overview of First Six Months 2022 Results

During first six months 2022, we recognized a net loss of $4.0 million, or $0.02 per diluted common share compared to a net loss of $129.3 million, or $0.53 per diluted common share during first six months 2021. The improvement in our net loss for first six months 2022 compared to 2021 reflects the impact of significantly higher commodity prices on both natural gas, NGLs and oil sales and our reported derivative fair value loss. Given the significant increase in commodity prices, our derivative fair value loss, which includes the non-cash fair value adjustment related to our derivatives, was $1.2 billion in the first six months 2022 compared to $307.6 million in the first six months of the prior year. For additional information on our derivative fair value loss, see page 31.

For first six months 2022, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 110% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) somewhat offset by slightly lower production volumes, a loss on extinguishment of debt and higher exit costs when compared to the same period of 2021. Daily production averaged 2.1 Bcfe in both the first six months 2022 and 2021.

Our first six months 2022 financial and operating performance included the following results:

•
reduced total debt by $567.1 million with cash on hand and operating cash flows;
•
realized a significant improvement in our debt metrics from year-end 2021;
•
reduced future interest expense through debt reduction combined with refinancing a portion of 9.25% senior notes due 2026 with 4.75% senior notes due 2030;
•
cash flow from operating activities increased $447.7 million from first six months 2021;
•
revenue from the sale of natural gas, NGLs and oil increased 95% from the same period of 2021 with a 97% increase in average realized prices (before cash settlements on our derivatives) partially offset by slightly lower production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 61% from the same period of 2021;
•
direct operating expense per mcfe was $0.11 in first six months 2022 compared to $0.10 in the same period of 2021 due to higher contract labor and higher service and water handling hauling costs partially offset by lower workover costs;
•
general and administrative expense per mcfe for the first six months 2022 increased 10% from same period of 2021 primarily due to higher stock-based compensation, higher salaries and benefits and higher general office expenses including technology cost; and
•
reduced DD&A rate per mcfe by 2% from the same period of 2021.

Our cash flow from operating activities in first six months 2022 was $731.1 million, an increase of $447.7 million from same period of 2021 with significantly higher realized prices when compared to same period of 2021 partially offset by slightly lower production volumes and higher negative working capital.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In second quarter 2022, natural gas, NGLs and oil sales increased 118% compared to second quarter 2021 with a 121% increase in average realized prices (before cash settlements on our derivatives) partially offset by a 1% reduction in production volumes. In first six months 2022, natural gas, NGLs and oil sales increased 95% compared to first six months 2021 with a 97% increase in average realized prices partially offset by a 1% reduction in production volumes. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Natural gas, NGLs and oil sales
Natural gas	$909,754	$321,565	$588,189	183%	$1,539,677	$657,366	$882,311	134%
NGLs	374,699	255,533	119,166	47%	713,068	485,941	227,127	47%
Oil	72,439	44,757	27,682	62%	136,498	81,895	54,603	67%
Total natural gas, NGLs and oil sales	$1,356,892	$621,855	$735,037	118%	$2,389,243	$1,225,202	$1,164,041	95%

Our production is determined by drilling success which offsets the natural decline of our natural gas and oil reserves through production. Our production for the three and six months ended June 30, 2022 and 2021 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Production (a)
Natural gas (mcf)	131,721,014	131,886,931	(165,917)	—%	262,971,351	262,215,672	755,679	—%
NGLs (bbls)	8,784,851	9,153,411	(368,560)	(4)%	17,238,296	17,896,355	(658,059)	(4)%
Crude oil (bbls)	716,168	777,067	(60,899)	(8)%	1,446,630	1,535,058	(88,428)	(6)%
Total (mcfe) (b)	188,727,128	191,469,799	(2,742,671)	(1)%	375,080,907	378,804,150	(3,723,243)	(1)%

Average daily production (a)
Natural gas (mcf)	1,447,484	1,449,307	(1,823)	—%	1,452,880	1,448,705	4,175	—%
NGLs (bbls)	96,537	100,587	(4,050)	(4)%	95,239	98,875	(3,636)	(4)%
Crude oil (bbls)	7,870	8,539	(669)	(8)%	7,992	8,481	(489)	(6)%
Total (mcfe) (b)	2,073,924	2,104,064	(30,140)	(1)%	2,072,270	2,092,841	(20,571)	(1)%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during second quarter 2022 was $3.29 per mcfe compared to $1.56 per mcfe in second quarter 2021. Our average realized price received (including all derivative settlements and third party transportation costs) during first six months 2022 was $3.26 per mcfe compared to $1.55 per mcfe in first six months 2021. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three and six months ended June 30, 2022 and 2021 are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$6.91	$2.44	$4.47	183%	$5.85	$2.51	$3.34	133%
NGLs (per bbl)	42.65	27.92	14.73	53%	41.37	27.15	14.22	52%
Crude oil and condensate (per bbl)	101.15	57.60	43.55	76%	94.36	53.35	41.01	77%
Total (per mcfe) (a)	7.19	3.25	3.94	121%	6.37	3.23	3.14	97%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$4.12	$2.38	$1.74	73%	$4.08	$2.47	$1.61	65%
NGLs (per bbl)	41.46	25.64	15.82	62%	40.04	24.26	15.78	65%
Crude oil and condensate (per bbl)	59.46	42.20	17.26	41%	58.95	40.91	18.04	44%
Total (per mcfe) (a)	5.03	3.04	1.99	65%	4.93	3.02	1.91	63%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$2.78	$1.18	$1.60	136%	$2.80	$1.25	$1.55	124%
NGLs (per bbl)	24.25	12.12	12.13	100%	23.31	11.05	12.26	111%
Crude oil and condensate (per bbl)	59.46	41.63	17.83	43%	58.94	40.62	18.32	45%
Total (per mcfe) (a)	3.29	1.56	1.73	111%	3.26	1.55	1.71	110%

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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average natural gas differentials below NYMEX	$(0.27)	$(0.39)	$(0.19)	$(0.25)
Realized (losses) gains on basis hedging	$(0.01)	$0.01	$0.06	$(0.01)

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
Natural gas
Price (per mcf)	$2.44	$4.47	$—	$6.91	$2.51	$3.34	$—	$5.85
Production (Mmcf)	131,887	—	(166)	131,721	262,216	—	755	262,971
Natural gas sales	$321,565	$588,593	$(404)	$909,754	$657,366	$880,417	$1,894	$1,539,677

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
NGLs
Price (per bbl)	$27.92	$14.73	$—	$42.65	$27.15	$14.22	$—	$41.37
Production (Mbbls)	9,153	—	(368)	8,785	17,896	—	(658)	17,238
NGLs sales	$255,533	$129,455	$(10,289)	$374,699	$485,941	$244,995	$(17,868)	$713,068

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
Crude oil
Price (per bbl)	$57.60	$43.55	$—	$101.15	$53.35	$41.01	$—	$94.36
Production (Mbbls)	777	—	(61)	716	1,535	—	(88)	1,447
Crude oil sales	$44,757	$31,190	$(3,508)	$72,439	$81,895	$59,321	$(4,718)	$136,498

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
Consolidated
Price (per mcfe)	$3.25	$3.94	$—	$7.19	$3.23	$3.14	$—	$6.37
Production (Mmcfe)	191,470	—	(2,743)	188,727	378,804	—	(3,723)	375,081
Total natural gas, NGLs and oil sales	$621,855	$743,945	$(8,908)	$1,356,892	$1,225,202	$1,176,084	$(12,042)	$2,389,243

Transportation, gathering, processing and compression expense was $327.9 million in second quarter 2022 compared to $282.8 million in second quarter 2021. These third-party costs are higher in second quarter 2022 when compared to second quarter 2021 due to the impact of higher NGLs prices which results in higher processing costs, higher electricity and fuel costs. In addition, second quarter 2022 includes a one-time adjustment of $7.5 million that reflects a one-time settlement regarding transportation, gathering and processing charges.

Transportation, gathering, processing and compression expense was $625.7 million in first six months 2022 compared to $557.2 million in the same period of the prior year. These third-party costs are higher in first six months 2022 when compared to the same period of 2021 due to the impact of higher NGLs prices which results in higher processing costs and higher electricity and fuel costs. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and six months ended June 30, 2022 and 2021 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Transportation, gathering, processing and compression
Natural gas	$176,788	$158,637	$18,151	11%	$337,224	$320,297	$16,927	5%
NGLs	151,119	123,758	27,361	22%	288,459	236,428	52,031	22%
Oil	—	449	(449)	(100)%	11	449	(438)	(98)%
Total	$327,907	$282,844	$45,063	16%	$625,694	$557,174	$68,520	12%

Natural gas (per mcf)	$1.34	$1.20	$0.14	12%	$1.28	$1.22	$0.06	5%
NGLs (per bbl)	$17.20	$13.52	$3.68	27%	$16.73	$13.21	$3.52	27%
Oil (per bbl)	$—	$0.58	$(0.58)	(100)%	$0.01	$0.29	$(0.28)	(97)%

Derivative fair value loss was $239.9 million in second quarter 2022 compared to a loss of $249.7 million in second quarter 2021. Derivative fair value loss was $1.2 billion in first six months 2022 compared to a loss of $307.6 million in the same period of the prior year. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative fair value loss per consolidated statements of operations	$(239,922)	$(249,683)	$(1,178,979)	$(307,562)

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$139,249	$(199,825)	$(603,004)	$(211,945)
Oil derivatives	9,434	(21,494)	(43,951)	(29,563)
NGLs derivatives	19,105	(5,422)	815	(6,669)
Freight derivatives	—	(89)	(114)	(1,067)
Divestiture contingent consideration	—	17,460	8,120	21,390
Total non-cash fair value gain (loss) (1)	$167,788	$(209,370)	$(638,134)	$(227,854)

Net cash payment on derivative settlements:
Natural gas derivatives	$(367,347)	$(7,514)	$(466,805)	$(8,862)
Oil derivatives	(29,858)	(11,961)	(51,217)	(19,089)
NGLs derivatives	(10,505)	(20,838)	(22,823)	(51,757)
Total net cash payment	$(407,710)	$(40,313)	$(540,845)	$(79,708)

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

Brokered natural gas, marketing and other revenue in second quarter 2022 was $108.2 million compared to $62.6 million in second quarter 2021 which is the result of significantly higher broker sales prices somewhat offset by lower broker sales volumes (volumes not related to our production). Brokered natural gas, marketing and other revenue was $195.6 million in first six months 2022 compared to $143.1 million in first six months 2021 which is the result of significantly higher broker sales prices somewhat offset by lower broker sales volumes. First six months 2021 also includes $8.8 million received as part of a capacity release agreement. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Direct operating expense	$0.11	$0.10	$0.01	10%	$0.11	$0.10	$0.01	10%
Production and ad valorem tax expense	0.04	0.04	—	—%	0.04	0.03	0.01	33%
General and administrative expense	0.23	0.21	0.02	10%	0.23	0.21	0.02	10%
Interest expense	0.22	0.30	(0.08)	(27)%	0.24	0.30	(0.06)	(20)%
Depletion, depreciation and amortization expense	0.46	0.47	(0.01)	(2)%	0.46	0.47	(0.01)	(2)%

Direct operating expense was $20.1 million in second quarter 2022 compared to $19.8 million in second quarter 2021. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs increased in second quarter 2022 primarily due to higher contract labor and services partially offset by lower workover costs. Our costs for services, labor and supplies have recently increased due to increased demand for those items, supply chain disruptions and inflation. Our production volumes decreased 1% in second quarter 2022 compared to the same period of the prior year. We incurred $203,000 of workover costs in second quarter 2022 compared to $1.7 million in second quarter 2021. On a per mcfe basis, direct operating expense was $0.11 in second quarter 2022 compared to $0.10 in the same quarter of the prior year due to higher contract labor and services somewhat offset by lower workover costs.

Direct operating expense was $40.3 million in first six months 2022 compared to $37.4 million in the same period of the prior year due to higher contract labor and higher services and water handling/hauling costs somewhat offset by lower workover costs. Our production volumes decreased 1% in first six months 2022 compared to the same period of the prior year. We incurred $1.1 million of workover costs in first six months 2022 compared to $2.4 million in first six months 2021. On a per mcfe basis, direct operating costs increased 10%, from $0.10 to $0.11 with the increase due to higher water handling/handling costs and higher contract labor and services somewhat offset by lower workover costs. The following table summarizes direct operating expense per mcfe for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Direct operating
Lease operating expense	$0.11	$0.09	$0.02	22%	$0.11	$0.09	$0.02	22%
Workovers	—	0.01	(0.01)	(100)%	—	0.01	(0.01)	(100)%
Stock-based compensation	—	—	—	—%	—	—	—	—%
Total direct operating expense	$0.11	$0.10	$0.01	10%	$0.11	$0.10	$0.01	10%

Production and ad valorem taxes are paid based on market prices rather than hedged prices. This expense category is predominately comprised of the Pennsylvania impact fee. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $7.5 million in second quarter 2022 compared to $8.4 million in second quarter 2021. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices. Production and ad valorem taxes includes an impact fee of $14.1 million in first six months 2022 compared to $13.0 million in the first six months 2021 due to higher natural gas prices. The following table summarizes production and ad valorem taxes per mcfe for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Production and ad valorem taxes
Impact fee	$0.04	$0.04	$—	—%	$0.04	$0.03	$0.01	33%
Production and ad valorem taxes	—	—	—	—%	—	—	—	—%
Total production and ad valorem taxes	$0.04	$0.04	$—	—%	$0.04	$0.03	$0.01	33%

General and administrative (G&A) expense was $43.5 million in second quarter 2022 compared to $40.2 million in second quarter 2021. The second quarter 2022 increase of $3.3 million when compared to the same period of 2021 is primarily due to higher stock-based compensation expense of $888,000, higher general office expenses including technology costs and higher salaries and benefits somewhat offset by lower legal expenses. On a per mcfe basis, second quarter 2022 G&A expense was 10% higher than second quarter 2021 primarily due to higher general office expenses and higher salaries and benefits.

G&A expense for first six months 2022 increased $8.3 million when compared to the same period 2021 due to higher stock-based compensation of $3.1 million, higher salaries and benefits of $2.0 million and higher general office expenses including technology costs partially offset by lower legal expenses. On a per mcfe basis, first six months 2022 G&A expense increased 10% from first six months 2021 due to higher stock-based compensation, higher salaries and benefits and higher general office expenses. The following table summarizes G&A expenses on a per mcfe basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
General and administrative
General and administrative	$0.18	$0.16	$0.02	12%	$0.17	$0.16	$0.01	6%
Stock-based compensation	0.05	0.05	—	—%	0.06	0.05	0.01	20%
Total general and administrative expense	$0.23	$0.21	$0.02	10%	$0.23	$0.21	$0.02	10%

Interest expense was $42.0 million in second quarter 2022 compared to $57.3 million in second quarter 2021. Interest expense was $89.2 million for first six months 2022 compared to $114.2 million for first six months 2021. The following table presents information about interest expense per mcfe for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Bank credit facility	$0.02	$0.02	$—	—%	$0.02	$0.02	$—	—%
Senior notes	0.19	0.27	(0.08)	(30)%	0.21	0.27	(0.06)	(22)%
Amortization of deferred financing costs and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total interest expense	$0.22	$0.30	$(0.08)	(27)%	$0.24	$0.30	$(0.06)	(20)%
Average debt outstanding ($000’s)	$2,556,185	$3,146,680	$(590,495)	(19)%	$2,669,295	$3,167,858	$(498,603)	(16)%
Average interest rate (a)	6.1%	7.0%	(0.9)%	(13)%	6.3%	6.9%	(0.6)%	(9)%

(a)	Includes commitment fees but excludes debt issue costs and amortization of discounts and premiums.

On an absolute basis, the decrease in interest expense for second quarter 2022 from the same period of 2021 was primarily due to lower overall average interest rates and lower overall average outstanding debt balances. Average debt outstanding on the bank credit facility for second quarter 2022 was $90.0 million compared to $195.5 million in second quarter 2021 and the weighted average interest rate on the bank credit facility was 4.1% in second quarter 2022 compared to 2.0% in second quarter 2021.

On an absolute basis, the decrease in interest expense for first six months 2022 from the same period 2021 was primarily due to lower overall average interest rates and lower outstanding debt balances. Average debt outstanding on the bank credit facility was $77.6 million for first six months 2022 compared to $208.0 million for first six months 2021 and the weighted average interest rates on the bank credit facility was 3.4% in first six months 2022 compared to 2.1% in first six months 2021.

Depletion, depreciation and amortization expense was $86.5 million in second quarter 2022 compared to $90.6 million in second quarter 2021. This decrease is due to a 2% decrease in depletion rates and a 1% decrease in production volumes. Depletion expense, the largest component of DD&A expense, was $0.45 per mcfe in second quarter 2022 compared to $0.46 per mcfe in second quarter 2021. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs.

DD&A expense was $172.1 million in first six months 2022 compared to $179.0 million in the same period 2021. This is due to a 2% decrease in depletion rates and a 1% decrease in production volumes. Depletion expense per mcfe was $0.45 in first six months 2022 compared to $0.46 in the same period of 2021. The following table summarizes DD&A expense per mcfe for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
DD&A
Depletion and amortization	$0.45	$0.46	$(0.01)	(2)%	$0.45	$0.46	$(0.01)	(2)%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.46	$0.47	$(0.01)	(2)%	$0.46	$0.47	$(0.01)	(2)%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit and termination costs, deferred compensation plan expenses, loss or gain on early extinguishment of debt and gain or loss on sale of assets. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct operating expense	$362	$340	$711	$667
Brokered natural gas and marketing expense	686	443	1,205	893
Exploration expense	318	362	770	748
General and administrative expense	10,270	9,382	21,843	18,787
Total stock-based compensation	$11,636	$10,527	$24,529	$21,095

Brokered natural gas and marketing expense was $110.1 million in second quarter 2022 compared to $69.0 million in second quarter 2021 due to significantly higher commodity prices somewhat offset by lower broker purchase volumes (volumes not related to our production). Brokered natural gas marketing expense was $203.2 million in first six months 2022 compared to $141.3 million in first six months 2021 due to significantly higher commodity prices somewhat offset by lower broker purchased volumes. The following table details our brokered natural gas, marketing and other net margin for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Brokered natural gas and marketing
Brokered natural gas sales	$103,368	$60,778	$42,590	70%	$187,430	$130,240	$57,190	44%
Brokered NGLs sales	640	722	(82)	(11)%	2,280	1,148	1,132	99%
Other marketing revenue (1)	4,165	1,050	3,115	297%	5,905	11,726	(5,821)	(50)%
Brokered natural gas purchases (2)	(106,229)	(65,668)	(40,561)	(62)%	(195,424)	(135,631)	(59,793)	(44)%
Brokered NGLs purchases	(682)	(660)	(22)	(3)%	(2,329)	(1,057)	(1,272)	(120)%
Other marketing expense	(3,198)	(2,676)	(522)	(20)%	(5,479)	(4,651)	(828)	(18)%
Net brokered natural gas and marketing margin	$(1,936)	$(6,454)	$4,518	70%	$(7,617)	$1,775	$(9,392)	(529)%

(1) (2)	The six months ended June 30, 2021 includes $8.8 million received as part of a capacity release agreement. Includes transportation costs.

Exploration expense was $7.5 million in second quarter 2022 compared to $5.0 million in second quarter 2021 due to higher delay rentals and other expense. Exploration expense was $12.2 million in first six months 2022 compared to $10.6 million in first six months 2021 due to higher delay rentals and other expense. The following table details our exploration expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
Exploration
Delay rentals and other	$5,899	$3,516	$2,383	68%	$8,842	$7,501	$1,341	18%
Personnel expense	1,209	1,120	89	8%	2,514	2,399	115	5%
Stock-based compensation expense	318	362	(44)	(12)%	770	749	21	3%
Seismic	80	30	50	167%	79	(83)	162	195%
Total exploration expense	$7,506	$5,028	$2,478	49%	$12,205	$10,566	$1,639	16%

Abandonment and impairment of unproved properties was $7.1 million in second quarter 2022 compared to $2.2 million in second quarter 2021. Abandonment and impairment of unproved properties was $9.1 million in first six months 2022 compared to $5.2 million in the same period of 2021. Abandonment and impairment of unproved properties for second quarter and first six months 2022 increased when compared to the same periods of 2021 due to higher estimated lease expirations in Pennsylvania.

Exit and termination costs was $36.1 million in second quarter 2022 compared to a gain of $15.9 million in second quarter 2021. In second quarter 2022, we recorded $11.3 million accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending until 2030 compared to accretion expense of $12.2 million in the same quarter of the prior year. The second quarter 2022 also includes an unfavorable adjustment of $24.8 million to increase this obligation for a change in our forecasted drilling plans of the buyer and other adjustments. The second quarter 2021 also includes a gain of $28.2 million to reduce our original estimate of these obligations due to payments being lower than our forecast and a change in the forecasted drilling plans of the buyer.

Exit and termination costs was $47.2 million in first six months 2022 compared to a gain of $2.2 million in first six months 2021. We recorded accretion expense of $22.4 million in first six months 2022 compared to accretion expense of $25.4 million in the same period of 2021. The first six months 2022 includes an unfavorable adjustment of $24.8 million to increase this obligation for a change in our forecasted drilling plans of the buyer and other adjustments compared to a favorable adjustment of $28.2 million in the same period of 2021 to reduce our original estimate of the obligations.

Deferred compensation plan was income of $19.2 million in second quarter 2022 compared to a loss of $35.5 million in second quarter 2021. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $30.38 at March 31, 2022 to $24.75 at June 30, 2022. In the same period of the prior year, our stock price increased from $10.33 at March 31, 2021 to $16.76 at June 30, 2021. During first six months 2022, deferred compensation was a loss of $54.1 million compared to a loss of $55.3 million in the same period of 2021. Our stock price increased from $17.83 at December 31, 2021 to $24.75 at June 30, 2022. In the same period of the prior year, our stock price increased from $6.70 at December 31, 2020 to $16.76 at June 30, 2021.

Loss on early extinguishment of debt was a loss of $22,000 in second quarter 2022 compared to a loss of $63,000 in the same period of the prior year. Loss on extinguishment of debt was $69.2 million in first six months 2022 compared to $98,000 in the same period of the prior year. In first quarter 2022, we announced a call for the redemption of $850.0 million of our outstanding 9.25% senior notes due 2026. The redemption price equaled 106.938% of par plus accrued and unpaid interest. We recognized a loss on early extinguishment of debt in first quarter 2022 of $69.2 million, net of transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

Income tax expense (benefit) was an expense of $103.3 million in second quarter 2022 compared to benefit of $1.3 million in second quarter 2021. Income tax benefit was $12.8 million in first six months 2022 compared to an expense of $1.4 million in the same period of 2021. The 2022 and 2021 effective tax rates were different than the statutory tax rate due to state income taxes, equity compensation, valuation allowances and other discrete tax items.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. Short-term liquidity needs are satisfied by borrowings under our bank credit facility and/or cash on hand. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in future years) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices and capital requirements. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of June 30, 2022, we have entered into derivative agreements covering 196.4 Bcfe for the remainder of 2022, 270.6 Bcfe for 2023 and 104.5 Bcfe for 2024, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Sources of cash and cash equivalents
Operating activities	$731,120	$283,435
Disposal of assets	380	195
Issuance of senior notes	500,000	600,000
Borrowing on credit facility	648,000	883,000
Other	64,291	30,572
Total sources of cash and cash equivalents	$1,943,791	$1,797,202

Uses of cash and cash equivalents
Additions to natural gas and oil properties	$(211,232)	$(205,923)
Repayment on credit facility	(647,000)	(1,464,000)
Acreage purchases	(19,445)	(15,917)
Additions to field service assets	(381)	(652)
Repayment of senior and senior subordinated notes	(1,068,117)	(63,324)
Treasury stock purchases	(132,894)	—
Debt issuance costs	(15,798)	(8,591)
Other	(62,990)	(38,789)
Total uses of cash and cash equivalents	$(2,157,857)	$(1,797,196)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first six months 2022 was $731.1 million compared to $283.4 million in first six months 2021. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from first six months 2021 to first six months 2022 reflects significantly higher realized prices partially offset by lower production volumes. As of June 30, 2022, we have hedged more than 55% of our projected total production for the remainder of 2022, with more than 60% of our projected natural gas production hedged. Net cash provided from operating activities was affected by a 1% decrease in production and working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months 2022 were negative $256.8 million compared to a negative $73.7 million for first six months 2021.

Issuance of senior notes in first six months 2022 includes the issuance of $500.0 million new 4.75% senior notes due 2030.

Uses of Cash and Cash Equivalents

Additions to natural gas and oil properties for first six months 2022 were consistent with expectations relative to our announced 2022 capital budget. We currently believe our 2022 capital program will approach the high-end of our announced range of $460.0 million to $480.0 million due to the impact of cost inflation.

Repayment of senior notes for first six months 2022 includes the redemption of our $850.0 million aggregate principal amount 9.25% senior notes due 2026 along with the retirement of our 5.00% senior notes due 2022 and our 5.87% notes due 2022. From time to time, we may continue to repurchase our senior notes based upon prevailing market or other conditions at the time.

Treasury stock purchases for first six months 2022 include the repurchase of 4.6 million shares as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures. As of June 30, 2022, we had cash on hand in the amount of $356,000 and availability under our credit facility of $1.2 billion.

Sources of Cash

We expect our 2022 capital program to be funded by cash flows from operations. During the six months ended June 30, 2022, we generated $731.1 million of cash flows from operating activities. As of June 30, 2022, we had approximately $1.5 billion of liquidity, consisting of $1.2 billion available under our bank credit facility and $356,000 of cash on hand. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements. In early January 2022, we issued $500.0 million aggregate principal amount of new 4.75% senior notes due 2030 and used the proceeds, cash on hand and our credit facility to fully redeem our 9.25% senior notes due 2026 in February 2022.

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

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of June 30, 2022, we had $1.0 million of outstanding borrowings under our bank credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We also have undrawn letters of credit of $330.5 million as of June 30, 2022. We were in compliance with the applicable covenants under the bank credit facility as of June 30, 2022.

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

Our daily weighted-average bank credit facility debt balance was $77.6 million for first six months ended June 30, 2022 compared to $208.0 million for the same period of the prior year. As of April 14, 2022, borrowings under the amended and restated revolving bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans.

Uses of Cash

We use cash for the development, exploration and acquisition of natural gas and oil properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest. Expenditures for the development, exploration and acquisition of natural gas and oil properties are the primary use of our capital resources. During first six months 2022, we funded $231.1 million of capital expenditures as reported in our consolidated statement of cash flows. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our next significant long-term debt maturity is in the amount of $532.2 million due 2023 which is callable in December 2022. As part of our strategy for 2022, we will continue to focus on improving our debt metrics.

We expect our quarterly cash dividend to be reinstated in the second half of 2022 at a quarterly dividend rate of $0.08 per share or an $0.32 per share annual distribution. Details regarding the record and payment dates will be announced at such time the dividend is declared by our Board of Directors. In early 2022, the Board approved an increase to our share repurchase program, where we are now authorized to repurchase an additional $430.0 million of our outstanding shares of common stock for an aggregate available at the time of $500.0 million. During the first six months 2022, we repurchased 5.1 million shares of our common stock at an aggregate cost of $146.0 million (including 500,000 shares purchased in June and settled in July). The total remaining share repurchase authorization was approximately $354.0 million at June 30, 2022.

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

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. As of June 30, 2022, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of June 30, 2022, we had a total of $330.5 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2021, there have been no material changes to our contractual obligations other than the changes to our indebtedness as discussed further in Note 8 and changes to our commitments as discussed in Note 16.

Interest Rates

At June 30, 2022, we had approximately $2.4 billion of debt outstanding which bore interest at fixed rates averaging 5.7%. Bank debt totaling $1.0 million bears interest at a floating rate, which was 1.5% at June 30, 2022. The 30-day SOFR rate at June 30, 2022 was approximately 1.7%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2022, would result in approximately $10,000 in additional interest expense.

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

Forward-Looking Statements

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements typically contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “estimates,” “predicts,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 22, 2022.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and regional index prices for North American natural gas production. However, natural gas and NGLs prices are becoming global commodities similar to oil. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2021 proved reserves are natural gas and 2% of proved reserves are oil and condensate. In addition, a portion of our NGLs, which are 34% of proved reserves, are also impacted by changes in oil prices. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2021 to June 30, 2022.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). Our program may also include a three-way collar which is a combination of three options. At June 30, 2022, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs, as of June 30, 2022, approximated a net unrealized pretax loss of $802.1 million. These contracts expire monthly through December 2024. At June 30, 2022, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price				Fair Market Value
			Swap	Sold Put	Floor	Ceiling
Natural Gas (1)							(in thousands)
2022	Swaps	495,000 Mmbtu/day	$3.09				$(231,446)
2022	Collars	242,500 Mmbtu/day			$3.29	$3.69	$(90,980)
2022	Three-way Collars	258,207 Mmbtu/day		$2.83	$3.51	$4.50	$(81,876)
2023	Swaps	320,000 Mmbtu/day	$3.41				$(143,060)
2023	Collars	240,795 Mmbtu/day			$3.30	$4.36	$(67,790)
2023	Three-way Collars	149,863 Mmbtu/day		$2.28	$3.30	$4.28	$(47,466)
2024	Collars	281,694 Mmbtu/day			$3.20	$5.26	$(40,498)

Crude Oil
2022	Swaps	6,750 bbls/day	$62.08				$(44,859)
2023	Swaps	5,123 bbls/day	$71.39				$(26,861)
January-September 2024	Collars	832 bbls/day			$80.00	$90.12	$885

NLGs (C2-Ethane)
July 2022	Swaps	1,000 bbls/day	$0.55/gallon				$78

NGLs (NC4-Butane)
July-September 2022	Swaps	2,000 bbls/day	$1.42/gallon				$101

NGLs (C5-Natural Gasoline)
2022	Swaps	2,003 bbls/day	$1.89/gallon				$(1,240)
2022	Collars	2,000 bbls/day			$1.83/gallon	$1.95/gallon	$(1,054)

(1)

We also sold natural gas call swaptions of 40,000 Mmbtu/day for 2023 at a weighted average price of $2.91. The fair market value of these swaptions at June 30, 2022 was a net derivative liability of $26.0 million.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $2.5 million June 30, 2022 and they settle monthly through December 2024.

At June 30, 2022, we are entitled to receive contingent consideration associated with the sale of our North Louisiana assets, annually through 2023, of up to $45.5 million based on future achievement of certain natural gas and oil prices based on published indexes along with the realized NGLs prices of the buyer. The fair value at June 30, 2022 was a gain of $34.8 million.

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at June 30, 2022. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$(447,287)	$(31,541)	$(78,854)	$31,541	$78,854
Collars	(199,437)	(88,847)	(227,071)	86,215	213,266
Three-way collars	(129,342)	(43,408)	(110,814)	40,748	97,470
Swaptions	(26,003)	(6,834)	(17,096)	6,803	16,598
Basis swaps	2,529	7,110	17,775	(7,110)	(17,775)
Divestiture contingent consideration	34,760	1,030	2,220	(1,290)	(3,680)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2022, our derivative counterparties include fifteen financial institutions, of which all but five are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and variable rate bank debt. At June 30, 2022, we had $2.4 billion of debt outstanding which bears interest at fixed rates averaging 5.7%. Bank debt totaling $1.0 million bears interest at a floating rate, which was 1.5% at June 30, 2022. The 30-day SOFR rate an June 30, 2022 was approximately 1.7%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2022, would result in approximately $10,000 in additional interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16 to our unaudited consolidated financial statements entitled “Commitments and Contingencies” included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

Environmental Proceedings

Our subsidiary, Range Resources – Appalachia, LLC, was notified by the Department of Environmental Protection (DEP) that it intends to assess a civil penalty under the Clean Streams Law and the 2012 Oil and Gas Act in connection with one well in Lycoming County and ordered us to conduct certain remedial work and monitoring to prevent methane and other substances from allegedly escaping the gas well into the surrounding environment including into soil, groundwater, streams and other surrounding water sources. DEP initially issued an order specifying its demands to the subsidiary on May 11, 2015. We appealed the order and the appeal was subsequently settled and discontinued whereupon we agreed to conduct certain, limited remedial work at the one well and continue monitoring water sources in the area and DEP did not assess any fines at that time. Thereafter, on January 13, 2020, DEP issued a new order regarding the same one well in Lycoming County which set forth similar allegations and demands as set forth above. This new order was issued despite considerable data and evidence presented to DEP over the course of the investigation that this one well has not been nor is currently the source of methane in the environment nor any water supplies, but rather the methane existed in the environment before the commencement of our operations. We appealed the January 2020 order and ultimately resolved the appeal by settlement on April 29, 2022 with DEP that includes a one-time payment to DEP of $1.0 million and separate funds totaling $850,000 to be used for water treatment system costs. Range will also plug the well at issue, which never produced. While Range ultimately resolved this matter with DEP, the evidence and expert testimony fully supports that this one well in Lycoming County was not the cause of methane in the groundwater.

From time to time, we receive notices of violation from governmental and regulatory authorities in areas in which we operate relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty of whether these notices of violation will result in fines and/or penalties, if fines and/or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of $250,000.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our common stock during the quarter is as follows:

	Three Months Ended June 30, 2022
Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
April 2022	1,320,000	$30.53	1,320,000	$443,596,860
May 2022	1,645,000	$28.48	1,645,000	$396,744,472
June 2022 (c)	1,535,000	$27.79	1,535,000	$354,081,338
	4,500,000		4,500,000

(a) (b) (c)

Includes any fees, commissions or other expenses associated with the share repurchases.

In October 2019, our board of directors authorized a $100 million common stock repurchase program. In February 2022, our board of directors subsequently increased the authorization for repurchases under the program for a cumulative approval of $530.0 million which includes fees, commissions and expenses. The share repurchase authority does not obligate us to acquire any specific number of shares. The program may be changed based upon our financial condition and is subject to termination by the board of directors prior to completion. Shares repurchased as of June 30, 2022 were held as treasury stock.

Includes 500,000 shares that were purchased in June 2022 and settled in July 2022.

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

Date: July 25, 2022

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Senior Vice President and Chief Financial Officer

Date: July 25, 2022

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer