Form 10-Q
period 2022-09-30
RANGE RESOURCES CORP
filed 2022-10-24
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☑

241,635,155 Common Shares were outstanding on October 21, 2022

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended September 30, 2022

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Defined Terms” in our 2021 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$157,144	$214,422
Accounts receivable, less allowance for doubtful accounts of $564 and $568	634,333	471,775
Contingent consideration receivable	—	29,500
Derivative assets	37,350	5,738
Other current assets	33,539	15,230
Total current assets	862,366	736,665
Derivative assets	13,422	38,601
Natural gas properties, successful efforts method	10,548,054	10,175,570
Accumulated depletion and depreciation	(4,676,454)	(4,420,914)
	5,871,600	5,754,656
Other property and equipment	74,513	74,678
Accumulated depreciation and amortization	(71,781)	(71,184)
	2,732	3,494
Operating lease right-of-use assets	96,567	40,832
Other assets	73,089	86,259
Total assets	$6,919,776	$6,660,507

Liabilities
Current liabilities:
Accounts payable	$220,818	$178,413
Asset retirement obligations	5,310	5,310
Accrued liabilities	563,004	420,898
Accrued interest	31,231	75,940
Derivative liabilities	652,585	162,767
Divestiture contract obligation	88,570	91,120
Current maturities of long-term debt	528,149	218,017
Total current liabilities	2,089,667	1,152,465
Bank debt	—	—
Senior notes	1,831,675	2,707,770
Deferred tax liabilities	143,814	117,642
Derivative liabilities	155,995	8,216
Deferred compensation liabilities	85,750	137,102
Operating lease liabilities	37,458	24,861
Asset retirement obligations and other liabilities	99,268	101,509
Divestiture contract obligation	312,665	325,279
Total liabilities	4,756,292	4,574,844
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 262,886,690 issued at September 30, 2022 and 259,795,554 issued at December 31, 2021	2,629	2,598
Common stock held in treasury, 20,603,035 shares at September 30, 2022 and 10,002,646 shares at December 31, 2021	(338,851)	(30,007)
Additional paid-in capital	5,757,194	5,720,277
Accumulated other comprehensive income (loss)	37	(150)
Retained deficit	(3,257,525)	(3,607,055)
Total stockholders' equity	2,163,484	2,085,663
Total liabilities and stockholders’ equity	$6,919,776	$6,660,507

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues and other income:
Natural gas, NGLs and oil sales	$1,435,152	$849,305	$3,824,395	$2,074,507
Derivative fair value loss	(457,708)	(652,220)	(1,636,687)	(959,782)
Brokered natural gas, marketing and other	133,101	105,554	328,716	248,668
Total revenues and other income	1,110,545	302,639	2,516,424	1,363,393
Costs and expenses:
Direct operating	21,290	20,245	61,628	57,653
Transportation, gathering, processing and compression	323,019	296,510	948,713	853,684
Production and ad valorem taxes	8,428	7,140	22,486	20,179
Brokered natural gas and marketing	127,285	105,838	330,517	247,177
Exploration	7,498	5,881	19,703	16,447
Abandonment and impairment of unproved properties	3,186	2,000	12,319	7,206
General and administrative	41,197	49,061	127,716	127,307
Exit and termination costs	11,065	11,789	58,249	9,557
Deferred compensation plan	5,795	34,278	59,917	89,551
Interest	38,736	56,809	127,912	170,974
Loss on early extinguishment of debt	—	—	69,232	98
Depletion, depreciation and amortization	90,471	93,116	262,573	272,128
Gain on the sale of assets	(135)	(78)	(548)	(724)
Total costs and expenses	677,835	682,589	2,100,417	1,871,237

Income (loss) before income taxes	432,710	(379,950)	416,007	(507,844)
Income tax expense (benefit):
Current	6,981	4,484	20,732	7,221
Deferred	52,642	(34,167)	26,141	(35,477)
	59,623	(29,683)	46,873	(28,256)
Net income (loss)	$373,087	$(350,267)	$369,134	$(479,588)

Net income (loss) per common share:
Basic	$1.52	$(1.44)	$1.48	$(1.98)
Diluted	$1.49	$(1.44)	$1.45	$(1.98)

Dividends declared per share	$0.08	$—	$0.08	$—

Weighted average common shares outstanding:
Basic	239,768	243,311	242,850	242,692
Diluted	245,023	243,311	248,360	242,692

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$373,087	$(350,267)	$369,134	$(479,588)
Other comprehensive income:
Postretirement benefits:
Amortization of prior service costs	73	92	219	277
Income tax expense	(17)	(22)	(32)	(66)
Total comprehensive income (loss)	$373,143	$(350,197)	$369,321	$(479,377)

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021

Operating activities:
Net income (loss)	$369,134	$(479,588)
Adjustments to reconcile net loss to net cash provided from operating activities:
Deferred income tax expense (benefit)	26,141	(35,477)
Depletion, depreciation and amortization and impairment of proved properties	262,573	272,128
Abandonment and impairment of unproved properties	12,319	7,206
Derivative fair value loss	1,636,687	959,782
Cash settlements on derivative financial instruments	(1,005,522)	(239,165)
Divestiture contract obligation, including accretion, net of gain	57,791	8,467
Amortization of deferred financing costs and other	6,521	6,253
Deferred and stock-based compensation	95,397	119,946
Gain on the sale of assets	(548)	(724)
Loss on early extinguishment of debt	69,232	98
Changes in working capital:
Accounts receivable	(132,644)	(116,204)
Other current assets	(19,478)	(3,574)
Accounts payable	52,292	34,313
Accrued liabilities and other	(177,806)	(58,172)
Net cash provided from operating activities	1,252,089	475,289
Investing activities:
Additions to natural gas properties	(351,813)	(311,709)
Additions to field service assets	(535)	(720)
Acreage purchases	(23,968)	(20,302)
Proceeds from disposal of assets	463	237
Purchases of marketable securities held by the deferred compensation plan	(39,362)	(24,396)
Proceeds from the sales of marketable securities held by the deferred compensation plan	40,531	27,974
Net cash used in investing activities	(374,684)	(328,916)
Financing activities:
Borrowings on credit facilities	813,000	1,250,000
Repayments on credit facilities	(813,000)	(1,922,000)
Issuance of senior notes	500,000	600,000
Repayment of senior or senior subordinated notes	(1,071,867)	(63,324)
Dividends paid	(19,526)	—
Treasury stock purchases	(308,891)	—
Debt issuance costs	(16,177)	(8,799)
Taxes paid for shares withheld	(25,492)	(9,267)
Change in cash overdrafts	(14,203)	1,515
Proceeds from the sales of common stock held by the deferred compensation plan	21,473	5,522
Net cash used in financing activities	(934,683)	(146,353)
(Decrease) increase in cash and cash equivalents	(57,278)	20
Cash and cash equivalents at beginning of period	214,422	458
Cash and cash equivalents at end of period	$157,144	$478

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

Fiscal Year 2022				Common			Accumulated
				stock	Additional		other
	Common stock		Treasury	held in	paid-in	Retained	comprehensive
	Shares	Par value	shares	treasury	capital	deficit	(loss) income	Total
Balance as of December 31, 2021	259,796	$2,598	10,003	$(30,007)	$5,720,277	$(3,607,055)	$(150)	$2,085,663
Issuance of common stock	2,980	29	—	—	(21,276)	—	—	(21,247)
Issuance of common stock upon vesting of PSUs	2	—	—	—	78	(78)	—	—
Stock-based compensation expense	—	—	—	—	8,619	—	—	8,619
Treasury stock	—	—	599	(16,152)	(46)	—	—	(16,198)
Other comprehensive income	—	—	—	—	—	—	75	75
Net loss	—	—	—	—	—	(456,808)	—	(456,808)
Balance as of March 31, 2022	262,778	2,627	10,602	(46,159)	5,707,652	(4,063,941)	(75)	1,600,104
Issuance of common stock	108	1	—	—	33,132	—	—	33,133
Stock-based compensation expense	—	—	—	—	7,733	—	—	7,733
Treasury stock	—	—	4,000	(116,695)	(1)	—	—	(116,696)
Other comprehensive income	—	—	—	—	—	—	56	56
Net income	—	—	—	—	—	452,855	—	452,855
Balance as of June 30, 2022	262,886	2,628	14,602	(162,854)	5,748,516	(3,611,086)	(19)	1,977,185
Issuance of common stock	1	1	—	—	833	—	—	834
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(19,526)	—	(19,526)
Stock-based compensation expense	—	—	—	—	7,845	—	—	7,845
Treasury stock	—	—	6,002	(175,997)	—	—	—	(175,997)
Other comprehensive income	—	—	—	—	—	—	56	56
Net income	—	—	—	—	—	373,087	—	373,087
Balance as of September 30, 2022	262,887	$2,629	20,604	$(338,851)	$5,757,194	$(3,257,525)	$37	$2,163,484

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2021				Common			Accumulated
				stock	Additional		other
	Common stock		Treasury	held in	paid-in	Retained	comprehensive
	Shares	Par value	shares	treasury	capital	deficit	loss	Total
Balance as of December 31, 2020	256,354	$2,563	10,006	$(30,132)	$5,684,268	$(4,018,685)	$(479)	$1,637,535
Issuance of common stock	3,205	33	—	—	(7,654)	—	—	(7,621)
Issuance of common stock upon vesting of PSUs	13	—	—	—	148	(148)	—	—
Stock-based compensation expense	—	—	—	—	6,713	—	—	6,713
Treasury stock	—	—	—	47	(47)	—	—	—
Other comprehensive income	—	—	—	—	—	—	70	70
Net income	—	—	—	—	—	27,151	—	27,151
Balance as of March 31, 2021	259,572	2,596	10,006	(30,085)	5,683,428	(3,991,682)	(409)	1,663,848
Issuance of common stock	206	2	—	—	9,289	—	—	9,291
Issuance of common stock upon vesting of PSUs	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,523	—	—	6,523
Treasury stock	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	(156,472)	—	(156,472)
Balance as of June 30, 2021	259,778	2,598	10,006	(30,085)	5,699,240	(4,148,154)	(338)	1,523,261
Issuance of common stock	9	—	—	—	754	—	—	754
Stock-based compensation expense	—	—	—	—	7,466	—	—	7,466
Treasury stock	—	—	(3)	78	(78)	—	—	—
Other comprehensive income	—	—	—	—	—	—	70	70
Net loss	—	—	—	—	—	(350,267)	—	(350,267)
Balance as of September 30, 2021	259,787	$2,598	10,003	$(30,007)	$5,707,382	$(4,498,421)	$(268)	$1,181,284

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on February 22, 2022. The results of operations for third quarter and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

No accounting standards were adopted in third quarter or nine months ended September 30, 2022 that had a material impact on our consolidated financial statements.

(4) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and condensate sales (referred to below as oil sales). Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Accounts receivable attributable to our revenue contracts with customers was $624.5 million at September 30, 2022 and $460.2 million at December 31, 2021. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Natural gas sales	$1,053,863	$494,917	$2,593,540	$1,152,283
NGLs sales	325,989	309,232	1,039,057	795,173
Oil sales	55,300	45,156	191,798	127,051
Total natural gas, NGLs and oil sales	1,435,152	849,305	3,824,395	2,074,507
Sales of purchased natural gas	130,466	101,095	317,896	231,335
Sales of purchased NGLs	(6)	2,764	2,274	3,912
Other marketing revenue (1)	2,641	1,695	8,546	13,421
Total	$1,568,253	$954,859	$4,153,111	$2,323,175

(1) The nine months ended September 30, 2021 includes $8.8 million received as part of a capacity release agreement.

(5) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. The effective income tax rate is influenced by a variety of factors including geographic sources and relative magnitude of these sources of income. Income taxes for discrete items are computed and recorded in the period that a specific transaction occurs. For three months and nine months ended September 30, 2022 and 2021, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes, equity compensation, valuation allowances and other tax items. Current income taxes reflect estimated state income taxes due for 2022 which is based on our estimated earnings, taking into account state tax rates and laws regarding NOL limitations. We continue to evaluate the realizability of federal and state deferred tax assets and based upon significant increases in commodity prices and other positive evidence, we released a portion of our federal and state valuation allowances in first nine months 2022. On July 12, 2022, the Commonwealth of Pennsylvania enacted legislation to reduce the corporate income tax rate from 9.99% to 8.99% in 2023 and continue to reduce that rate by 0.5% per year beginning in 2024 and declining to 4.99% in 2031 and thereafter. We have evaluated the impact of this new corporate income tax rate and in third quarter 2022, we recorded a $20.7 million tax benefit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss), as reported	$373,087	$(350,267)	$369,134	$(479,588)
Participating earnings (a)	(8,667)	—	(9,183)	—
Basic net income (loss) attributed to common shareholders	364,420	(350,267)	359,951	(479,588)
Reallocation of participating earnings (a)	172	—	188	—
Diluted net income (loss) attributed to common shareholders	$364,592	$(350,267)	$360,139	$(479,588)
Net income (loss) per common share:
Basic	$1.52	$(1.44)	$1.48	$(1.98)
Diluted	$1.49	$(1.44)	$1.45	$(1.98)

(a)

Restricted Stock Awards represent participating securities because they participate in nonforfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding – basic	239,768	243,311	242,850	242,692
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	5,255	—	5,510	—
Weighted average common shares outstanding – diluted	245,023	243,311	248,360	242,692

Weighted average common shares outstanding-basic for third quarter 2022 excludes 5.7 million shares of restricted stock held in our deferred compensation plan compared to 6.5 million shares in third quarter 2021 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding-basic for first nine months 2022 excludes 6.2 million shares of restricted stock compared to 6.6 million for first nine months 2021. For the three months ended September 30, 2022, equity grants of 2,000 shares and for the first nine months 2022, 3,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computations. Due to our net loss for third quarter 2021 and first nine months 2021, we excluded all equity grants from the computation of net loss per share because the effect would have been anti-dilutive to the computations.

(7) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	September 30, 2022	December 31, 2021
	(in thousands)
Natural gas properties:
Properties subject to depletion	$9,703,868	$9,338,236
Unproved properties	844,186	837,334
Total	10,548,054	10,175,570
Accumulated depletion and depreciation	(4,676,454)	(4,420,914)
Net capitalized costs	$5,871,600	$5,754,656

(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below. No interest was capitalized during nine months ended September 30, 2022 or the year ended December 31, 2021 (in thousands).

	September 30, 2022	December 31, 2021
Bank debt	$—	$—
Senior notes:
4.75% senior notes due 2030	500,000	—
4.875% senior notes due 2025	750,000	750,000
5.00% senior notes due 2022	—	169,589
5.00% senior notes due 2023	528,585	532,335
5.875% senior notes due 2022	—	48,528
8.25% senior notes due 2029	600,000	600,000
9.25% senior notes due 2026	—	850,000
Total senior notes	2,378,585	2,950,452
Unamortized premium	38	188
Unamortized debt issuance costs	(18,799)	(24,853)
Total debt net of debt issuance costs	2,359,824	2,925,787
Less current maturities of long-term debt	(528,149)	(218,017)
Total long-term debt	$1,831,675	$2,707,770

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to periodic redeterminations and for event-driven unscheduled redeterminations. As of September 30, 2022, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to

2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans. The weighted average interest rate was 5.7% for third quarter 2022 compared to 2.0% for third quarter 2021. The weighted average interest rate was 3.7% for first nine months 2022 compared to 2.1% for first nine months 2021. A commitment fee is paid on the undrawn balance based on an annual rate of 0.30% to 0.375%. At September 30, 2022, the commitment fee was 0.30% and the interest rate margin was 1.75% on our SOFR loans and 0.75% on our ABR loans.

As part of our redetermination completed September 2022, our borrowing base was reaffirmed for $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On September 30, 2022, we had no outstanding borrowings on our bank credit facility. Additionally, we had $330.5 million of undrawn letters of credit, leaving $1.2 billion of committed borrowing capacity available under the facility.

New Senior Notes

In January 2022, we issued $500.0 million aggregate principal amount of 4.75% senior notes due 2030 (the "4.75% Notes") for net proceeds of $492.5 million after underwriting expenses and commissions of $7.5 million. The 4.75% Notes, issued at par, were offered to qualified institutional buyers and to non-U.S. persons outside the United States in compliance with Rule 144A (for life) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Interest due on the 4.75% Notes is payable semi-annually in February and August and is unconditionally guaranteed on a senior unsecured basis by all of our subsidiary guarantors. On or after February 1, 2027, we may redeem the 4.75% Notes, in whole or in part and from time to time, at 100% of the principal amounts plus accrued and unpaid interest. We may redeem the notes prior to their maturity at redemption prices based on a premium, plus accrued and unpaid interest as described in the indenture governing the 4.75% Notes. Upon occurrence of certain changes in control, we must offer to repurchase the 4.75% Notes. The 4.75% Notes are unsecured and are subordinated to all of our existing and future secured debt, rank equally with all of our existing and future unsecured debt and rank senior to all of our existing and future subordinated debt. On the closing of the issuance of the 4.75% Notes, we used the proceeds, along with cash on hand and our bank credit facility, to redeem $850.0 million of our 9.25% senior notes due 2026.

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

Senior Note Redemption

If we experience a change of control, noteholders may require us to repurchase all or a portion of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any. During second quarter 2022, we retired our 5.00% senior notes due 2022 and our 5.875% senior notes due 2022 on their maturity date. We currently intend to retire our outstanding long-term debt as it matures, is callable or when market conditions are favorable to repurchase in the open market. In September 2022, we purchased in the open market $3.8 million aggregate principal amount of our 5.00% senior notes due 2023 with no gain or loss recognized.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. We are required to maintain a maximum consolidated debt to EBITDAX ratio (as defined in the bank credit facility agreement) of 3.75x and a minimum current ratio (as defined in the bank credit facility agreement) of 1.0x. We were in compliance with applicable covenants under the bank credit facility at September 30, 2022.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Beginning of period	$95,836	$79,822
Liabilities incurred	2,926	73
Liabilities settled	(8,887)	(8,197)
Accretion expense	5,190	5,511
Change in estimate	464	18,627
End of period	95,529	95,836
Less current portion	(5,310)	(5,310)
Long-term asset retirement obligations	$90,219	$90,526

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(10) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars or three-way collars to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and investment plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (NYMEX) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net loss of $816.0 million at September 30, 2022. These contracts expire monthly through December 2024. The following table sets forth our commodity-based derivative volumes by year as of September 30, 2022, excluding our basis swaps and divestiture contingent consideration which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas
2022	Swaps	490,000 Mmbtu/day	$3.08
2022	Collars	174,783 Mmbtu/day			$4.02	$4.74
2022	Three-way Collars	293,261 Mmbtu/day		$2.91	$3.63	$4.65
2023	Swaps	360,000 Mmbtu/day	$3.35
2023	Collars	275,589 Mmbtu/day			$3.59	$4.77
2023	Three-way Collars	149,863 Mmbtu/day		$2.28	$3.30	$4.28
2024	Collars	469,235 Mmbtu/day			$3.55	$5.51

Crude Oil
2022	Swaps	6,500 bbls/day	$62.20
2023	Swaps	5,123 bbls/day	$71.39
January-September 2024	Collars	832 bbls/day			$80.00	$90.12

NGLs (C2-Ethane)
October 2022	Swaps	4,000 bbls/day	$0.64/gallon

NGLs (C5-Natural Gasoline)
2022	Swaps	1,500 bbls/day	$1.98/gallon
2022	Collars	2,000 bbls/day			$1.89/gallon	$2.02/gallon

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps and collars described above, at September 30, 2022, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through December 2025 and include a total volume of 232,425,000 Mmbtu. The fair value of these contracts was a gain of $23.8 million at September 30, 2022.

Divestiture Contingent Consideration

In addition to the derivatives described above, our right to receive contingent consideration in conjunction with the sale of our North Louisiana assets was determined to be a derivative financial instrument that is not designated as a hedging instrument. The remaining contingent consideration of up to $45.5 million is based on future achievement of natural gas and oil prices based on published indexes and realized NGLs prices of the buyer for the years 2022 and 2023. All changes in the fair value are recognized as a gain or loss in earnings in the period they occur in derivative fair value income or loss in our consolidated statements of operations. For first nine months 2022, this fair value has increased $7.8 million for a fair value of $34.4 million as of September 30, 2022.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		September 30, 2022
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–collars	$11,527	$(11,527)	$—
	–three-way collars	702	(702)	—
	–basis swaps	44,708	(33,551)	11,157
Crude oil	–swaps	1,060	(1,060)	—
	–collars	3,123	(2,514)	609
NGLs	–C2 ethane swaps	1,208	(1,208)	—
	–C5 natural gasoline swaps	2,501	—	2,501
	–C5 natural gasoline collars	2,686	(591)	2,095
Divestiture contingent consideration		34,410	—	34,410
		$101,925	$(51,153)	$50,772

		September 30, 2022
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(432,143)	$—	$(432,143)
	–collars	(236,803)	11,527	(225,276)
	–three-way collars	(157,775)	702	(157,073)
	–basis swaps	(20,930)	33,551	12,621
Crude oil	–swaps	(12,082)	1,060	(11,022)
	–collars	—	2,514	2,514
NGLs	–C2 ethane swaps	—	1,208	1,208
	–C5 natural gasoline collars	—	591	591
		$(859,733)	$51,153	$(808,580)

		December 31, 2021
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$22,491	$(18,111)	$4,380
	–collars	12,378	(8,600)	3,778
	–three-way collars	12,234	(8,449)	3,785
	–basis swaps	18,092	(10,487)	7,605
Crude oil	–swaps	368	(2,153)	(1,785)
NGLs	–C3 propane spread	4,153	(4,153)	—
	–C5 natural gasoline swaps	266	(363)	(97)
	–C5 natural gasoline collars	221	(221)	—
Freight	–swaps	114	(81)	33
Divestiture contingent consideration		26,640	—	26,640
		$96,957	$(52,618)	$44,339

		December 31, 2021
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(121,759)	$18,111	$(103,648)
	–swaptions	(11,149)	—	(11,149)
	–collars	(16,579)	8,600	(7,979)
	–three-way collars	(37,166)	8,449	(28,717)
	–calls	(61)	—	(61)
	–basis swaps	(2,064)	10,487	8,423
Crude oil	–swaps	(27,252)	2,153	(25,099)
NGLs	–C3 propane spread	(4,030)	4,153	123
	–C5 natural gasoline swaps	(2,048)	363	(1,685)
	–C5 natural gasoline collars	(1,493)	221	(1,272)
Freight	–swaps	—	81	81
		$(223,601)	$52,618	$(170,983)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commodity swaps	$(241,437)	$(332,855)	$(890,741)	$(558,186)
Swaptions	26,003	(33,718)	11,149	(50,329)
Three-way collars	(117,151)	(173,344)	(324,583)	(226,176)
Collars	(161,739)	(106,340)	(477,284)	(158,562)
Calls	—	(10,018)	(1,363)	(10,793)
Basis swaps	36,966	(8,469)	38,398	11,054
Freight swaps	—	(346)	(33)	(1,050)
Divestiture contingent consideration	(350)	12,870	7,770	34,260
Total	$(457,708)	$(652,220)	$(1,636,687)	$(959,782)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2022 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2022
Trading securities held in the deferred compensation plans		$52,355	$—	$—	$52,355

Commodity price derivatives	–swaps	—	(439,456)	—	(439,456)
	–collars	—	(222,153)	2,686	(219,467)
	–three-way collars	—	(157,073)	—	(157,073)
	–basis swaps	—	23,778	—	23,778
Divestiture contingent consideration		—	34,410	—	34,410

		Fair Value Measurements at December 31, 2021 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2021
Trading securities held in the deferred compensation plans		$69,606	$—	$—	$69,606

Commodity price derivatives	–swaps	—	(127,934)	—	(127,934)
	–calls	—	(61)	—	(61)
	–collars	—	(4,201)	(1,272)	(5,473)
	–three-way collars	—	(24,932)	—	(24,932)
	–basis swaps	—	16,151	—	16,151
	–swaptions	—	—	(11,149)	(11,149)
Derivatives	–freight swaps	—	114	—	114
Divesture contingent consideration		—	26,640	—	26,640

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. As of September 30, 2022, a portion of our natural gas and oil derivative instruments are NGLs collars. Derivatives in Level 3 are also measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. However, the subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement of our derivatives in Level 3 and is considered a significant unobservable input. We have utilized a range of implied volatilities from 55% to 61% for our NGLs collars with a weighted average implied volatility of 57%. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

As of September 30, 2022
Balance at December 31, 2021	$(12,420)
Total losses:
Included in earnings	—
Additions	2,686
Settlements	1,272
Transfers out of Level 3	11,148
Balance at September 30, 2022	$2,686

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

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to- market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For third quarter 2022, interest and dividends were $318,000 and the mark-to-market adjustment was a loss of $2.6 million compared to interest and dividends of $314,000 and a mark-to-market loss of $1.2 million in third quarter 2021. For first nine months 2022, interest and dividends were $609,000 and the mark-to-market adjustment was a loss of $16.6 million compared to interest and dividends of $541,000 and mark-to-market adjustment of a gain of $3.1 million in first nine months 2021.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars and basis swaps	$16,362	$16,362	$17,699	$17,699
Divestiture contingent consideration	34,410	34,410	26,640	26,640
Marketable securities (a)	52,355	52,355	69,606	69,606
(Liabilities):
Commodity swaps, collars and basis swaps	(808,580)	(808,580)	(170,983)	(170,983)
Bank credit facility (b)	—	—	—	—
5.00% senior notes due 2022 (b)	—	—	(169,589)	(171,488)
5.875% senior notes due 2022 (b)	—	—	(48,528)	(48,955)
5.00% senior notes due 2023 (b)	(528,585)	(526,814)	(532,335)	(543,471)
4.875% senior notes due 2025 (b)	(750,000)	(707,010)	(750,000)	(776,153)
9.25% senior notes due 2026 (b)	—	—	(850,000)	(916,929)
8.25% senior notes due 2029 (b)	(600,000)	(608,514)	(600,000)	(669,648)
4.75% senior notes due 2030 (b)	(500,000)	(433,600)	—	—
Deferred compensation plan (c)	(178,813)	(178,813)	(165,395)	(165,395)

(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)	The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes is based on end of period market quotes which are Level 2 inputs.
(c)	The fair value of our deferred compensation plan is updated to the closing price on the balance sheet date which is a Level 1 input.

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

Concentrations of Credit Risk

As of September 30, 2022, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate assurances are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $564,000 at September 30, 2022 and $568,000 at December 31, 2021. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At September 30, 2022, our derivative counterparties include fifteen financial institutions, of which all but five are secured lenders in our bank credit facility. At September 30, 2022, our net derivative liability includes a net receivable of $15.6 million from four of these counterparties that are not participants in our bank credit facility and an aggregate net payable of $697,000 to one of these counterparties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct operating expense	$372	$319	$1,083	$986
Brokered natural gas and marketing expense	663	446	1,868	1,339
Exploration expense	393	368	1,163	1,116
General and administrative expense	10,402	9,845	32,245	28,632
Total stock-based compensation expense	$11,830	$10,978	$36,359	$32,073

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

Each unit granted represents one share of our common stock. These units are settled in stock and the amount of the payout is based on the vesting percentage, which can range from zero to 200% and (1) the internal performance achieved, which is determined by the Compensation Committee and (2) for our TSR Awards, the value of our common stock on the vesting date compared to our peers. Dividend equivalents accrue during the performance period and are paid in stock at the end of the performance period. The performance period is for three years. Prior to 2021, the performance period for the internal performance metrics was based on annual performance targets earned over a three-year period.

Restricted Stock – Equity Awards

In first nine months 2022, we granted 1.4 million restricted stock Equity Awards to employees at an average grant date fair value of $18.59 which generally vest over a three-year period compared to 2.3 million at an average grant date fair value of $10.20 in first nine months 2021. We recorded compensation expense for these outstanding awards of $15.9 million in first nine months 2022 compared to $15.0 million in the same period of 2021. Restricted stock Equity Awards are not issued to employees until such time as they are vested. Employees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first nine months 2022, we granted 603,000 shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $20.43 which generally vest at the end of a three-year period and 47,000 shares were granted to non-employee directors at an average price of $27.52 with vesting at the end of one year. In first nine months 2021, we granted 1.2 million shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $9.30 with vesting generally at the end of a three-year period and 102,000 shares were granted to non-employee directors at an average price of $12.49 with vesting at the end of one year. We recorded compensation expense for these Liability Awards of $10.3 million in first nine months 2022 compared to $8.4 million in first nine months 2021. The majority of these awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below). The following is a summary of the status of our non-vested restricted stock outstanding at September 30, 2022:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,674,777	$7.39	796,629	$6.49
Granted	1,392,660	18.59	649,739	20.94
Vested	(1,724,828)	8.89	(812,203)	12.13
Forfeited	(59,912)	10.29	—	—
Outstanding at September 30, 2022	2,282,697	$13.01	634,165	$14.08

Stock-Based Performance Units

Internal Performance Metric Awards. These awards vest at the end of the three-year performance period. The performance metrics are set by the Compensation Committee. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. See additional information above for shares granted in first nine months 2021 and 2022. The following is a summary of our non-vested internal performance awards outstanding at September 30, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,095,355	$7.80
Units granted (a)	153,089	20.38
Vested and issued (b)	(243,482)	9.64
Forfeited	—	—
Outstanding at September 30, 2022	1,004,962	$9.27

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

We recorded compensation expense for these awards of $5.3 million in first nine months 2022 compared to expense of $3.8 million in first nine months 2021.

TSR Awards. TSR-PSUs granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR-PSUs is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of TSR-PSUs granted during first nine months 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.4%	0.2%
Expected annual volatility	68%	75%
Grant date fair value per unit	$27.90	$12.58

The following is a summary of our non-vested TSR-PSUs award activities:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,147,994	$7.60
Units granted (a)	111,828	27.90
Vested and issued (b)	(314,152)	11.34
Forfeited	—	—
Outstanding at September 30, 2022	945,670	$8.76

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

We recorded TSR-PSUs compensation expense of $2.3 million in first nine months 2022 compared to $1.9 million in the same period of 2021. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests over three years. In early 2021, vesting for the matching contribution was changed to a three-year cliff vesting schedule. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market loss of $5.8 million in third quarter 2022 compared to a mark-to-market loss of $34.3 million in third quarter 2021. We recorded mark-to-market loss of $59.9 million in first nine months 2022 compared to mark-to-market loss of $89.6 million in first nine months 2021. The Rabbi Trust held 5.7 million shares (5.1 million of which were vested) of Range stock at September 30, 2022 compared to 6.2 million shares (5.4 million of which were vested) at December 31, 2021.

(13) EXIT AND TERMINATION COSTS

Exit Costs

In third quarter 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first nine months 2022, we recorded accretion expense of $33.0 million compared to $36.6 million in the same period of the prior year. In second quarter 2022, we recorded a net adjustment of $24.8 million to increase this obligation for a change in our forecasted drilling plans of the buyer along with adjusting the difference between estimated and actual payments. In second quarter 2021, we recorded a net favorable adjustment of $28.2 million to reduce this obligation due to a reduction of certain contractual payments compared to those originally estimated along with a change in our forecasted drilling plans of the buyer. The estimated discounted divestiture contract obligation was $401.2 million at September 30, 2022.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. The estimated remaining discounted obligation for these transportation capacity releases as of September 30, 2022 was $5.7 million.

Termination Costs

The following summarizes our exit and termination costs for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance costs	$—	$—	$—	$509
Transportation contract capacity releases (including accretion of discount)	135	186	458	580
Divestiture contract obligation (including accretion of discount)	10,930	11,603	57,791	8,468
	$11,065	$11,789	$58,249	$9,557

The following details the accrued exit and termination cost liability activity for the nine months ended September 30, 2022 (in thousands):

	Exit Costs (1)	Termination Costs
Balance at December 31, 2021	$423,742	$10
Accretion of discount	33,472	—
Changes in estimate	24,776	—
Payments	(75,103)	(10)
Balance at September 30, 2022	$406,887	$—

(1)	Includes the divestiture contract obligation and the transportation contract capacity release obligation.

(14) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2021:

	Nine months Ended September 30, 2022	Year Ended December 31, 2021
Beginning balance	249,792,908	246,348,092
Restricted stock grants	670,728	1,293,892
Restricted stock units vested	1,827,625	1,493,341
Performance stock units issued	590,940	640,468
Performance stock dividends	1,843	13,966
Treasury shares	(10,600,389)	3,149
Ending balance	242,283,655	249,792,908

Subsequent to third quarter 2022, we purchased approximately $17.3 million shares of our common stock through October 21, 2022.

Stock Repurchase Program

In 2019, the board of directors approved a stock purchase program to acquire up to $100.0 million of our outstanding common stock. In early 2022, our board authorized an additional repurchase of up to $430.0 million of our outstanding common stock for an aggregate available amount at that time of $500.0 million. On October 21, 2022, our board of directors authorized an additional repurchase of up to $1.0 billion for common stock repurchases. Under this program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. In first nine months 2022, we repurchased 10,810,000 shares at an aggregate cost of $313.9 million, including repurchases of $5.1 million (208,500 shares) that were purchased in September 2022 and settled in October 2022. The following is a schedule of the change in treasury shares for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning balance	15,101,535	10,002,646
Rabbi trust shares distributed/sold	—	(1,111)
Shares repurchased	5,710,000	10,810,000
Ending balance	20,811,535	20,811,535

(15) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$(19,735)	$(2,661)
Interest paid	(165,774)	(175,195)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	3,389	2,879
Increase (decrease) in accrued capital expenditures	4,538	(11,373)

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of September 30, 2022, liabilities for remediation were not material. We are not aware of any environmental claims existing as of September 30, 2022 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Transportation, Gathering and Processing Contracts

During second quarter 2022, we entered into an extension of certain long-term gathering agreements that is contingent on the completion of certain construction by the gathering company which is expected to be completed in 2024. Our commitments would increase by a total of approximately $800.0 million upon completion of the construction.

Lease Commitments

During third quarter 2022, we extended a lease for a fleet used in our operations through the end of 2023. As of September 30, 2022, there is a remaining obligation of $60.0 million under this operating lease.

(17) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(in thousands)
Acquisitions:
Acreage purchases	$19,843	$21,942
Development	360,748	381,753
Exploration:
Drilling	—	6,329
Expense	18,540	22,048
Stock-based compensation expense	1,163	1,507
Gas gathering facilities:
Development	847	3,402
Subtotal	401,141	436,981
Asset retirement obligations	3,389	18,634
Total costs incurred	$404,530	$455,615

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

Market Conditions

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGLs and oil benchmarks increased in third quarter 2022 when compared to the same period of 2021 and also increased in first nine months 2022 when compared to the same period of 2021. As a result, we experienced a significant increase in price realizations. As we continue to monitor the impact of the actions of OPEC and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and gas and the uncertainty associated with recovering oil demand, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy, we expect prices for some or all of the commodities we produce to remain volatile. NYMEX natural gas futures have shown strong improvements based on market expectations that associated gas-related activity in oil basins and dry gas basin activity will show modest rates of growth compared with the past due to infrastructure constraints, capital discipline and core inventory exhaustion. In addition, the global energy crisis further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for U.S. LNG exports, domestic industrial gas demand and power generation. Other factors such as the pace and extent of tightening global monetary policy and the effectiveness of responses to combat the COVID-19 virus may impact the recovery of world economic growth and the demand for oil, natural gas and NGLs. In addition, in response to continued supply chain disruptions attributable to the virus, the Russia-Ukraine conflict and global monetary policies over the last few years, cost inflation is occurring. Specifically, our 2022 capital program is primarily being impacted by inflation in steel, fuel and labor, among other items. We continue to assess and monitor the impact and consequences of these factors on our operations.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$8.19	$4.01	$6.77	$3.19
Oil (per bbl)	91.55	70.42	98.47	64.70
Mont Belvieu NGLs composite (per gallon) (b)	0.90	0.82	0.97	0.69

(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange.
(b)	Based on our estimated NGLs product composition per barrel.

Our price realizations (not including the impact of our derivatives) may differ from these benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of Third Quarter 2022 Results

During third quarter 2022, we recognized net income of $373.1 million, or $1.49 per diluted common share compared to a loss of $350.3 million, or $1.44 per diluted common share during third quarter 2021. The higher net income in third quarter 2022 compared to third quarter 2021 reflects the impact of significantly higher commodity prices on both our natural gas, NGLs and oil sales and on our reported derivative fair value loss. See page 32 for more information on our derivative fair value loss.

For third quarter 2022, we experienced a significant increase in revenue from the sale of natural gas, NGLs and oil due to a 65% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) when compared to the same quarter of 2021. Daily production averaged 2.1 Bcfe in both the third quarter 2022 and 2021.

Our third quarter 2022 financial and operating performance included the following results:

•
cash flow from operating activities increased $329.1 million from third quarter 2021;
•
paid $19.5 million of dividends, or $0.08 per share;
•
repurchased $176.0 million of our common stock;
•
enhanced liquidity with the accumulation of cash totaling $157.1 million;
•
revenue from the sale of natural gas, NGLs and oil increased 69% from the same period of 2021 with a 69% increase in average realized prices (before cash settlements on our derivatives);
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 41% from the same period of 2021;
•
direct operating expense per mcfe was $0.11 in third quarter 2022 compared to $0.10 in the same period of 2021 due to higher contract labor, water handling/hauling and service costs partially offset by lower workover costs;
•
general and administrative expense per mcfe decreased 16% from same quarter 2021 primarily due to lower legal expenses, including legal settlements; and
•
reduced depletion, depreciation and amortization (“DD&A”) rate per mcfe by 2% from the same period of 2021.

Our cash flow from operating activities in third quarter 2022 was $521.0 million, an increase of $329.1 million from third quarter 2021 with significantly higher realized prices when compared to third quarter 2021 and a favorable impact from the change in negative working capital.

Overview of First Nine Months 2022 Results

During first nine months 2022, we recognized a net income of $369.1 million, or $1.45 per diluted common share compared to a net loss of $479.6 million, or $1.98 per diluted common share during first nine months 2021. The improvement in our net income for first nine months 2022 compared to 2021 reflects the impact of significantly higher commodity prices on both our natural gas, NGLs and oil sales and on our reported derivative fair value loss. Given the significant increase in commodity prices, our derivative fair value loss, which includes the non-cash fair value adjustment related to our derivatives, was $1.6 billion in the first nine months 2022 compared to $959.8 million in the first nine months of the prior year. For additional information on our derivative fair value loss, see page 32.

For first nine months 2022, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 91% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) somewhat offset by slightly lower production volumes, a loss on extinguishment of debt and higher exit costs when compared to the same period of 2021. Daily production averaged 2.1 Bcfe in both the first nine months 2022 and 2021.

Our first nine months 2022 financial and operating performance included the following results:

•
reduced total debt by $571.9 million with cash on hand and operating cash flows;
•
realized a significant improvement in our debt metrics from year-end 2021;
•
paid $19.5 million of dividends;
•
repurchased $308.9 million of our common stock;
•
reduced future interest expense through debt reduction combined with refinancing a portion of 9.25% senior notes due 2026 with 4.75% senior notes due 2030;
•
cash flow from operating activities increased $776.8 million from first nine months 2021;
•
revenue from the sale of natural gas, NGLs and oil increased 84% from the same period of 2021 with a 85% increase in average realized prices (before cash settlements on our derivatives) partially offset by slightly lower production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 54% from the same period of 2021;
•
direct operating expense per mcfe was $0.11 in first nine months 2022 compared to $0.10 in the same period of 2021 due to higher contract labor and higher service and water handling/hauling costs partially offset by lower workover costs;
•
general and administrative expense per mcfe for the first nine months 2022 was the same compared to the same period of 2021; and
•
reduced DD&A rate per mcfe by 2% from the same period of 2021.

Our cash flow from operating activities in first nine months 2022 was $1.3 billion, an increase of $776.8 million from same period of 2021 with significantly higher realized prices when compared to same period of 2021 partially offset by slightly lower production volumes and higher negative working capital due to higher commodity prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In third quarter 2022, natural gas, NGLs and oil sales increased 69% compared to third quarter 2021 with a 69% increase in average realized prices (before cash settlements on our derivatives). In first nine months 2022, natural gas, NGLs and oil sales increased 84% compared to first nine months 2021 with an 85% increase in average realized prices partially offset by a 1% reduction in production volumes. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Natural gas, NGLs and oil sales
Natural gas	$1,053,863	$494,917	$558,946	113%	$2,593,540	$1,152,283	$1,441,257	125%
NGLs	325,989	309,232	16,757	5%	1,039,057	795,173	243,884	31%
Oil	55,300	45,156	10,144	22%	191,798	127,051	64,747	51%
Total natural gas, NGLs and oil sales	$1,435,152	$849,305	$585,847	69%	$3,824,395	$2,074,507	$1,749,888	84%

Our production is determined by drilling success which offsets the natural decline of our natural gas and oil reserves through production. Our production for the three and nine months ended September 30, 2022 and 2021 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Production (a)
Natural gas (mcf)	136,862,857	137,713,717	(850,860)	(1)%	399,834,208	399,929,389	(95,181)	—%
NGLs (bbls)	9,235,626	9,080,902	154,724	2%	26,473,922	26,977,257	(503,335)	(2)%
Crude oil (bbls)	653,000	710,914	(57,914)	(8)%	2,099,630	2,245,972	(146,342)	(7)%
Total (mcfe) (b)	196,194,613	196,464,613	(270,000)	—%	571,275,520	575,268,763	(3,993,243)	(1)%

Average daily production (a)
Natural gas (mcf)	1,487,640	1,496,888	(9,248)	(1)%	1,464,594	1,464,943	(349)	—%
NGLs (bbls)	100,387	98,705	1,682	2%	96,974	98,818	(1,844)	(2)%
Crude oil (bbls)	7,098	7,727	(629)	(8)%	7,691	8,227	(536)	(7)%
Total (mcfe) (b)	2,132,550	2,135,485	(2,935)	—%	2,092,584	2,107,212	(14,628)	(1)%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during third quarter 2022 was $3.30 per mcfe compared to $2.00 per mcfe in third quarter 2021. Our average realized price received (including all derivative settlements and third party transportation costs) during first nine months 2022 was $3.27 per mcfe compared to $1.71 per mcfe in first nine months 2021. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three and nine months ended September 30, 2022 and 2021 are shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$7.70	$3.59	$4.11	114%	$6.49	$2.88	$3.61	125%
NGLs (per bbl)	35.30	34.05	1.25	4%	39.25	29.48	9.77	33%
Crude oil and condensate (per bbl)	84.69	63.52	21.17	33%	91.35	56.57	34.78	61%
Total (per mcfe) (a)	7.31	4.32	2.99	69%	6.69	3.61	3.08	85%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$4.41	$2.69	$1.72	64%	$4.19	$2.55	$1.64	64%
NGLs (per bbl)	35.75	31.17	4.58	15%	38.54	26.59	11.95	45%
Crude oil and condensate (per bbl)	55.42	50.32	5.10	10%	57.85	43.89	13.96	32%
Total (per mcfe) (a)	4.95	3.51	1.44	41%	4.93	3.19	1.74	55%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$3.13	$1.49	$1.64	110%	$2.91	$1.33	$1.58	119%
NGLs (per bbl)	19.86	16.83	3.03	18%	22.11	13.00	9.11	70%
Crude oil and condensate (per bbl)	55.41	49.72	5.69	11%	57.85	43.50	14.35	33%
Total (per mcfe) (a)	3.30	2.00	1.30	65%	3.27	1.71	1.56	91%

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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average natural gas differentials below NYMEX	$(0.49)	$(0.42)	$(0.28)	$(0.31)
Realized gains on basis hedging	$0.11	$0.06	$0.08	$0.02

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
Natural gas
Price (per mcf)	$3.59	$4.11	$—	$7.70	$2.88	$3.61	$—	$6.49
Production (Mmcf)	137,714	—	(851)	136,863	399,929	—	(95)	399,834
Natural gas sales	$494,917	$562,004	$(3,058)	$1,053,863	$1,152,283	$1,441,531	$(274)	$2,593,540

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
NGLs
Price (per bbl)	$34.05	$1.25	$—	$35.30	$29.48	$9.77	$—	$39.25
Production (Mbbls)	9,081	—	155	9,236	26,977	—	(503)	26,474
NGLs sales	$309,232	$11,488	$5,269	$325,989	$795,173	$258,720	$(14,836)	$1,039,057

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
Crude oil
Price (per bbl)	$63.52	$21.17	$—	$84.69	$56.57	$34.78	$—	$91.35
Production (Mbbls)	711	—	(58)	653	2,246	—	(146)	2,100
Crude oil sales	$45,156	$13,822	$(3,678)	$55,300	$127,051	$73,025	$(8,278)	$191,798

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	Price Variance	Volume Variance	2022	2021	Price Variance	Volume Variance	2022
Consolidated
Price (per mcfe)	$4.32	$2.99	$—	$7.31	$3.61	$3.08	$—	$6.69
Production (Mmcfe)	196,465	—	(270)	196,195	575,269	—	(3,994)	571,275
Total natural gas, NGLs and oil sales	$849,305	$587,014	$(1,167)	$1,435,152	$2,074,507	$1,764,288	$(14,400)	$3,824,395

Transportation, gathering, processing and compression expense was $323.0 million in third quarter 2022 compared to $296.5 million in third quarter 2021. These third-party costs are higher in third quarter 2022 when compared to third quarter 2021 due to higher fuel prices, higher electricity costs and the impact of higher NGLs prices which result in higher processing costs.

Transportation, gathering, processing and compression expense was $948.7 million in first nine months 2022 compared to $853.7 million in the same period of the prior year. These third-party costs are higher in first nine months 2022 when compared to the same period of 2021 due to the impact of higher NGLs prices which results in higher processing costs along with higher electricity and fuel costs. In addition, second quarter 2022 included a one-time adjustment of $7.5 million that reflects a one-time settlement regarding transportation, gathering and processing charges. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and nine months ended September 30, 2022 and 2021 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Transportation, gathering, processing and compression
Natural gas	$176,324	$165,864	$10,460	6%	$513,548	$486,162	$27,386	6%
NGLs	146,695	130,221	16,474	13%	435,154	366,648	68,506	19%
Oil	—	425	(425)	(100)%	11	874	(863)	(99)%
Total	$323,019	$296,510	$26,509	9%	$948,713	$853,684	$95,029	11%

Natural gas (per mcf)	$1.29	$1.20	$0.09	8%	$1.28	$1.22	$0.06	5%
NGLs (per bbl)	$15.88	$14.34	$1.54	11%	$16.44	$13.59	$2.85	21%
Oil (per bbl)	$—	$0.60	$(0.60)	(100)%	$0.01	$0.39	$(0.38)	(97)%

Derivative fair value loss was $457.7 million in third quarter 2022 compared to a loss of $652.2 million in third quarter 2021. Derivative fair value loss was $1.6 billion in first nine months 2022 compared to a loss of $959.8 million in the same period of the prior year. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative fair value loss per consolidated statements of operations	$(457,708)	$(652,220)	$(1,636,687)	$(959,782)

Non-cash fair value gain (loss): (1)
Natural gas derivatives	$(64,126)	$(503,633)	$(667,131)	$(715,578)
Oil derivatives	62,936	(1,696)	18,985	(31,259)
NGLs derivatives	8,509	(241)	9,325	(6,910)
Freight derivatives	—	(63)	(114)	(1,130)
Divestiture contingent consideration	(350)	12,870	7,770	34,260
Total non-cash fair value gain (loss) (1)	$6,969	$(492,763)	$(631,165)	$(720,617)

Net cash (payment) receipt on derivative settlements:
Natural gas derivatives	$(449,713)	$(123,932)	$(916,518)	$(132,794)
Oil derivatives	(19,114)	(9,383)	(70,331)	(28,472)
NGLs derivatives	4,150	(26,142)	(18,673)	(77,899)
Total net cash payment	$(464,677)	$(159,457)	$(1,005,522)	$(239,165)

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

Brokered natural gas, marketing and other revenue in third quarter 2022 was $133.1 million compared to $105.6 million in third quarter 2021 which is the result of significantly higher broker sales prices somewhat offset by lower broker sales volumes (volumes not related to our production). Brokered natural gas, marketing and other revenue was $328.7 million in first nine months 2022 compared to $248.7 million in first nine months 2021 which is the result of significantly higher broker sales prices somewhat offset by lower broker sales volumes. First nine months 2021 also included $8.8 million received as part of a capacity release agreement. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Direct operating expense	$0.11	$0.10	$0.01	10%	$0.11	$0.10	$0.01	10%
Production and ad valorem tax expense	0.04	0.04	—	—%	0.04	0.04	—	—%
General and administrative expense	0.21	0.25	(0.04)	(16)%	0.22	0.22	—	—%
Interest expense	0.20	0.29	(0.09)	(31)%	0.22	0.30	(0.08)	(27)%
Depletion, depreciation and amortization expense	0.46	0.47	(0.01)	(2)%	0.46	0.47	(0.01)	(2)%

Direct operating expense was $21.3 million in third quarter 2022 compared to $20.2 million in third quarter 2021. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs increased in third quarter 2022 primarily due to higher contract labor and services and higher water handling/hauling costs partially offset by lower workover costs. Our costs for services, labor and supplies have increased due to increased demand for those items, supply chain disruptions and inflation. Our production volumes were only slightly lower in third quarter 2022 compared to the same period of the prior year. We incurred $223,000 of workover costs in third quarter 2022 compared to $896,000 in third quarter 2021. On a per mcfe basis, direct operating expense was $0.11 in third quarter 2022 compared to $0.10 in the same quarter of the prior year due to higher water handling/hauling costs.

Direct operating expense was $61.6 million in first nine months 2022 compared to $57.7 million in the same period of the prior year due to higher contract labor and higher services and water handling/hauling costs somewhat offset by lower workover costs. Our production volumes decreased 1% in first nine months 2022 compared to the same period of the prior year. We incurred $1.3 million of workover costs in first nine months 2022 compared to $3.3 million in first nine months 2021. On a per mcfe basis, direct operating costs increased 10%, from $0.10 to $0.11 with the increase due to higher water handling/handling costs and higher contract labor and services somewhat offset by lower workover costs. The following table summarizes direct operating expense per mcfe for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Direct operating
Lease operating expense	$0.11	$0.10	$0.01	10%	$0.11	$0.09	$0.02	22%
Workovers	—	—	—	—%	—	0.01	(0.01)	(100)%
Stock-based compensation	—	—	—	—%	—	—	—	—%
Total direct operating expense	$0.11	$0.10	$0.01	10%	$0.11	$0.10	$0.01	10%

Production and ad valorem taxes are paid based on market prices rather than hedged prices. This expense category is predominately comprised of the Pennsylvania impact fee. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $8.4 million in third quarter 2022 compared to $7.1 million in third quarter 2021 due to higher natural gas prices. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices. Production and ad valorem taxes includes an impact fee of $22.5 million in first nine months 2022 compared to $20.1 million in first nine months 2021 due to higher natural gas prices. The following table summarizes production and ad valorem taxes per mcfe for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Production and ad valorem taxes
Impact fee	$0.04	$0.04	$—	—%	$0.04	$0.04	$—	—%
Production and ad valorem taxes	—	—	—	—%	—	—	—	—%
Total production and ad valorem taxes	$0.04	$0.04	$—	—%	$0.04	$0.04	$—	—%

General and administrative (G&A) expense was $41.2 million in third quarter 2022 compared to $49.1 million in third quarter 2021. The third quarter 2022 decrease of $7.9 million when compared to the same period of 2021 is primarily due to lower legal expenses (including legal settlements) of $9.0 million partially offset by higher stock-based compensation and higher general office expenses. On a per mcfe basis, third quarter 2022 G&A expense was 16% lower than third quarter 2021 primarily due to lower legal expenses.

G&A expense for first nine months 2022 increased $409,000 when compared to the same period 2021 with higher stock-based compensation of $3.6 million, higher salaries and benefits of $2.1 million and higher general office expenses including technology costs offset by lower legal expenses, including legal settlements. On a per mcfe basis, first nine months 2022 G&A expense is equal to the first nine months 2021. The following table summarizes G&A expenses on a per mcfe basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
General and administrative
General and administrative	$0.16	$0.20	$(0.04)	(20)%	$0.16	$0.17	$(0.01)	(6)%
Stock-based compensation	0.05	0.05	—	—%	0.06	0.05	0.01	20%
Total general and administrative expense	$0.21	$0.25	$(0.04)	(16)%	$0.22	$0.22	$—	—%

Interest expense was $38.7 million in third quarter 2022 compared to $56.8 million in third quarter 2021. Interest expense was $127.9 million for first nine months 2022 compared to $171.0 million for first nine months 2021. The following table presents information about interest expense per mcfe for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Bank credit facility	$0.02	$0.02	$—	—%	$0.02	$0.02	$—	—%
Senior notes	0.17	0.26	(0.09)	(35)%	0.19	0.27	(0.08)	(30)%
Amortization of deferred financing costs and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total interest expense	$0.20	$0.29	$(0.09)	(31)%	$0.22	$0.30	$(0.08)	(27)%
Average debt outstanding ($000's)	$2,404,038	$3,089,472	$(685,434)	(22)%	$2,580,876	$3,141,729	$(560,853)	(18)%
Average interest rate (a)	6.2%	7.1%	(0.9)%	(13)%	6.3%	7.0%	(0.7)%	(10)%

(a)	Includes commitment fees but excludes debt issue costs and amortization of discounts and premiums.

On an absolute basis, the decrease in interest expense for third quarter 2022 from the same period of 2021 was primarily due to lower overall average outstanding debt balances and lower overall average interest rates. Average debt outstanding on the bank credit facility for third quarter 2022 was $21.9 million compared to $139.0 million in third quarter 2021 and the weighted average interest rate on the bank credit facility was 5.7% in third quarter 2022 compared to 2.0% in third quarter 2021.

On an absolute basis, the decrease in interest expense for first nine months 2022 from the same period 2021 was primarily due to lower overall outstanding debt balances and lower overall average interest rates. Average debt outstanding on the bank credit facility was $59.0 million for first nine months 2022 compared to $185.0 million for first nine months 2021 and the weighted average interest rates on the bank credit facility was 3.7% in first nine months 2022 compared to 2.1% in first nine months 2021.

Depletion, depreciation and amortization expense was $90.5 million in third quarter 2022 compared to $93.1 million in third quarter 2021. This decrease is due to a 2% decrease in depletion rates. Depletion expense, the largest component of DD&A expense, was $0.45 per mcfe in third quarter 2022 compared to $0.46 per mcfe in third quarter 2021. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs.

DD&A expense was $262.6 million in first nine months 2022 compared to $272.1 million in the same period 2021. This is due to a 2% decrease in depletion rates and a 1% decrease in production volumes. Depletion expense per mcfe was $0.45 in first nine months 2022 compared to $0.46 in the same period of 2021. The following table summarizes DD&A expense per mcfe for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
DD&A
Depletion and amortization	$0.45	$0.46	$(0.01)	(2)%	$0.45	$0.46	$(0.01)	(2)%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.46	$0.47	$(0.01)	(2)%	$0.46	$0.47	$(0.01)	(2)%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit and termination costs, deferred compensation plan expenses, loss or gain on early extinguishment of debt and gain or loss on sale of assets. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct operating expense	$372	$319	$1,083	$986
Brokered natural gas and marketing expense	663	446	1,868	1,339
Exploration expense	393	368	1,163	1,116
General and administrative expense	10,402	9,845	32,245	28,632
Total stock-based compensation	$11,830	$10,978	$36,359	$32,073

Brokered natural gas and marketing expense was $127.3 million in third quarter 2022 compared to $105.8 million in third quarter 2021 due to significantly higher commodity prices somewhat offset by lower broker purchase volumes (volumes not related to our production). Brokered natural gas marketing expense was $330.5 million in first nine months 2022 compared to $247.2 million in first nine months 2021 due to significantly higher commodity prices somewhat offset by lower broker purchased volumes. The following table details our brokered natural gas, marketing and other net margin for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Brokered natural gas and marketing
Brokered natural gas sales	$130,466	$101,095	$29,371	29%	$317,896	$231,335	$86,561	37%
Brokered NGLs sales	(6)	2,764	(2,770)	(100)%	2,274	3,912	(1,638)	(42)%
Other marketing revenue (1)	2,641	1,695	946	56%	8,546	13,421	(4,875)	(36)%
Brokered natural gas purchases (2)	(124,756)	(100,868)	(23,888)	(24)%	(320,180)	(236,498)	(83,682)	(35)%
Brokered NGLs purchases	3	(2,867)	2,870	100%	(2,326)	(3,924)	1,598	41%
Other marketing expense	(2,532)	(2,103)	(429)	(20)%	(8,011)	(6,755)	(1,256)	(19)%
Net brokered natural gas and marketing margin	$5,816	$(284)	$6,100	2,148%	$(1,801)	$1,491	$(3,292)	(221)%

(1) (2)	The nine months ended September 30, 2021 includes $8.8 million received as part of a capacity release agreement. Includes transportation costs.

Exploration expense was $7.5 million in third quarter 2022 compared to $5.9 million in third quarter 2021 due to higher delay rentals and other expense. Exploration expense was $19.7 million in first nine months 2022 compared to $16.4 million in first nine months 2021 due to higher delay rentals and other expense. The following table details our exploration expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
Exploration
Delay rentals and other	$5,925	$4,370	$1,555	36%	$14,767	$11,872	$2,895	24%
Personnel expense	1,060	1,131	(71)	(6)%	3,574	3,530	44	1%
Stock-based compensation expense	393	368	25	7%	1,163	1,116	47	4%
Seismic	120	12	108	900%	199	(71)	270	380%
Total exploration expense	$7,498	$5,881	$1,617	27%	$19,703	$16,447	$3,256	20%

Abandonment and impairment of unproved properties was $3.2 million in third quarter 2022 compared to $2.0 million in third quarter 2021. Abandonment and impairment of unproved properties was $12.3 million in first nine months 2022 compared to $7.2 million in the same period of 2021. Abandonment and impairment of unproved properties for third quarter and first nine months 2022 increased when compared to the same periods of 2021 due to higher estimated lease expirations in Pennsylvania.

Exit and termination costs was $11.1 million in third quarter 2022 compared to $11.8 million in third quarter 2021. In third quarter 2022, we recorded $11.1 million accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending until 2030 compared to accretion expense of $11.8 million in the same quarter of the prior year.

Exit and termination costs was $58.2 million in first nine months 2022 compared to $9.6 million in first nine months 2021. We recorded accretion expense of $33.5 million in first nine months 2022 compared to accretion expense of $37.2 million in the same period of 2021. The first nine months 2022 includes an unfavorable adjustment of $24.8 million to increase this obligation for a change in our forecasted drilling plans of the buyer and other adjustments compared to a favorable adjustment of $28.2 million in the same period of 2021 due to a reduction of certain contractual payments compared to those originally estimated along with a change in our forecasted drilling plans of the buyer.

Deferred compensation plan was a loss of $5.8 million in third quarter 2022 compared to a loss of $34.3 million in third quarter 2021. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $24.75 at June 30, 2022 to $25.26 at September 30, 2022. In the same period of the prior year, our stock price increased from $16.76 at June 30, 2021 to $22.63 at September 30, 2021. During first nine months 2022, deferred compensation was a loss of $59.9 million compared to a loss of $89.6 million in the same period of 2021. Our stock price increased from $17.83 at December 31, 2021 to $25.26 at September 30, 2022. In the same period of the prior year, our stock price increased from $6.70 at December 31, 2020 to $22.63 at September 30, 2021.

Loss on early extinguishment of debt was a loss of $69.2 million in first nine months 2022 compared to $98,000 in the same period of the prior year. In first quarter 2022, we announced a call for the redemption of $850.0 million of our outstanding 9.25% senior notes due 2026. The redemption price equaled 106.938% of par plus accrued and unpaid interest. We recognized a loss on early extinguishment of debt in first quarter 2022 of $69.2 million, net of transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

Income tax expense (benefit) was an expense of $59.6 million in third quarter 2022 compared to benefit of $29.7 million in third quarter 2021. Income tax expense was $46.9 million in first nine months 2022 compared to benefit of $28.3 million in the same period of 2021. The 2022 and 2021 effective tax rates were different than the statutory tax rate due to state income taxes, equity compensation, valuation allowances and other discrete tax items. In third quarter 2022, we recorded a $20.7 million tax benefit related to the reduction in the Commonwealth of Pennsylvania corporate income tax rates enacted on July 12, 2022.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. Short-term liquidity needs are satisfied by borrowings under our bank credit facility and/or cash on hand. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in future years) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices and capital requirements. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of September 30, 2022, we have entered into derivative agreements covering 94.4 Bcfe for the remainder of 2022, 297.9 Bcfe for 2023 and 173.1 Bcfe for 2024, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Sources of cash and cash equivalents
Operating activities	$1,252,089	$475,289
Disposal of assets	463	237
Issuance of senior notes	500,000	600,000
Borrowing on credit facility	813,000	1,250,000
Other	62,005	35,011
Total sources of cash and cash equivalents	$2,627,557	$2,360,537

Uses of cash and cash equivalents
Additions to natural gas properties	$(351,813)	$(311,709)
Repayment on credit facility	(813,000)	(1,922,000)
Acreage purchases	(23,968)	(20,302)
Additions to field service assets	(535)	(720)
Repayment of senior and senior subordinated notes	(1,071,867)	(63,324)
Treasury stock purchases	(308,891)	—
Dividends paid	(19,526)	—
Debt issuance costs	(16,177)	(8,799)
Other	(79,058)	(33,663)
Total uses of cash and cash equivalents	$(2,684,835)	$(2,360,517)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first nine months 2022 was $1.3 billion compared to $475.3 million in first nine months 2021. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from first nine months 2021 to first nine months 2022 reflects significantly higher realized prices partially offset by lower production volumes. As of September 30, 2022, we have hedged more than 50% of our projected total production for the remainder of 2022, with more than 55% of our projected natural gas production hedged. Net cash provided from operating activities was affected by a 1% decrease in production and working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our consolidated statements of cash flows) for first nine months 2022 were negative $277.6 million compared to a negative $143.6 million for first nine months 2021.

Issuance of senior notes in first nine months 2022 includes the issuance of $500.0 million new 4.75% senior notes due 2030.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first nine months 2022 were consistent with expectations relative to our announced 2022 capital budget. We continue to monitor inflationary pressures given the labor market, commodity prices and supply chain challenges. We currently believe our 2022 capital program will approach the high-end of our announced range of $460.0 million to $480.0 million with any increase in our 2022 capital program due to the impact of cost inflation.

Repayment of senior notes for first nine months 2022 includes the redemption of our $850.0 million aggregate principal amount 9.25% senior notes due 2026 along with the retirement of our 5.00% senior notes due 2022 and our 5.875% notes due 2022. From time to time, we may continue to repurchase our senior notes based upon prevailing market or other conditions at the time.

Treasury stock purchases for first nine months 2022 include the repurchase of 10.6 million shares as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures. As of September 30, 2022, we had cash on hand in the amount of $157.1 million and availability under our credit facility of $1.2 billion.

Sources of Cash

We expect our 2022 capital program to be funded by cash flows from operations. During the nine months ended September 30, 2022, we generated $1.3 billion of cash flows from operating activities. As of September 30, 2022, we had approximately $1.4 billion of liquidity, consisting of $1.2 billion available under our bank credit facility and $157.1 million of cash on hand. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements. In early January 2022, we issued $500.0 million aggregate principal amount of new 4.75% senior notes due 2030 and used the proceeds, cash on hand and our credit facility to fully redeem our 9.25% senior notes due 2026 in February 2022.

Although we expect cash flows and capacity under the existing credit facility to be sufficient to fund our expected 2022 capital program, we may also have the option to raise funds through new debt or equity offerings or from other sources of financing. All of our sources of liquidity can be affected by the general conditions of the broader economy, the global pandemic, force majeure events and fluctuations in commodity prices, operating costs and volumes produced, all of which affect us and our industry. We have no control over market prices for natural gas, NGLs or oil, although we may be able to influence the amount of realized revenues through the use of derivative contracts as part of our commodity price risk management.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of September 30, 2022, we had no outstanding borrowings under our bank credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We also have undrawn letters of credit of $330.5 million as of September 30, 2022. We were in compliance with the applicable covenants under the bank credit facility as of September 30, 2022.

The borrowing base is subject to regular, semi-annual redeterminations and is dependent on a number of factors but primarily the lender’s assessment of our future cash flows. Our scheduled borrowing base redetermination was completed in September 2022 with our borrowing base and commitments reaffirmed. On April 14, 2022 we entered into an amended and restated revolving bank credit facility. The new facility has a maximum facility amount of $4.0 billion, a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. The maturity of the new bank credit facility is April 14, 2027. See Note 8 for additional information.

Our daily weighted-average bank credit facility debt balance was $59.0 million for first nine months ended September 30, 2022 compared to $185.0 million for the same period of the prior year. As of April 14, 2022, borrowings under the amended and restated revolving bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans.

Uses of Cash

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas and oil properties are the primary use of our capital resources. During first nine months 2022, we funded $376.3 million of capital expenditures as reported in our consolidated statement of cash flows with operating cash flows. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our next significant long-term debt maturity is in the amount of $528.6 million due 2023 which is callable in December 2022. As part of our strategy for 2022, we will continue to focus on improving our debt metrics.

Our quarterly cash dividend was reinstated in third quarter of 2022 at a quarterly dividend rate of $0.08 per share or a $0.32 per share annual distribution. See also Cash Dividend Payments below. Details regarding the record and payment dates will be announced at such time the dividend is declared by our board of directors. In early 2022, the board of directors approved an increase to our share repurchase program, where we were authorized to repurchase an additional $430.0 million of our outstanding shares of common stock for an aggregate available at the time of $500.0 million. During the first nine months 2022, we repurchased 10.8 million shares of our common stock at an aggregate cost of $313.9 million (including 208,500 shares purchased in September and settled in October). The total remaining share repurchase authorization was approximately $186.1 million at September 30, 2022. On October 21, 2022, our board of directors approved an additional repurchase of up to $1.0 billion of our outstanding common stock for this program.

Shelf Registration

We have a universal shelf registration statement filed with the SEC under which we, as a "well-known seasoned issuer" for purposes of SEC rules, have the ability to sell an indeterminate amount of various types of debt and equity securities.

Cash Dividend Payments

On August 30, 2022, our board of directors approved a dividend of $0.08 per share payable on September 30, 2022 to stockholders of record at the close of business on September 15, 2022. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. As of September 30, 2022, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of September 30, 2022, we had a total of $330.5 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2021, there have been no material changes to our contractual obligations other than the changes to our indebtedness as discussed further in Note 8 and changes to our commitments as discussed in Note 16.

Interest Rates

At September 30, 2022, we had approximately $2.4 billion of debt outstanding which bore interest at fixed rates averaging 5.7%. We had no variable rate debt outstanding at September 30, 2022.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and regional index prices for North American natural gas production. However, natural gas and NGLs prices are becoming global commodities similar to oil. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2021 proved reserves are natural gas and 2% of proved reserves are oil and condensate. In addition, a portion of our NGLs, which are 34% of proved reserves, are also impacted by changes in oil prices. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2021 to September 30, 2022.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). Our program may also include a three-way collar which is a combination of three options. At September 30, 2022, our derivative program includes swaps, collars and three-way collars. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs, as of September 30, 2022, approximated a net unrealized pretax loss of $816.0 million. These contracts expire monthly through December 2024. At September 30, 2022, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price				Fair Market Value
			Swap	Sold Put	Floor	Ceiling
Natural Gas							(in thousands)
2022	Swaps	490,000 Mmbtu/day	$3.08				$(170,941)
2022	Collars	174,783 Mmbtu/day			$4.02	$4.74	$(40,083)
2022	Three-way Collars	293,261Mmbtu/day		$2.91	$3.63	$4.65	$(71,787)
2023	Swaps	360,000 Mmbtu/day	$3.35				$(261,202)
2023	Collars	275,589 Mmbtu/day			$3.59	$4.77	$(121,457)
2023	Three-way Collars	149,863 Mmbtu/day		$2.28	$3.30	$4.28	$(85,286)
2024	Collars	469,235Mmbtu/day			$3.55	$5.51	$(63,736)

Crude Oil
2022	Swaps	6,500 bbls/day	$62.20				$(9,533)
2023	Swaps	5,123 bbls/day	$71.39				$(1,489)
January-September 2024	Collars	832 bbls/day			$80.00	$90.12	$3,123

NLGs (C2-Ethane)
October 2022	Swaps	4,000 bbls/day	$0.64/gallon				$1,208

NGLs (C5-Natural Gasoline)
2022	Swaps	1,500 bbls/day	$1.98/gallon				$2,501
2022	Collars	2,000 bbls/day			$1.89/gallon	$2.02/gallon	$2,686

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars and three-way collars discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $23.8 million September 30, 2022 and they settle monthly through December 2025.

At September 30, 2022, we are entitled to receive contingent consideration associated with the sale of our North Louisiana assets, annually through 2023, of up to $45.5 million based on future achievement of certain natural gas and oil prices based on published indexes along with the realized NGLs prices of the buyer. The fair value at September 30, 2022 was a gain of $34.4 million.

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at September 30, 2022. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$(439,456)	$(117,526)	$(293,815)	$117,526	$293,815
Collars	(219,467)	(111,752)	(284,606)	109,437	271,242
Three-way collars	(157,073)	(40,914)	(103,903)	39,707	97,253
Basis swaps	23,778	11,211	28,027	(11,211)	(28,027)
Divestiture contingent consideration	34,410	1,040	2,250	(1,250)	(3,470)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2022, our derivative counterparties include fifteen financial institutions, of which all but five are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and, at times, variable rate bank debt. At September 30, 2022, we had $2.4 billion of debt outstanding which bears interest at fixed rates averaging 5.7%. We had no variable rate bank debt outstanding as of September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our common stock during the quarter is as follows:

	Three Months Ended September 30, 2022
Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
July 2022	1,150,000	$26.61	1,150,000	$323,479,911
August 2022	1,627,000	$31.82	1,627,000	$271,715,995
September 2022 (c)	2,933,000	$29.18	2,933,000	$186,131,091
	5,710,000		5,710,000

(a)	Includes any fees, commissions or other expenses associated with the share repurchases.
(b)

In October 2019, our board of directors authorized a $100 million common stock repurchase program. In February 2022, our board of directors subsequently increased the authorization for repurchases under the program for a cumulative approval of $530.0 million which includes fees, commissions and expenses. The share repurchase authority does not obligate us to acquire any specific number of shares. The program may be changed based upon our financial condition and is subject to termination by the board of directors prior to completion. Shares repurchased as of September 30, 2022 were held as treasury stock. On October 21, 2022, the board of directors authorized an additional repurchase of up to $1.0 billion of our outstanding common stock under this program.

(c)	Includes 208,500 shares that were purchased in September 2022 and settled in October 2022.

ITEM 6. EXHIBITS

Exhibit index

Exhibit Number	Exhibit Description
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

Date: October 24, 2022

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Senior Vice President and Chief Financial Officer

Date: October 24, 2022

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer