Form 10-Q
period 2023-03-31
RANGE RESOURCES CORP
filed 2023-04-24
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☑

241,286,325 shares of common stock were outstanding on April 21, 2023

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2023

Unless the context otherwise indicates, all references in this report to “Range Resources,” “Range,” “we,” “us,” or “our” are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see “Glossary of Certain Defined Terms” in our 2022 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$227,633	$207
Accounts receivable, less allowance for doubtful accounts of $308 and $314	256,030	481,050
Contingent consideration receivable	24,500	24,500
Derivative assets	147,529	925
Other current assets	38,072	32,905
Total current assets	693,764	539,587
Derivative assets	83,852	40,990
Natural gas properties, successful efforts method	10,800,630	10,655,879
Accumulated depletion and depreciation	(4,850,385)	(4,765,475)
	5,950,245	5,890,404
Other property and equipment	74,712	74,638
Accumulated depreciation and amortization	(72,625)	(72,204)
	2,087	2,434
Operating lease right-of-use assets	67,608	84,070
Other assets	84,711	68,077
Total assets	$6,882,267	$6,625,562

Liabilities
Current liabilities:
Accounts payable	$179,468	$206,738
Asset retirement obligations	4,570	4,570
Accrued liabilities	341,525	442,922
Deferred compensation liabilities	100,104	89,334
Accrued interest	29,892	39,138
Divestiture contract obligation	85,322	86,546
Derivative liabilities	16,019	151,417
Total current liabilities	756,900	1,020,665
Bank debt	—	9,509
Senior notes	1,833,238	1,832,451
Deferred tax liabilities	452,753	333,571
Derivative liabilities	6,861	15,495
Deferred compensation liabilities	103,711	99,907
Operating lease liabilities	18,953	20,903
Asset retirement obligations and other liabilities	114,662	112,981
Divestiture contract obligation	289,734	304,074
Total liabilities	3,576,812	3,749,556
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 265,686,795 issued at March 31, 2023 and 262,887,265 issued at December 31, 2022	2,657	2,629
Common stock held in treasury, 24,324,065 shares at March 31, 2023 and 24,001,535 shares at December 31, 2022	(437,473)	(429,659)
Additional paid-in capital	5,740,361	5,764,970
Accumulated other comprehensive income	476	467
Retained deficit	(2,000,566)	(2,462,401)
Total stockholders' equity	3,305,455	2,876,006
Total liabilities and stockholders’ equity	$6,882,267	$6,625,562

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Revenues and other income:
Natural gas, NGLs and oil sales	$736,282	$1,032,351
Derivative fair value income (loss)	367,967	(939,057)
Brokered natural gas, marketing and other	82,111	87,442
Total revenues and other income	1,186,360	180,736
Costs and expenses:
Direct operating	26,984	20,288
Transportation, gathering, processing and compression	285,483	297,787
Taxes other than income	7,894	7,079
Brokered natural gas and marketing	67,068	93,123
Exploration	4,604	4,699
Abandonment and impairment of unproved properties	7,510	1,996
General and administrative	43,146	42,537
Exit costs	12,323	11,115
Deferred compensation plan	9,396	73,343
Interest	32,202	47,175
Loss on early extinguishment of debt	—	69,210
Depletion, depreciation and amortization	86,562	85,604
Gain on the sale of assets	(138)	(331)
Total costs and expenses	583,034	753,625

Income (loss) before income taxes	603,326	(572,889)
Income tax expense (benefit):
Current	2,699	4,751
Deferred	119,180	(120,832)
	121,879	(116,081)
Net income (loss)	$481,447	$(456,808)

Net income (loss) per common share:
Basic	$1.98	$(1.86)
Diluted	$1.95	$(1.86)

Dividends declared per share	$0.08	$—

Weighted average common shares outstanding:
Basic	238,019	245,350
Diluted	240,882	245,350

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Net income (loss)	$481,447	$(456,808)
Other comprehensive income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	12	73
Income tax (benefit) expense	(3)	2
Total comprehensive income (loss)	$481,456	$(456,733)

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Operating activities:
Net income (loss)	$481,447	$(456,808)
Adjustments to reconcile net loss to net cash provided from operating activities:
Deferred income tax expense (benefit)	119,180	(120,832)
Depletion, depreciation and amortization and impairment of proved properties	86,562	85,604
Abandonment and impairment of unproved properties	7,510	1,996
Derivative fair value (income) loss	(367,967)	939,057
Cash settlements on derivative financial instruments	34,468	(133,135)
Divestiture contract obligation, including accretion, net of gain	12,215	10,954
Amortization of deferred financing costs and other	1,310	1,965
Deferred and stock-based compensation	20,681	86,113
Gain on the sale of assets	(138)	(331)
Loss on early extinguishment of debt	—	69,210
Changes in working capital:
Accounts receivable	225,213	58,674
Other current assets	(5,335)	(5,908)
Accounts payable	(10,822)	51,996
Accrued liabilities and other	(129,368)	(182,141)
Net cash provided from operating activities	474,956	406,414
Investing activities:
Additions to natural gas properties	(125,468)	(90,104)
Additions to field service assets	(74)	(37)
Acreage purchases	(12,742)	(12,599)
Proceeds from disposal of assets	660	349
Purchases of marketable securities held by the deferred compensation plan	(1,869)	(8,996)
Proceeds from the sales of marketable securities held by the deferred compensation plan	1,200	6,375
Net cash used in investing activities	(138,293)	(105,012)
Financing activities:
Borrowings on credit facilities	185,000	282,000
Repayments on credit facilities	(204,000)	(282,000)
Issuance of senior notes	—	500,000
Repayment of senior notes	—	(850,000)
Dividends paid	(19,334)	—
Treasury stock purchases	(7,834)	(16,199)
Debt issuance costs	—	(6,817)
Taxes paid for shares withheld	(39,057)	(24,995)
Change in cash overdrafts	(29,064)	(8,540)
Proceeds from the sales of common stock held by the deferred compensation plan	5,052	3,658
Net cash used in financing activities	(109,237)	(402,893)
Increase (decrease) in cash and cash equivalents	227,426	(101,491)
Cash and cash equivalents at beginning of period	207	214,422
Cash and cash equivalents at end of period	$227,633	$112,931

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2023				Common			Accumulated
				stock	Additional		other
	Common stock		Treasury	held in	paid-in	Retained	comprehensive
	Shares	Par value	shares	treasury	capital	deficit	income	Total
Balance as of December 31, 2022	262,887	$2,629	24,002	$(429,659)	$5,764,970	$(2,462,401)	$467	$2,876,006
Issuance of common stock	2,974	28	—	—	(33,963)	—	—	(33,935)
Issuance of common stock upon vesting of PSUs	6	—	—	—	278	(278)	—	—
Stock-based compensation expense	—	—	—	—	9,096	—	—	9,096
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(19,334)	—	(19,334)
Treasury stock	—	—	322	(7,717)	(20)	—	—	(7,737)
Excise tax on stock repurchases	—	—	—	(97)	—	—	—	(97)
Other comprehensive income	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	481,447	—	481,447
Balance as of March 31, 2023	265,867	$2,657	24,324	$(437,473)	$5,740,361	$(2,000,566)	$476	$3,305,455

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

Fiscal Year 2022				Common			Accumulated
				stock	Additional		other
	Common stock		Treasury	held in	paid-in	Retained	comprehensive
	Shares	Par value	shares	treasury	capital	deficit	loss	Total
Balance as of December 31, 2021	259,796	$2,598	10,003	$(30,007)	$5,720,277	$(3,607,055)	$(150)	$2,085,663
Issuance of common stock	2,980	29	—	—	(21,276)	—	—	(21,247)
Issuance of common stock upon vesting of PSUs	2	—	—	—	78	(78)	—	—
Stock-based compensation expense	—	—	—	—	8,619	—	—	8,619
Treasury stock	—	—	599	(16,152)	(46)	—	—	(16,198)
Other comprehensive income	—	—	—	—	—	—	75	75
Net loss	—	—	—	—	—	(456,808)	—	(456,808)
Balance as of March 31, 2022	262,778	$2,627	10,602	$(46,159)	$5,707,652	$(4,063,941)	$(75)	$1,600,104

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation is a Fort Worth, Texas-based independent natural gas, natural gas liquids (NGLs) and crude oil and condensate company engaged in the exploration, development and acquisition of natural gas and liquids properties in the Appalachian region of the United States. Our objective is to build stockholder value through returns-focused development of natural gas properties. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol “RRC.”

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the SEC on February 27, 2023. The results of operations for first quarter ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

No accounting standards were adopted in first quarter 2023 that had a material impact on our consolidated financial statements.

(4) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and condensate sales (referred to below as oil sales). Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Other marketing revenue for the three months ended March 31, 2023 includes the receipt of a $3.6 million make-whole payment. Accounts receivable attributable to our revenue contracts with customers was $243.9 million at March 31, 2023 and $463.3 million at December 31, 2022. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended March 31,
	2023	2022
Natural gas sales	$441,580	$629,923
NGLs sales	256,440	338,369
Oil sales	38,262	64,059
Total natural gas, NGLs and oil sales	736,282	1,032,351
Sales of purchased natural gas	75,060	84,062
Sales of purchased NGLs	368	1,640
Other marketing revenue	6,683	1,740
Total	$818,393	$1,119,793

(5) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. The effective income tax rate is influenced by a variety of factors including geographic sources and relative magnitude of these sources of income. Income taxes for discrete items are computed and recorded in the period that a specific transaction occurs. For three months ended March 31, 2023 and 2022, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes, equity compensation, valuation allowances and other tax items. Current income taxes reflect estimated state income taxes due for 2023 which is based on our estimated earnings, taking into account state tax rates and laws regarding NOL limitations.

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

	Three Months Ended March 31,
	2023	2022
Net income (loss), as reported	$481,447	$(456,808)
Participating earnings (a)	(11,163)	—
Basic net income (loss) attributed to common shareholders	470,284	(456,808)
Reallocation of participating earnings (a)	124	—
Diluted net income (loss) attributed to common shareholders	$470,408	$(456,808)
Net income (loss) per common share:
Basic	$1.98	$(1.86)
Diluted	$1.95	$(1.86)

(a)

Restricted Stock Awards represent participating securities because they participate in nonforfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding – basic	238,019	245,350
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	2,863	—
Weighted average common shares outstanding – diluted	240,882	245,350

Weighted average common shares outstanding − basic for first quarter 2023 excludes 5.6 million shares of restricted stock held in our deferred compensation plan compared to 6.2 million shares in first quarter 2022 (although all awards are issued and outstanding upon grant). For the three months ended March 31, 2023, equity grants of 4,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computations. Due to our net loss for first quarter 2022, we excluded all equity grants from the computation of net loss per share because the effect would have been anti-dilutive to the computations.

(7) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2023	December 31, 2022
	(in thousands)
Natural gas properties:
Properties subject to depletion	$9,996,412	$9,855,287
Unproved properties	804,218	800,592
Total	10,800,630	10,655,879
Accumulated depletion and depreciation	(4,850,385)	(4,765,475)
Net capitalized costs	$5,950,245	$5,890,404

(a)	Includes capitalized asset retirement costs and the associated accumulated amortization.

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below. No interest was capitalized during three months ended March 31, 2023 or the year ended December 31, 2022 (in thousands).

	March 31, 2023	December 31, 2022
Bank debt	$—	$19,000
Senior notes:
4.875% senior notes due 2025	750,000	750,000
8.25% senior notes due 2029	600,000	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	1,850,000	1,850,000
Unamortized debt issuance costs	(16,762)	(27,040)
Total debt net of debt issuance costs	$1,833,238	$1,841,960

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to periodic redeterminations and for event-driven unscheduled redeterminations. As of March 31, 2023, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans. The weighted average interest rate was 8.4% for first quarter 2023 compared to 2.5% for first quarter 2022. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At March 31, 2023, the commitment fee was 0.375% and the interest rate margin was 1.75% on our SOFR loans and 0.75% on our ABR loans.

As part of our redetermination completed in March 2023, our borrowing base was reaffirmed for $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On March 31, 2023, we had no outstanding borrowings on our bank credit facility. Additionally, we had $292.3 million of undrawn letters of credit, leaving $1.2 billion of committed borrowing capacity available under the facility.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. We are required to maintain a maximum consolidated debt to EBITDAX ratio (as defined in the bank credit facility agreement) of 3.75x and a minimum current ratio (as defined in the bank credit facility agreement) of 1.0x. We were in compliance with applicable covenants under the bank credit facility as of and for the three months ended March 31, 2023.
(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for three months ended March 31, 2023 and the year ended December 31, 2022 is as follows (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning of period	$109,851	$95,836
Liabilities incurred	920	2,589
Liabilities settled	(104)	(10,650)
Accretion expense	1,455	6,569
Change in estimate	(129)	15,507
End of period	111,993	109,851
Less current portion	(4,570)	(4,570)
Long-term asset retirement obligations	$107,423	$105,281

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(10) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars or three-way collars to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget and investment plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (NYMEX) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net gain of $249.6 million at March 31, 2023. These contracts expire monthly through December 2024. The following table sets forth our commodity-based derivative volumes by year as of March 31, 2023, excluding our basis swaps and divestiture contingent consideration which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas
2023	Swaps	354,636 Mmbtu/day	$3.48
2023	Collars	261,091 Mmbtu/day			$3.40	$4.52
2023	Three-way Collars	176,400 Mmbtu/day		$2.59	$3.62	$4.71
2024	Swaps	150,000 Mmbtu/day	$4.46
2024	Collars	429,235 Mmbtu/day			$3.51	$5.65

Crude Oil
2023	Swaps	5,000 bbls/day	$71.28
January-September 2024	Collars	832 bbls/day			$80.00	$90.12

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the swaps and collars described above, at March 31, 2023, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through December 2026 and include a total volume of 366,702,500 Mmbtu. The fair value of these contracts was a loss of $50.3 million at March 31, 2023.

Divestiture Contingent Consideration

In addition to the derivatives described above, our right to receive contingent consideration in conjunction with the sale of our North Louisiana assets in third quarter 2020 was determined to be a derivative financial instrument that is not designated as a hedging instrument. The remaining contingent consideration of up to $21.0 million is based on future achievement of natural gas and oil prices based on published indexes and realized NGLs prices of the buyer for 2023. All changes in the fair value are recognized as a gain or loss in earnings in the period they occur in derivative fair value income or loss in our consolidated statements of operations. For first three months 2023, this fair value has decreased $3.9 million for a fair value of $9.2 million as of March 31, 2023. We currently expect to receive $24.5 million for the year ended December 31, 2022 which is reflected in current assets in the accompanying consolidated balance sheet.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		March 31, 2023
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$115,921	$(7,004)	$108,917
	–collars	121,369	(6,030)	115,339
	–three-way collars	28,338	—	28,338
	–basis swaps	5,162	(33,474)	(28,312)
Crude oil	–swaps	—	(4,525)	(4,525)
	–collars	2,464	—	2,464
Divestiture contingent consideration		9,160	—	9,160
		$282,414	$(51,033)	$231,381

		March 31, 2023
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(7,004)	$7,004	$—
	–collars	(6,950)	6,030	(920)
	–basis swaps	(55,434)	33,474	(21,960)
Crude oil	–swaps	(4,525)	4,525	—
		$(73,913)	$51,033	$(22,880)

		December 31, 2022
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$19,438	$(6,236)	$13,202
	–collars	54,222	(45,452)	8,770
	–three-way collars	12,424	(12,424)	—
	–basis swaps	25,493	(20,437)	5,056
Crude oil	–collars	1,807	—	1,807
Divestiture contingent consideration		13,080	—	13,080
		$126,464	$(84,549)	$41,915

		December 31, 2022
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(115,374)	$6,236	$(109,138)
	–collars	(72,866)	45,452	(27,414)
	–three-way collars	(24,341)	12,424	(11,917)
	–basis swaps	(24,972)	20,437	(4,535)
Crude oil	–swaps	(13,908)	—	(13,908)
		$(251,461)	$84,549	$(166,912)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value Income (Loss)
	Three Months Ended March 31,
	2023	2022
Commodity swaps	$209,092	$(521,355)
Swaptions	—	(34,723)
Three-way collars	50,814	(179,926)
Collars	160,571	(232,292)
Calls	—	(1,363)
Basis swaps	(48,590)	22,515
Freight swaps	—	(33)
Divestiture contingent consideration	(3,920)	8,120
Total	$367,967	$(939,057)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2023 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2023
Trading securities held in the deferred compensation plans		$66,135	$—	$—	$66,135

Commodity price derivatives	–swaps	—	104,392	—	104,392
	–collars	—	116,883	—	116,883
	–three-way collars	—	28,338	—	28,338
	–basis swaps	—	(50,272)	—	(50,272)
Divestiture contingent consideration		—	9,160	—	9,160

		Fair Value Measurements at December 31, 2022 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2022
Trading securities held in the deferred compensation plans		$57,717	$—	$—	$57,717

Commodity price derivatives	–swaps	—	(109,844)	—	(109,844)
	–collars	—	(16,837)	—	(16,837)
	–three-way collars	—	(11,917)	—	(11,917)
	–basis swaps	—	521	—	521
Divesture contingent consideration		—	13,080	—	13,080

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes.

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to- market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For first quarter 2023, interest and dividends were $179,000 and the mark-to-market adjustment was a gain of $3.1 million compared to interest and dividends of $115,000 and a mark-to-market loss of $4.3 million in first quarter 2022.

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

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, collars and basis swaps	$222,221	$222,221	$28,835	$28,835
Divestiture contingent consideration	9,160	9,160	13,080	13,080
Marketable securities (a)	66,135	66,135	57,717	57,717
(Liabilities):
Commodity swaps, collars and basis swaps	(22,880)	(22,880)	(166,912)	(166,912)
Bank credit facility (b)	—	—	(19,000)	(19,000)
4.875% senior notes due 2025 (b)	(750,000)	(741,600)	(750,000)	(714,870)
8.25% senior notes due 2029 (b)	(600,000)	(632,490)	(600,000)	(618,312)
4.75% senior notes due 2030 (b)	(500,000)	(455,945)	(500,000)	(442,350)
Deferred compensation plan (c)	(203,815)	(203,815)	(189,241)	(189,241)

(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)	The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes is based on end of period market quotes which are Level 2 inputs.
(c)	The fair value of our deferred compensation plan is updated to the closing price on the balance sheet date which is a Level 1 input.

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

Concentrations of Credit Risk

As of March 31, 2023, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate assurances are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $308,000 at March 31, 2023 and $314,000 at December 31, 2022. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2023, our derivative counterparties include fourteen financial institutions, of which all but six are secured lenders in our bank credit facility. At March 31, 2023, our net derivative asset includes an aggregate net payable of $22.0 million to five counterparties not included in our bank credit facility and a receivable from the remaining counterparty of $6.8 million.

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

	Three Months Ended March 31,
	2023	2022
Direct operating expense	$415	$349
Brokered natural gas and marketing expense	661	519
Exploration expense	320	452
General and administrative expense	9,600	11,573
Total stock-based compensation expense	$10,996	$12,893

Stock-Based Awards

Restricted Stock Awards. We grant restricted stock units under our equity-based stock compensation plans to our employees. These restricted stock units, which we refer to as restricted stock Equity Awards, generally vest over a three-year period, contingent on the recipient’s continued employment. The grant date fair value of the Equity Awards is based on the fair market value of our common stock on the date of grant. Beginning in 2023, we began granting restricted stock under our equity-based compensation plans that vests at the end of a three-year period for employee grants and a one-year period for non-employee directors. Vesting is also based upon the employee's continued employment with us. The grant date fair value of these Equity Awards is based on the fair market value of our common stock on the date of grant. Prior to vesting, recipients of restricted stock typically earn dividends payable in cash upon vesting but they have no voting rights prior to vesting.

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the board of directors as part of their compensation. Compensation expense is recognized over the balance of the vesting period, which is typically at the end of three years for employee grants and at the end of a one-year period for non-employee directors. All restricted stock awards are issued at prevailing market prices at the time of the grant and the vesting is based upon an employee’s continued employment with us. Prior to vesting, all restricted stock award recipients have the right to vote such stock and receive dividends thereon. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, these shares are placed in our deferred compensation plan and, upon vesting, withdrawals are allowed in either cash or in stock. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported in deferred compensation plan expense in the accompanying consolidated statements of operations.

Stock-Based Performance Awards - (PSUs). We grant two types of performance share awards: one based on performance conditions measured against internal performance metrics and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (TSR Awards).

Each unit granted represents one share of our common stock. These units are settled in stock and the amount of the payout is based on the vesting percentage, which can range from zero to 200% and (1) the internal performance metrics achieved, which is determined by the Compensation Committee and (2) for our TSR Awards, the value of our common stock on the vesting date compared to our peers. Dividend equivalents accrue during the performance period and are paid in stock at the end of the performance period. The performance period is three years.

Restricted Stock – Equity Awards

In first three months 2023, we granted 1.6 million restricted stock Equity Awards to employees at an average grant date fair value of $25.01 compared to 1.4 million at an average grant date fair value of $18.47 in first three months 2022. We recorded compensation expense for these outstanding awards of $7.5 million in first three months 2023 compared to $5.9 million in the same period of 2022. Restricted stock Equity Awards are not issued until such time as they are vested and grantees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first three months 2023, we granted 11,000 shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $24.70 which generally vest at the end of a three-year period. In first three months 2022, we granted 602,000 shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $20.42 with vesting generally at the end of a three-year period. We recorded compensation expense for these Liability Awards of $1.8 million in first three months 2023 compared to $3.6 million in first three months 2022. These awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below).

Stock-Based Performance Units

Internal Performance Metric Awards. These awards vest at the end of the three-year performance period. The performance metrics are set by the Compensation Committee. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. In first three months 2023, we granted 81,000 internal performance units compared to 153,000 in the same period of the prior year. We recorded compensation expense for these awards of $948,000 in first three months 2023 compared to expense of $1.7 million in first three months 2022.

TSR Awards. These awards granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of these awards granted during first three months 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.8%	1.4%
Expected annual volatility	61%	68%
Grant date fair value per unit	$30.37	$27.90

In first three months 2023, we granted 64,000 TSR Awards compared to 112,000 in the same period of the prior year. We recorded compensation expense of $482,000 in first three months 2023 compared to $773,000 in the same period of 2022. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

The following is a summary of the activity for our restricted stock and performance awards at March 31, 2023:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards		Stock-Based Performance Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,736,688	$14.44	379,633	$14.71	1,950,632	$9.02
Granted	1,564,289	25.01	10,754	24.70	145,747	26.86
Vested	(490,702)	15.37	(132,638)	13.98	(1,158,797)	4.80
Forfeited	(16,094)	17.38	—	—	—	—
Outstanding at March 31, 2023	2,794,181	$20.18	257,749	$15.50	937,582	$17.01

(a)

Amounts granted reflect performance units initially granted. The actual payout will be between zero and 200% depending on achievement of either total stockholder return ranking compared to our peers at the vesting date or on the achievement of internal performance targets.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests at the end of three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market loss of $9.4 million in first quarter 2023 compared to a mark-to-market loss of $73.3 million in first quarter 2022. The Rabbi Trust held 5.5 million shares (5.2 million of which were vested) of Range stock at March 31, 2023 compared to 5.6 million shares (5.3 million of which were vested) at December 31, 2022.

(13) EXIT COSTS

Exit Costs

In third quarter 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first three months 2023, we recorded accretion expense of $10.2 million compared to $11.0 million in the same period of the prior year. The estimated discounted divestiture contract obligation was $375.1 million at March 31, 2023.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. The estimated remaining discounted obligation for these transportation capacity releases as of March 31, 2023 was $4.5 million.

The following summarizes our exit costs for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Transportation contract capacity releases (including accretion of discount)	$108	$161
Divestiture contract obligation (including accretion of discount)	12,215	10,954
	$12,323	$11,115

The following details the accrued exit cost liability activity for the three months ended March 31, 2023 (in thousands):

Exit Costs (1)
Balance at December 31, 2022	$395,680
Accretion of discount	10,323
Changes in estimate	2,000
Payments	(28,487)
Balance at March 31, 2023	$379,516

(1)	Includes the divestiture contract obligation and the transportation contract capacity release obligation.

(14) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2022:

	Three months Ended March 31, 2023	Year Ended December 31, 2022
Beginning balance	238,885,730	249,792,908
Restricted stock grants	10,754	671,303
Restricted stock units vested	1,725,255	1,827,625
Performance stock units issued	1,057,245	590,940
Performance stock dividends	6,276	1,843
Treasury shares	(322,530)	(13,998,889)
Ending balance	241,362,730	238,885,730

Stock Repurchase Program

In 2019, the board of directors approved a stock purchase program to acquire up to $100.0 million of our outstanding common stock. In early 2022, our board authorized an additional repurchase of up to $430.0 million of our outstanding common stock for an aggregate available amount at that time of $500.0 million. On October 21, 2022, our board of directors authorized an additional repurchase of up to $1.0 billion for common stock repurchases. Under this program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. In first three months 2023, we repurchased 400,000 shares at an aggregate cost of $9.7 million, including repurchases of $1.9 million (77,000 shares) that were purchased in March and settled in April. The following is a schedule of the change in treasury shares for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Beginning balance	24,001,535
Rabbi trust shares distributed/sold	(470)
Shares repurchased	400,000
Ending balance	24,401,065

(15) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$—	$(2,307)
Interest paid	(39,931)	(86,615)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	790	1,377
Increase in accrued capital expenditures	13,026	12,606

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of March 31, 2023, liabilities for remediation were not material. We are not aware of any environmental claims existing as of March 31, 2023 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

(17) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(in thousands)
Acquisitions:
Acreage purchases	$11,735	$28,735
Development	139,022	460,668
Exploration:
Drilling	—	—
Expense	4,284	25,194
Stock-based compensation expense	320	1,578
Gas gathering facilities:
Development	759	1,466
Subtotal	156,120	517,641
Asset retirement obligations	790	18,096
Total costs incurred	$156,910	$535,737

(a) Includes costs incurred whether capitalized or expensed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

We are a Fort Worth, Texas-based independent natural gas, natural gas liquids (NGLs) and crude oil and condensate company primarily engaged in the exploration, development and acquisition of natural gas properties in the Appalachian region of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We measure financial performance as a single enterprise and not on a geographical or an area-by-area basis.

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

•
operate safely while being good stewards of the environment;
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

Market Conditions

As we begin 2023, we believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and natural gas, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy and we expect prices for some or all of the commodities we produce to remain volatile. For the short-term, natural gas prices declined based on the relatively mild winter and down time at an LNG export facility. Longer term natural gas futures have remained strong based on market expectations that associated gas-related activity in oil basins and dry gas basin activity will show modest rates of growth when compared with the past due to infrastructure constraints, capital discipline and core inventory exhaustion. In addition, the global energy crisis further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for U.S. liquified natural gas exports, domestic industrial gas demand and power generation. Other factors such as geopolitical disruptions, supply chain disruptions, cost inflation and the pace and extent of tightening global monetary policy may impact the supply and demand for oil, natural gas and NGLs. We continue to assess and monitor the impact and consequences of these factors on our operations.

While expected commodity prices have declined in 2023 compared to prior year, we believe market data supports a positive outlook given significant new demand is currently under construction. Our reduced debt levels combined with risk reduction through hedging have us well positioned within the industry.

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGLs and oil benchmarks decreased in first quarter 2023 when compared to the same period of 2022. As a result, we experienced a decrease in price realizations. The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$3.46	$4.89
Oil (per bbl)	76.07	94.93
Mont Belvieu NGLs composite (per gallon) (b)	0.62	0.97

(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange.
(b)	Based on our estimated NGLs product composition per barrel.

Our price realizations (not including the impact of our derivatives) may differ from these benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of First Quarter 2023 Results

During first quarter 2023, we recognized net income of $481.4 million, or $1.95 per diluted common share compared to a loss of $456.8 million, or $1.86 per diluted common share during first quarter 2022. The higher net income in first quarter 2023 compared to first quarter 2022 reflects the impact of lower commodity prices on our reported derivative fair value income (loss) partially offset by the impact of lower commodity prices on our natural gas, NGLs and oil sales. See page 29 for more information on our derivative fair value income (loss).

For first quarter 2023, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 22% decrease in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) when compared to the same quarter of 2022 somewhat offset by slightly higher production volumes. Daily production averaged 2.1 Bcfe in both first quarter 2023 and 2022.

Our first quarter 2023 financial and operating performance included the following results:

•
cash flow from operating activities increased $68.5 million from first quarter 2022;
•
paid $19.3 million of dividends, or $0.08 per share;
•
repurchased $7.8 million of our common stock;
•
enhanced liquidity with the accumulation of cash totaling $227.6 million;
•
revenue from the sale of natural gas, NGLs and oil decreased 29% from the same period of 2022 with a 31% decrease in average realized prices (before cash settlements on our derivatives);
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 14% from the same period of 2022;
•
transportation, gathering, processing and compression per mcfe was $1.48 in first quarter 2023 compared to $1.60 in the same period of 2022;
•
direct operating expense per mcfe was $0.14 in first quarter 2023 compared to $0.11 in the same period of 2022 primarily due to higher production enhancing workover projects and higher water handling/hauling costs;
•
general and administrative expense per mcfe decreased 4% from same period of 2022 primarily due to the impact of higher production volumes; and

•
reduced depletion, depreciation and amortization (“DD&A”) rate per mcfe by 2% from the same period of 2022.

Our cash flow from operating activities in first quarter 2023 was $475.0 million, an increase of $68.5 million from first quarter 2022 with a favorable impact from the change in working capital partially offset by lower commodity prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In first quarter 2023, natural gas, NGLs and oil sales decreased 29% compared to first quarter 2022 with a 31% decrease in average realized prices (before cash settlements on our derivatives) partially offset by a 3% increase in production. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	%
Natural gas, NGLs and oil sales
Natural gas	$441,580	$629,923	$(188,343)	(30)%
NGLs	256,440	338,369	(81,929)	(24)%
Oil	38,262	64,059	(25,797)	(40)%
Total natural gas, NGLs and oil sales	$736,282	$1,032,351	$(296,069)	(29)%

Our production is determined by drilling success which offsets the natural decline of our natural gas and oil reserves through production. Our production for the three months ended March 31, 2023 and 2022 is set forth in the following table:

	Three Months Ended March 31,
	2023	2022	Change	%
Production (a)
Natural gas (mcf)	133,646,064	131,250,337	2,395,727	2%
NGLs (bbls)	9,289,739	8,453,445	836,294	10%
Crude oil (bbls)	573,036	730,462	(157,426)	(22)%
Total (mcfe) (b)	192,822,714	186,353,779	6,468,935	3%

Average daily production (a)
Natural gas (mcf)	1,484,956	1,458,337	26,619	2%
NGLs (bbls)	103,219	93,927	9,292	10%
Crude oil (bbls)	6,367	8,116	(1,749)	(22)%
Total (mcfe) (b)	2,142,475	2,070,598	71,877	3%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during first quarter 2023 was $2.52 per mcfe compared to $3.23 per mcfe in first quarter 2022. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three months ended March 31, 2023 and 2022 are shown below:

	Three Months Ended March 31,
	2023	2022	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$3.30	$4.80	$(1.50)	(31)%
NGLs (per bbl)	27.60	40.03	(12.43)	(31)%
Crude oil and condensate (per bbl)	66.77	87.70	(20.93)	(24)%
Total (per mcfe) (a)	3.82	5.54	(1.72)	(31)%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$3.58	$4.04	$(0.46)	(11)%
NGLs (per bbl)	27.60	38.57	(10.97)	(28)%
Crude oil and condensate (per bbl)	62.96	58.46	4.50	8%
Total (per mcfe) (a)	4.00	4.83	(0.83)	(17)%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$2.44	$2.82	$(0.38)	(13)%
NGLs (per bbl)	13.32	22.32	(9.00)	(40)%
Crude oil and condensate (per bbl)	62.64	58.44	4.20	7%
Total (per mcfe) (a)	2.52	3.23	(0.71)	(22)%

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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended March 31,
	2023	2022
Average natural gas differentials below NYMEX	$(0.16)	$(0.09)
Realized gains on basis hedging	$0.02	$0.12

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended March 31,
	2022	Price Variance	Volume Variance	2023
Natural gas
Price (per mcf)	$4.80	$(1.50)	$—	$3.30
Production (Mmcf)	131,250	—	2,396	133,646
Natural gas sales	$629,923	$(199,841)	$11,498	$441,580

	Three Months Ended March 31,
	2022	Price Variance	Volume Variance	2023
NGLs
Price (per bbl)	$40.03	$(12.43)	$—	$27.60
Production (Mbbls)	8,453	—	837	9,290
NGLs sales	$338,369	$(115,404)	$33,475	$256,440

	Three Months Ended March 31,
	2022	Price Variance	Volume Variance	2023
Crude oil
Price (per bbl)	$87.70	$(20.93)	$—	$66.77
Production (Mbbls)	730	—	(157)	573
Crude oil sales	$64,059	$(11,991)	$(13,806)	$38,262

	Three Months Ended March 31,
	2022	Price Variance	Volume Variance	2023
Consolidated
Price (per mcfe)	$5.54	$(1.72)	$—	$3.82
Production (Mmcfe)	186,354	—	6,469	192,823
Total natural gas, NGLs and oil sales	$1,032,351	$(331,905)	$35,836	$736,282

Transportation, gathering, processing and compression expense was $285.5 million in first quarter 2023 compared to $297.8 million in first quarter 2022. These third-party costs are lower in first quarter 2023 when compared to first quarter 2022 due to lower fuel prices, lower electricity costs and the impact of lower NGLs prices which result in lower processing costs. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months ended March 31, 2023 and 2022 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended March 31,
	2023	2022	Change	%
Transportation, gathering, processing and compression
Natural gas	$152,589	$160,436	$(7,847)	(5)%
NGLs	132,712	137,340	(4,628)	(3)%
Oil	182	11	171	1,555%
Total	$285,483	$297,787	$(12,304)	(4)%

Natural gas (per mcf)	$1.14	$1.22	$(0.08)	(7)%
NGLs (per bbl)	$14.28	$16.25	$(1.97)	(12)%
Oil (per bbl)	$0.32	$0.02	$0.30	1,500%

Derivative fair value income (loss) was income of $368.0 million in first quarter 2023 compared to a loss of $939.1 million in first quarter 2022. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Derivative fair value income (loss) per consolidated statements of operations	$367,967	$(939,057)

Non-cash fair value income (loss): (1)
Natural gas derivatives	$327,380	$(742,253)
Oil derivatives	10,039	(53,385)
NGLs derivatives	—	(18,290)
Freight derivatives	—	(114)
Divestiture contingent consideration	(3,920)	8,120
Total non-cash fair value income (loss) (1)	$333,499	$(805,922)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$36,650	$(99,458)
Oil derivatives	(2,182)	(21,359)
NGLs derivatives	—	(12,318)
Total net cash receipt (payment)	$34,468	$(133,135)

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

Brokered natural gas, marketing and other revenue in first quarter 2023 was $82.1 million compared to $87.4 million in first quarter 2022 which is the result of significantly lower broker sales prices somewhat offset by significantly higher broker sales volumes (volumes not related to our production). The three months ended March 31, 2023 includes the receipt of a $3.6 million make-whole payment. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	%
Direct operating expense	$0.14	$0.11	$0.03	27%
Taxes other than income	0.04	0.04	—	—%
General and administrative expense	0.22	0.23	(0.01)	(4)%
Interest expense	0.17	0.25	(0.08)	(32)%
Depletion, depreciation and amortization expense	0.45	0.46	(0.01)	(2)%

Direct operating expense was $27.0 million in first quarter 2023 compared to $20.3 million in first quarter 2022. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs increased in first quarter 2023 primarily due to higher workover costs, higher water handling/hauling costs and higher contract labor and services. Our costs for services, labor and supplies have increased due to increased demand for those items, supply chain disruptions and inflation. Our production volumes were slightly higher in first quarter 2023 compared to the same period of the prior year. We incurred $2.9 million of workover costs in first quarter 2023 compared to $881,000 in first quarter 2022. These costs are expected to enhance production from existing wells. On a per mcfe basis, direct operating expense was $0.14 in first quarter 2023 compared to $0.11 in the same quarter of the prior year due to higher workover costs and higher water handling/hauling costs. The following table summarizes direct operating expense per mcfe for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	%
Direct operating
Lease operating expense	$0.12	$0.11	$0.01	9%
Workovers	0.02	—	0.02	100%
Stock-based compensation	—	—	—	—%
Total direct operating expense	$0.14	$0.11	$0.03	27%

Taxes other than income expense is predominately comprised of the Pennsylvania impact fee which is paid based on market commodity prices. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $6.8 million in first quarter 2023 compared to $6.6 million in first quarter 2022. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices. This category also includes franchise, real estate and other taxes. The following table summarizes taxes other than income per mcfe for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	%
Taxes other than income
Impact fee	$0.04	$0.04	$—	—%
Other	—	—	—	—%
Total taxes other than income	$0.04	$0.04	$—	—%

General and administrative (G&A) expense was $43.1 million in first quarter 2023 compared to $42.5 million in first quarter 2022. The first quarter 2023 increase of $609,000 when compared to the same period of 2022 is primarily due to higher salaries and benefits of $3.0 million partially offset by lower stock-based compensation and lower legal fees. On a per mcfe basis, first quarter 2023 G&A expense was 4% lower than first quarter 2022 primarily due to the impact of higher production volumes and lower stock-based compensation. The following table summarizes G&A expenses on a per mcfe basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	%
General and administrative
General and administrative	$0.17	$0.17	$—	—%
Stock-based compensation	0.05	0.06	(0.01)	(17)%
Total general and administrative expense	$0.22	$0.23	$(0.01)	(4)%

Interest expense was $32.2 million in first quarter 2023 compared to $47.2 million in first quarter 2022. The following table presents information about interest expense per mcfe for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	%
Bank credit facility	$0.02	$0.02	$—	—%
Senior notes	0.14	0.22	(0.08)	(36)%
Amortization of deferred financing costs and other	0.01	0.01	—	—%
Total interest expense	$0.17	$0.25	$(0.08)	(32)%
Average debt outstanding ($000s)	$1,881,965	$2,782,406	$(900,441)	(32)%
Average interest rate (a)	6.6%	6.5%	0.1%	2%

(a)	Includes commitment fees but excludes debt issue costs and amortization of discounts and premiums.

On an absolute basis, the decrease in interest expense for first quarter 2023 from the same period of 2022 was primarily due to lower overall average outstanding debt balances. Average debt outstanding on the bank credit facility for first quarter 2023 was $32.0 million compared to $65.3 million in first quarter 2022 and the weighted average interest rate on the bank credit facility was 8.4% in first quarter 2023 compared to 2.5% in first quarter 2022.

Depletion, depreciation and amortization expense was $86.6 million in first quarter 2023 compared to $85.6 million in first quarter 2022. This increase is due to a 3% increase in production volumes partially offset by a 2% decrease in depletion rates. Depletion expense, the largest component of DD&A expense, was $0.44 per mcfe in first quarter 2023 compared to $0.45 per mcfe in first quarter 2022. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	%
DD&A
Depletion and amortization	$0.44	$0.45	$(0.01)	(2)%
Depreciation	—	—	—	—%
Accretion and other	0.01	0.01	—	—%
Total DD&A expense	$0.45	$0.46	$(0.01)	(2)%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit and termination costs, deferred compensation plan expenses and loss or gain on early extinguishment of debt. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Direct operating expense	$415	$349
Brokered natural gas and marketing expense	661	519
Exploration expense	320	452
General and administrative expense	9,600	11,573
Total stock-based compensation	$10,996	$12,893

Brokered natural gas and marketing expense was $67.1 million in first quarter 2023 compared to $93.1 million in first quarter 2022 due to significantly lower commodity prices partially offset by significantly higher broker purchase volumes (volumes not related to our production). Other marketing revenue for the three months ended March 31, 2023 includes the receipt of a $3.6 million make-whole payment. The following table details our brokered natural gas, marketing and other net margin for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	%
Brokered natural gas and marketing
Brokered natural gas sales	$75,060	$84,062	$(9,002)	(11)%
Brokered NGLs sales	368	1,640	(1,272)	(78)%
Other marketing revenue	6,683	1,740	4,943	284%
Brokered natural gas purchases (1)	(64,275)	(89,194)	24,919	28%
Brokered NGLs purchases	(340)	(1,647)	1,307	79%
Other marketing expense	(2,453)	(2,282)	(171)	(7)%
Net brokered natural gas and marketing margin	$15,043	$(5,681)	$20,724	365%

(1)	Includes transportation costs.

Exploration expense was $4.6 million in first quarter 2023 compared to $4.7 million in first quarter 2022 due to lower delay rentals and other expense. The following table details our exploration expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	%
Exploration
Delay rentals and other	$2,539	$2,943	$(404)	(14)%
Personnel expense	1,575	1,305	270	21%
Stock-based compensation expense	320	452	(132)	(29)%
Seismic	170	(1)	171	NM
Total exploration expense	$4,604	$4,699	$(95)	(2)%

Abandonment and impairment of unproved properties expense was $7.5 million in first quarter 2023 compared to $2.0 million in first quarter 2022. Abandonment and impairment of unproved properties for first quarter 2023 increased when compared to the same period of 2022 due to higher estimated lease expirations in Pennsylvania.

Exit costs were $12.3 million in first quarter 2023 compared to $11.1 million in first quarter 2022. In first quarter 2023, we recorded $10.3 million accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending until 2030 compared to accretion expense of $11.1 million in the same quarter of the prior year.

Deferred compensation plan expense was a loss of $9.4 million in first quarter 2023 compared to a loss of $73.3 million in first quarter 2022. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $25.02 at December 31, 2022 to $26.47 at March 31, 2023. In the same period of the prior year, our stock price increased from $17.83 at December 31, 2021 to $30.38 at March 31, 2022.

Loss on early extinguishment of debt was a loss of $69.2 million in first three months 2022. In first quarter 2022, we announced a call for the redemption of $850.0 million of our outstanding 9.25% senior notes due 2026. The redemption price equaled 106.938% of par plus accrued and unpaid interest. We recognized a loss on early extinguishment of debt in first quarter 2022 of $69.2 million, net of transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

Income tax expense (benefit) was an expense of $121.9 million in first quarter 2023 compared to benefit of $116.1 million in first quarter 2022. The 2023 and 2022 effective tax rates were different than the statutory tax rate due to state income taxes, equity compensation, valuation allowances and other discrete tax items.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. Short-term liquidity needs are satisfied by borrowings under our bank credit facility and/or cash on hand. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in future years) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices and capital requirements. Any payments due to counterparties under our derivative contracts should ultimately be funded by prices received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of March 31, 2023, we have entered into derivative agreements covering 226.1 Bcfe for the remainder of 2023 and 213.4 Bcfe for 2024, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Sources of cash and cash equivalents
Operating activities	$474,956	$406,414
Disposal of assets	660	349
Issuance of senior notes	—	500,000
Borrowing on credit facility	185,000	282,000
Other	6,252	10,033
Total sources of cash and cash equivalents	$666,868	$1,198,796

Uses of cash and cash equivalents
Additions to natural gas properties	$(125,468)	$(90,104)
Repayment on credit facility	(204,000)	(282,000)
Acreage purchases	(12,742)	(12,599)
Additions to field service assets	(74)	(37)
Repayment of senior and senior subordinated notes	—	(850,000)
Treasury stock purchases	(7,834)	(16,199)
Dividends paid	(19,334)	—
Debt issuance costs	—	(6,817)
Other	(69,990)	(42,531)
Total uses of cash and cash equivalents	$(439,442)	$(1,300,287)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first three months 2023 was $475.0 million compared to $406.4 million in first three months 2022. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The increase in cash provided from operating activities from first three months 2022 to first three months 2023 reflects the impact of a favorable change in working capital (the timing of cash receipts and disbursements) and slightly higher production volumes partially offset by lower realized prices. As of March 31, 2023, we have hedged more than 40% of our projected total production for the remainder of 2023, with more than 50% of our projected natural gas production hedged. Changes in working capital (as reflected in our consolidated statements of cash flows) for first three months 2023 were positive $79.7 million compared to a negative $77.4 million for first three months 2022.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first three months 2023 were consistent with expectations relative to our announced 2023 capital budget. We continue to monitor inflationary pressures given the labor market, commodity prices and supply chain challenges.

Treasury stock purchases for first three months 2023 include the repurchase of 323,000 shares as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures. As of March 31, 2023, we had cash on hand in the amount of $227.6 million and availability under our credit facility of $1.2 billion.

Sources of Cash

We expect our 2023 capital program to be funded by cash flows from operations. During the three months ended March 31, 2023, we generated $475.0 million of cash flows from operating activities. As of March 31, 2023, we had approximately $1.4 billion of liquidity, consisting of $1.2 billion available under our bank credit facility and $227.6 million of cash on hand. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

Although we expect cash flows and capacity under the existing credit facility to be sufficient to fund our expected 2023 capital program, we may also have the option to raise funds through new debt or equity offerings or from other sources of financing. All of our sources of liquidity can be affected by the general conditions of the broader economy, force majeure events and fluctuations in commodity prices, operating costs and volumes produced, all of which affect us and our industry. We have no control over market prices for natural gas, NGLs or oil, although we may be able to influence realized revenues through the use of derivative contracts as part of our commodity price risk management.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of March 31, 2023, we had no outstanding borrowings under our bank credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We also have undrawn letters of credit of $292.3 million as of March 31, 2023. We were in compliance with the applicable covenants under the bank credit facility as of March 31, 2023.

The borrowing base is subject to regular, semi-annual redeterminations and is dependent on a number of factors but primarily the lender’s assessment of our future cash flows. Our scheduled borrowing base redetermination was completed in March 2023 with our borrowing base and commitments reaffirmed.

Our daily weighted-average bank credit facility debt balance was $32.0 million for first three months ended March 31, 2023 compared to $65.3 million for the same period of the prior year. Borrowings under the amended and restated revolving bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans.

Uses of Cash

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first three months 2023, we funded $138.3 million of capital expenditures as reported in our consolidated statement of cash flows with operating cash flows. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our next significant long-term debt maturity is in the amount of $750.0 million due 2025. As part of our strategy for 2023, we will continue to focus on improving our financial strength.

Our quarterly cash dividend was reinstated in third quarter of 2022. See also Cash Dividend Payments below. During the first three months 2023, we repurchased 400,000 shares of our common stock at an aggregate cost of $9.7 million (including 77,000 shares purchased in March and settled in April). The total remaining share repurchase authorization was approximately $1.1 billion at March 31, 2023.

Shelf Registration

We have a universal shelf registration statement filed with the SEC under which we, as a well-known seasoned issuer for purposes of SEC rules, have the ability to sell an indeterminate amount of various types of debt and equity securities.

Cash Dividend Payments

On March 1, 2023, our board of directors approved a dividend of $0.08 per share payable on March 31, 2023 to stockholders of record at the close of business on March 15, 2023. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. As of March 31, 2023, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of March 31, 2023, we had a total of $292.3 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2022, there have been no material changes to our contractual obligations.

Interest Rates

At March 31, 2023, we had approximately $1.9 billion of debt outstanding which bore interest at fixed rates averaging 5.9%. We had no variable rate debt outstanding at March 31, 2023.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under Cash Contractual Obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our costs and expenses are affected by general inflation and we expect costs for the remainder of 2023 to continue to be a function of supply and demand.

Forward-Looking Statements

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements typically contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “estimates,” “predicts,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide only partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and regional index prices for North American natural gas production. However, natural gas and NGLs prices are becoming global commodities similar to oil. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 65% of our December 31, 2022 proved reserves are natural gas and 2% of proved reserves are oil and condensate. In addition, a portion of our NGLs, which are 33% of proved reserves, are also impacted by changes in oil prices. We are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2022 to March 31, 2023.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. At March 31, 2023, our derivative program includes swaps, collars and three-way collars. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs, as of March 31, 2023, approximated a net unrealized pretax gain of $249.6 million. These contracts expire monthly through December 2024. At March 31, 2023, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling	Fair Market Value (in thousands)
Natural Gas
2023	Swaps	354,636 Mmbtu/day	$3.48				$66,000
2023	Collars	261,091 Mmbtu/day			$3.40	$4.52	$57,635
2023	Three-way Collars	176,400 Mmbtu/day		$2.59	$3.62	$4.71	$28,338
2024	Swaps	150,000 Mmbtu/day	$4.46				$42,917
2024	Collars	429,235 Mmbtu/day			$3.51	$5.65	$56,784

Crude Oil
2023	Swaps	5,000 bbls/day	$71.28				$(4,525)
January-September 2024	Collars	832 bbls/day			$80.00	$90.12	$2,464

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars and three-way collars discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a loss of $50.3 million at March 31, 2023 and they settle monthly through December 2026.

At March 31, 2023, we are entitled to receive contingent consideration associated with the sale of our North Louisiana assets, annually through 2023, of up to $21.0 million based on future achievement of certain natural gas and oil prices based on published indexes along with the realized NGLs prices of the buyer. The fair value at March 31, 2023 was a gain of $9.2 million.

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2023. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$104,392	$(55,387)	$(138,468)	$55,387	$138,467
Collars	116,883	(53,144)	(132,385)	54,354	140,297
Three-way collars	28,338	(5,614)	(15,560)	5,279	12,099
Basis swaps	(50,272)	18,262	45,655	(18,262)	(45,655)
Divestiture contingent consideration	9,160	1,050	2,490	(1,110)	(3,190)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2023, our derivative counterparties include fourteen financial institutions, of which all but six are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

We are exposed to interest rate risk on our bank debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest costs, interest rate volatility and financing risk. This is accomplished through a mix of fixed rate senior and, at times, variable rate bank debt. At March 31, 2023, we had $1.9 billion of debt outstanding which bears interest at fixed rates averaging 5.9%. We had no variable rate bank debt outstanding as of March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our common stock during the first quarter 2023 is as follows:

	Three Months Ended March 31, 2023
Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
January 2023	—	$—	—	$1,100,400,840
February 2023	—	$—	—	$1,100,400,840
March 2023 (c)	400,000	$24.16	400,000	$1,090,737,354
	400,000		400,000

(a)	Includes any fees, commissions or other expenses associated with the share repurchases.
(b)

In October 2019, our board of directors authorized a $100 million common stock repurchase program. In February 2022, our board of directors subsequently increased the authorization for repurchases under the program for a cumulative approval of $530.0 million which includes fees, commissions and expenses. The share repurchase authority does not obligate us to acquire any specific number of shares. The program may be changed based upon our financial condition and is subject to termination by the board of directors prior to completion. On October 21, 2022, the board of directors authorized an additional repurchase of up to $1.0 billion of our outstanding common stock under this program. Shares repurchased as of March 31, 2023 were held as treasury stock.

(c)	Includes 77,000 shares that were purchased in March 2023 and settled in April 2023.

ITEM 6. EXHIBITS

Exhibit index

Exhibit Number	Exhibit Description
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

Date: April 24, 2023

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: April 24, 2023

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer