Form 10-Q
period 2023-06-30
RANGE RESOURCES CORP
filed 2023-07-24
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☑

241,352,080 shares of common stock were outstanding on July 21, 2023

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2023

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2022 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$162,075	$207
Accounts receivable, less allowance for doubtful accounts of $308 and $314	187,762	481,050
Contingent consideration receivable	—	24,500
Derivative assets	176,247	925
Other current assets	35,487	32,905
Total current assets	561,571	539,587
Derivative assets	80,421	40,990
Natural gas properties, successful efforts method	10,950,249	10,655,879
Accumulated depletion and depreciation	(4,933,579)	(4,765,475)
	6,016,670	5,890,404
Other property and equipment	74,725	74,638
Accumulated depreciation and amortization	(72,993)	(72,204)
	1,732	2,434
Operating lease right-of-use assets	52,637	84,070
Other assets	77,141	68,077
Total assets	$6,790,172	$6,625,562

Liabilities
Current liabilities:
Accounts payable	$139,352	$206,738
Asset retirement obligations	4,570	4,570
Accrued liabilities	301,762	442,922
Deferred compensation liabilities	79,443	89,334
Accrued interest	38,645	39,138
Divestiture contract obligation	88,263	86,546
Derivative liabilities	—	151,417
Total current liabilities	652,035	1,020,665
Bank debt	—	9,509
Senior notes	1,772,655	1,832,451
Deferred tax liabilities	467,768	333,571
Derivative liabilities	1,018	15,495
Deferred compensation liabilities	64,633	99,907
Operating lease liabilities	18,135	20,903
Asset retirement obligations and other liabilities	114,629	112,981
Divestiture contract obligation	311,692	304,074
Total liabilities	3,402,565	3,749,556
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 265,751,577 issued at June 30, 2023 and 262,887,265 issued at December 31, 2022	2,657	2,629
Common stock held in treasury, 24,401,065 shares at June 30, 2023 and 24,001,535 shares at December 31, 2022	(439,302)	(429,659)
Additional paid-in capital	5,813,408	5,764,970
Accumulated other comprehensive income	485	467
Retained deficit	(1,989,641)	(2,462,401)
Total stockholders' equity	3,387,607	2,876,006
Total liabilities and stockholders’ equity	$6,790,172	$6,625,562

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues and other income:
Natural gas, NGLs and oil sales	$468,382	$1,356,892	$1,204,664	$2,389,243
Derivative fair value income (loss)	123,734	(239,922)	491,701	(1,178,979)
Brokered natural gas, marketing and other	44,861	108,173	126,972	195,615
Total revenues and other income	636,977	1,225,143	1,823,337	1,405,879
Costs and expenses:
Direct operating	23,896	20,050	50,880	40,338
Transportation, gathering, processing and compression	268,190	327,907	553,673	625,694
Taxes other than income	6,993	8,053	14,887	15,132
Brokered natural gas and marketing	44,800	110,109	111,868	203,232
Exploration	7,448	7,506	12,052	12,205
Abandonment and impairment of unproved properties	25,786	7,137	33,296	9,133
General and administrative	39,526	42,908	82,672	85,445
Exit costs	48,654	36,069	60,977	47,184
Deferred compensation plan	11,153	(19,221)	20,549	54,122
Interest	31,117	42,001	63,319	89,176
(Gain) loss on early extinguishment of debt	(439)	22	(439)	69,232
Depletion, depreciation and amortization	85,016	86,498	171,578	172,102
Gain on the sale of assets	(106)	(82)	(244)	(413)
Total costs and expenses	592,034	668,957	1,175,068	1,422,582

Income (loss) before income taxes	44,943	556,186	648,269	(16,703)
Income tax (benefit) expense:
Current	(300)	9,000	2,399	13,751
Deferred	15,012	94,331	134,192	(26,501)
	14,712	103,331	136,591	(12,750)
Net income (loss)	$30,231	$452,855	$511,678	$(3,953)

Net income (loss) per common share:
Basic	$0.12	$1.81	$2.10	$(0.02)
Diluted	$0.12	$1.77	$2.07	$(0.02)

Dividends declared per share	$0.08	$—	$0.16	$—

Weighted average common shares outstanding:
Basic	238,970	243,492	238,497	244,416
Diluted	241,105	248,650	241,069	244,416

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$30,231	$452,855	$511,678	$(3,953)
Other comprehensive income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	12	73	24	146
Income tax benefit	(3)	(17)	(6)	(15)
Total comprehensive income (loss)	$30,240	$452,911	$511,696	$(3,822)

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022

Operating activities:
Net income (loss)	$511,678	$(3,953)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Deferred income tax expense (benefit)	134,192	(26,501)
Depletion, depreciation and amortization	171,578	172,102
Abandonment and impairment of unproved properties	33,296	9,133
Derivative fair value (income) loss	(491,701)	1,178,979
Cash settlements on derivative financial instruments	111,054	(540,845)
Divestiture contract obligation, including accretion	60,774	46,861
Amortization of deferred financing costs and other	2,594	5,120
Deferred and stock-based compensation	41,403	78,155
Gain on the sale of assets	(244)	(413)
(Gain) loss on early extinguishment of debt	(439)	69,232
Changes in working capital:
Accounts receivable	317,981	(107,198)
Other current assets	(2,998)	(23,099)
Accounts payable	(76,143)	36,374
Accrued liabilities and other	(211,479)	(162,827)
Net cash provided from operating activities	601,546	731,120
Investing activities:
Additions to natural gas properties	(277,088)	(211,232)
Additions to field service assets	(87)	(381)
Acreage purchases	(19,572)	(19,445)
Proceeds from disposal of assets	771	380
Purchases of marketable securities held by the deferred compensation plan	(39,346)	(37,499)
Proceeds from the sales of marketable securities held by the deferred compensation plan	43,663	39,823
Net cash used in investing activities	(291,659)	(228,354)
Financing activities:
Borrowings on credit facility	185,000	648,000
Repayments on credit facility	(204,000)	(647,000)
Issuance of senior notes	—	500,000
Repayment of senior notes	(60,934)	(1,068,117)
Dividends paid	(38,640)	—
Treasury stock purchases	(9,663)	(132,894)
Debt issuance costs	—	(15,798)
Taxes paid for shares withheld	(39,150)	(25,491)
Change in cash overdrafts	(19,657)	3,815
Proceeds from the sales of common stock held by the deferred compensation plan	39,025	20,653
Net cash used in financing activities	(148,019)	(716,832)
Increase (decrease) in cash and cash equivalents	161,868	(214,066)
Cash and cash equivalents at beginning of period	207	214,422
Cash and cash equivalents at end of period	$162,075	$356

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2023				Common			Accumulated
				stock	Additional		other
	Common stock		Treasury	held in	paid-in	Retained	comprehensive
	Shares	Par value	shares	treasury	capital	deficit	income	Total
Balance as of December 31, 2022	262,887	$2,629	24,002	$(429,659)	$5,764,970	$(2,462,401)	$467	$2,876,006
Issuance of common stock	2,794	28	—	—	(33,963)	—	—	(33,935)
Issuance of common stock upon vesting of PSUs	6	—	—	—	278	(278)	—	—
Stock-based compensation expense	—	—	—	—	9,096	—	—	9,096
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(19,334)	—	(19,334)
Treasury stock	—	—	322	(7,717)	(20)	—	—	(7,737)
Excise tax on stock repurchases	—	—	—	(97)	—	—	—	(97)
Other comprehensive income	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	481,447	—	481,447
Balance as of March 31, 2023	265,687	2,657	24,324	(437,473)	5,740,361	(2,000,566)	476	3,305,455
Issuance of common stock	65	—	—	—	64,360	—	—	64,360
Stock-based compensation expense	—	—	—	—	8,687	—	—	8,687
Cash dividends paid ($0.08 per share)	—	—	—	—	—	(19,306)	—	(19,306)
Treasury stock	—	—	77	(1,926)	—	—	—	(1,926)
Excise tax on stock repurchases	—	—	—	97	—	—	—	97
Other comprehensive income	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	30,231	—	30,231
Balance as of June 30, 2023	265,752	$2,657	24,401	$(439,302)	$5,813,408	$(1,989,641)	$485	$3,387,607

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

Fiscal Year 2022				Common			Accumulated
				stock	Additional		other
	Common stock		Treasury	held in	paid-in	Retained	comprehensive
	Shares	Par value	shares	treasury	capital	deficit	loss	Total
Balance as of December 31, 2021	259,796	$2,598	10,003	$(30,007)	$5,720,277	$(3,607,055)	$(150)	$2,085,663
Issuance of common stock	2,980	29	—	—	(21,276)	—	—	(21,247)
Issuance of common stock upon vesting of PSUs	2	—	—	—	78	(78)	—	—
Stock-based compensation expense	—	—	—	—	8,619	—	—	8,619
Treasury stock	—	—	599	(16,152)	(46)	—	—	(16,198)
Other comprehensive income	—	—	—	—	—	—	75	75
Net loss	—	—	—	—	—	(456,808)	—	(456,808)
Balance as of March 31, 2022	262,778	2,627	10,602	(46,159)	5,707,652	(4,063,941)	(75)	1,600,104
Issuance of common stock	108	1	—	—	33,132	—	—	33,133
Stock-based compensation expense	—	—	—	—	7,733	—	—	7,733
Treasury stock	—	—	4,000	(116,695)	(1)	—	—	(116,696)
Other comprehensive income	—	—	—	—	—	—	56	56
Net income	—	—	—	—	—	452,855	—	452,855
Balance as of June 30, 2022	262,886	$2,628	14,602	$(162,854)	$5,748,516	$(3,611,086)	$(19)	$1,977,185

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation is a Fort Worth, Texas-based independent natural gas, natural gas liquids (NGLs) and crude oil and condensate company engaged in the exploration, development and acquisition of natural gas and liquids properties in the Appalachian region of the United States. Our objective is to build stockholder value through returns-focused development of natural gas properties. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol "RRC."

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the SEC on February 27, 2023. The results of operations for second quarter and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. We make certain reclassifications to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income or cash flows.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

There were no issued pending accounting standards expected to have a material impact on our consolidated financial statements.

(4) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and condensate sales (referred to below as oil sales). Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Other marketing revenue for the three months ended June 30, 2023 includes the receipt of a $1.5 million make-whole payment and the six months ended June 30, 2023 includes a total of $5.1 million in make-whole payments. Accounts receivable attributable to our revenue contracts with customers was $165.8 million at June 30, 2023 and $463.3 million at December 31, 2022. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Natural gas sales	$225,359	$909,754	$666,939	$1,539,677
NGLs sales	200,717	374,699	457,157	713,068
Oil sales	42,306	72,439	80,568	136,498
Total natural gas, NGLs and oil sales	468,382	1,356,892	1,204,664	2,389,243
Sales of purchased natural gas	39,034	103,368	114,094	187,430
Sales of purchased NGLs	300	640	668	2,280
Interest income	1,780	30	2,737	41
Other marketing revenue	3,747	4,135	9,473	5,864
Total	$513,243	$1,465,065	$1,331,636	$2,584,858

(5) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. The effective income tax rate is influenced by a variety of factors including geographic sources and relative magnitude of these sources of income. Income taxes for discrete items are computed and recorded in the period that a specific transaction occurs. For three months and six months ended June 30, 2023 and 2022, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes, equity compensation, valuation allowances and other tax items. Current income taxes reflect estimated state income taxes due for 2023 which is based on our estimated earnings, taking into account state tax rates and laws regarding NOL limitations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss), as reported	$30,231	$452,855	$511,678	$(3,953)
Participating earnings (a)	(679)	(12,056)	(11,636)	—
Basic net income (loss) attributed to common shareholders	29,552	440,799	500,042	(3,953)
Reallocation of participating earnings (a)	2	244	112	—
Diluted net income (loss) attributed to common shareholders	$29,554	$441,043	$500,154	$(3,953)
Net income (loss) per common share:
Basic	$0.12	$1.81	$2.10	$(0.02)
Diluted	$0.12	$1.77	$2.07	$(0.02)

(a)

Restricted Stock Awards represent participating securities because they participate in nonforfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding – basic	238,970	243,492	238,497	244,416
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	2,135	5,158	2,572	—
Weighted average common shares outstanding – diluted	241,105	248,650	241,069	244,416

Weighted average common shares outstanding – basic for second quarter 2023 excludes 5.4 million shares of restricted stock held in our deferred compensation plan compared to 6.7 million shares in second quarter 2022 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding – basic for first six months 2023 excludes 5.5 million shares of restricted stock held in our deferred compensation plan compared to 6.4 million shares for first six months 2022. For the three months ended June 30, 2022, 2,000 equity grants were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. Due to our net loss for first six months 2022, we excluded all equity grants from the computation of net loss per share because the effect would have been anti-dilutive to the computations.

(7) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2023	December 31, 2022
	(in thousands)
Natural gas properties:
Properties subject to depletion	$10,163,846	$9,855,287
Unproved properties	786,403	800,592
Total	10,950,249	10,655,879
Accumulated depletion and depreciation	(4,933,579)	(4,765,475)
Net capitalized costs	$6,016,670	$5,890,404

(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below. No interest was capitalized during the six months ended June 30, 2023 or the year ended December 31, 2022 (in thousands).

	June 30, 2023	December 31, 2022
Bank debt	$—	$19,000
Senior notes:
4.875% senior notes due 2025	688,388	750,000
8.25% senior notes due 2029	600,000	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	1,788,388	1,850,000
Unamortized debt issuance costs	(15,733)	(27,040)
Total debt, net of debt issuance costs	$1,772,655	$1,841,960

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to periodic redeterminations and for event-driven unscheduled redeterminations. As of June 30, 2023, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans. We had no outstanding balance on our credit facility during second quarter 2023. The weighted average interest rate was 4.1% for second quarter 2022. The weighted average interest rate was 8.4% for first six months 2023 compared to 3.4% for first six months of 2022. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At June 30, 2023, the commitment fee was 0.375% and the interest rate margin was 1.75% on our SOFR loans and 0.75% on our ABR loans.

As part of our redetermination completed in March 2023, our borrowing base was reaffirmed for $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On June 30, 2023, we had no outstanding borrowings on our bank credit facility. Additionally, we had $292.9 million of undrawn letters of credit, leaving $1.2 billion of committed borrowing capacity available under the facility.

Early Extinguishment of Debt

In second quarter 2023, we repurchased in the open market $61.6 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $439,000, net of the remaining deferred financing costs on the repurchased debt. Although we have no obligation to do so, we may continue, from time-to-time, to retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions or otherwise.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. We are required to maintain a maximum consolidated debt to EBITDAX ratio (as defined in the bank credit facility agreement) of 3.75x and a minimum current ratio (as defined in the bank credit facility agreement) of 1.0x. We were in compliance with applicable covenants under the bank credit facility at June 30, 2023.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning of period	$109,851	$95,836
Liabilities incurred	1,698	2,589
Liabilities settled	(2,139)	(10,650)
Accretion expense	2,944	6,569
Change in estimate	219	15,507
End of period	112,573	109,851
Less current portion	(4,570)	(4,570)
Long-term asset retirement obligations	$108,003	$105,281

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of operations.

(10) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, three-way collars or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget, fixed costs and investment plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (NYMEX) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net gain of $216.8 million at June 30, 2023. These contracts expire monthly through December 2026. The following table sets forth our commodity-based derivative volumes by year as of June 30, 2023, excluding our basis swaps and divestiture contingent consideration which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas (a)
2023	Swaps	381,658 Mmbtu/day	$3.52
2023	Collars	256,685 Mmbtu/day			$3.37	$4.50
2023	Three-way Collars	140,000 Mmbtu/day		$2.25	$3.25	$4.28
2024	Swaps	304,973 Mmbtu/day	$4.01
2024	Collars	436,694 Mmbtu/day			$3.50	$5.63
2024	Three-way Collars	50,000 Mmbtu/day		$2.50	$3.50	$4.24
2025	Swaps	360,000 Mmbtu/day	$4.12
2026	Swaps	32,500 Mmbtu/day	$4.16

Crude Oil
2023	Swaps	5,000 bbls/day	$71.30
January-September 2024	Collars	832 bbls/day			$80.00	$90.12

(a)	We sold natural gas swaptions on 90,000 Mmbtu/day for 2025 at a weighted average price of $4.25/Mmbtu. These swaptions expire December 31, 2023.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the commodity derivatives described above, at June 30, 2023, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle monthly through December 2026 and include a total volume of 371,577,500 Mmbtu. The fair value of these contracts was a gain of $30.7 million at June 30, 2023.

Divestiture Contingent Consideration

We have the right to receive contingent consideration in conjunction with the sale of our North Louisiana assets in third quarter 2020 that is a derivative financial instrument not designated as a hedging instrument. The remaining contingent consideration of up to $21.0 million is based on future achievement of natural gas and oil prices based on published indexes and realized NGLs prices of the buyer for 2023. All changes in the fair value are recognized as a gain or loss in earnings in the period they occur in derivative fair value income or loss in our consolidated statements of operations. For first six months 2023, this fair value has decreased $4.9 million for a fair value of $8.1 million as of June 30, 2023.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

		June 30, 2023
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$116,529	$(3,359)	$113,170
	–swaptions	—	(2,492)	(2,492)
	–collars	94,885	(2,044)	92,841
	–three-way collars	10,017	(240)	9,777
	–basis swaps	47,065	(15,317)	31,748
Crude oil	–swaps	1,092	(391)	701
	–collars	2,783	—	2,783
Divestiture contingent consideration		8,140	—	8,140
		$280,511	$(23,843)	$256,668

		June 30, 2023
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(3,359)	$3,359	$—
	–swaptions	(2,492)	2,492	—
	–collars	(2,044)	2,044	—
	–three-way collars	(240)	240	—
	–basis swaps	(16,335)	15,317	(1,018)
Crude oil	–swaps	(391)	391	—
		$(24,861)	$23,843	$(1,018)

		December 31, 2022
		Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Derivative assets:
Natural gas	–swaps	$19,438	$(6,236)	$13,202
	–collars	54,222	(45,452)	8,770
	–three-way collars	12,424	(12,424)	—
	–basis swaps	25,493	(20,437)	5,056
Crude oil	–collars	1,807	—	1,807
Divestiture contingent consideration		13,080	—	13,080
		$126,464	$(84,549)	$41,915

		December 31, 2022
		Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of (Liabilities) Presented in the Balance Sheet
Derivative (liabilities):
Natural gas	–swaps	$(115,374)	$6,236	$(109,138)
	–collars	(72,866)	45,452	(27,414)
	–three-way collars	(24,341)	12,424	(11,917)
	–basis swaps	(24,972)	20,437	(4,535)
Crude oil	–swaps	(13,908)	—	(13,908)
		$(251,461)	$84,549	$(166,912)

The effects of our derivatives on our consolidated statements of operations are summarized below (in thousands):

	Derivative Fair Value Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commodity swaps	$43,067	$(127,949)	$252,159	$(649,304)
Swaptions	(2,492)	19,868	(2,492)	(14,854)
Three-way collars	5,399	(27,506)	56,214	(207,432)
Collars	11,787	(83,252)	172,358	(315,545)
Calls	—	—	—	(1,363)
Basis swaps	66,993	(21,083)	18,402	1,432
Freight swaps	—	—	—	(33)
Divestiture contingent consideration	(1,020)	—	(4,940)	8,120
Total	$123,734	$(239,922)	$491,701	$(1,178,979)

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2023 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2023
Trading securities held in the deferred compensation plans		$58,739	$—	$—	$58,739

Commodity price derivatives	–swaps	—	113,871	—	113,871
	–collars	—	95,624	—	95,624
	–three-way collars	—	9,777	—	9,777
	–basis swaps	—	30,730	—	30,730
	–swaptions	—	—	(2,492)	(2,492)
Divestiture contingent consideration		—	8,140	—	8,140

		Fair Value Measurements at December 31, 2022 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2022
Trading securities held in the deferred compensation plans		$57,717	$—	$—	$57,717

Commodity price derivatives	–swaps	—	(109,844)	—	(109,844)
	–collars	—	(16,837)	—	(16,837)
	–three-way collars	—	(11,917)	—	(11,917)
	–basis swaps	—	521	—	521
Divesture contingent consideration		—	13,080	—	13,080

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. Derivatives in Level 3 are also measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. However, the subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement and is considered a significant unobservable input. As of June 30, 2023, a portion of our natural gas instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed-price swaps. At June 30, 2023, we used a weighted average implied volatility of 19% for natural gas for our swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Six Months Ended June 30, 2023
Balance at December 31, 2022	$—
Total losses:
Included in earnings	—
Additions	(2,492)
Balance at June 30, 2023	$(2,492)

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to- market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of operations. For second quarter 2023, interest and dividends were $435,000 and the mark-to-market adjustment was a gain of $2.6 million compared to interest and dividends of $175,000 and a mark-to-market loss of $9.6 million in second quarter 2022. For first six months 2023, interest and dividends were $614,000 and the mark-to-market adjustment was a gain of $5.7 million compared to interest and dividends of $291,000 and a mark-to-market loss of $14.0 million in first six months 2022.

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

Fair Values - Non-recurring

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges in second quarter or first six months 2023.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives	$248,528	$248,528	$28,835	$28,835
Divestiture contingent consideration	8,140	8,140	13,080	13,080
Marketable securities (a)	58,739	58,739	57,717	57,717
(Liabilities):
Commodity derivatives	(1,018)	(1,018)	(166,912)	(166,912)
Bank credit facility (b)	—	—	(19,000)	(19,000)
4.875% senior notes due 2025 (b)	(688,388)	(676,940)	(750,000)	(714,870)
8.25% senior notes due 2029 (b)	(600,000)	(624,696)	(600,000)	(618,312)
4.75% senior notes due 2030 (b)	(500,000)	(450,430)	(500,000)	(442,350)
Deferred compensation plan (c)	(144,076)	(144,076)	(189,241)	(189,241)

(a)	Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)	The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes is based on end of period market quotes which are Level 2 inputs.
(c)	The fair value of our deferred compensation plan is updated to the closing price on the balance sheet date which is a Level 1 input.

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected occurrence of bad debt expense. Non-financial liabilities initially measured at fair value include asset retirement obligations, operating lease liabilities and the divestiture contract obligation that we incurred in conjunction with the sale of our North Louisiana assets.

Concentrations of Credit Risk

As of June 30, 2023, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate assurances are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectable receivables was $308,000 at June 30, 2023 and $314,000 at December 31, 2022. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At June 30, 2023, our derivative counterparties include fourteen financial institutions, of which all but six are secured lenders in our bank credit facility. At June 30, 2023, our net derivative asset includes an aggregate net receivable of $20.5 million from five counterparties not included in our bank credit facility and a payable to the remaining counterparty of $190,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct operating expense	$426	$362	$841	$711
Brokered natural gas and marketing expense	460	686	1,121	1,205
Exploration expense	303	318	623	770
General and administrative expense	8,415	10,270	18,015	21,843
Total stock-based compensation expense	$9,604	$11,636	$20,600	$24,529

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

Restricted Stock – Equity Awards

In first six months 2023, we granted 1.6 million restricted stock Equity Awards to employees at an average grant date fair value of $25.01 compared to 1.4 million at an average grant date fair value of $18.50 in first six months 2022. We recorded compensation expense for these outstanding awards of $15.3 million in first six months 2023 compared to $10.9 million in the same period of 2022. Restricted stock Equity Awards are not issued until such time as they are vested and grantees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first six months 2023, we granted 11,000 shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $24.70 which generally vest at the end of a three-year period and 8,000 shares were granted to non-employee directors at an average price of $25.07 with vesting at the end of one year. In first six months 2022, we granted 602,000 shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $20.43 with vesting generally at the end of a three-year period and 47,000 shares were granted to non-employee directors at an average price of $27.52 with vesting at the end of one year. We recorded compensation expense for these Liability Awards of $2.7 million in first six months 2023 compared to $6.9 million in first six months 2022. These awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of operations (see additional discussion below).

Stock-Based Performance Awards

Internal Performance Metric Awards. These awards vest at the end of the three-year performance period. The performance metrics are set by the Compensation Committee. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. In first six months 2023, we granted 81,000 internal performance units compared to 153,000 in the same period of the prior year. We recorded compensation expense for these awards of $1.4 million in first six months 2023 compared to expense of $3.5 million in first six months 2022.

TSR Awards. These awards granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of these awards granted during first six months 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.8%	1.4%
Expected annual volatility	61%	68%
Grant date fair value per unit	$30.37	$27.90

In first six months 2023, we granted 64,000 TSR Awards compared to 112,000 in the same period of the prior year. We recorded compensation expense of $886,000 in first six months 2023 compared to $1.5 million in the same period of 2022. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

The following is a summary of the activity for our restricted stock and performance awards at June 30, 2023:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards		Stock-Based Performance Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,736,688	$14.44	379,633	$14.71	1,950,632	$9.02
Granted	1,608,170	25.01	18,732	24.86	145,747	26.86
Vested	(955,354)	16.49	(193,483)	14.20	(1,158,797)	4.80
Forfeited	(25,090)	17.64	—	—	—	—
Outstanding at June 30, 2023	2,364,414	$20.77	204,882	$16.11	937,582	$17.01

(a)

Amounts granted reflect performance units initially granted. The actual payout will be between zero and 200% depending on achievement of either total stockholder return ranking compared to our peers at the vesting date or on the achievement of internal performance targets.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which vests at the end of three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of operations. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market loss of $11.2 million in second quarter 2023 compared to a mark-to-market gain of $19.2 million in second quarter 2022. We recorded a mark-to-market loss of $20.5 million in first six months 2023 compared to a mark-to-market loss of $54.1 million in first six months 2022. The Rabbi Trust held 3.1 million shares (2.9 million of which were vested) of Range stock at June 30, 2023 compared to 5.6 million shares (5.3 million of which were vested) at December 31, 2022.
(13) EXIT COSTS

Exit Costs

In third quarter 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In second quarter 2023, we recorded a net adjustment of $37.8 million to increase this obligation primarily for higher rates due to inflation. In second quarter 2022, we recorded a net adjustment of $24.8 million to increase the obligation for a change in our forecasted drilling plans of the buyer. In first six months 2023, we recorded accretion expense of $21.0 million compared to $22.1 million in the same period of the prior year. The estimated discounted divestiture contract obligation was $400.0 million at June 30, 2023.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. The estimated remaining discounted obligation for these transportation capacity releases as of June 30, 2023 was $3.8 million.

The following summarizes our exit costs for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Transportation contract capacity releases (including accretion of discount)	$95	$162	$203	$323
Divestiture contract obligation (including accretion of discount)	48,559	35,907	60,774	46,861
	$48,654	$36,069	$60,977	$47,184

The following details the accrued exit cost liability activity for the six months ended June 30, 2023 (in thousands):

Exit Costs (a)
Balance at December 31, 2022	$395,680
Accretion of discount	21,216
Changes in estimate	39,761
Payments	(52,868)
Balance at June 30, 2023	$403,789

(a)	Includes the divestiture contract obligation and the transportation contract capacity release obligation.

(14) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance	238,885,730	249,792,908
Restricted stock grants	47,800	671,303
Restricted stock units vested	1,752,991	1,827,625
Performance stock units issued	1,057,245	590,940
Performance stock dividends	6,276	1,843
Treasury shares	(399,530)	(13,998,889)
Ending balance	241,350,512	238,885,730

Stock Repurchase Program

In 2019, the board of directors approved a stock purchase program to acquire up to $100.0 million of our outstanding common stock. In early 2022, our board authorized an additional repurchase of up to $430.0 million of our outstanding common stock for an aggregate available amount at that time of $500.0 million. On October 21, 2022, our board of directors authorized an additional repurchase of up to $1.0 billion for common stock repurchases. Under this program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. Purchases under the program are made at our discretion and may change based upon market conditions. In first six months 2023, we repurchased 400,000 shares at an aggregate cost of $9.7 million. The following is a schedule of the change in treasury shares for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning balance	24,401,065	24,001,535
Rabbi trust shares distributed/sold	—	(470)
Shares repurchased	—	400,000
Ending balance	24,401,065	24,401,065

(15) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$(2,200)	$(12,467)
Interest paid	(60,987)	(111,733)
Non-cash investing and financing activities included:
Increase in asset retirement costs capitalized	1,917	2,965
Increase (decrease) in accrued capital expenditures	28,440	(10,740)

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of June 30, 2023, liabilities for remediation were not material. We are not aware of any environmental claims existing as of June 30, 2023 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

(17) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(in thousands)
Acquisitions:
Acreage purchases	$20,007	$28,735
Development	304,577	460,668
Exploration:
Drilling	—	—
Expense	11,429	25,194
Stock-based compensation expense	623	1,578
Gas gathering facilities:
Development	1,211	1,466
Subtotal	337,847	517,641
Asset retirement obligations	1,917	18,096
Total costs incurred	$339,764	$535,737

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

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large producing nations, the Russia-Ukraine conflict, global inventories of oil and natural gas, future monetary policy and governmental policies aimed at transitioning towards lower carbon energy and we expect prices for some or all of the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the market. In first quarter 2023, natural gas prices declined based on the relatively mild winter and extended down time at a liquefied natural gas export facility. Subsequently, high levels of domestic U.S. gas storage compared with the five-year average kept natural gas prices below $3.00 in second quarter 2023. Longer term natural gas futures have remained strong based on market expectations that associated gas-related activity in oil basins and dry gas basin activity will show modest rates of growth when compared with the past due to infrastructure constraints, capital discipline and core inventory exhaustion. In addition, the global energy crisis further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for U.S. liquefied natural gas exports, domestic industrial gas demand and power generation. Other factors such as geopolitical disruptions, supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace and extent of tightening global monetary policy may impact the supply and demand for oil, natural gas and NGLs. We continue to assess and monitor the impact and consequences of these factors on our operations.

While expected commodity prices have declined in 2023 compared to prior year, we believe market data supports a positive outlook given significant new demand and export infrastructure currently under construction. We believe that our competitive full-cycle cost structure, robust drilling inventory, reduced debt levels and risk reduction through hedging have us well positioned within the industry.

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGLs and oil benchmarks significantly decreased in second quarter 2023 when compared to the same period of 2022 and also decreased in first six months 2023 compared to the same period of 2022. As a result, we experienced a significant decrease in price realizations. The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$2.10	$7.18	$2.79	$6.04
Oil (per bbl)	73.98	108.40	74.95	101.60
Mont Belvieu NGLs composite (per gallon) (b)	0.50	1.04	0.56	1.01

(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange.
(b)	Based on our estimated NGLs product composition per barrel.

Our price realizations (not including the impact of our derivatives) may differ from these benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of Second Quarter 2023 Results

During second quarter 2023, we recognized net income of $30.2 million, or $0.12 per diluted common share compared to net income of $452.9 million, or $1.77 per diluted common share during second quarter 2022. The lower net income in second quarter 2023 compared to second quarter 2022 reflects the impact of significantly lower commodity prices on our natural gas, NGLs and oil sales and on our reported derivative fair value income (loss). In addition, we recorded a mark-to-market loss on our deferred compensation plan compared to a gain in the same period of the prior year. See page 30 for more information on our derivative fair value income (loss).

For second quarter 2023, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 56% decrease in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) when compared to the same quarter of 2022. Daily production averaged 2.1 Bcfe in both the second quarter 2023 and 2022.

Our second quarter 2023 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil decreased 65% from the same period of 2022 with a 66% decrease in average realized prices (before cash settlements on our derivatives);
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 43% from the same period of 2022;
•
transportation, gathering, processing and compression per mcfe was $1.42 in second quarter 2023 compared to $1.74 in the same period of 2022 primarily due to lower prices;
•
direct operating expense per mcfe was $0.13 in second quarter 2023 compared to $0.11 in the same period of 2022 primarily due to higher equipment costs, higher water handling/hauling costs, higher contract labor and services and higher workovers;
•
general and administrative expense per mcfe decreased 9% from same period of 2022 primarily due to lower stock-based compensation costs and lower legal fees;
•
interest expense per mcfe decreased 27% from the same period of 2022 due to lower debt balances; and

•
depletion, depreciation and amortization ("DD&A") rate per mcfe decreased 2% from the same period of 2022.

During second quarter 2023, we continued to enhance our balance sheet, return capital to investors and preserve liquidity:

•
paid $19.3 million of dividends, or $0.08 per share compared to none in second quarter 2022;
•
repurchased $1.9 million of our common stock;
•
repurchased in the open market $61.6 million face value of our 4.875% senior notes due 2025 at a discount; and
•
as of June 30, we have $162.1 million of cash along with $1.2 billion available under our credit facility.

Our cash flow from operating activities in second quarter 2023 was $126.6 million, a decrease of $198.1 million from the second quarter 2022 with significantly lower commodity prices partially offset by a favorable impact from the change in working capital.

Overview of First Six Months 2023 Results

During first six months 2023, we recognized net income of $511.7 million, or $2.07 per diluted common share compared to a net loss of $4.0 million, or $0.02 per diluted common share during first six months 2022. The improvement in our net income for first six months 2023 compared to 2022 reflects the impact of significantly lower commodity prices on our reported derivative fair value income or loss. Given the significant decrease in commodity prices, our derivative fair value income or loss, which includes the non-cash fair value adjustment related to our derivatives, was a gain of $491.7 million in first six months 2023 compared to a loss of $1.2 billion in first six months of the prior year. In addition, first six months 2023 includes a gain on extinguishment of debt compared to a loss in the same period of the prior year offset by the impact of significantly lower commodity prices on our natural gas, NGLs and oil sales. For additional information on our derivative fair value income (loss), see page 30.

For first six months 2023, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 39% decrease in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) somewhat offset by slightly higher production volumes when compared to the same period of 2022. Daily production averaged 2.1 Bcfe in both the first six months 2023 and 2022.

Our first six months 2023 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil decreased 50% from the same period of 2022 with a 51% decrease in average realized prices (before cash settlements on our derivatives) partially offset by slightly higher production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 29% from the same period of 2022;
•
transportation, gathering, processing and compression per mcfe was $1.45 in first six months 2023 compared to $1.67 in the same period of 2022 due to lower prices;
•
direct operating expense per mcfe was $0.13 in first six months 2023 compared to $0.11 in the same period of 2022 due to higher workovers along with higher water handling/hauling costs and higher contract labor and service costs;
•
general and administrative expense per mcfe for the first six months 2023 decreased 4% from the same period of 2022 primarily due to lower stock-based compensation and lower legal fees;
•
interest expense per mcfe decreased 29% from the same period of 2022 due to lower debt balances; and
•
DD&A rate per mcfe decreased 2% from the same period of 2022.

First six months 2023 also included the following highlights to enhance our balance sheet, return capital to investors and preserve liquidity:

•
paid $38.6 million in dividends or $0.16 per share compared to none in first six months 2022;
•
repurchased $9.7 million of our common stock;
•
repurchased in the open market $61.6 million face value of our 4.875% senior notes due 2025 at a discount; and
•
enhanced liquidity with the accumulation of cash totaling $162.1 million along with $1.2 billion available under our credit facility.

Our cash flow from operating activities in first six months 2023 was $601.5 million, a decrease of $129.6 million from the same period of 2022 with significantly lower realized prices partially offset by slightly higher production volumes and a favorable impact from the change in working capital.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In second quarter 2023, natural gas, NGLs and oil sales decreased 65% compared to second quarter 2022 with a 66% decrease in average realized prices (before cash settlements on our derivatives) and slightly higher production. In first six months 2023, natural gas, NGLs and oil sales decreased 50% compared to the same period of 2022 with a 51% decrease in average realized prices (before cash settlements on derivatives) partially offset by a 2% increase in production. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Natural gas, NGLs and oil sales
Natural gas	$225,359	$909,754	$(684,395)	(75)%	$666,939	$1,539,677	$(872,738)	(57)%
NGLs	200,717	374,699	(173,982)	(46)%	457,157	713,068	(255,911)	(36)%
Oil	42,306	72,439	(30,133)	(42)%	80,568	136,498	(55,930)	(41)%
Total natural gas, NGLs and oil sales	$468,382	$1,356,892	$(888,510)	(65)%	$1,204,664	$2,389,243	$(1,184,579)	(50)%

Our production is determined by drilling success which offsets the natural decline of our natural gas and oil reserves through production. Our production for the three and six months ended June 30, 2023 and 2022 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Production (a)
Natural gas (mcf)	129,416,394	131,721,014	(2,304,620)	(2)%	263,062,458	262,971,351	91,107	—%
NGLs (bbls)	9,330,430	8,784,851	545,579	6%	18,620,169	17,238,296	1,381,873	8%
Crude oil (bbls)	658,249	716,168	(57,919)	(8)%	1,231,285	1,446,630	(215,345)	(15)%
Total (mcfe) (b)	189,348,468	188,727,128	621,340	—%	382,171,182	375,080,907	7,090,275	2%

Average daily production (a)
Natural gas (mcf)	1,422,158	1,447,484	(25,326)	(2)%	1,453,384	1,452,880	504	—%
NGLs (bbls)	102,532	96,537	5,995	6%	102,874	95,239	7,635	8%
Crude oil (bbls)	7,234	7,870	(636)	(8)%	6,803	7,992	(1,189)	(15)%
Total (mcfe) (b)	2,080,752	2,073,924	6,828	—%	2,111,443	2,072,270	39,173	2%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during second quarter 2023 was $1.46 per mcfe compared to $3.29 per mcfe in second quarter 2022. Our average realized price received (including all derivative settlements and third-party transportation costs) during first six months 2023 was $1.99 per mcfe compared to $3.26 per mcfe in first six months 2022. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of operations. Average realized prices (excluding derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three and six months ended June 30, 2023 and 2022 are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$1.74	$6.91	$(5.17)	(75)%	$2.54	$5.85	$(3.31)	(57)%
NGLs (per bbl)	21.51	42.65	(21.14)	(50)%	24.55	41.37	(16.82)	(41)%
Crude oil and condensate (per bbl)	64.27	101.15	(36.88)	(36)%	65.43	94.36	(28.93)	(31)%
Total (per mcfe) (a)	2.47	7.19	(4.72)	(66)%	3.15	6.37	(3.22)	(51)%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.34	$4.12	$(1.78)	(43)%	$2.97	$4.08	$(1.11)	(27)%
NGLs (per bbl)	21.51	41.46	(19.95)	(48)%	24.55	40.04	(15.49)	(39)%
Crude oil and condensate (per bbl)	62.54	59.46	3.08	5%	62.74	58.95	3.79	6%
Total (per mcfe) (a)	2.88	5.03	(2.15)	(43)%	3.44	4.93	(1.49)	(30)%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.24	$2.78	$(1.54)	(55)%	$1.85	$2.80	$(0.95)	(34)%
NGLs (per bbl)	8.03	24.25	(16.22)	(67)%	10.67	23.31	(12.64)	(54)%
Crude oil and condensate (per bbl)	62.14	59.46	2.68	5%	62.37	58.94	3.43	6%
Total (per mcfe) (a)	1.46	3.29	(1.83)	(56)%	1.99	3.26	(1.27)	(39)%

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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average natural gas differentials below NYMEX	$(0.36)	$(0.27)	$(0.25)	$(0.19)
Realized (losses) gains on basis hedging	$(0.11)	$(0.01)	$(0.04)	$0.06

The following tables reflect our production and average realized commodity prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	Price Variance	Volume Variance	2023	2022	Price Variance	Volume Variance	2023
Natural gas
Price (per mcf)	$6.91	$(5.17)	$—	$1.74	$5.85	$(3.31)	$—	$2.54
Production (Mmcf)	131,721	—	(2,305)	129,416	262,971	—	91	263,062
Natural gas sales	$909,754	$(668,478)	$(15,917)	$225,359	$1,539,677	$(873,271)	$533	$666,939

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	Price Variance	Volume Variance	2023	2022	Price Variance	Volume Variance	2023
NGLs
Price (per bbl)	$42.65	$(21.14)	$—	$21.51	$41.37	$(16.82)	$—	$24.55
Production (Mbbls)	8,785	—	545	9,330	17,238	—	1,382	18,620
NGLs sales	$374,699	$(197,252)	$23,270	$200,717	$713,068	$(313,073)	$57,162	$457,157

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	Price Variance	Volume Variance	2023	2022	Price Variance	Volume Variance	2023
Crude oil
Price (per bbl)	$101.15	$(36.88)	$—	$64.27	$94.36	$(28.93)	$—	$65.43
Production (Mbbls)	716	—	(58)	658	1,447	—	(216)	1,231
Crude oil sales	$72,439	$(24,275)	$(5,858)	$42,306	$136,498	$(35,611)	$(20,319)	$80,568

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	Price Variance	Volume Variance	2023	2022	Price Variance	Volume Variance	2023
Consolidated
Price (per mcfe)	$7.19	$(4.72)	$—	$2.47	$6.37	$(3.22)	$—	$3.15
Production (Mmcfe)	188,727	—	621	189,348	375,081	—	7,090	382,171
Total natural gas, NGLs and oil sales	$1,356,892	$(892,977)	$4,467	$468,382	$2,389,243	$(1,229,744)	$45,165	$1,204,664

Transportation, gathering, processing and compression expense was $268.2 million in second quarter 2023 compared to $327.9 million in second quarter 2022. These third-party costs are lower in second quarter 2023 when compared to second quarter 2022 due to lower fuel prices, lower electricity costs and the impact of lower NGLs prices which result in lower processing costs. The second quarter 2022 included a one-time adjustment of $7.5 million for a settlement regarding transportation, gathering and processing charges.

Transportation, gathering, processing and compression expense was $553.7 million in the first six months 2023 compared to $625.7 million in the same period of the prior year. These third party costs are lower in first six months 2023 when compared to the same period of 2022 due to the impact of lower NGL prices which result in lower processing costs, lower electricity and fuel costs. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and six months ended June 30, 2023 and 2022 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Transportation, gathering, processing and compression
Natural gas	$142,121	$176,788	$(34,667)	(20)%	$294,710	$337,224	$(42,514)	(13)%
NGLs	125,815	151,119	(25,304)	(17)%	258,527	288,459	(29,932)	(10)%
Oil	254	—	254	100%	436	11	425	3,864%
Total	$268,190	$327,907	$(59,717)	(18)%	$553,673	$625,694	$(72,021)	(12)%

Natural gas (per mcf)	$1.10	$1.34	$(0.24)	(18)%	$1.12	$1.28	$(0.16)	(13)%
NGLs (per bbl)	$13.48	$17.20	$(3.72)	(22)%	$13.88	$16.73	$(2.85)	(17)%
Oil (per bbl)	$0.39	$—	$0.39	100%	$0.35	$0.01	$0.34	3,400%

Derivative fair value income (loss) was income of $123.7 million in second quarter 2023 compared to a loss of $239.9 million in second quarter 2022. Derivative fair value income was $491.7 million in first six months 2023 compared to a loss of $1.2 billion in the same period of the prior year. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative fair value income (loss) per consolidated statements of operations	$123,734	$(239,922)	$491,701	$(1,178,979)

Non-cash fair value income (loss): (a)
Natural gas derivatives	$42,622	$139,249	$370,001	$(603,004)
Oil derivatives	5,546	9,434	15,586	(43,951)
NGLs derivatives	—	19,105	—	815
Freight derivatives	—	—	—	(114)
Divestiture contingent consideration	(1,020)	—	(4,940)	8,120
Total non-cash fair value income (loss) (a)	$47,148	$167,788	$380,647	$(638,134)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$77,725	$(367,347)	$114,375	$(466,805)
Oil derivatives	(1,139)	(29,858)	(3,321)	(51,217)
NGLs derivatives	—	(10,505)	—	(22,823)
Total net cash receipt (payment)	$76,586	$(407,710)	$111,054	$(540,845)

(a)

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

Brokered natural gas, marketing and other revenue in second quarter 2023 was $44.9 million compared to $108.2 million in second quarter 2022 which is the result of significantly lower broker sales prices somewhat offset by higher broker sales volumes (volumes not related to our production). The revenue in second quarter 2023 also includes the receipt of a $1.5 million make-whole payment and $1.8 million of interest income. Brokered natural gas, marketing and other revenue was $127.0 million in first six months 2023 compared to $195.6 million in first six months 2022 which is the result of significantly lower broker sales prices somewhat offset by higher broker sales volumes. The six months ended June 30, 2023 also includes the receipt of $5.1 million in make-whole payments and $2.7 million of interest income. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. Our costs for certain services, labor and supplies have remained high due to on-going demand and, to a lesser extent, inflation and supply chain disruptions, all of which affected the cost of our operations throughout 2022. Market conditions suggest these costs will continue to stabilize in the second half of 2023. The following table presents information about certain of our expenses on a per mcfe basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Direct operating expense	$0.13	$0.11	$0.02	18%	$0.13	$0.11	$0.02	18%
Taxes other than income	0.04	0.04	—	—%	0.04	0.04	—	—%
General and administrative expense	0.21	0.23	(0.02)	(9)%	0.22	0.23	(0.01)	(4)%
Interest expense	0.16	0.22	(0.06)	(27)%	0.17	0.24	(0.07)	(29)%
Depletion, depreciation and amortization expense	0.45	0.46	(0.01)	(2)%	0.45	0.46	(0.01)	(2)%

Direct operating expense was $23.9 million in second quarter 2023 compared to $20.1 million in second quarter 2022. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring well workovers and repair-related expenses. Our direct operating costs increased in second quarter 2023 primarily due to higher water handling/hauling costs, higher equipment costs and higher contract labor and services along with higher workover costs. Our production volumes were slightly higher in second quarter 2023 compared to the same period of the prior year. We incurred $784,000 of workover costs in second quarter 2023 compared to $203,000 in second quarter 2022. These costs are expected to enhance production from existing wells. On a per mcfe basis, direct operating expense was $0.13 in second quarter 2023 compared to $0.11 in the same quarter of the prior year due to higher equipment costs and higher water handling/hauling costs.

Direct operating expense was $50.9 million in the first six months 2023 compared to $40.3 million in the same period of the prior year. Our direct operating costs increased in the first six months 2023 when compared to the same period of the prior year due to higher workover costs, higher water handling/hauling costs and higher contract labor and services. We incurred $3.7 million of workover costs in first six months 2023 compared to $1.1 million of workover costs in first six months 2022. These costs are expected to enhance production from existing wells. On a per mcfe basis direct operating costs increased $0.02 from $0.11 to $0.13 due to higher workover costs and higher water/hauling costs. The following table summarizes direct operating expense per mcfe for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Direct operating
Lease operating expense	$0.13	$0.11	$0.02	18%	$0.12	$0.11	$0.01	9%
Workovers	—	—	—	—%	0.01	—	0.01	100%
Stock-based compensation	—	—	—	—%	—	—	—	—%
Total direct operating expense	$0.13	$0.11	$0.02	18%	$0.13	$0.11	$0.02	18%

Taxes other than income expense is predominately comprised of the Pennsylvania impact fee which is paid based on market commodity prices. In February 2012, the Commonwealth of Pennsylvania enacted an "impact fee" which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $6.7 million in second quarter 2023 compared to $7.5 million in second quarter 2022. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices. Taxes other than income includes an impact fee of $13.5 million in first six months 2023 compared to $14.1 million in the first six months 2022 which reflects lower natural gas prices. This category also includes franchise, real estate and other taxes. The following table summarizes taxes other than income per mcfe for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Taxes other than income
Impact fee	$0.04	$0.04	$—	—%	$0.04	$0.04	$—	—%
Other	—	—	—	—%	—	—	—	—%
Total taxes other than income	$0.04	$0.04	$—	—%	$0.04	$0.04	$—	—%

General and administrative (G&A) expense was $39.5 million in second quarter 2023 compared to $42.9 million in second quarter 2022. The second quarter 2023 decrease of $3.4 million when compared to the same period of 2022 is primarily due to lower stock-based compensation expense and lower legal fees. On a per mcfe basis, second quarter 2023 G&A expense was 9% lower than second quarter 2022 primarily due to lower stock-based compensation and lower legal fees.

G&A expense for first six months 2023 decreased $2.8 million when compared to the same period of 2022 due to lower stock-based compensation expense of $3.8 million and lower legal fees partially offset by higher salaries and benefits. On a per mcfe basis first six months 2023 G&A expense decreased 4% from the first six months of the prior year due to lower stock-based compensation. The following table summarizes G&A expenses on a per mcfe basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
General and administrative
General and administrative	$0.17	$0.18	$(0.01)	(6)%	$0.17	$0.17	$—	—%
Stock-based compensation	0.04	0.05	(0.01)	(20)%	0.05	0.06	(0.01)	(17)%
Total general and administrative expense	$0.21	$0.23	$(0.02)	(9)%	$0.22	$0.23	$(0.01)	(4)%

Interest expense was $31.1 million in second quarter 2023 compared to $42.0 million in second quarter 2022. Interest expense was $63.3 million for first six months 2023 compared to $89.2 million for first six months of 2022. The following table presents information about interest expense per mcfe for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Bank credit facility	$0.01	$0.02	$(0.01)	(50)%	$0.02	$0.02	$—	—%
Senior notes	0.14	0.19	(0.05)	(26)%	0.14	0.21	(0.07)	(33)%
Amortization of deferred financing costs and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total interest expense	$0.16	$0.22	$(0.06)	(27)%	$0.17	$0.24	$(0.07)	(29)%
Average debt outstanding ($000s)	$1,829,021	$2,556,185	$(727,164)	(28)%	$1,855,493	$2,669,295	$(813,802)	(30)%
Average interest rate (a)	6.5%	6.1%	0.4%	7%	6.5%	6.3%	0.2%	3%

(a)	Includes commitment fees but excludes debt issuance costs.

On an absolute basis, the decrease in interest expense for second quarter 2023 from the same period of 2022 was primarily due to lower overall average outstanding debt balances. We had no debt outstanding on the bank credit facility for second quarter 2023 compared to $90.0 million in second quarter 2022 and the weighted average interest rate on the bank credit facility was 4.1% in second quarter 2022.

On an absolute basis, the decrease in interest expense for first six months 2023 from the same period in 2022 was primarily due to lower overall outstanding debt balances. Average debt balance outstanding on the bank credit facility was $16.0 million for first six months 2023 compared to $77.6 million for first six months 2022 and the weighted average interest rates on the bank credit facility was 8.4% in first six months 2023 compared to 3.4% in first six months 2022.

Depletion, depreciation and amortization expense was $85.0 million in second quarter 2023 compared to $86.5 million in second quarter 2022. This decrease is due to a 2% decrease in depletion rates. Depletion expense, the largest component of DD&A expense, was $0.44 per mcfe in second quarter 2023 compared to $0.45 per mcfe in second quarter 2022.

DD&A expense was $171.6 million in first six months 2023 compared to $172.1 million in the same period of 2022. This decrease is due to a 2% decrease in depletion rates somewhat offset by a slight increase in production volumes. Depletion expense per mcfe was $0.44 in first six months 2023 compared to a $0.45 in the same period of 2022. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
DD&A
Depletion and amortization	$0.44	$0.45	$(0.01)	(2)%	$0.44	$0.45	$(0.01)	(2)%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.45	$0.46	$(0.01)	(2)%	$0.45	$0.46	$(0.01)	(2)%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit and termination costs, deferred compensation plan expenses and loss or gain on early extinguishment of debt. Stock-based compensation includes the amortization of restricted stock grants and PSUs. The following table details the allocation of stock-based compensation to functional expense categories for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct operating expense	$426	$362	$841	$711
Brokered natural gas and marketing expense	460	686	1,121	1,205
Exploration expense	303	318	623	770
General and administrative expense	8,415	10,270	18,015	21,843
Total stock-based compensation	$9,604	$11,636	$20,600	$24,529

Brokered natural gas and marketing expense was $44.8 million in second quarter 2023 compared to $110.1 million in second quarter 2022 due to significantly lower commodity prices partially offset by higher broker purchase volumes (volumes not related to our production). Brokered natural gas and marketing expense was $111.9 million in first six months 2023 compared to $203.2 million in first six months 2022 due to significantly lower commodity prices partially offset by higher broker purchase volumes. The following table details our brokered natural gas, marketing and other net margin for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Brokered natural gas and marketing
Brokered natural gas sales	$39,034	$103,368	$(64,334)	(62)%	$114,094	$187,430	$(73,336)	(39)%
Brokered NGLs sales	300	640	(340)	(53)%	668	2,280	(1,612)	(71)%
Interest income	1,780	30	1,750	5,833%	2,737	41	2,696	6,576%
Other marketing revenue	3,747	4,135	(388)	(9)%	9,473	5,864	3,609	62%
Brokered natural gas purchases (a)	(42,072)	(106,229)	64,157	60%	(106,347)	(195,424)	89,077	46%
Brokered NGLs purchases	(262)	(682)	420	62%	(602)	(2,329)	1,727	74%
Other marketing expense	(2,466)	(3,198)	732	23%	(4,919)	(5,479)	560	10%
Net brokered natural gas and marketing margin	$61	$(1,936)	$1,997	103%	$15,104	$(7,617)	$22,721	298%

(a)	Includes transportation costs.

Exploration expense was $7.4 million in second quarter 2023 compared to $7.5 million in second quarter 2022 with lower delay rentals and other expense offset by higher seismic costs. Exploration expense was $12.1 million in first six months 2023 compared to $12.2 million in first six months 2022 with lower delay rentals and other expense offset by higher seismic costs. The following table details our exploration expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
Exploration
Delay rentals and other	$4,612	$5,899	$(1,287)	(22)%	$7,151	$8,842	$(1,691)	(19)%
Personnel expense	1,372	1,209	163	13%	2,947	2,514	433	17%
Stock-based compensation expense	303	318	(15)	(5)%	623	770	(147)	(19)%
Seismic	1,161	80	1,081	1,351%	1,331	79	1,252	1,585%
Total exploration expense	$7,448	$7,506	$(58)	(1)%	$12,052	$12,205	$(153)	(1)%

Abandonment and impairment of unproved properties expense was $25.8 million in second quarter 2023 compared to $7.1 million in second quarter 2022. Abandonment and impairment of unproved properties was $33.3 million in first six months 2023 compared to $9.1 million in the same period of 2022. Abandonment and impairment of unproved properties for second quarter and first six months 2023 increased when compared to the same period of 2022 due to higher expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire and we expect to allow acreage to expire in the future. However, we also believe acres needed for future development can be leased again.

Exit costs were $48.7 million in second quarter 2023 compared to $36.1 million in second quarter 2022. In second quarter 2023, we recorded $10.9 million accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending until 2030 compared to accretion expense of $11.3 million in the same quarter of the prior year. The second quarter 2023 also includes an adjustment of $37.8 million to increase this obligation primarily due to an increase in forecasted rates due to inflation. The second quarter 2022 also included an adjustment of $24.8 million to increase the obligation for a change in our forecasted drilling plans of the buyer and other adjustments.

Exit costs were $61.0 million in first six months 2023 compared to $47.2 million in first six months 2022. We recorded accretion expense of $21.2 million in first six months 2023 compared to accretion expense of $22.4 million in the same period of 2022. The first six months 2023 also includes an adjustment of $39.8 million to increase this obligation primarily for an increase in forecasted rates due to inflation compared to an adjustment of $24.8 million in the same period of the prior year to increase this obligation for a change in forecasted drilling plans of the buyer and other adjustments.

Deferred compensation plan expense was a loss of $11.2 million in second quarter 2023 compared to income of $19.2 million in second quarter 2022. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $26.47 at March 31, 2023 to $29.40 June 30, 2023. In the same period of the prior year our stock price decreased from $30.38 at March 31, 2022 to $24.75 at June 30, 2022. During first six months 2023, deferred compensation was a loss of $20.5 million compared to a loss of $54.1 million in the same period in 2022. Our stock price increased from $25.02 at December 31, 2022 to $29.40 at June 30, 2023. In the same period of the prior year, our stock price increased from $17.83 at December 31, 2021 to $24.75 at June 30, 2022.

(Gain) loss on early extinguishment of debt was a gain of $439,000 in both second quarter and six months ended 2023 compared to a loss of $69.2 million in first six months 2022. In second quarter 2023, we purchased in the open market $61.6 million principal amount of 4.875% senior notes due 2025 at a discount and recorded a gain of $439,000, net of transaction costs and the expensing of deferred financing costs on the repurchased debt. In first quarter 2022, we announced a call for the redemption of $850.0 million of our outstanding 9.25% senior notes due 2026. The redemption price equaled 106.938% of par plus accrued and unpaid interest. We recognized a loss on early extinguishment of debt in first quarter 2022 of $69.2 million, net of transaction costs and the expensing of the remaining deferred financing costs on the repurchased debt.

Income tax expense (benefit) was an expense of $14.7 million in second quarter 2023 compared to expense of $103.3 million in second quarter 2022. Income tax expense was $136.6 million in first six months 2023 compared to a benefit of $12.8 million in the same period of 2022. The 2023 and 2022 effective tax rates were different than the statutory tax rate due to state income taxes, equity compensation, valuation allowances and other discrete tax items.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations are also impacted by changes in working capital. Short-term liquidity needs are satisfied by borrowings under our bank credit facility and/or cash on hand. Because of this, and because our principal source of operating cash flows (proved reserves to be produced in future years) cannot be reported as working capital, we often have low or negative working capital. From time to time, we enter into various derivative contracts to provide an economic hedge of our exposure to commodity price risk associated with anticipated future natural gas, NGLs and oil production. The production we hedge has varied and will continue to vary from year to year depending on, among other things, our expectation of future commodity prices and capital requirements. Any payments due to counterparties under our derivative contracts should ultimately be funded by proceeds received from the sale of our production. Production receipts, however, often lag payments to the counterparties. As of June 30, 2023, we have entered into derivative agreements covering 148.7 Bcfe for the remainder of 2023, 291.1 Bcfe for 2024, 149.7 Bcfe for 2025 and 11.9 Bcfe for 2026, not including our basis swaps.

The following table presents sources and uses of cash and cash equivalents for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Sources of cash and cash equivalents
Operating activities	$601,546	$731,120
Disposal of assets	771	380
Issuance of senior notes	—	500,000
Borrowing on credit facility	185,000	648,000
Other	82,688	64,291
Total sources of cash and cash equivalents	$870,005	$1,943,791

Uses of cash and cash equivalents
Additions to natural gas properties	$(277,088)	$(211,232)
Repayment on credit facility	(204,000)	(647,000)
Acreage purchases	(19,572)	(19,445)
Additions to field service assets	(87)	(381)
Repayment of senior notes	(60,934)	(1,068,117)
Treasury stock purchases	(9,663)	(132,894)
Dividends paid	(38,640)	—
Debt issuance costs	—	(15,798)
Other	(98,153)	(62,990)
Total uses of cash and cash equivalents	$(708,137)	$(2,157,857)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first six months 2023 was $601.5 million compared to $731.1 million in first six months 2022. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from first six months 2022 to first six months 2023 reflects lower realized prices partially offset by the impact of a favorable change in working capital (the timing of cash receipts and disbursements). As of June 30, 2023, we have hedged more than 45% of our projected total production for the remainder of 2023, with more than 50% of our projected natural gas production hedged. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months 2023 were a positive $27.4 million compared to a negative $256.8 million for first six months 2022.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first six months 2023 were consistent with expectations relative to our announced 2023 capital budget.

Repayment of senior notes for first six months 2023 includes the repurchase in the open market $61.6 million principal amount of our 4.875% senior notes due 2025, at a discount.

Treasury stock purchases for first six months 2023 include the repurchase of 400,000 shares for a total of $9.7 million as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures. As of June 30, 2023, we had cash on hand in the amount of $162.1 million and availability under our credit facility of $1.2 billion.

Sources of Cash

We expect our 2023 capital program to be funded by cash flows from operations. During the six months ended June 30, 2023, we generated $601.5 million of cash flows from operating activities. As of June 30, 2023, we had approximately $1.4 billion of liquidity, consisting of $1.2 billion available under our bank credit facility and $162.1 million of cash on hand. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

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

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of June 30, 2023, we had no outstanding borrowings under our bank credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We also have undrawn letters of credit of $292.9 million as of June 30, 2023. We were in compliance with the applicable covenants under the bank credit facility as of June 30, 2023.

The borrowing base is subject to regular, semi-annual redeterminations and is dependent on a number of factors but primarily the lender’s assessment of our future cash flows. Our scheduled borrowing base redetermination was completed in March 2023 with our borrowing base and lender commitments reaffirmed.

Our daily weighted-average bank credit facility debt balance was $16.0 million for first six months ended June 30, 2023 compared to $77.6 million for the same period of the prior year. Borrowings under the amended and restated revolving bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any of the base rate loans to SOFR loans.

Uses of Cash

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first six months 2023, we funded $296.7 million of capital expenditures as reported in our consolidated statement of cash flows with operating cash flows. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our next significant long-term debt maturity is in the amount of $688.4 million due 2025. As part of our strategy for 2023, we will continue to focus on improving our financial strength.

Our quarterly cash dividend was reinstated in third quarter 2022. See also Cash Dividend Payments below. During first six months 2023, we repurchased 400,000 shares of our common stock at an aggregate cost of $9.7 million. The total remaining share repurchase authorization was approximately $1.1 billion at June 30, 2023.

Shelf Registration

We have a universal shelf registration statement filed with the SEC under which we, as a well-known seasoned issuer for purposes of SEC rules, have the ability to sell an indeterminate amount of various types of debt and equity securities.

Cash Dividend Payments

On May 31, 2023, our board of directors approved a dividend of $0.08 per share payable on June 30, 2023 to stockholders of record at the close of business on June 16, 2023. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. As of June 30, 2023, we do not have any significant off-balance sheet debt or other such unrecorded obligations and we have not guaranteed any debt of any unrelated party. As of June 30, 2023, we had a total of $292.9 million of undrawn letters of credit under our bank credit facility.

Since December 31, 2022, there have been no material changes to our contractual obligations.

Interest Rates

At June 30, 2023, we had approximately $1.8 billion of debt outstanding which bore interest at fixed rates averaging 6.0%. We had no variable rate debt outstanding at June 30, 2023.

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

Forward-Looking Statements

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements typically contain words such as "anticipates," "believes," "expects," "targets," "plans," "estimates," "predicts," "may," "should," "would" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in natural gas, NGLs and oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market-risk exposure. All of our market-risk sensitive instruments were entered into for purposes other than trading. All accounts are U.S. dollar denominated.

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and providing partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and regional index prices for North American natural gas production. However, natural gas and NGLs prices are becoming global commodities similar to oil. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 65% of our December 31, 2022 proved reserves are natural gas and 2% of proved reserves are oil and condensate. In addition, a portion of our NGLs, which are 33% of proved reserves, are also impacted by changes in oil prices. We are also exposed to market risks related to changes in interest rates, based on our credit facility balance. These risks did not change materially from December 31, 2022 to June 30, 2023.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). At June 30, 2023, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs, as of June 30, 2023, approximated a net unrealized pretax gain of $216.8 million. These contracts expire monthly through December 2026. At June 30, 2023, the following commodity derivative contracts were outstanding, excluding our basis swaps which are discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling	Fair Market Value (in thousands)
Natural Gas (a)
2023	Swaps	381,658 Mmbtu/day	$3.52				$37,923
2023	Collars	256,685 Mmbtu/day			$3.37	$4.50	$25,835
2023	Three-way Collars	140,000 Mmbtu/day		$2.25	$3.25	$4.28	$9,443
2024	Swaps	304,973 Mmbtu/day	$4.01				$51,305
2024	Collars	436,694 Mmbtu/day			$3.50	$5.63	$67,006
2024	Three-way Collars	50,000 Mmbtu/day		$2.50	$3.50	$4.24	$334
2025	Swaps	360,000 Mmbtu/day	$4.12				$21,353
2026	Swaps	32,500 Mmbtu/day	$4.16				$2,589

Crude Oil
2023	Swaps	5,000 bbls/day	$71.30				$701
January-September 2024	Collars	832 bbls/day			$80.00	$90.12	$2,783

(a)

We sold natural gas swaptions of 90,000 Mmbtu/day for 2025 at a weighted average price of $4.25. These swaptions expire December 31, 2023. The fair market value of these swaptions at June 30, 2023 was a net derivative liability of $2.5 million.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $30.7 million at June 30, 2023 and they settle monthly through December 2026.

At June 30, 2023, we are entitled to receive contingent consideration associated with the sale of our North Louisiana assets, for the year ended 2023, of up to $21.0 million based on future achievement of certain natural gas and oil prices based on published indexes along with the realized NGLs prices of the buyer. The fair value at June 30, 2023 was a gain of $8.1 million.

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at June 30, 2023. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$113,871	$(114,926)	$(287,316)	$114,926	$287,315
Collars	95,624	(45,278)	(111,942)	47,348	124,463
Three-way collars	9,777	(9,132)	(23,196)	8,958	19,858
Swaptions	(2,492)	(5,500)	(20,467)	2,031	2,481
Basis swaps	30,730	27,191	67,979	(27,191)	(67,979)
Divestiture contingent consideration	8,140	900	2,560	(730)	(1,650)

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2023, our derivative counterparties include fourteen financial institutions, of which all but six are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

At June 30, 2023, we had total debt of $1.8 billion. All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates. Our credit facility provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of June 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16 to our unaudited consolidated financial statements entitled "Commitments and Contingencies" included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of our common stock during the second quarter 2023 is as follows:

	Three Months Ended June 30, 2023
Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
April 2023	—	$—	—	$1,090,737,354
May 2023	—	$—	—	$1,090,737,354
June 2023	—	$—	—	$1,090,737,354
	—		—

(a)	Includes any fees, commissions or other expenses associated with the share repurchases.
(b)

In October 2019, our board of directors authorized a $100 million common stock repurchase program. In February 2022, our board of directors subsequently increased the authorization for repurchases under the program for a cumulative approval of $530.0 million which includes fees, commissions and expenses. The share repurchase authority does not obligate us to acquire any specific number of shares. The program may be changed based upon our financial condition and is subject to termination by the board of directors prior to completion. On October 21, 2022, the board of directors authorized an additional repurchase of up to $1.0 billion of our outstanding common stock under this program. Shares repurchased as of June 30, 2023 were held as treasury stock.

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

Date: July 24, 2023

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: July 24, 2023

RANGE RESOURCES CORPORATION

By:	/s/ DORI A. GINN
Dori A. Ginn
Senior Vice President – Controller and Principal Accounting Officer