Form 10-Q
period 2024-03-31
RANGE RESOURCES CORP
filed 2024-04-23
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☑

242,626,942 shares of common stock were outstanding on April 19, 2024

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2024

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2023 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$343,111	$211,974
Accounts receivable, less allowance for doubtful accounts of $308 in 2024 and 2023	167,215	274,669
Contingent consideration receivable	8,000	8,000
Derivative assets	299,987	341,330
Prepaid assets	23,355	18,159
Other current assets	19,972	15,992
Total current assets	861,640	870,124
Derivative assets	78,093	101,641
Natural gas properties, successful efforts method	11,393,388	11,225,482
Accumulated depletion and depreciation	(5,193,291)	(5,107,801)
	6,200,097	6,117,681
Other property and equipment	73,642	72,639
Accumulated depreciation and amortization	(71,279)	(70,943)
	2,363	1,696
Operating lease right-of-use assets	148,225	23,821
Other assets	81,383	88,922
Total assets	$7,371,801	$7,203,885

Liabilities
Current liabilities:
Accounts payable	$150,500	$110,134
Asset retirement obligations	2,395	2,395
Accrued liabilities	250,430	290,579
Deferred compensation liabilities	34,544	44,149
Accrued interest	27,187	37,261
Derivative liabilities	10,744	222
Operating lease liabilities	81,044	11,584
Divestiture contract obligation	81,432	86,762
Total current liabilities	638,276	583,086
Senior notes	1,755,713	1,774,229
Deferred tax liabilities	577,906	561,288
Derivative liabilities	470	107
Deferred compensation liabilities	80,943	72,976
Operating lease liabilities	70,852	16,064
Asset retirement obligations and other liabilities	122,463	119,896
Divestiture contract obligation	298,411	310,688
Total liabilities	3,545,034	3,438,334
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 267,310,053 issued at March 31, 2024 and 265,756,369 issued at December 31, 2023	2,673	2,658
Common stock held in treasury, at cost, 24,716,065 shares at March 31, 2024 and 24,716,065 shares at December 31, 2023	(448,681)	(448,681)
Additional paid-in capital	5,868,617	5,879,705
Accumulated other comprehensive income	632	647
Retained deficit	(1,596,474)	(1,668,778)
Total stockholders' equity	3,826,767	3,765,551
Total liabilities and stockholders’ equity	$7,371,801	$7,203,885

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Revenues and other income:
Natural gas, NGLs and oil sales	$567,001	$736,282
Derivative fair value income	46,598	367,967
Brokered natural gas, marketing and other	31,770	82,111
Total revenues and other income	645,369	1,186,360
Costs and expenses:
Direct operating	22,161	26,984
Transportation, gathering, processing and compression	290,875	285,483
Taxes other than income	5,368	7,894
Brokered natural gas and marketing	31,603	67,068
Exploration	4,526	4,604
Abandonment and impairment of unproved properties	2,371	7,510
General and administrative	43,941	43,146
Exit costs	10,315	12,323
Deferred compensation plan	6,405	9,396
Interest	30,476	32,202
Gain on early extinguishment of debt	(64)	—
Depletion, depreciation and amortization	87,137	86,562
Gain on the sale of assets	(87)	(138)
Total costs and expenses	535,027	583,034

Income before income taxes	110,342	603,326
Income tax expense:
Current	1,582	2,699
Deferred	16,622	119,180
	18,204	121,879
Net income	$92,138	$481,447

Net income per common share:
Basic	$0.38	$1.98
Diluted	$0.38	$1.95

Dividends declared per share	$0.08	$0.08

Weighted average common shares outstanding:
Basic	240,505	238,019
Diluted	242,406	240,882

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$92,138	$481,447
Other comprehensive income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	(19)	12
Income tax expense (benefit)	4	(3)
Total comprehensive income	$92,123	$481,456

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023

Operating activities:
Net income	$92,138	$481,447
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	16,622	119,180
Depletion, depreciation and amortization	87,137	86,562
Abandonment and impairment of unproved properties	2,371	7,510
Derivative fair value income	(46,598)	(367,967)
Cash settlements on derivative financial instruments	122,373	34,468
Divestiture contract obligation, including accretion	10,267	12,215
Amortization of deferred financing costs and other	1,232	1,310
Deferred and stock-based compensation	18,215	20,681
Gain on the sale of assets	(87)	(138)
Gain on early extinguishment of debt	(64)	—
Changes in working capital:
Accounts receivable	107,454	225,213
Other current assets	(8,944)	(5,335)
Accounts payable	12,188	(10,822)
Accrued liabilities and other	(82,374)	(129,368)
Net cash provided from operating activities	331,930	474,956
Investing activities:
Additions to natural gas properties	(132,881)	(125,468)
Additions to field service assets	(1,003)	(74)
Acreage purchases	(21,714)	(12,742)
Proceeds from disposal of assets	31	660
Purchases of marketable securities held by the deferred compensation plan	(13,556)	(1,869)
Proceeds from the sales of marketable securities held by the deferred compensation plan	15,234	1,200
Net cash used in investing activities	(153,889)	(138,293)
Financing activities:
Borrowings on credit facility	—	185,000
Repayments on credit facility	—	(204,000)
Repayment of senior notes	(14,975)	—
Dividends paid	(19,407)	(19,334)
Treasury stock purchases	—	(7,834)
Taxes paid for shares withheld	(24,214)	(39,057)
Change in cash overdrafts	10,003	(29,064)
Proceeds from the sales of common stock held by the deferred compensation plan	1,689	5,052
Net cash used in financing activities	(46,904)	(109,237)
Increase in cash and cash equivalents	131,137	227,426
Cash and cash equivalents at beginning of period	211,974	207
Cash and cash equivalents at end of period	$343,111	$227,633

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2024				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income (loss)	deficit	Total
Balance as of December 31, 2023	265,756	$2,658	(24,716)	$(448,681)	$5,879,705	$647	$(1,668,778)	$3,765,551
Issuance of common stock	1,547	15	—	—	(22,428)	—	—	(22,413)
Issuance of common stock upon vesting of PSUs	7	—	—	—	361	—	(361)	—
Stock-based compensation expense	—	—	—	—	10,979	—	—	10,979
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,473)	(19,473)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	92,138	92,138
Balance as of March 31, 2024	267,310	$2,673	(24,716)	$(448,681)	$5,868,617	$632	$(1,596,474)	$3,826,767

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2023				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2022	262,887	$2,629	(24,002)	$(429,659)	$5,764,970	$467	$(2,462,401)	$2,876,006
Issuance of common stock	2,974	28	—	—	(33,963)	—	—	(33,935)
Issuance of common stock upon vesting of PSUs	6	—	—	—	278	—	(278)	—
Stock-based compensation expense	—	—	—	—	9,096	—	—	9,096
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,334)	(19,334)
Treasury stock issuance	—	—	1	20	(20)	—	—	—
Treasury stock repurchased	—	—	(323)	(7,737)	—	—	—	(7,737)
Excise tax on stock repurchases	—	—	—	(97)	—	—	—	(97)
Other comprehensive income	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	—	481,447	481,447
Balance as of March 31, 2023	265,867	$2,657	(24,324)	$(437,473)	$5,740,361	$476	$(2,000,566)	$3,305,455

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the SEC on February 21, 2024. The results of operations for first quarter ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. We make certain reclassifications to the prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income or cash flows.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

There were no issued or pending accounting standards expected to have a material impact on our consolidated financial statements.

(4) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and condensate sales (referred to below as oil sales). Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Other marketing revenue for the three months ended March 31, 2023 includes the receipt of a $3.6 million make-whole payment. Accounts receivable attributable to our revenue contracts with customers was $161.3 million at March 31, 2024 and $263.9 million at December 31, 2023. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended March 31,
	2024	2023
Natural gas sales	$271,475	$441,580
NGLs sales	256,076	256,440
Oil sales	39,450	38,262
Total natural gas, NGLs and oil sales	567,001	736,282
Sales of purchased natural gas	26,200	75,060
Sales of purchased NGLs	236	368
Interest income	2,943	957
Other marketing revenue	2,391	5,726
Total	$598,771	$818,393

(5) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. For the three months ended March 31, 2024 and 2023, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes, equity compensation and the limitation of executive compensation. Current income taxes reflect estimated state and federal income taxes due for 2024 which is based on our estimated earnings, taking into account all applicable tax rates and laws.

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

	Three Months Ended March 31,
	2024	2023
Net income, as reported	$92,138	$481,447
Participating earnings (a)	(600)	(11,163)
Basic net income attributed to common shareholders	91,538	470,284
Reallocation of participating earnings (a)	4	124
Diluted net income attributed to common shareholders	$91,542	$470,408
Net income per common share:
Basic	$0.38	$1.98
Diluted	$0.38	$1.95

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

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average common shares outstanding – basic	240,505	238,019
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	1,901	2,863
Weighted average common shares outstanding – diluted	242,406	240,882

Weighted average common shares outstanding – basic for first quarter 2024 excludes 1.6 million shares of restricted stock held in our deferred compensation plan compared to 5.6 million shares in first quarter 2023 (although all awards are issued and outstanding upon grant). For the three months ended March 31, 2024, equity grants of 127,000 shares compared to 4,000 shares in the same period of the prior year were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(7) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2024	December 31, 2023
	(in thousands)
Natural gas properties:
Properties subject to depletion	$10,592,394	$10,435,611
Unproved properties	800,994	789,871
Total	11,393,388	11,225,482
Accumulated depletion and depreciation	(5,193,291)	(5,107,801)
Net capitalized costs	$6,200,097	$6,117,681

(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below. No interest was capitalized during the three months ended March 31, 2024 or the year ended December 31, 2023 (in thousands).

	March 31, 2024	December 31, 2023
Bank debt	$—	$—
Senior notes:
4.875% senior notes due 2025	669,017	688,388
8.25% senior notes due 2029	600,000	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	1,769,017	1,788,388
Unamortized debt issuance costs	(13,304)	(14,159)
Total debt, net of debt issuance costs	$1,755,713	$1,774,229

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to redeterminations and for event-driven unscheduled redeterminations. As of March 31, 2024, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any part of the base rate loans to SOFR loans. We had no outstanding balance on our credit facility during first quarter 2024. The weighted average interest rate was 8.4% for first quarter 2023. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At March 31, 2024, the commitment fee was 0.375% and the interest rate margin was 0.75% on our ABR loans and 1.75% on our SOFR loans.

As part of our redetermination completed in March 2024, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On March 31, 2024, we had no outstanding borrowings on our bank credit facility. We had $173.4 million of undrawn letters of credit, leaving $1.3 billion of committed borrowing capacity available under the facility.

Senior Note Redemptions

If we experience a change of control, noteholders may require us to repurchase all or a portion of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any. We currently intend to retire our outstanding long-term debt as it matures, is callable or when market conditions are favorable to repurchase in the open market.

In first quarter 2024, we repurchased in the open market $15.1 million principal amount of our 4.875% senior notes due 2025 at a discount. We also repurchased an additional $4.3 million principal of our 4.875% senior notes that was not settled until April 2024 and is included in accounts payable in the consolidated balance sheets. We recognized a gain on early extinguishment of debt for these transactions of $64,000, net of remaining deferred financing costs on the repurchased debt. Although we have no obligation to do so, we may continue, from time-to-time, to retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions or otherwise.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. We are required to maintain a maximum consolidated debt to EBITDAX ratio (as defined in the bank credit facility agreement) of 3.75x and a minimum current ratio (as defined in the bank credit facility agreement) of 1.0x. We were in compliance with applicable covenants under the bank credit facility at March 31, 2024.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the three months ended March 31, 2024 and the year ended December 31, 2023 is as follows (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning of period	$117,429	$109,851
Liabilities incurred	831	2,047
Liabilities settled	(582)	(3,039)
Accretion expense	1,604	6,000
Change in estimate	631	2,570
End of period	119,913	117,429
Less current portion	(2,395)	(2,395)
Long-term asset retirement obligations	$117,518	$115,034

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of income.

(10) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, three-way collars or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget, fixed costs and investment plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (NYMEX) for natural gas and crude oil or Mont Belvieu for NGLs, approximated a net gain of $393.9 million at March 31, 2024. These contracts expire monthly through December 2026. The following table sets forth our commodity-based derivative volumes by year as of March 31, 2024, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas (a)
2024	Swaps	263,818 Mmbtu/day	$4.20
2024	Collars	438,909 Mmbtu/day			$3.52	$5.67
2024	Three-way Collars	78,955 Mmbtu/day		$2.50	$3.42	$4.17
2025	Swaps	400,000 Mmbtu/day	$4.12
2025	Three-way Collars	30,000 Mmbtu/day		$2.70	$4.00	$5.00
2026	Swaps	60,000 Mmbtu/day	$4.15

Crude Oil (b)
2024	Swaps	4,607 bbls/day	$80.61
April - September 2024	Collars	500 bbls/day			$80.00	$90.00

NGLs (C3-Propane)
2024	Swaps	6,767 bbls/day	$33.58

(a)	We also sold natural gas swaptions of 40,000 Mmbtu/day for calendar year 2026 at a weighted average price of $4.11/Mmbtu that expire June 2024.
(b)	We also sold crude oil swaptions of 2,500 bbls/day for calendar year 2025 at a weighted average price of $80.00/bbl that expire through September 2024.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the commodity derivatives described above, at March 31, 2024, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle through December 2028 and include a total volume of 323,405,000 Mmbtu. The fair value of these contracts was a loss of $27.0 million at March 31, 2024.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

	March 31, 2024	December 31, 2023
Derivative assets:
Gross amounts of recognized assets	$406,393	$452,378
Gross amounts offset in the consolidated balance sheets	(28,313)	(9,407)
Net amounts of assets presented in the consolidated balance sheets	$378,080	$442,971

	March 31, 2024	December 31, 2023
Derivative (liabilities):
Gross amounts of recognized (liabilities)	$(39,527)	$(9,736)
Gross amounts offset in the consolidated balance sheets	28,313	9,407
Net amounts of (liabilities) presented in the consolidated balance sheets	$(11,214)	$(329)

The effects of our derivatives on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Derivative Fair Value Income
Commodity swaps	$32,642	$209,092
Swaptions	(1,059)	—
Three-way collars	6,483	50,814
Collars	41,971	160,571
Basis swaps	(33,439)	(48,590)
Divestiture contingent consideration	—	(3,920)
Total derivative fair value income	$46,598	$367,967

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2024 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of March 31, 2024
Trading securities held in the deferred compensation plan		$65,100	$—	$—	$65,100
Derivatives	–swaps	—	228,060	—	228,060
	–collars	—	146,378	—	146,378
	–three-way collars	—	21,635	—	21,635
	–basis swaps	—	(26,987)	—	(26,987)
	–swaptions	—	—	(2,220)	(2,220)

		Fair Value Measurements at December 31, 2023 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2023
Trading securities held in the deferred compensation plan		$71,989	$—	$—	$71,989
Derivatives	–swaps	—	247,580	—	247,580
	–collars	—	152,540	—	152,540
	–three-way collars	—	25,406	—	25,406
	–basis swaps	—	18,277	—	18,277
	–swaptions	—	—	(1,161)	(1,161)

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. Derivatives in Level 3 are also measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. However, the subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement and is considered a significant unobservable input. As of March 31, 2024, a portion of our natural gas and crude oil instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed-price swaps. At March 31, 2024, we used a weighted average implied volatility of 16% for natural gas swaptions and 22% for crude oil swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Three Months Ended March 31, 2024
Balance at December 31, 2023	$(1,161)
Total gains included in earnings	803
Additions	(1,862)
Balance at March 31, 2024	$(2,220)

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of income. For first quarter 2024, interest and dividends were $195,000 and the mark-to-market adjustment was a gain of $4.2 million compared to interest and dividends of $179,000 and a mark-to-market gain of $3.1 million in first quarter 2023.

Fair Values - Non-recurring

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges in first quarter 2024 or 2023.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives	$378,080	$378,080	$442,971	$442,971
Marketable securities (a)	65,100	65,100	71,989	71,989
(Liabilities):
Commodity derivatives	(11,214)	(11,214)	(329)	(329)
Bank credit facility (b)	—	—	—	—
4.875% senior notes due 2025 (b)	(669,017)	(664,019)	(688,388)	(679,363)
8.25% senior notes due 2029 (b)	(600,000)	(624,066)	(600,000)	(624,816)
4.75% senior notes due 2030 (b)	(500,000)	(466,280)	(500,000)	(463,085)
Deferred compensation plan (c)	(115,487)	(115,487)	(117,125)	(117,125)
(a)
Marketable securities, which are held in our deferred compensation plans, are actively traded on major exchanges.
(b)
The book value of our bank debt approximates fair value because of its floating rate structure. The fair value of our senior notes is based on end of period market quotes which are Level 2 inputs.
(c)
The fair value of our deferred compensation plan is updated to the closing price on the balance sheet date, which is a Level 1 input.

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

Concentrations of Credit Risk

As of March 31, 2024, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate assurances are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectible receivables was $308,000 at March 31, 2024 and $308,000 at December 31, 2023. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At March 31, 2024, our derivative counterparties include fourteen financial institutions, of which eight are secured lenders in our bank credit facility. At March 31, 2024, our net derivative asset includes an aggregate net receivable of $18.0 million from one counterparty not included in our bank credit facility and a payable to the remaining five counterparties of $10.5 million.

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

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock and performance units. The following details the allocation of stock-based compensation to functional expense categories (in thousands):

	Three Months Ended March 31,
	2024	2023
Direct operating expense	$497	$415
Brokered natural gas and marketing expense	708	661
Exploration expense	324	320
General and administrative expense	9,978	9,600
Total stock-based compensation expense	$11,507	$10,996

The mark-to-market adjustment of the liability related to the vested restricted stock Liability Awards held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to the functional expenses and therefore, is not allocated to the functional categories above.

Stock-Based Awards

Restricted Stock Awards. We grant restricted stock units and restricted stock under our equity-based stock compensation plans to our employees, which we refer to as restricted stock Equity Awards. The restricted stock units and restricted stock generally vest over a three-year period and are contingent on the recipient’s continued employment. The grant date fair value of the Equity Awards is based on the fair market value of our common stock on the date of grant. In 2023, we began granting restricted stock (previously placed in our deferred compensation plan) that vests at the end of a three-year period for employee grants and at the end of a one-year period for non-employee directors. Vesting is also based upon the employee's continued employment with us. Prior to vesting, recipients of restricted stock typically earn dividends payable in cash upon vesting but they have no voting rights prior to vesting.

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the board of directors as part of their compensation. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, these shares are placed in our deferred compensation plan and, upon vesting, withdrawals are allowed in cash or in stock. Compensation expense is recognized over the balance of the vesting period, which is typically at the end of three years for employee grants and at the end of a one-year period for non-employee directors. In 2023, the number of shares granted into our deferred compensation plan was reduced in favor of restricted stock Equity Awards. All restricted stock Liability Awards are issued at prevailing market prices at the time of the grant and the vesting is based upon an employee’s continued employment with us. Prior to vesting, Liability Award recipients have the right to vote such stock and receive dividends thereon. These Liability Awards are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported in deferred compensation plan expense in the accompanying consolidated statements of income.

Stock-Based Performance Awards - (PSUs). We have typically granted two types of performance share awards: one based on performance conditions measured against internal performance metrics and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (TSR Awards). In first quarter 2024, only TSR Awards were granted.

Each unit granted represents one share of our common stock. These units are settled in stock and the amount of the payout is based on the vesting percentage, which can range from zero to 200% and (1) the internal performance metrics achieved, which is determined by the Compensation Committee and (2) for our TSR Awards, the value of our common stock compared to our peers. Dividend equivalents accrue during the performance period and are paid in stock at the end of the performance period. The performance period is three years.

Restricted Stock – Equity Awards

In first three months 2024, we granted 1.2 million restricted stock Equity Awards to employees at an average grant date fair value of $30.23 compared to 1.6 million at an average grant date fair value of $25.01 in first three months 2023. We recorded compensation expense for these outstanding awards of $9.7 million in first three months 2024 compared to $7.5 million in the same period of 2023. Restricted stock Equity Awards are not issued until such time as they are vested and grantees do not have the option to receive cash.

Restricted Stock – Liability Awards

In first three months 2024, we granted 8,000 shares of restricted stock Liability Awards as compensation to employees at an average grant date fair value of $30.02 compared to 11,000 shares granted at an average grant date fair value of $24.70 for the same period 2023, with vesting generally at the end of a three-year period. We recorded compensation expense for these Liability Awards of $460,000 in first three months 2024 compared to $1.8 million in first three months 2023. These awards are held in our deferred compensation plan, are classified as a liability and are remeasured at fair value each reporting period. This mark-to-market amount is reported as deferred compensation expense in our consolidated statements of income (see additional discussion below).

Stock-Based Performance Awards

Internal Performance Metric Awards. These awards are expensed ratably over the service period and vest at the end of the three-year performance period. The performance metrics are set by the Compensation Committee. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. In first three months 2023, we granted 81,000 awards. We recorded compensation expense associated with the prior year grants of $477,000 in first three months 2024 compared to expense of $948,000 in first three months 2023.

TSR Awards. These awards granted are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option-implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. The following assumptions were used to estimate the fair value of the TSR Awards granted during first three months 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1%	3.8%
Expected annual volatility	56%	61%
Grant date fair value per unit	$31.84	$30.37

In first three months 2024, we granted 254,000 TSR Awards compared to 64,000 in the same period of the prior year. We recorded compensation expense of $808,000 in first three months 2024 compared to $482,000 in the same period of 2023. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved.

The following is a summary of the activity for our restricted stock and performance awards at March 31, 2024:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards		Stock-Based Performance Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,473,805	$22.82	93,116	$19.44	937,582	$17.01
Granted	1,233,483	30.23	7,932	30.02	254,195	31.84
Vested	(399,671)	23.54	(33,141)	16.94	(526,918)	10.99
Forfeited	(2,603)	25.81	—	—	—	—
Outstanding at March 31, 2024	2,305,014	$26.66	67,907	$21.89	664,859	$27.45

(a)

Amounts granted reflect performance units initially granted. The actual payout will be between zero and 200% depending on achievement of either total stockholder return ranking compared to our peers at the vesting date or on the achievement of internal performance targets.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to officers which generally vests at the end of three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market loss of $6.4 million in first quarter 2024 compared to a mark-to-market loss of $9.4 million in first quarter 2023. The Rabbi Trust held 1.5 million shares (1.4 million vested shares) of Range stock at March 31, 2024 compared to 1.6 million shares (1.5 million vested shares) at December 31, 2023.

(13) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2023:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning balance	241,040,304	238,885,730
Restricted stock grants	7,932	50,238
Restricted stock units vested	1,083,521	1,755,345
Performance stock units issued	455,317	1,057,245
Performance stock dividends	6,914	6,276
Treasury shares	—	(714,530)
Ending balance	242,593,988	241,040,304

Stock Repurchase Program

In 2019, the board of directors approved a stock repurchase program which was increased in size in 2022. At March 31, 2024, we had a remaining authorization to repurchase up to approximately $1.1 billion of our common stock. Under this program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. Purchases under the program are made at our discretion and may change based upon market conditions. In first three months 2024, we did not repurchase any shares.

(14) EXIT COSTS

In third quarter 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first three months 2024, we recorded accretion expense of $10.3 million compared to $10.2 million in the same period of the prior year. The estimated discounted divestiture contract obligation was $379.8 million at March 31, 2024.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. The estimated remaining discounted obligation for these transportation capacity releases as of March 31, 2024 was $1.9 million.

The following summarizes our exit costs (including accretion of discount and any adjustments) for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Transportation contract capacity releases	$48	$108
Divestiture contract obligation	10,267	12,215
	$10,315	$12,323

The following details the accrued exit cost liability activity for the three months ended March 31, 2024 (in thousands):

Exit Costs (a)
Balance at December 31, 2023	$399,989
Accretion of discount	10,315
Payments	(28,587)
Balance at March 31, 2024	$381,717

(a) Includes the divestiture contract obligation and the transportation contract capacity release obligation.

(15) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$—	$—
Interest paid	(39,169)	(39,931)
Non-cash investing activities included:
Increase in asset retirement costs capitalized	1,462	790
Increase in accrued capital expenditures	13,897	13,026

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of March 31, 2024, liabilities for remediation were not material. We are not aware of any environmental claims existing as of March 31, 2024 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Lease Commitments

In first quarter 2024, our total remaining lease commitments increased by $130.4 million primarily due to additional completions and drilling equipment contracts that were effective during first quarter 2024. These commitments will be paid over the contractual terms over the next two years.

Transportation, Gathering and Processing Contracts

In first quarter 2024, our transportation and gathering commitments increased by approximately $580.0 million over the next twelve years, primarily due to contract extensions and certain agreements that were contingent on facility construction as of the end of December 31, 2023 and are now in service.

(17) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(in thousands)
Acquisitions:
Acreage purchases	$14,196	$40,067
Development	152,038	568,484
Exploration:
Drilling	—	—
Expense	4,202	25,280
Stock-based compensation expense	324	1,250
Gas gathering facilities:
Development	2,626	3,123
Subtotal	173,386	638,204
Asset retirement obligations	1,462	4,616
Total costs incurred	$174,848	$642,820

(a) Includes costs incurred whether capitalized or expensed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

We are an independent natural gas, natural gas liquids (NGLs), crude oil and condensate company primarily engaged in the exploration, development and acquisition of natural gas properties in the Appalachian region of the United States. We operate in one segment and have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We measure financial performance as a single enterprise and not on a geographical or an area-by-area basis.

Our overarching business objective is to build stockholder value through returns-focused development of natural gas properties. Our strategy to achieve our business objective is to generate consistent cash flows from reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures of non-core or, at times, core assets. Currently, our investment portfolio is focused on high-quality natural gas assets in the state of Pennsylvania. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs, crude oil and condensate and on our ability to economically find, develop, acquire and produce these reserves.

Commodity prices have been and are expected to remain volatile. We believe we are well-positioned to manage challenges during a low commodity price environment and that we can endure the continued volatility in current and future commodity prices by:

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

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large producing nations, the Russia-Ukraine conflict, hostilities in the Middle East, global inventories of oil and gas, future monetary fiscal policy and governmental policies aimed at transitioning towards lower carbon energy, and we expect prices for some or all of the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the global market. In first quarter 2024, natural gas prices declined primarily due to mild winter weather. Longer term natural gas futures prices have remained stronger based on market expectations that associated gas-related activity in oil basins and dry gas basin activity will show modest rates of growth compared with the past due to infrastructure constraints, moderated reinvestment rates and core inventory exhaustion. In addition, the global energy crisis experienced in recent years further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for United States liquefied natural gas exports, domestic industrial gas demand and power generation to support anticipated data center demand growth. Other factors such as geopolitical disruptions, supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace and changes in global monetary policy may impact the demand for natural gas, NGLs and oil. We continue to assess and monitor the impact and consequences of these factors on our operations.

Commodity prices have remained volatile. Benchmarks for natural gas and NGLs decreased in the first three months of 2024 compared to the same period of 2023. As a result, we experienced decreases in our price realizations. Despite overall lower prices, we continue to focus on creating long-term value for our stockholders along with positioning ourselves to be a responsible and reliable supplier of natural gas and NGLs.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$2.23	$3.46
Oil (per bbl)	76.92	76.07
Mont Belvieu NGLs composite (per gallon) (b)	0.58	0.62

(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange ("NYMEX").
(b)	Based on our estimated NGLs product composition per barrel.

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Our price realizations (not including the impact of our derivatives) may differ from these benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of First Quarter 2024 Results

During first quarter 2024, we recognized net income of $92.1 million, or $0.38 per diluted common share compared to net income of $481.4 million, or $1.95 per diluted common share during first quarter 2023. The lower net income in first quarter 2024 compared to first quarter 2023 is primarily due to lower realized prices.

For first quarter 2024, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 19% decrease in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) when compared to the same quarter of 2023. Daily production averaged 2.1 Bcfe in both the first quarter 2024 and 2023.

Our first quarter 2024 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil decreased 23% from the same period of 2023 with a 24% decrease in average realized prices (before cash settlements on our derivatives) slightly offset by higher production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 11% from the same period of 2023;
•
direct operating expense per mcfe was $0.11 in first quarter 2024 compared to $0.14 in the same period of 2023 primarily due to lower workover costs along with lower water handling/hauling costs;
•
transportation, gathering, processing and compression per mcfe was $1.49 in first quarter 2024 compared to $1.48 in the same period of 2023 primarily due to an increase in processed NGL volumes slightly offset by lower fuel costs;
•
general and administrative expense increased 2% from same period of 2023; and
•
interest expense decreased 5% from the same period of 2023 due to lower debt balances.

First quarter 2024 also included the following highlights to enhance our balance sheet, return capital to investors and preserve liquidity:

•
paid $19.4 million of dividends, or $0.08 per share;
•
repurchased in the open market $19.4 million face value of our 4.875% senior notes due 2025 at a discount; and
•
enhanced liquidity with the accumulation of cash on hand of $343.1 million along with $1.3 billion available under our credit facility.

We generated $331.9 million of cash from operating activities in first quarter 2024, a decrease of $143.0 million from first quarter 2023, which reflects the impact of lower realized prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. In first quarter 2024, natural gas, NGLs and oil sales decreased 23% compared to first quarter 2023 with a 24% decrease in average realized prices (before cash settlements on our derivatives). The following table illustrates the primary components of natural gas, NGLs and oil sales for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	%
Natural gas, NGLs and oil sales
Natural gas	$271,475	$441,580	$(170,105)	(39)%
NGLs	256,076	256,440	(364)	—%
Oil and condensate	39,450	38,262	1,188	3%
Total natural gas, NGLs and oil sales	$567,001	$736,282	$(169,281)	(23)%

Production is maintained by drilling success as we place new wells on production which is partially offset by the natural decline of our natural gas and oil reserves through production. Our production for the three months ended March 31, 2024 and 2023 is set forth in the following table:

	Three Months Ended March 31,
	2024	2023	Change	%
Production (a)
Natural gas (mcf)	132,650,240	133,646,064	(995,824)	(1)%
NGLs (bbls)	9,760,723	9,289,739	470,984	5%
Oil and condensate (bbls)	610,279	573,036	37,243	6%
Total (mcfe) (b)	194,876,252	192,822,714	2,053,538	1%

Average daily production (a)
Natural gas (mcf)	1,457,695	1,484,956	(27,261)	(2)%
NGLs (bbls)	107,261	103,219	4,042	4%
Oil and condensate (bbls)	6,706	6,367	339	5%
Total (mcfe) (b)	2,141,497	2,142,475	(978)	—%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during first quarter 2024 was $2.05 per mcfe compared to $2.52 per mcfe in first quarter 2023. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized prices (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of income. Average realized prices (including derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three months ended March 31, 2024 and 2023 are shown below:

	Three Months Ended March 31,
	2024	2023	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.05	$3.30	$(1.25)	(38)%
NGLs (per bbl)	26.24	27.60	(1.36)	(5)%
Oil and condensate (per bbl)	64.64	66.77	(2.13)	(3)%
Total (per mcfe) (a)	2.91	3.82	(0.91)	(24)%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.96	$3.58	$(0.62)	(17)%
NGLs (per bbl)	26.23	27.60	(1.37)	(5)%
Oil and condensate (per bbl)	67.16	62.96	4.20	7%
Total (per mcfe) (a)	3.54	4.00	(0.46)	(12)%
Average realized prices (including all derivative settlements and third party transportation costs paid by Range):
Natural gas (per mcf)	$1.83	$2.44	$(0.61)	(25)%
NGLs (per bbl)	11.86	13.32	(1.46)	(11)%
Oil and condensate (per bbl)	66.36	62.64	3.72	6%
Total (per mcfe) (a)	2.05	2.52	(0.47)	(19)%

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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended March 31,
	2024	2023
Average natural gas differentials below NYMEX	$(0.18)	$(0.16)
Realized gains on basis hedging	$0.09	$0.02

The following tables reflect our production and average sales prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended March 31,
	2023	Price Variance	Volume Variance	2024
Natural gas
Price (per mcf)	$3.30	$(1.25)	$—	$2.05
Production (Mmcf)	133,646	—	(996)	132,650
Natural gas sales	$441,580	$(166,815)	$(3,290)	$271,475

	Three Months Ended March 31,
	2023	Price Variance	Volume Variance	2024
NGLs
Price (per bbl)	$27.60	$(1.36)	$—	$26.24
Production (Mbbls)	9,290	—	471	9,761
NGLs sales	$256,440	$(13,365)	$13,001	$256,076

	Three Months Ended March 31,
	2023	Price Variance	Volume Variance	2024
Oil and condensate
Price (per bbl)	$66.77	$(2.13)	$—	$64.64
Production (Mbbls)	573	—	37	610
Oil and condensate	$38,262	$(1,298)	$2,486	$39,450

	Three Months Ended March 31,
	2023	Price Variance	Volume Variance	2024
Consolidated
Price (per mcfe)	$3.82	$(0.91)	$—	$2.91
Production (Mmcfe)	192,823	—	2,053	194,876
Total natural gas, NGLs and oil sales	$736,282	$(177,122)	$7,841	$567,001

Transportation, gathering, processing and compression expense was $290.9 million in first quarter 2024 compared to $285.5 million in first quarter 2023. These third-party costs are higher in first quarter 2024 when compared to first quarter 2023 primarily due to higher processing costs resulting from an increase in NGL volumes processed partially offset by lower fuel cost. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months ended March 31, 2024 and 2023 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended March 31,
	2024	2023	Change	%
Transportation, gathering, processing and compression
Natural gas	$150,112	$152,589	$(2,477)	(2)%
NGLs	140,274	132,712	7,562	6%
Oil	489	182	307	169%
Total	$290,875	$285,483	$5,392	2%

Natural gas (per mcf)	$1.13	$1.14	$(0.01)	(1)%
NGLs (per bbl)	$14.37	$14.28	$0.09	1%
Oil (per bbl)	$0.80	$0.32	$0.48	150%

Derivative fair value income was income of $46.6 million in first quarter 2024 compared to income of $368.0 million in first quarter 2023. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Derivative fair value income per consolidated statements of income	$46,598	$367,967

Non-cash fair value (loss) income: (a)
Natural gas derivatives	$(60,797)	$327,380
Oil derivatives	(12,653)	10,039
NGLs derivatives	(2,325)	—
Divestiture contingent consideration	—	(3,920)
Total non-cash fair value (loss) income (a)	$(75,775)	$333,499

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$120,913	$36,650
Oil derivatives	1,537	(2,182)
NGLs derivatives	(77)	—
Total net cash receipt	$122,373	$34,468

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

Brokered natural gas, marketing and other revenue in first quarter 2024 was $31.8 million compared to $82.1 million in first quarter 2023 which is the result of lower broker sales prices and lower broker sales volumes (volumes not related to our production). We continue to optimize our transportation portfolio using these volumes. Such revenue in first quarter 2024 also includes the receipt of $2.9 million of interest income compared to $1.0 million in the same period of the prior year. Other marketing revenue for first quarter 2023 includes the receipt of a $3.6 million make-whole payment. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%
Direct operating expense	$0.11	$0.14	$(0.03)	(21)%
Taxes other than income	0.03	0.04	(0.01)	(25)%
General and administrative expense	0.23	0.22	0.01	5%
Interest expense	0.16	0.17	(0.01)	(6)%
Depletion, depreciation and amortization expense	0.45	0.45	—	—%

Direct operating expense was $22.2 million in first quarter 2024 compared to $27.0 million in first quarter 2023. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workover costs and repair-related expenses. Our direct operating costs decreased in first quarter 2024 primarily due to lower workover and lower water handling/hauling costs. We incurred $869,000 of workover costs in first quarter 2024 compared to $2.9 million in first quarter 2023. The following table summarizes direct operating expense per mcfe for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%
Direct operating
Lease operating expense	$0.11	$0.12	$(0.01)	(8)%
Workovers	—	0.02	(0.02)	(100)%
Stock-based compensation	—	—	—	—%
Total direct operating expense	$0.11	$0.14	$(0.03)	(21)%

Taxes other than income expense is predominately comprised of the Pennsylvania impact fee which is paid based on market commodity prices. In 2012, the Commonwealth of Pennsylvania enacted an "impact fee" which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $5.7 million in first quarter 2024 compared to $6.8 million in first quarter 2023. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices. This category also includes franchise, real estate and other applicable taxes. First quarter 2024 includes the refund of $618,000 associated with state commercial activity taxes. The following table summarizes taxes other than income per mcfe for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%
Taxes other than income
Impact fee	$0.03	$0.04	$(0.01)	(25)%
Other	—	—	—	—%
Total taxes other than income	$0.03	$0.04	$(0.01)	(25)%

General and administrative (G&A) expense was $43.9 million in first quarter 2024 compared to $43.1 million in first quarter 2023. The first quarter 2024 increase of $795,000 when compared to the same period of 2023 is primarily due to aggregate impacts of cost inflation. The following table summarizes G&A expenses on a per mcfe basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%
General and administrative
General and administrative	$0.18	$0.17	$0.01	6%
Stock-based compensation	0.05	0.05	—	—%
Total general and administrative expense	$0.23	$0.22	$0.01	5%

Interest expense was $30.5 million in first quarter 2024 compared to $32.2 million in first quarter 2023. The following table presents information about interest expense per mcfe for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%
Bank credit facility	$—	$0.02	$(0.02)	(100)%
Senior notes	0.14	0.14	—	—%
Amortization of deferred financing costs and other	0.02	0.01	0.01	100%
Total interest expense	$0.16	$0.17	$(0.01)	(6)%
Average debt outstanding ($000s)	$1,780,148	$1,881,965	$(101,817)	(5)%
Average interest rate (a)	6.5%	6.6%	(0.1)%	(2)%

(a)	Includes commitment fees but excludes debt issuance costs.

The decrease in interest expense for first quarter 2024 from the same period of 2023 was primarily due to lower average outstanding debt balances and a slightly lower average interest rate. We had no debt outstanding on the bank credit facility for first quarter 2024 compared to $32.0 million in first quarter 2023 and the weighted average interest rate on the bank credit facility was 8.4% in first quarter 2023.

Depletion, depreciation and amortization expense was $87.1 million in first quarter 2024 compared to $86.6 million in first quarter 2023. This increase is due to slightly higher production volumes. Depletion expense, the largest component of DD&A expense, was $0.44 per mcfe in first quarter 2024 and first quarter 2023. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%
DD&A
Depletion and amortization	$0.44	$0.44	$—	—%
Depreciation	—	—	—	—%
Accretion and other	0.01	0.01	—	—%
Total DD&A expense	$0.45	$0.45	$—	—%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit costs, deferred compensation plan expense and gain or loss on early extinguishment of debt. Stock-based compensation includes the amortization of restricted stock grants and performance units. The following table details the allocation of stock-based compensation to functional expense categories for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Direct operating expense	$497	$415
Brokered natural gas and marketing expense	708	661
Exploration expense	324	320
General and administrative expense	9,978	9,600
Total stock-based compensation	$11,507	$10,996

Brokered natural gas and marketing expense was $31.6 million in first quarter 2024 compared to $67.1 million in first quarter 2023 due to lower commodity prices and lower broker purchase volumes (volumes not related to our production). The following table details our brokered natural gas, marketing and other net margin for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Brokered natural gas and marketing
Brokered natural gas sales	$26,200	$75,060
Brokered NGLs sales	236	368
Interest income	2,943	957
Other marketing revenue and other income	2,391	5,726
Brokered natural gas purchases and transportation	(28,819)	(64,275)
Brokered NGLs purchases	(314)	(340)
Other marketing expense	(2,470)	(2,453)
Net brokered natural gas and marketing margin	$167	$15,043

Exploration expense was $4.5 million in first quarter 2024 compared to $4.6 million in first quarter 2023. The following table details our exploration expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	%
Exploration
Seismic	$25	$170	$(145)	(85)%
Delay rentals and other	2,917	2,539	378	15%
Personnel expense	1,260	1,575	(315)	(20)%
Stock-based compensation expense	324	320	4	1%
Total exploration expense	$4,526	$4,604	$(78)	(2)%

Abandonment and impairment of unproved properties expense was $2.4 million in first quarter 2024 compared to $7.5 million in first quarter 2023. Abandonment and impairment of unproved properties for first quarter 2024 decreased when compared to the same period of 2023 due to lower expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire and we expect to allow acreage to expire in the future. However, we also believe acreage needed for our future development plans can be leased again.

Exit costs were $10.3 million in first quarter 2024 compared to $12.3 million in first quarter 2023. In first quarter 2024, we recorded $10.3 million accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending until 2030 compared to accretion expense of $10.3 million in the same quarter of the prior year. First quarter 2023 also included a $2.0 million adjustment for the difference between estimated and actual payments.

Deferred compensation plan expense was a loss of $6.4 million in first quarter 2024 compared to a loss of $9.4 million in first quarter 2023. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price increased from $30.44 at December 31, 2023 to $34.43 at March 31, 2024. In the same period of the prior year our stock price increased from $25.02 at December 31, 2022 to $26.47 at March 31, 2023.

Income tax expense was an expense of $18.2 million in first quarter 2024 compared to an expense of $121.9 million in first quarter 2023. The 2024 and 2023 effective tax rates were different than the statutory tax rates due to state income taxes, equity compensation and the limitation of our executive compensation.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Commodity prices are the most significant factor impacting our revenues, net income, operating cash flows, the amount of capital we invest in our business, payment of dividends and funding of share or debt repurchases. Commodity prices have been and are expected to remain volatile. Our top priorities for using cash provided by operations are to fund our capital budget program, debt repayments and return capital to stockholders. We currently believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future and across a wide range of commodity price environments. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Sources of cash and cash equivalents
Operating activities	$331,930	$474,956
Disposal of assets	31	660
Borrowing on credit facility	—	185,000
Other	26,926	6,252
Total sources of cash and cash equivalents	$358,887	$666,868

Uses of cash and cash equivalent
Additions to natural gas properties	$(132,881)	$(125,468)
Repayments on credit facility	—	(204,000)
Acreage purchases	(21,714)	(12,742)
Additions to field service assets	(1,003)	(74)
Repayment of senior notes	(14,975)	—
Purchases of treasury stock	—	(7,834)
Dividends paid	(19,407)	(19,334)
Other	(37,770)	(69,990)
Total uses of cash and cash equivalents	$(227,750)	$(439,442)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first three months 2024 was $331.9 million compared to $475.0 million in first three months 2023. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from first three months 2023 to first three months 2024 reflects lower realized prices. As of March 31, 2024, we have hedged more than 50% of our projected natural gas production for the remainder of 2024. Changes in working capital (as reflected in our consolidated statements of cash flows) for first three months 2024 was a positive $28.3 million compared to a positive $79.7 million for first three months 2023.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first three months 2024 were consistent with expectations relative to our announced 2024 capital budget.

Repayment of senior notes for first three months 2024 include the repurchase and settlement of $15.1 million principal amount of our 4.875% senior notes due 2025 at a discount.

Liquidity and Capital Resources

Our main sources of liquidity are cash, internally generated cash flow from operations, capital market transactions, and our bank credit facility. At March 31, 2024, we had approximately $1.6 billion of liquidity consisting of $343.1 million of cash on hand and $1.3 billion of availability under our bank credit facility. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

We expect our 2024 capital program to be funded by cash flows from operations. During the three months ended March 31, 2024, we generated $331.9 million of cash flows from operating activities.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of March 31, 2024, we had no outstanding borrowings under our bank credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We have undrawn letters of credit of $173.4 million as of March 31, 2024, which reduce our borrowing capacity under our bank credit facility.

The borrowing base is subject to regular, semi-annual redeterminations and is dependent on a number of factors but primarily the lenders' assessment of our future cash flows. Our scheduled borrowing base redetermination was completed in March 2024 with our borrowing base and lender commitments reaffirmed. We currently must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that maintain certain financial ratios (as defined in our bank credit agreement). We were in compliance with all such covenants at March 31, 2024.

Capital Requirements

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first three months 2024, we used operating cash flows to fund $155.6 million of capital expenditures as reported in our consolidated statement of cash flows within investing activities. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our next significant long-term debt maturity is in the amount of $669.0 million due 2025. As part of our strategy for 2024, we plan to maintain or improve our financial strength.

Cash Dividend Payments

On March 1, 2024, our board of directors approved a dividend of $0.08 per share payable on March 29, 2024 to stockholders of record at the close of business on March 15, 2024. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Stock Repurchase Program

Our total remaining share repurchase authorization was approximately $1.1 billion at March 31, 2024.

Other Sources of Liquidity

We have a universal shelf registration statement filed with the SEC under which we, as a well-known seasoned issuer for purposes of SEC rules, have the future ability to sell an indeterminate amount of various types of debt and equity securities.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. As of March 31, 2024, we do not have any significant off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed any debt of any unrelated party.

In first quarter 2024, our transportation and gathering commitments increased by approximately $580.0 million over the next twelve years primarily due to contract extensions and certain agreements that were contingent on facility construction as of the end of December 31, 2023 and are now in service. In first quarter 2024, our total remaining operating lease commitments increased by $130.4 million primarily due to additional completions and drilling equipment contracts that were effective during first quarter 2024. These commitments will be paid over the contractual terms over the next two years. Since December 31, 2023, there have been no material changes to our other contractual obligations.

Interest Rates

At March 31, 2024, we had approximately $1.8 billion of debt outstanding which bore interest at fixed rates averaging 6.0%. We had no variable rate debt outstanding at March 31, 2024.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under Cash Contractual Obligations.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our costs and expenses are affected by general inflation and we expect costs for the remainder of 2024 to continue to be a function of supply and demand.

Forward-Looking Statements

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements typically contain words such as "anticipates," "believes," "expects," "targets," "plans," "estimates," "predicts," "may," "should," "would" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and regional index prices for North American natural gas production. However, natural gas and NGLs prices are becoming global commodities similar to oil. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2023 proved reserves are natural gas and 2% of proved reserves are oil and condensate. In addition, a portion of our NGLs, which are 34% of proved reserves, are also impacted by changes in oil prices. At times, we are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2023 to March 31, 2024.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). At March 31, 2024, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and crude oil or Mont Belvieu for NGLs, as of March 31, 2024, approximated a net unrealized pretax gain of $393.9 million. These contracts expire monthly through December 2026. At March 31, 2024, the following commodity derivative contracts were outstanding, excluding our basis swaps which are separately discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling	Fair Market Value (in thousands)
Natural Gas (a)
2024	Swaps	263,818 Mmbtu/day	$4.20				$133,277
2024	Collars	438,909 Mmbtu/day			$3.52	$5.67	$146,173
2024	Three-way Collars	78,955Mmbtu/day		$2.50	$3.42	$4.17	$16,361
2025	Swaps	400,000 Mmbtu/day	$4.12				$89,894
2025	Three-way Collars	30,000 Mmbtu/day		$2.70	$4.00	$5.00	$5,274
2026	Swaps	60,000 Mmbtu/day	$4.15				$7,010

Crude Oil (b)
2024	Swaps	4,607 bbls/day	$80.61				$204
April - September 2024	Collars	500 bbls/day			$80.00	$90.00	$205

NGLs (C3-Propane)
2024	Swaps	6,767 bbls/day	$33.58				$(2,325)

(a)

We also sold natural gas swaptions of 40,000 Mmbtu/day for calendar year 2026 at a weighted average price of $4.11/Mmbtu that expire June 2024. The fair value of these swaptions at March 31, 2024 was a net derivative liability of $358,000.

(b)

We also sold crude oil swaptions of 2,500 bbls/day for calendar year 2025 at a weighted average price of $80.00/bbl that expire through September 2024. The fair value of these swaptions at March 31, 2024 was a net derivative liability of $1.8 million.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a loss of $27.0 million at March 31, 2024 and they settle through December 2028.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2024. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$228,060	$(87,525)	$(218,812)	$87,525	$218,812
Collars	146,378	(23,287)	(55,818)	24,768	64,367
Three-way collars	21,635	(3,782)	(10,165)	3,320	7,211
Basis swaps	(26,987)	19,412	48,530	(19,412)	(48,530)
Swaptions	(2,220)	(5,267)	(19,810)	1,787	2,199

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2024, our derivative counterparties include fourteen financial institutions, of which eight are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

At March 31, 2024, we had total debt of approximately $1.8 billion. All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates. Our credit facility provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019, our board of directors authorized a common stock repurchase program. In 2022, our board of directors increased the authorization for repurchases under the program. The share repurchase authority does not obligate us to acquire any specific number of shares. The program may be changed based upon our financial condition and is subject to termination by the board of directors prior to completion. Shares repurchased as of March 31, 2024 were held as treasury stock and we have approximately $1.1 billion of remaining authorization under the program. We did not repurchase any shares pursuant to the share repurchase authority during the three months ended March 31, 2024.

ITEM 5. OTHER INFORMATION

During first quarter 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit index

Incorporated by Reference (File No. 001-12209)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1.1	05/05/2004

3.1.1	First Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/28/2005

3.1.2	Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/24/2008

3.2	Amended and Restated By-laws of Range Resources Corporation	8-K	3.1	05/19/2016

31.1*	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* **	Filed herewith Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2024

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: April 23, 2024

RANGE RESOURCES CORPORATION

By:	/s/ ASHLEY S. KAVANAUGH
Ashley S. Kavanaugh
Vice President – Controller and Principal Accounting Officer