Form 10-Q
period 2024-06-30
RANGE RESOURCES CORP
filed 2024-07-23
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☑

242,089,178 shares of common stock were outstanding on July 19, 2024

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2024

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2023 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$251,052	$211,974
Accounts receivable, less allowance for doubtful accounts of $308 in 2024 and 2023	205,756	274,669
Contingent consideration receivable	—	8,000
Derivative assets	202,819	341,330
Prepaid assets	27,968	18,159
Other current assets	29,233	15,992
Total current assets	716,828	870,124
Derivative assets	58,578	101,641
Natural gas properties, successful efforts method	11,563,777	11,225,482
Accumulated depletion and depreciation	(5,279,146)	(5,107,801)
	6,284,631	6,117,681
Other property and equipment	71,826	72,639
Accumulated depreciation and amortization	(69,659)	(70,943)
	2,167	1,696
Operating lease right-of-use assets	128,537	23,821
Other assets	75,482	88,922
Total assets	$7,266,223	$7,203,885

Liabilities
Current liabilities:
Accounts payable	$123,968	$110,134
Asset retirement obligations	2,395	2,395
Accrued liabilities	263,093	290,579
Deferred compensation liabilities	25,040	44,149
Accrued interest	36,553	37,261
Derivative liabilities	5,704	222
Operating lease liabilities	81,009	11,584
Divestiture contract obligation	83,042	86,762
Current maturities of long-term debt	620,067	—
Total current liabilities	1,240,871	583,086
Senior notes	1,088,655	1,774,229
Deferred tax liabilities	556,808	561,288
Derivative liabilities	74	107
Deferred compensation liabilities	60,116	72,976
Operating lease liabilities	50,884	16,064
Asset retirement obligations and other liabilities	122,042	119,896
Divestiture contract obligation	285,745	310,688
Total liabilities	3,405,195	3,438,334
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 267,419,194 issued at June 30, 2024 and 265,756,369 shares at December 31, 2023	2,674	2,658
Common stock held in treasury, at cost, 25,020,936 shares at June 30, 2024 and 24,716,065 shares at December 31, 2023	(458,880)	(448,681)
Additional paid-in capital	5,904,003	5,879,705
Accumulated other comprehensive income	616	647
Retained deficit	(1,587,385)	(1,668,778)
Total stockholders' equity	3,861,028	3,765,551
Total liabilities and stockholders’ equity	$7,266,223	$7,203,885

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues and other income:
Natural gas, NGLs and oil sales	$478,450	$468,382	$1,045,451	$1,204,664
Derivative fair value income	16,808	123,734	63,406	491,701
Brokered natural gas, marketing and other	34,785	44,861	66,555	126,972
Total revenues and other income	530,043	636,977	1,175,412	1,823,337
Costs and expenses:
Direct operating	22,752	23,896	44,913	50,880
Transportation, gathering, processing and compression	281,495	268,190	572,370	553,673
Taxes other than income	4,974	6,993	10,342	14,887
Brokered natural gas and marketing	34,096	44,800	65,699	111,868
Exploration	6,651	7,448	11,177	12,052
Abandonment and impairment of unproved properties	1,524	25,786	3,895	33,296
General and administrative	40,141	39,526	84,082	82,672
Exit costs	10,094	48,654	20,409	60,977
Deferred compensation plan	1,240	11,153	7,645	20,549
Interest	29,713	31,117	60,189	63,319
Gain on early extinguishment of debt	(179)	(439)	(243)	(439)
Depletion, depreciation and amortization	87,598	85,016	174,735	171,578
Gain on the sale of assets	(66)	(106)	(153)	(244)
Total costs and expenses	520,033	592,034	1,055,060	1,175,068

Income before income taxes	10,010	44,943	120,352	648,269
Income tax (benefit) expense:
Current	2,399	(300)	3,981	2,399
Deferred	(21,093)	15,012	(4,471)	134,192
	(18,694)	14,712	(490)	136,591
Net income	$28,704	$30,231	$120,842	$511,678

Net income per common share:
Basic	$0.12	$0.12	$0.50	$2.10
Diluted	$0.12	$0.12	$0.49	$2.07

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

Weighted average common shares outstanding:
Basic	241,125	238,970	240,815	238,497
Diluted	242,983	241,105	242,766	241,069

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$28,704	$30,231	$120,842	$511,678
Other comprehensive income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	(20)	12	(39)	24
Income tax expense (benefit)	4	(3)	8	(6)
Total comprehensive income	$28,688	$30,240	$120,811	$511,696

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023

Operating activities:
Net income	$120,842	$511,678
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax (benefit) expense	(4,471)	134,192
Depletion, depreciation and amortization	174,735	171,578
Abandonment and impairment of unproved properties	3,895	33,296
Derivative fair value income	(63,406)	(491,701)
Cash settlements on derivative financial instruments	250,430	111,054
Divestiture contract obligation, including accretion	20,329	60,774
Amortization of deferred financing costs and other	2,425	2,594
Deferred and stock-based compensation	29,337	41,403
Gain on the sale of assets	(153)	(244)
Gain on early extinguishment of debt	(243)	(439)
Changes in working capital:
Accounts receivable	76,913	317,981
Other current assets	(22,405)	(2,998)
Accounts payable	(5,718)	(76,143)
Accrued liabilities and other	(101,805)	(211,479)
Net cash provided from operating activities	480,705	601,546
Investing activities:
Additions to natural gas properties	(286,098)	(277,088)
Additions to field service assets	(1,125)	(87)
Acreage purchases	(34,997)	(19,572)
Proceeds from disposal of assets	262	771
Purchases of marketable securities held by the deferred compensation plan	(36,113)	(39,346)
Proceeds from the sales of marketable securities held by the deferred compensation plan	41,939	43,663
Net cash used in investing activities	(316,132)	(291,659)
Financing activities:
Borrowings on credit facility	—	$185,000
Repayments on credit facility	—	(204,000)
Repayment of senior notes	(66,069)	(60,934)
Dividends paid	(38,874)	(38,640)
Treasury stock purchases	(10,199)	(9,663)
Taxes paid for shares withheld	(25,169)	(39,150)
Change in cash overdrafts	(3,016)	(19,657)
Proceeds from the sales of common stock held by the deferred compensation plan	17,832	39,025
Net cash used in financing activities	(125,495)	(148,019)
Increase in cash and cash equivalents	39,078	161,868
Cash and cash equivalents at beginning of period	211,974	207
Cash and cash equivalents at end of period	$251,052	$162,075

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2024				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income (loss)	deficit	Total
Balance as of December 31, 2023	265,756	$2,658	(24,716)	$(448,681)	$5,879,705	$647	$(1,668,778)	$3,765,551
Issuance of common stock	1,547	15	—	—	(22,428)	—	—	(22,413)
Issuance of common stock upon vesting of PSUs	7	—	—	—	361	—	(361)	—
Stock-based compensation expense	—	—	—	—	10,979	—	—	10,979
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,473)	(19,473)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	92,138	92,138
Balance as of March 31, 2024	267,310	$2,673	(24,716)	$(448,681)	$5,868,617	$632	$(1,596,474)	$3,826,767
Issuance of common stock	109	1	—	—	25,826	—	—	25,827
Stock-based compensation expense	—	—	—	—	9,560	—	—	9,560
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,615)	(19,615)
Treasury stock repurchased	—	—	(305)	(10,199)	—	—	—	(10,199)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	—	28,704	28,704
Balance as of June 30, 2024	267,419	$2,674	(25,021)	$(458,880)	$5,904,003	$616	$(1,587,385)	$3,861,028

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

Fiscal Year 2023				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2022	262,887	$2,629	(24,002)	$(429,659)	$5,764,970	$467	$(2,462,401)	$2,876,006
Issuance of common stock	2,794	28	—	—	(33,963)	—	—	(33,935)
Issuance of common stock upon vesting of PSUs	6	—	—	—	278	—	(278)	—
Stock-based compensation expense	—	—	—	—	9,096	—	—	9,096
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,334)	(19,334)
Treasury stock issuance	—	—	1	20	(20)	—	—	—
Treasury stock repurchased	—	—	(323)	(7,737)	—	—	—	(7,737)
Excise tax on stock repurchases	—	—	—	(97)	—	—	—	(97)
Other comprehensive income	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	—	481,447	481,447
Balance as of March 31, 2023	265,687	$2,657	(24,324)	$(437,473)	$5,740,361	$476	$(2,000,566)	$3,305,455
Issuance of common stock	65	—	—	—	64,360	—	—	64,360
Stock-based compensation expense	—	—	—	—	8,687	—	—	8,687
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,306)	(19,306)
Treasury stock repurchased	—	—	(77)	(1,926)	—	—	—	(1,926)
Excise tax on stock repurchases	—	—	—	97	—	—	—	97
Other comprehensive income	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	—	30,231	30,231
Balance as of June 30, 2023	265,752	$2,657	(24,401)	$(439,302)	$5,813,408	$485	$(1,989,641)	$3,387,607

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

Range Resources Corporation is a Fort Worth, Texas-based independent natural gas, natural gas liquids (NGLs) and oil (predominately condensate referred to herein as "oil") company engaged in the exploration, development and acquisition of natural gas and liquids properties in the Appalachian region of the United States. Our objective is to build stockholder value through returns-focused development of our properties. Range is a Delaware corporation with our common stock listed and traded on the New York Stock Exchange under the symbol "RRC."

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the SEC on February 21, 2024. The results of operations for second quarter and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. We make certain reclassifications to the prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income or cash flows.

(3) NEW ACCOUNTING STANDARDS

Not Yet Adopted

There were no issued or pending accounting standards in second quarter 2024 expected to have a material impact on our consolidated financial statements.

(4) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

We have three material revenue streams in our business: natural gas sales, NGLs sales and oil sales. Brokered revenue attributable to each product sales type is included here because the volume of product that we purchase is subsequently sold to separate counterparties in accordance with existing sales contracts under which we also sell our production. Other marketing revenue for the three months ended June 30, 2023 includes the receipt of a $1.5 million make-whole payment and the six months ended June 30, 2023 includes a total receipt of $5.1 million in make-whole payments. Accounts receivable attributable to our revenue contracts with customers was $201.4 million at June 30, 2024 and $263.9 million at December 31, 2023. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Natural gas sales	$209,652	$225,359	$481,127	$666,939
NGLs sales	228,285	200,717	484,361	457,157
Oil sales	40,513	42,306	79,963	80,568
Total natural gas, NGLs and oil sales	478,450	468,382	1,045,451	1,204,664
Sales of purchased natural gas	25,625	39,034	51,825	114,094
Sales of purchased NGLs	3,951	300	4,187	668
Interest income	3,376	1,780	6,319	2,737
Other marketing revenue	1,833	3,747	4,224	9,473
Total	$513,235	$513,243	$1,112,006	$1,331,636

(5) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. Consequently, based upon the mix and timing of our actual earnings compared to annual projections, our effective tax rate may vary quarterly and may make comparisons not meaningful. For the three and six months ended June 30, 2024 and 2023, our overall effective tax rate was different than the federal statutory rate due primarily to state income taxes, tax credits, equity compensation and the limitation of executive compensation expense. Current income taxes reflect estimated state and federal income taxes due for 2024 which is based on our estimated earnings, taking into account all applicable tax rates and laws.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income, as reported	$28,704	$30,231	$120,842	$511,678
Participating earnings (a)	(180)	(679)	(772)	(11,636)
Basic net income attributed to common shareholders	28,524	29,552	120,070	500,042
Reallocation of participating earnings (a)	—	2	4	112
Diluted net income attributed to common shareholders	$28,524	$29,554	$120,074	$500,154
Net income per common share:
Basic	$0.12	$0.12	$0.50	$2.10
Diluted	$0.12	$0.12	$0.49	$2.07

(a)

Restricted Stock Liability Awards represent participating securities because they participate in non-forfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding – basic	241,125	238,970	240,815	238,497
Effect of dilutive securities:
Director and employee restricted stock and performance based equity awards	1,858	2,135	1,951	2,572
Weighted average common shares outstanding – diluted	242,983	241,105	242,766	241,069

Weighted average common shares outstanding – basic for second quarter 2024 excludes 1.5 million shares of restricted stock held in our deferred compensation plan compared to 5.4 million shares in second quarter 2023 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding – basic for first six months 2024 excludes 1.6 million shares of restricted stock held in our deferred compensation plan compared to 5.5 million shares for first six months 2023. For the three months ended June 30, 2024, equity grants of 17,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. For six months ended June 30, 2024, equity grants of 9,000 shares were outstanding but not included in the computation of diluted net income because the shares would be anti-dilutive to the computation.

(7) Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2024	December 31, 2023
	(in thousands)
Natural gas properties:
Properties subject to depletion	$10,750,822	$10,435,611
Unproved properties	812,955	789,871
Total	11,563,777	11,225,482
Accumulated depletion and depreciation	(5,279,146)	(5,107,801)
Net capitalized costs	$6,284,631	$6,117,681

(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

(8) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands):

	June 30, 2024	December 31, 2023
Bank debt	$—	$—
Senior notes:
4.875% senior notes due 2025	621,136	688,388
8.25% senior notes due 2029	600,000	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	1,721,136	1,788,388
Unamortized debt issuance costs	(12,414)	(14,159)
Total debt, net of deferred financing costs	1,708,722	1,774,229
Less current maturities of long-term debt (a)	(620,067)	—
Total long-term debt	$1,088,655	$1,774,229

(a) As of June 30, 2024, current maturities include $621.1 million principal amount of our 4.875% senior notes due 2025 ($620.1 million net of deferred financing costs).

No interest was capitalized during the six months ended June 30, 2024 or the year ended December 31, 2023.

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to re-determinations, including event-driven unscheduled re-determinations. As of June 30, 2024, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any part of the base rate loans to SOFR loans. We had no outstanding balance on our bank credit facility during first six months 2024. The weighted average interest rate was 8.4% for first six months 2023. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At June 30, 2024, the commitment fee was 0.375% and the interest rate margin was 0.75% on our ABR loans and 1.75% on our SOFR loans.

As part of our re-determination completed in March 2024, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On June 30, 2024, we had no outstanding borrowings on our bank credit facility. We had $169.2 million of undrawn letters of credit, leaving $1.3 billion of committed borrowing capacity available under the facility.

Senior Note Redemptions

If we experience a change of control, noteholders may require us to repurchase all or a portion of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any. We currently intend to retire our outstanding long-term debt as it matures, is callable or when market conditions are favorable to repurchase through privately negotiated transactions, open market repurchases, redemptions or otherwise.

During the six months ended June 30, 2024, we repurchased in the open market $66.5 million principal amount of our 4.875% senior notes due 2025 at a discount. We also repurchased in the open market an additional $800,000 principal amount of our 4.875% senior notes that was traded in June but not settled until July 2024 and is included in accounts payable in the consolidated balance sheets.

We recognized a gain on early extinguishment of debt for these transactions of $243,000, net of remaining deferred financing costs on the repurchased debt. During the six months ended June 30, 2023, we repurchased in the open market $61.6 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $439,000, net of the remaining deferred financing costs on the repurchased debt.

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

Debt Covenants

Our bank credit facility contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate or make certain investments. We are required to maintain a maximum consolidated debt to EBITDAX ratio (as defined in the bank credit facility agreement) of 3.75x and a minimum current ratio (as defined in the bank credit facility agreement) of 1.0x. We were in compliance with applicable covenants under the bank credit facility at June 30, 2024.

(9) ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations primarily represent the estimated present value of the amounts we will incur to plug, abandon and remediate our producing properties at the end of their productive lives. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, estimated future inflation rates and well lives. The inputs are calculated based on historical data as well as current estimated costs. A reconciliation of our liability for plugging and abandonment costs for the six months ended June 30, 2024 and the year ended December 31, 2023 is as follows (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning of period	$117,429	$109,851
Liabilities incurred	1,836	2,047
Liabilities settled	(3,546)	(3,039)
Accretion expense	3,238	6,000
Change in estimate	550	2,570
End of period	119,507	117,429
Less current portion	(2,395)	(2,395)
Long-term asset retirement obligations	$117,112	$115,034

Accretion expense is recognized as a component of depreciation, depletion and amortization expense in the accompanying consolidated statements of income.

(10) DERIVATIVE ACTIVITIES

We use commodity-based derivative contracts to manage exposure to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. We utilize commodity swaps, collars, three-way collars or swaptions to (1) reduce the effect of price volatility of the commodities we produce and sell and (2) support our annual capital budget, fixed costs and investment plans. The fair value of our derivative contracts, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract price and a reference price, generally the New York Mercantile Exchange (NYMEX) for natural gas and oil or Mont Belvieu for NGLs, approximated a net gain of $241.7 million at June 30, 2024. These contracts expire monthly through December 2027. The following table sets forth our commodity-based derivative volumes by year as of June 30, 2024, excluding our basis swaps which are discussed separately below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling
Natural Gas (a)
2024	Swaps	300,000 Mmbtu/day	$4.11
2024	Collars	433,424 Mmbtu/day			$3.51	$5.66
2024	Three-way Collars	91,576 Mmbtu/day		$2.58	$3.40	$4.31
2025	Swaps	400,000 Mmbtu/day	$4.12
2025	Three-way Collars	138,959 Mmbtu/day		$2.52	$3.33	$4.93
2026	Swaps	100,000 Mmbtu/day	$4.11
2027	Swaps	30,000 Mmbtu/day	$4.10

Oil (b)
2024	Swaps	5,250 bbls/day	$80.90
July - September 2024	Collars	500 bbls/day			$80.00	$90.00

NGLs (C3-Propane)
2024	Swaps	6,500 bbls/day	$33.63

(a)

We also sold natural gas swaptions of 40,000 Mmbtu/day for calendar year 2026 at a weighted average price of $4.08/Mmbtu that expire through October 2024 and 30,000 Mmbtu/day for calendar year 2027 at a weighted price of $4.10/Mmbtu that expire in October 2024.

(b)	We also sold oil swaptions of 2,000 bbls/day for calendar year 2025 at a weighted average price of $80.00/bbl that expire in September 2024.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. We recognize all changes in fair value of these derivatives as earnings in derivative fair value income or loss in the periods in which they occur.

Basis Swap Contracts

In addition to the commodity derivatives described above, at June 30, 2024, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle through December 2028 and include a total volume of 289,875,000 Mmbtu. The fair value of these contracts was a gain of $13.9 million at June 30, 2024.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2024 and December 31, 2023 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

	June 30, 2024	December 31, 2023
Derivative assets:
Gross amounts of recognized assets	$274,593	$452,378
Gross amounts offset in the consolidated balance sheets	(13,196)	(9,407)
Net amounts of assets presented in the consolidated balance sheets	$261,397	$442,971

	June 30, 2024	December 31, 2023
Derivative (liabilities):
Gross amounts of recognized (liabilities)	$(18,974)	$(9,736)
Gross amounts offset in the consolidated balance sheets	13,196	9,407
Net amounts of (liabilities) presented in the consolidated balance sheets	$(5,778)	$(329)

Derivative Fair Value Income

The effects of our derivatives on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Commodity swaps	$(680)	$43,067	$31,961	$252,159
Swaptions	192	(2,492)	(867)	(2,492)
Three-way collars	2,260	5,399	8,743	56,214
Collars	(16,084)	11,787	25,887	172,358
Basis swaps	31,120	66,993	(2,318)	18,402
Divestiture contingent consideration	—	(1,020)	—	(4,940)
Total derivative fair value income	$16,808	$123,734	$63,406	$491,701

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

Fair Values – Recurring

We use a market approach for our recurring fair value measurements and endeavor to use the best information available. The following tables present the fair value hierarchy for assets and liabilities measured at fair value, on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2024 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of June 30, 2024
Trading securities held in the deferred compensation plan		$59,757	$—	$—	$59,757
Derivatives	–swaps	—	167,438	—	167,438
	–collars	—	63,129	—	63,129
	–three-way collars	—	13,136	—	13,136
	–basis swaps	—	13,944	—	13,944
	–swaptions	—	—	(2,028)	(2,028)

		Fair Value Measurements at December 31, 2023 using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of December 31, 2023
Trading securities held in the deferred compensation plan		$71,989	$—	$—	$71,989
Derivatives	–swaps	—	247,580	—	247,580
	–collars	—	152,540	—	152,540
	–three-way collars	—	25,406	—	25,406
	–basis swaps	—	18,277	—	18,277
	–swaptions	—	—	(1,161)	(1,161)

Our trading securities in Level 1 are exchange-traded and measured at fair value with a market approach using end of period market values. Derivatives in Level 2 are measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. Derivatives in Level 3 are also measured at fair value with a market approach using third-party pricing services which have been corroborated with data from active markets or broker quotes. However, the subjectivity in the volatility factors utilized can cause a significant change in the fair value measurement and is considered a significant unobservable input. As of June 30, 2024, a portion of our natural gas and oil instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed-price swaps. At June 30, 2024, we used a weighted average implied volatility of 16% for natural gas swaptions and 22% for oil swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Six Months Ended June 30,
Balance at December 31, 2023	$(1,161)
Total gains included in earnings	—
Additions	(2,028)
Settlements	1,161
Balance at June 30, 2024	$(2,028)

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in deferred compensation plan expense in the accompanying consolidated statements of income. For second quarter 2024, interest and dividends were $283,000 and the mark-to-market adjustment was a gain of $679,000 compared to interest and dividends of $435,000 and a mark-to-market gain of $2.6 million in second quarter 2023. For first six months 2024, interest and dividends were $478,000 and the mark-to-market adjustment was a gain of $4.9 million compared to interest and dividends of $614,000 and a mark-to-market gain of $5.7 million in first six months 2023.

Fair Values - Non-recurring

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges in second quarter or first six months 2024 or 2023.

Fair Values – Reported

The following presents the carrying amounts and the fair values of our financial instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives	$261,397	$261,397	$442,971	$442,971
Marketable securities (a)	59,757	59,757	71,989	71,989
(Liabilities):
Commodity derivatives	(5,778)	(5,778)	(329)	(329)
Bank credit facility (b)	—	—	—	—
4.875% senior notes due 2025 (b)	(621,136)	(617,335)	(688,388)	(679,363)
8.25% senior notes due 2029 (b)	(600,000)	(622,122)	(600,000)	(624,816)
4.75% senior notes due 2030 (b)	(500,000)	(468,935)	(500,000)	(463,085)
Deferred compensation plan (c)	(85,156)	(85,156)	(117,125)	(117,125)
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

Concentrations of Credit Risk

As of June 30, 2024, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. Most of our receivables are from a diverse group of companies, including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. Letters of credit or other appropriate assurances are obtained as deemed necessary to limit our risk of loss. Our allowance for uncollectible receivables was $308,000 at June 30, 2024 and $308,000 at December 31, 2023. Our derivative exposure to credit risk is diversified primarily among major investment grade financial institutions, where we have master netting agreements which provide for offsetting payables against receivables from separate derivative contracts. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. We may also limit the level of exposure with any single counterparty. At June 30, 2024, our derivative counterparties include fifteen financial institutions, of which ten are secured lenders in our bank credit facility. At June 30, 2024, our net derivative asset includes an aggregate net receivable of $2.5 million from three counterparties not included in our bank credit facility and a payable to the remaining two counterparties of $1.2 million.

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

Total Stock-Based Compensation Expense

Stock-based compensation represents amortization of restricted stock and performance units. The following details the allocation of stock-based compensation to functional expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct operating expense	$471	$426	$968	$841
Brokered natural gas and marketing expense	583	460	1,291	1,121
Exploration expense	335	303	659	623
General and administrative expense	8,482	8,415	18,460	18,015
Total stock-based compensation expense	$9,871	$9,604	$21,378	$20,600

The mark-to-market adjustment of the liability related to the vested restricted stock Liability Awards held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to the functional expenses and, therefore, is not allocated to the functional categories above.

Restricted Stock – Equity Awards

We grant restricted stock units and restricted stock under our equity-based stock compensation plans to our employees, which we refer to as restricted stock Equity Awards. The restricted stock units and restricted stock generally vest over a three-year period and typically are contingent on the recipient’s continued employment. The grant date fair value of the Equity Awards is based on the fair market value of our common stock on the date of grant. In 2023, we began granting restricted stock (previously placed in our deferred compensation plan) that vests at the end of a three-year period for certain officer grants and at the end of a one-year period for non-employee directors. Vesting is also typically based upon the officer's continued employment with us. Prior to vesting, recipients of restricted stock typically earn dividends payable in cash upon vesting but they have no voting rights prior to vesting. Restricted stock Equity Awards are not issued until such time as they are vested and grantees receive the awards in stock. We recorded compensation expense for these outstanding Equity Awards of $18.0 million in first six months 2024 compared to $15.3 million in the same period of 2023.

Restricted Stock – Liability Awards

The Compensation Committee also grants restricted stock to certain employees and non-employee directors of the board of directors as part of their compensation. Upon grant of these restricted shares, which we refer to as restricted stock Liability Awards, these shares are placed in our deferred compensation plan (see further discussion below) and, upon vesting, withdrawals are allowed in cash or in stock. Compensation expense is recognized over the balance of the vesting period, which is typically at the end of three years for employee grants and at the end of a one-year period for non-employee directors. In 2023, the number of shares granted into our deferred compensation plan was reduced in favor of restricted stock Equity Awards. All restricted stock Liability Awards are issued at prevailing market prices at the time of the grant and the vesting is typically based upon an employee’s continued employment with us. Prior to vesting, Liability Award recipients have the right to receive dividends thereon. These Liability Awards are classified as a liability and are re-measured at fair value each reporting period. This mark-to-market amount is reported in deferred compensation plan expense in the accompanying consolidated statements of income. We recorded compensation expense for these Liability Awards of $706,000 in first six months 2024 compared to $2.7 million in first six months 2023.

Stock-Based Performance Awards - (PSUs)

We have granted two types of performance share awards: one based on performance conditions measured against internal performance metrics and one based on market conditions measured based on Range’s performance relative to a predetermined peer group (TSR Awards). In first six months 2024, only TSR Awards were granted.

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

Internal Performance Metric Awards. These awards are expensed ratably over the service period and vest at the end of the three-year performance period. The performance metrics are set by the Compensation Committee. If the performance metric for the applicable period is not met, that portion is considered forfeited and there is an adjustment to the expense recorded. We recorded compensation expense associated with the prior year grants of $696,000 in first six months 2024 compared to expense of $1.4 million in first six months 2023.

TSR Awards. These awards are earned, or not earned, based on the comparative performance of Range’s common stock measured against a predetermined group of companies in the peer group over a three-year performance period. The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The fair value is recognized as stock-based compensation expense over the three-year performance period. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option-implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. We recorded compensation expense of $1.8 million in first six months 2024 compared to $886,000 in the same period of 2023. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved. The following assumptions were used to estimate the fair value of the TSR Awards granted during first six months 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.1%	3.8%
Expected annual volatility	56%	61%
Grant date fair value per unit	$31.84	$30.37

Equity and Liability Award Summary

The following is a summary of the activity for our restricted stock and performance awards for the six months ended June 30, 2024 and 2023:

	Restricted Stock Equity Awards		Restricted Stock Liability Awards		Stock-Based Performance Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,473,805	$22.82	93,116	$19.44	937,582	$17.01
Granted	1,267,971	30.41	13,442	32.85	254,195	31.84
Vested	(751,188)	24.20	(53,504)	18.93	(526,918)	10.99
Forfeited	(3,654)	25.82	—	—	—	—
Outstanding at June 30, 2024	1,986,934	$27.14	53,054	$23.34	664,859	$27.45

Outstanding at December 31, 2022	1,736,688	$14.44	379,633	$14.71	1,950,632	$9.02
Granted	1,608,170	25.01	18,732	24.86	145,747	26.86
Vested	(955,354)	16.49	(193,483)	14.20	(1,158,797)	4.80
Forfeited	(25,090)	17.64	—	—	—	—
Outstanding at June 30, 2023	2,364,414	$20.77	204,882	$16.11	937,582	$17.01

(a)

Amounts granted reflect performance units initially granted. The actual payout will be between zero and 200% depending on achievement of either total stockholder return ranking compared to our peers over the performance period or on the achievement of internal performance targets.

Deferred Compensation Plan

Our deferred compensation plan gives non-employee directors and officers the ability to defer all or a portion of their salaries, bonuses or director fees and invest in Range common stock or make other investments at the individual’s discretion. Range provides a partial matching contribution to participating officers which generally vests at the end of three years. The assets of the plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is treated as a liability award as employees are allowed to take withdrawals from the Rabbi Trust either in cash or in Range stock. The liability for the vested portion of the stock held in the Rabbi Trust is reflected as deferred compensation liability in the accompanying consolidated balance sheets and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. The assets of the Rabbi Trust, other than our common stock, are invested in marketable securities and reported at their market value as other assets in the accompanying consolidated balance sheets. The deferred compensation liability reflects the vested market value of the marketable securities and Range stock held in the Rabbi Trust. Changes in the market value of the marketable securities and changes in the fair value of the deferred compensation plan liability are charged or credited to deferred compensation plan expense each quarter. We recorded a mark-to-market loss of $1.2 million in second quarter 2024 compared to a mark-to-market loss of $11.2 million in second quarter 2023. We recorded a mark-to-market loss of $7.6 million in first six months 2024 compared to a mark-to-market loss of $20.5 million in first six months 2023. The Rabbi Trust held 811,000 shares (758,000 vested shares) of Range stock at June 30, 2024 compared to 1.6 million shares (1.5 million vested shares) at December 31, 2023.

(13) CAPITAL STOCK

We have authorized capital stock of 485.0 million shares, which includes 475.0 million shares of common stock and 10.0 million shares of preferred stock. We currently have no preferred stock issued or outstanding. The following is a schedule of changes in the number of common shares outstanding since the beginning of 2023:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning balance	241,040,304	238,885,730
Restricted stock grants	13,442	50,238
Restricted stock units vested	1,187,152	1,755,345
Performance stock units issued	455,317	1,057,245
Performance stock dividends	6,914	6,276
Treasury shares	(304,871)	(714,530)
Ending balance	242,398,258	241,040,304

Stock Repurchase Program

In 2019, the board of directors approved a stock repurchase program which was increased in size in 2022. At June 30, 2024, we had a remaining authorization to repurchase up to approximately $1.1 billion of our common stock. Under this program, we may repurchase shares in open market transactions, from time to time, in accordance with applicable SEC rules and federal securities laws. Purchases under the program are made at our discretion and may change based upon market conditions. In second quarter 2024, we repurchased 304,871 shares at an aggregate cost of $10.2 million. In addition, we repurchased $9.9 million (295,129 shares) that were traded in June and settled in July. The following is a schedule of the change in treasury shares based on settlement date for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance	24,716,065	24,716,065
Rabbi trust shares distributed/sold	—	—
Shares repurchased	304,871	304,871
Ending balance	25,020,936	25,020,936

(14) EXIT COSTS

In third quarter 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first six months 2024, we recorded accretion expense of $20.3 million compared to $21.0 million in the same period of the prior year. In first six months 2023, we also recorded a net adjustment of $39.8 million to increase the obligation for an increase in forecasted rates due to inflation. We have recorded no adjustments to date in 2024. The estimated discounted divestiture contract obligation was $368.8 million at June 30, 2024.

In second quarter 2020, we negotiated capacity releases on certain transportation pipelines in Pennsylvania effective May 31, 2020 and extending through the remainder of the contract. The estimated remaining discounted obligation for these transportation capacity releases as of June 30, 2024 was $1.2 million.

The following summarizes our exit costs (including accretion of discount and any adjustments) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transportation contract capacity releases	$31	$95	$80	$203
Divestiture contract obligation	10,063	48,559	20,329	60,774
	$10,094	$48,654	$20,409	$60,977

The following details the accrued exit cost liability activity for the six months ended June 30, 2024 (in thousands):

Exit Costs (a)
Balance at December 31, 2023	$399,989
Accretion of discount	20,409
Payments	(50,430)
Balance at June 30, 2024	$369,968

(a) Includes the divestiture contract obligation and the transportation contract capacity release obligation.

(15) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$(1,125)	$(2,200)
Interest paid	(58,215)	(60,987)
Non-cash investing activities included:
Increase in asset retirement costs capitalized	2,386	1,917
Increase in accrued capital expenditures	21,773	28,440

(16) COMMITMENTS AND CONTINGENCIES

Litigation

We are the subject of, or party to, various pending or threatened legal actions, administrative proceedings or investigations arising in the ordinary course of our business including, but not limited to, royalty claims, contract claims and environmental claims. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to these actions, proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of June 30, 2024, liabilities for remediation were not material. We are not aware of any environmental claims existing as of June 30, 2024 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Transportation, Gathering and Processing Contracts

In first quarter 2024, our transportation and gathering commitments over the next twelve years increased by approximately $580.0 million from December 31, 2023, primarily due to contract extensions and certain agreements that were contingent on facility construction as of the end of 2023 and are now in service. There were no significant changes to firm transportation, gathering and processing minimum commitments in the second quarter 2024.

In addition to the above, during second quarter 2024 we entered into an amendment of an existing contract that will expand gathering, processing and transportation capacity by 300,000 Mmcf/day, contingent on the completion of construction and is expected to be in service in 2026. We have a related contingent minimum commitment associated with the de-ethanization capacity. Beginning on the in-service date this capacity will total 40,000 bbls/day, increasing by 5,000 bbls/day after one year of service, and continues through the end of the agreement.

(17) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of income. There were no capitalized exploratory well costs in 2023. The following table reflects the changes in capitalized exploratory well costs for the six months ended June 30, 2024 (in thousands):

Six Months Ended June 30, 2024

Balance at beginning of period	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	12,606
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—
Capitalized exploratory well costs, charged to expense	—
Balance at end of period	$12,606
Less exploratory well costs that have been capitalized for a period of one year or less	$12,606
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—

(18) Costs Incurred for Property Acquisition, Exploration and Development (a)

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(in thousands)
Acquisitions:
Acreage purchases	$28,081	$40,067
Development	301,162	568,484
Exploration:
Drilling	12,606	—
Expense	10,518	25,280
Stock-based compensation expense	659	1,250
Gas gathering facilities:
Development	2,144	3,123
Subtotal	355,170	638,204
Asset retirement obligations	2,386	4,616
Total costs incurred	$357,556	$642,820

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

Our overarching business objective is to build stockholder value through returns-focused development of properties. Our strategy to achieve our business objective is to generate consistent cash flows from reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures. Currently, our investment portfolio is focused on high-quality natural gas assets in the Commonwealth of Pennsylvania. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs and oil and on our ability to economically find, develop, acquire and produce these reserves.

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
•
the amount of cash flow available to us for reinvestment; and
•
our ability to borrow and raise additional capital, if needed.

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

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large hydrocarbon producing nations, the Russia-Ukraine conflict, hostilities in the Middle East, global inventories of oil and gas, future monetary and fiscal policy and governmental policies aimed at transitioning towards lower carbon energy, and we expect prices for some or all of the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the global energy markets. In first quarter 2024, natural gas prices declined primarily due to mild winter weather, but prices partially recovered in late second quarter 2024 based on signs of lower industry well completion activity and supply declines. Longer term natural gas futures prices remain stronger based on market expectations that associated gas-related activity in oil basins and dry gas basin activity will show modest rates of growth compared with the past due to infrastructure constraints, moderated reinvestment rates and core inventory exhaustion. In addition, the global energy crisis experienced in recent years further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for United States liquefied natural gas exports, domestic industrial gas demand and power generation to support anticipated data center demand growth. Other factors such as geopolitical disruptions, supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace and changes in global monetary policy may impact the demand for natural gas, NGLs and oil. We continue to assess and monitor the impact and consequences of these factors on our operations.

Commodity prices have remained volatile. Benchmarks for natural gas decreased in second quarter 2024 and first six months 2024 compared to the same periods of 2023. Benchmarks for NGLs increased in second quarter 2024 compared to the same period of 2023 and remained flat for the first six months 2024 compared to 2023. As a result, we experienced increases in our price realizations for the quarter ended June 30, 2024. Despite overall year to date lower prices, we continue to focus on creating long-term value for our stockholders along with positioning ourselves to be a responsible and reliable supplier of natural gas and NGLs.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$1.88	$2.10	$2.06	$2.79
Oil (per bbl)	80.49	73.98	78.68	74.95
Mont Belvieu NGLs composite (per gallon) (b)	0.55	0.50	0.56	0.56

(a)	Based on weighted average of bid week prompt month prices on the New York Mercantile Exchange ("NYMEX").
(b)	Based on our estimated NGLs product composition per barrel.

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Our price realizations (not including the impact of our derivatives) may differ from these benchmarks for many reasons, including quality, location or production being sold at different indices.

Consolidated Results of Operations

Overview of Second Quarter 2024 Results

During second quarter 2024, we recognized net income of $28.7 million, or $0.12 per diluted common share compared to net income of $30.2 million, or $0.12 per diluted common share during second quarter 2023. The lower net income in second quarter 2024 compared to second quarter 2023 is primarily due to lower derivative fair value income (non-cash fair value adjustment related to our derivatives), slightly offset by higher realized prices.

For second quarter 2024, we experienced an increase in revenue from the sale of natural gas, NGLs and oil due to a 14% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) when compared to the same quarter of 2023, combined with a slight increase of production. Daily production averaged 2.2 Bcfe in second quarter 2024 and 2.1 Bcfe in the same period of 2023.

Our second quarter 2024 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 2% from the same period of 2023 due to a 3% increase in production volumes, partially offset by a 1% decrease in average realized prices (before cash settlements on our derivatives);
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 11% from the same period of 2023;
•
direct operating expense per mcfe was $0.12 in second quarter 2024 compared to $0.13 in the same period of 2023 primarily due to lower water hauling costs, lower workovers and lower equipment costs;
•
transportation, gathering, processing and compression per mcfe was $1.44 in second quarter 2024 compared to $1.42 in the same period of 2023, primarily due to an increase in fixed gathering and transportation costs;
•
general and administrative expense increased 2% from the same period of 2023 primarily due to aggregate impacts of cost inflation; and
•
interest expense decreased 5% from the same period of 2023 due to lower debt balances.

Second quarter 2024 also included the following highlights to enhance our balance sheet, return capital to investors and preserve liquidity:

•
paid $19.5 million of dividends, or $0.08 per share;
•
repurchased $20.1 million of our common stock, of which $10.2 million settled during the quarter;
•
repurchased in the open market $47.1 million face value of our 4.875% senior notes due 2025 at a discount; and
•
maintained substantial liquidity with the accumulation of cash on hand of $251.1 million along with $1.3 billion available under our credit facility.

We generated $148.8 million of cash from operating activities in second quarter 2024, an increase of $22.2 million from second quarter 2023, which reflects the impact of higher realized prices.

Overview of First Six Months 2024 Results

During first six months 2024, we recognized net income of $120.8 million, or $0.49 per diluted common share compared to net income of $511.7 million, or $2.07 per diluted common share during the same period of 2023. The lower net income in first six months 2024 compared to the same period of 2023 is primarily due to lower derivative fair value income (non-cash fair value adjustment related to our derivatives) combined with lower realized prices.

For first six months 2024, we experienced a decrease in revenue from the sale of natural gas, NGLs and oil due to a 7% decrease in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) when compared to the same period of 2023. Daily production averaged 2.1 Bcfe in both the six months ended June 30, 2024 and 2023.

Our first six months 2024 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil decreased 13% from the same period of 2023 with a 15% decrease in average realized prices (before cash settlements on our derivatives) slightly offset by higher production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) decreased 2% from the same period of 2023;
•
direct operating expense per mcfe was $0.11 in first six months 2024 compared to $0.13 in the same period of 2023 primarily due to lower workover costs along with lower water hauling costs;
•
transportation, gathering, processing and compression per mcfe was $1.47 in first six months 2024 compared to $1.45 in the same period of 2023 primarily due to an increase in fixed gathering and transportation costs;
•
general and administrative expense increased 2% from the same period of 2023 primarily due to aggregate impacts of cost inflation; and
•
interest expense decreased 5% from the same period of 2023 due to lower debt balances.

First six months 2024 also included the following highlights to enhance our balance sheet, return capital to investors and preserve liquidity:

•
paid $38.9 million of dividends, or $0.16 per share;
•
repurchased $20.1 million of our common stock, of which $10.2 million settled during the first six months;
•
repurchased in the open market $66.5 million face value of our 4.875% senior notes due 2025 at a discount; and
•
maintained substantial liquidity with the accumulation of cash on hand of $251.1 million along with $1.3 billion available under our credit facility.

We generated $480.7 million of cash from operating activities in first six months 2024, a decrease of $120.8 million from first six months 2023, which reflects the impact of lower working capital and lower realized prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Natural gas, NGLs and oil sales
Natural gas	$209,652	$225,359	$(15,707)	(7)%	$481,127	$666,939	$(185,812)	(28)%
NGLs	228,285	200,717	27,568	14%	484,361	457,157	27,204	6%
Oil	40,513	42,306	(1,793)	(4)%	79,963	80,568	(605)	(1)%
Total natural gas, NGLs and oil sales	$478,450	$468,382	$10,068	2%	$1,045,451	$1,204,664	$(159,213)	(13)%

Production is maintained through drilling success as new wells are placed on production, which is partially offset by the natural decline in production through existing wells. Our production for the three and six months ended June 30, 2024 and 2023 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Production (a)
Natural gas (mcf)	136,099,063	129,416,394	6,682,669	5%	268,749,303	263,062,458	5,686,845	2%
NGLs (bbls)	9,376,810	9,330,430	46,380	0%	19,137,533	18,620,169	517,364	3%
Oil (bbls)	593,020	658,249	(65,229)	(10)%	1,203,299	1,231,285	(27,986)	(2)%
Total (mcfe) (b)	195,918,043	189,348,468	6,569,575	3%	390,794,295	382,171,182	8,623,113	2%

Average daily production (a)
Natural gas (mcf)	1,495,594	1,422,158	73,436	5%	1,476,645	1,453,384	23,261	2%
NGLs (bbls)	103,042	102,532	510	0%	105,151	102,874	2,277	2%
Oil (bbls)	6,517	7,234	(717)	(10)%	6,612	6,803	(191)	(3)%
Total (mcfe) (b)	2,152,946	2,080,752	72,194	3%	2,147,221	2,111,443	35,778	2%

(a)	Represents volumes sold regardless of when produced.
(b)

Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during second quarter 2024 was $1.66 per mcfe compared to $1.46 per mcfe in second quarter 2023. Our average realized price received (including all derivative settlements and third-party transportation costs) during first six months 2024 was $1.85 per mcfe compared to $1.99 per mcfe in first six months 2023. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized prices (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of income. Average realized prices (including derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Average realized price calculations for three and six months ended June 30, 2024 and 2023 are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$1.54	$1.74	$(0.20)	(11)%	$1.79	$2.54	$(0.75)	(30)%
NGLs (per bbl)	24.35	21.51	2.84	13%	25.31	24.55	0.76	3%
Oil (per bbl)	68.32	64.27	4.05	6%	66.45	65.43	1.02	2%
Total (per mcfe) (a)	2.44	2.47	(0.03)	(1)%	2.68	3.15	(0.47)	(15)%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$2.47	$2.34	$0.13	6%	$2.71	$2.97	$(0.26)	(9)%
NGLs (per bbl)	24.56	21.51	3.05	14%	25.41	24.55	0.86	4%
Oil (per bbl)	68.12	62.54	5.58	9%	67.63	62.74	4.89	8%
Total (per mcfe) (a)	3.10	2.88	0.22	8%	3.32	3.44	(0.12)	(3)%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.34	$1.24	$0.10	8%	$1.58	$1.85	$(0.27)	(15)%
NGLs (per bbl)	10.90	8.03	2.87	36%	11.39	10.67	0.72	7%
Oil (per bbl)	67.48	62.14	5.34	9%	66.91	62.37	4.54	7%
Total (per mcfe) (a)	1.66	1.46	0.20	14%	1.85	1.99	(0.14)	(7)%

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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average natural gas differentials below NYMEX	$(0.34)	$(0.36)	$(0.27)	$(0.25)
Realized (losses) gains on basis hedging	$(0.07)	$(0.11)	$0.01	$(0.04)

The following tables reflect our production and average sales prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	Price Variance	Volume Variance	2024	2023	Price Variance	Volume Variance	2024
Natural gas
Price (per mcf)	$1.74	$(0.20)	$—	$1.54	$2.54	$(0.75)	$—	$1.79
Production (Mmcf)	129,416	—	6,683	136,099	263,062	—	5,687	268,749
Natural gas sales	$225,359	$(27,344)	$11,637	$209,652	$666,939	$(200,230)	$14,418	$481,127

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	Price Variance	Volume Variance	2024	2023	Price Variance	Volume Variance	2024
NGLs
Price (per bbl)	$21.51	$2.84	$—	$24.35	$24.55	$0.76	$—	$25.31
Production (Mbbls)	9,330	—	47	9,377	18,620	—	518	19,138
NGLs sales	$200,717	$26,570	$998	$228,285	$457,157	$14,502	$12,702	$484,361

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	Price Variance	Volume Variance	2024	2023	Price Variance	Volume Variance	2024
Oil
Price (per bbl)	$64.27	$4.05	$—	$68.32	$65.43	$1.02	$—	$66.45
Production (Mbbls)	658	—	(65)	593	1,231	—	(28)	1,203
Oil sales	$42,306	$2,399	$(4,192)	$40,513	$80,568	$1,226	$(1,831)	$79,963

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	Price Variance	Volume Variance	2024	2023	Price Variance	Volume Variance	2024
Consolidated
Price (per mcfe)	$2.47	$(0.03)	$—	$2.44	$3.15	$(0.47)	$—	$2.68
Production (Mmcfe)	189,348	—	6,570	195,918	382,171	—	8,623	390,794
Total natural gas, NGLs and oil sales	$468,382	$(6,183)	$16,251	$478,450	$1,204,664	$(186,394)	$27,181	$1,045,451

Transportation, gathering, processing and compression expense was $281.5 million in second quarter 2024 compared to $268.2 million in second quarter 2023. These third-party costs are higher in second quarter 2024 when compared to second quarter 2023 primarily due to higher fixed gathering and transportation costs, higher electricity costs and the impact of higher NGLs prices which result in higher processing costs.

Transportation, gathering, processing and compression expense was $572.4 million in first six months 2024 compared to $553.7 million in the same period of the prior year. These third-party costs are higher in first six months 2024 when compared to the same period of 2023 due to higher fixed gathering and transportation costs and higher electricity costs, slightly offset by lower fuel costs. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and six months ended June 30, 2024 and 2023 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Transportation, gathering processing and compression
Natural gas	$153,040	$142,121	$10,919	8%	$303,152	$294,710	$8,442	3%
NGLs	128,077	125,815	2,262	2%	268,351	258,527	9,824	4%
Oil	378	254	124	49%	867	436	431	99%
Total	$281,495	$268,190	$13,305	5%	$572,370	$553,673	$18,697	3%

Natural gas (per mcf)	$1.13	$1.10	$0.03	3%	$1.13	$1.12	$0.01	1%
NGLs (per bbl)	$13.66	$13.48	$0.18	1%	$14.02	$13.88	$0.14	1%
Oil (per bbl)	$0.64	$0.39	$0.25	64%	$0.72	$0.35	$0.37	106%

Derivative fair value income was income of $16.8 million in second quarter 2024 compared to income of $123.7 million in second quarter 2023. Derivative fair value income was $63.4 million in first six months 2024 compared to income of $491.7 million in the same period of the prior year. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative fair value income per consolidated statements of income	$16,808	$123,734	$63,406	$491,701

Non-cash fair value (loss) income: ⁽ᵃ⁾
Natural gas derivatives	$(113,018)	$42,622	$(173,815)	$370,001
NGLs derivatives	(291)	—	(2,616)	—
Oil derivatives	2,060	5,546	(10,593)	15,586
Divestiture contingent consideration	—	(1,020)	—	(4,940)
Total non-cash fair value (loss) income ⁽ᵃ⁾	$(111,249)	$47,148	$(187,024)	$380,647

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$126,194	$77,725	$247,107	$114,375
NGLs derivatives	1,978	—	1,901	—
Oil derivatives	(115)	(1,139)	1,422	(3,321)
Total net cash receipt	$128,057	$76,586	$250,430	$111,054

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

Brokered natural gas, marketing and other revenue in second quarter 2024 was $34.8 million compared to $44.9 million in second quarter 2023, which is the result of lower broker sales volumes (volumes not related to our production) slightly offset by higher broker sales prices. We continue to optimize our transportation portfolio using these volumes. Other revenue in second quarter 2024 also includes $3.4 million of interest income compared to $1.8 million in the same period of the prior year. Other marketing revenue for second quarter 2023 includes the receipt of a $1.5 million make-whole payment.

Brokered natural gas, marketing and other revenue was $66.6 million in first six months 2024 compared to $127.0 million in first six months 2023, which is the result of lower broker sales prices combined with lower broker sales volumes. Such revenue in first six months 2024 also includes the receipt of $6.3 million of interest income compared to $2.7 million in the same period of the prior year. The six months ended June 30, 2023 also includes $5.1 million in make-whole payments. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Direct operating expense	$0.12	$0.13	$(0.01)	(8)%	$0.11	$0.13	$(0.02)	(15)%
Taxes other than income	0.03	0.04	(0.01)	(25)%	0.03	0.04	(0.01)	(25)%
General and administrative expense	0.20	0.21	(0.01)	(5)%	0.22	0.22	—	—%
Interest expense	0.15	0.16	(0.01)	(6)%	0.15	0.17	(0.02)	(12)%
Depletion, depreciation and amortization expense	0.45	0.45	—	—%	0.45	0.45	—	—%

Direct operating expense was $22.8 million in second quarter 2024 compared to $23.9 million in second quarter 2023. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workover costs and repair-related expenses. Our direct operating costs decreased in second quarter 2024 primarily due to lower water hauling costs, lower workover costs and lower equipment costs. We incurred $644,000 of workover costs in second quarter 2024 compared to $784,000 in second quarter 2023.

Direct operating expense was $44.9 million in first six months 2024 compared to $50.9 million in the same period of the prior year. Our direct operating costs decreased in first six months 2024 when compared to the same period of the prior year due to lower workover costs, lower water hauling costs and lower contract labor and services. We incurred $1.5 million of workover costs in first six months 2024 compared to $3.7 million of workover costs in first six months 2023. These costs are expected to enhance production from existing wells. The following table summarizes direct operating expense per mcfe for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Direct operating
Lease operating expense	$0.11	$0.13	$(0.02)	(15)%	$0.11	$0.12	$(0.01)	(8)%
Workovers	—	—	—	—%	—	0.01	(0.01)	(100)%
Stock-based compensation	0.01	—	0.01	100%	—	—	—	—%
Total direct operating expense	$0.12	$0.13	$(0.01)	(8)%	$0.11	$0.13	$(0.02)	(15)%

Taxes other than income expense is predominately comprised of the Pennsylvania impact fee which is paid based on market commodity prices. In 2012, the Commonwealth of Pennsylvania enacted an "impact fee" which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $4.6 million in second quarter 2024 compared to $6.7 million in second quarter 2023. This impact fee was $10.4 million in first six months 2024 compared to $13.5 million in first six months 2023, which reflects lower natural gas prices. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices. This category also includes franchise, real estate and other applicable taxes. First six months 2024 includes a refund of $618,000 associated with state commercial activity taxes. The following table summarizes taxes other than income per mcfe for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Taxes other than income
Impact fee	$0.03	$0.04	$(0.01)	(25)%	$0.03	$0.04	$(0.01)	(25)%
Other	—	—	—	—%	—	—	—	—%
Total taxes other than income	$0.03	$0.04	$(0.01)	(25)%	$0.03	$0.04	$(0.01)	(25)%

General and administrative (G&A) expense was $40.1 million in second quarter 2024 compared to $39.5 million in second quarter 2023. The second quarter 2024 increase of $615,000 when compared to the same period of 2023 is primarily due to aggregate impacts of cost inflation.

G&A expense for first six months 2024 was $84.1 million compared to $82.7 million in the same period of 2023. The increase of $1.4 million is primarily due to aggregate impacts of cost inflation. The following table summarizes G&A expenses on a per mcfe basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
General and administrative
General and administrative	$0.16	$0.17	$(0.01)	(6)%	$0.17	$0.17	$—	—%
Stock-based compensation	0.04	0.04	—	—%	0.05	0.05	—	—%
Total general and administrative expense	$0.20	$0.21	$(0.01)	(5)%	$0.22	$0.22	$—	—%

Interest expense was $29.7 million in second quarter 2024 compared to $31.1 million in second quarter 2023. Interest expense was $60.2 million in first six months 2024 compared to $63.3 million in first six months 2023. The following table presents information about interest expense per mcfe for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Bank credit facility (a)	$0.01	$0.01	$—	—%	$0.01	$0.02	$(0.01)	(50)%
Senior notes	0.13	0.14	(0.01)	(7)%	0.13	0.14	(0.01)	(7)%
Amortization of deferred financing costs and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total interest expense	$0.15	$0.16	$(0.01)	(6)%	$0.15	$0.17	$(0.02)	(12)%
Average debt outstanding ($000s)	$1,752,389	$1,829,021	$(76,632)	(4)%	$1,766,269	$1,855,493	$(89,224)	(5)%
Average interest rate (b)	6.5%	6.5%	—%	—%	6.5%	6.5%	—%	—%

(a) (b)	Includes commitment fees. Excludes deferred financing costs.

The decrease in interest expense for second quarter 2024 from the same period of 2023 was primarily due to lower average outstanding debt balances. We had no debt outstanding on the bank credit facility for second quarter 2024 or the same period 2023.

The decrease in interest expense for first six months 2024 from the same period of 2023 was primarily due to lower average outstanding debt balances. We had no debt outstanding on the bank credit facility for first six months 2024 compared to a $16.0 million average debt balance for first six months 2023 and the weighted average interest rate on the credit facility was 8.4% in first six months 2023.

Depletion, depreciation and amortization (DD&A) expense was $87.6 million in second quarter 2024 compared to $85.0 million in second quarter 2023. This increase is due to slightly higher production volumes. Depletion expense, the largest component of DD&A expense, was $0.44 per mcfe in second quarter 2024 compared to $0.44 per mcfe in second quarter 2023.

DD&A expense was $174.7 million in first six months 2024 compared to $171.6 million in the same period of 2023. This increase is due to a slight increase in production volumes. Depletion expense was $0.44 per mcfe in first six months 2024 compared to $0.44 in the same period of 2023. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
DD&A
Depletion and amortization	$0.44	$0.44	$—	—%	$0.44	$0.44	$—	—%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.45	$0.45	$—	—%	$0.45	$0.45	$—	—%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit costs, deferred compensation plan expense and gain on early extinguishment of debt. Stock-based compensation includes the amortization of restricted stock grants and performance units. The following table details the allocation of stock-based compensation to functional expense categories for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct operating expense	$471	$426	$968	$841
Brokered natural gas and marketing expense	583	460	1,291	1,121
Exploration expense	335	303	659	623
General and administrative expense	8,482	8,415	18,460	18,015
Total stock-based compensation expense	$9,871	$9,604	$21,378	$20,600

Brokered natural gas and marketing expense was $34.1 million in second quarter 2024 compared to $44.8 million in second quarter 2023 due to lower broker purchase volumes (volumes not related to our production) slightly offset by higher commodity prices. Brokered natural gas and marketing expense was $65.7 million in first six months 2024 compared to $111.9 million in first six months 2023 due to lower commodity prices and lower broker purchase volumes. The following table details our brokered natural gas, marketing and other net margin for the three and six months ended June 30, 2024 and 2023(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Brokered natural gas and marketing
Brokered natural gas sales	$25,625	$39,034	$51,825	$114,094
Brokered NGLs sales	3,951	300	4,187	668
Interest income	3,376	1,780	6,319	2,737
Other marketing revenue and other income	1,833	3,747	4,224	9,473
Brokered natural gas purchases and transportation	(27,283)	(42,072)	(56,102)	(106,347)
Brokered NGLs purchases	(3,606)	(262)	(3,920)	(602)
Other marketing expense	(3,207)	(2,466)	(5,677)	(4,919)
Net brokered natural gas, marketing and other net margin	$689	$61	$856	$15,104

Exploration expense was $6.7 million in second quarter 2024 compared to $7.4 million in second quarter 2023 due to lower seismic costs. Exploration expense was $11.2 million in first six months 2024 compared to $12.1 million in first six months 2023 due to lower seismic costs slightly offset by higher delay rentals. The following table details our exploration expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
Exploration
Seismic	$—	$1,161	$(1,161)	(100)%	$25	$1,331	$(1,306)	(98)%
Delay rentals and other	4,718	4,612	106	2%	7,635	7,151	484	7%
Personnel expense	1,598	1,372	226	16%	2,858	2,947	(89)	(3)%
Stock-based compensation expense	335	303	32	11%	659	623	36	6%
Total exploration expense	$6,651	$7,448	$(797)	(11)%	$11,177	$12,052	$(875)	(7)%

Abandonment and impairment of unproved properties expense was $1.5 million in second quarter 2024 compared to $25.8 million in second quarter 2023. Abandonment and impairment of unproved properties was $3.9 million in first six months 2024 compared to $33.3 million in the same period of 2023. Abandonment and impairment of unproved properties for second quarter 2024 and first six months 2024 decreased when compared to the same periods of 2023 due to lower expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire and we expect to allow acreage to expire in the future. However, we also believe acreage needed for our future development plans can be leased again.

Exit costs were $10.1 million in second quarter 2024 compared to $48.7 million in second quarter 2023. In second quarter 2024, we recorded $10.1 million accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending through 2030 compared to accretion expense of $10.9 million in the same quarter of the prior year. Second quarter 2023 also included an adjustment of $37.8 million to increase this obligation primarily due to an increase in forecasted rates due to inflation.

Exit costs were $20.4 million in first six months 2024 compared to $61.0 million in first six months 2023. We recorded accretion expense of $20.4 million in first six months 2024 compared to accretion expense of $21.2 million in the same period of 2023. The first six months 2023 includes an adjustment of $39.8 million to increase this obligation primarily for an increase in forecasted rates due to inflation. There have been no adjustments made in 2024.

Deferred compensation plan expense was a loss of $1.2 million in second quarter 2024 compared to a loss of $11.2 million in second quarter 2023. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense. Our stock price decreased from $34.43 at March 31, 2024 to $33.53 at June 30, 2024. In the same period of the prior year our stock price increased from $26.47 at March 31, 2023 to $29.40 at June 30, 2023.

During first six months 2024, deferred compensation plan expense was a loss of $7.6 million compared to a loss of $20.5 million in the same period of 2023. Our stock price increased from $30.44 at December 31, 2023 to $33.53 at June 30, 2024. In the same period of the prior year, our stock price increased from $25.02 at December 31, 2022 to $29.40 at June 30, 2023.

Income tax (benefit) expense was a benefit of $18.7 million in second quarter 2024 compared to an expense of $14.7 million in second quarter 2023. Income tax benefit was $490,000 in first six months 2024 compared to an expense of $136.6 million in the same period of 2023. The 2024 and 2023 effective tax rates were different than the statutory tax rates due to state income taxes, tax credits, equity compensation and the limitation of our executive compensation expense.

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

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Sources of cash and cash equivalents
Operating activities	$480,705	$601,546
Disposal of assets	262	771
Borrowing on credit facility	—	185,000
Other	59,771	82,688
Total sources of cash and cash equivalents	$540,738	$870,005

Uses of cash and cash equivalent
Additions to natural gas properties	$(286,098)	$(277,088)
Repayments on credit facility	—	(204,000)
Acreage purchases	(34,997)	(19,572)
Additions to field service assets	(1,125)	(87)
Repayment of senior notes	(66,069)	(60,934)
Treasury stock purchases	(10,199)	(9,663)
Dividends paid	(38,874)	(38,640)
Other	(64,298)	(98,153)
Total uses of cash and cash equivalents	$(501,660)	$(708,137)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first six months 2024 was $480.7 million compared to $601.5 million in first six months 2023. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in cash provided from operating activities from first six months 2023 to first six months 2024 reflects lower working capital and lower realized prices. As of June 30, 2024, we have hedged more than 50% of our projected natural gas production for the remainder of 2024. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months 2024 was a negative $53.0 million compared to a positive $27.4 million for first six months 2023.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first six months 2024 were consistent with expectations relative to our announced 2024 capital budget.

Repayment of senior notes for first six months 2024 includes the repurchase and settlement of $66.5 million principal amount of our 4.875% senior notes due 2025 at a discount.

Treasury stock purchases for first six months 2024 include the repurchase and settlement of 305,000 shares for a total of $10.2 million as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Our main sources of liquidity are cash, internally generated cash flow from operations, capital market transactions and our bank credit facility. At June 30, 2024, we had approximately $1.6 billion of liquidity consisting of $251.1 million of cash on hand and $1.3 billion of availability under our bank credit facility. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

We expect our 2024 capital program to be funded by cash flows from operations. During the six months ended June 30, 2024, we generated $480.7 million of cash flows from operating activities.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of June 30, 2024, we had no outstanding borrowings under our bank credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We have undrawn letters of credit of $169.2 million as of June 30, 2024, which reduce our borrowing capacity under our bank credit facility.

The borrowing base is subject to regular, semi-annual re-determinations and is dependent on a number of factors but primarily the lenders' assessment of our future cash flows. Our scheduled borrowing base re-determination was completed in March 2024 with our borrowing base and lender commitments reaffirmed. We currently must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that we maintain certain financial ratios (as defined in our bank credit facility agreement). We were in compliance with all such covenants at June 30, 2024.

Capital Requirements

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first six months 2024, we used operating cash flows to fund $322.2 million of capital expenditures as reported in our consolidated statement of cash flows within investing activities. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our next significant long-term debt maturity is in the principal amount of $621.1 million due 2025, and is therefore classified as current on the balance sheet. As part of our strategy for 2024, we plan to maintain or improve our financial strength.

Cash Dividend Payments

On May 31, 2024, our board of directors approved a dividend of $0.08 per share payable on June 28, 2024 to stockholders of record at the close of business on June 14, 2024. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Stock Repurchase Program

Our total remaining share repurchase authorization was approximately $1.1 billion at June 30, 2024.

Other Sources of Liquidity

We have a universal shelf registration statement filed with the SEC under which we, as a well-known seasoned issuer for purposes of SEC rules, have the future ability to sell an indeterminate amount of various types of debt and equity securities.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. See Note 16 to our unaudited consolidated financial statements entitled "Commitments and Contingencies" for more information on commitments.

Interest Rates

At June 30, 2024, we had approximately $1.7 billion of debt outstanding which bore interest at fixed rates averaging 6.0%. We had no variable rate debt outstanding at June 30, 2024.

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

Market Risk

We are exposed to market risks related to the volatility of natural gas, NGLs and oil prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and regional index prices for North American natural gas production. However, natural gas and NGLs prices are becoming global commodities similar to oil. Natural gas and oil prices have been volatile and unpredictable for many years. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2023 proved reserves are natural gas and 2% of proved reserves are oil. In addition, a portion of our NGLs, which are 34% of proved reserves, are also impacted by changes in oil prices. At times, we are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2023 to June 30, 2024.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas and oil derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). At June 30, 2024, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a net unrealized pretax gain of $241.7 million as of June 30, 2024. These contracts expire monthly through December 2027. At June 30, 2024, the following commodity derivative contracts were outstanding, excluding our basis swaps which are separately discussed below:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price
			Swap	Sold Put	Floor	Ceiling	Fair Market Value (in thousands)
Natural Gas (a)
2024	Swaps	300,000 Mmbtu/day	$4.11				$68,181
2024	Collars	433,424 Mmbtu/day			$3.51	$5.66	$63,040
2024	Three-way Collars	91,576 Mmbtu/day		$2.58	$3.40	$4.31	$6,446
2025	Swaps	400,000 Mmbtu/day	$4.12				$87,912
2025	Three-way Collars	138,959 Mmbtu/day		$2.52	$3.33	$4.93	$6,690
2026	Swaps	100,000 Mmbtu/day	$4.11				$9,991
2027	Swaps	30,000 Mmbtu/day	$4.10				$2,486

Oil (b)
2024	Swaps	5,250 bbls/day	$80.90				$1,484
July - September 2024	Collars	500 bbls/day			$80.00	$90.00	$89

NGLs (C3-Propane)
2024	Swaps	6,500 bbls/day	$33.63				$(2,616)

(a)

We also sold natural gas swaptions of 40,000 Mmbtu/day for calendar year 2026 at a weighted average price of $4.08/Mmbtu that expire through October 2024 and 30,000 MMbtu/day for 2027 at a weighted average price of $4.10 Mmbtu/day that expire in October 2024. The fair value of these swaptions at June 30, 2024 was a net derivative liability of $1.1 million.

(b)

We also sold oil swaptions of 2,000 bbls/day for calendar year 2025 at a weighted average price of $80.00/bbl that expire in September 2024. The fair value of these swaptions at June 30, 2024 was a net derivative liability of $967,000.

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

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $13.9 million at June 30, 2024, and they settle through December 2028.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at June 30, 2024. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$167,438	$(91,629)	$(229,073)	$91,629	$229,073
Collars	63,129	(17,105)	(38,656)	18,626	48,985
Three-way collars	13,136	(11,020)	(28,804)	10,125	22,949
Basis swaps	13,944	22,046	55,116	(22,046)	(55,116)
Swaptions	(2,028)	(6,754)	(25,756)	1,836	2,026

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2024, our derivative counterparties include fifteen financial institutions, of which ten are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

At June 30, 2024, we had total debt of approximately $1.7 billion. All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates. Our bank credit facility provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019, our board of directors authorized a common stock repurchase program. In 2022, our board of directors increased the authorization under the program. Shares repurchased as of June 30, 2024 were held as treasury stock and we have approximately $1.1 billion of remaining authorization under the program. These repurchases are based on trade date, although certain purchases may not have settled until the following month.

Purchases of our common stock during second quarter 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
April 2024	—	$—	—	$1,081,359,316
May 2024	—	$—	—	$1,081,359,316
June 2024	600,000	$33.42	600,000	$1,061,304,921
	600,000		600,000

(a) Includes any fees, commissions, or other expenses associated with the share repurchases

ITEM 5. OTHER INFORMATION

During second quarter 2024, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit index

		Incorporated by Reference (File No. 001-12209)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1.1	05/05/2004

3.1.1	First Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/28/2005

3.1.2	Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/24/2008

3.1.3	Third Amendment to Restated Certificate of Incorporation of Range Resources Corporation	8-K	3.1	05/08/2024

3.2	Amended and Restated By-laws of Range Resources Corporation	8-K	3.1	05/19/2016

31.1*	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the President and Chief Executive Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* **	Filed herewith Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2024

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: July 23, 2024

RANGE RESOURCES CORPORATION

By:	/s/ ASHLEY S. KAVANAUGH
Ashley S. Kavanaugh
Vice President – Controller and Principal Accounting Officer