Form 10-Q
period 2025-03-31
RANGE RESOURCES CORP
filed 2025-04-22
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-12209

RANGE RESOURCES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-1312571
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Throckmorton Street, Suite 1200

Fort Worth, Texas 76102

(Address of principal executive offices, including ZIP code)

(817) 870-2601

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☑

238,973,740 shares of common stock were outstanding on April 18, 2025

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended March 31, 2025

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2024 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$344,574	$304,490
Accounts receivable, less allowance for doubtful accounts of $250 and $255	330,949	302,212
Derivative assets	5,984	84,479
Prepaid assets	15,117	12,722
Other current assets	23,862	17,558
Total current assets	720,486	721,461
Derivative assets	486	2,619
Natural gas and oil properties, net (successful efforts method)	6,476,813	6,421,700
Other property and equipment, net	2,799	2,465
Operating lease right-of-use assets	100,110	119,838
Other assets	82,030	79,592
Total assets	$7,382,724	$7,347,675

Liabilities
Current liabilities:
Accounts payable	$139,604	$133,132
Asset retirement obligations	1,189	1,189
Accrued liabilities	268,699	289,148
Deferred compensation liabilities	21,794	21,649
Accrued interest	24,681	36,920
Derivative liabilities	70,845	9,634
Operating lease liabilities	67,468	87,138
Divestiture contract obligation	83,246	86,991
Current maturities of long-term debt	606,434	608,269
Total current liabilities	1,283,960	1,274,070
Senior notes	1,090,107	1,089,614
Deferred tax liabilities	552,057	541,378
Derivative liabilities	32,178	10,488
Deferred compensation liabilities	66,336	65,233
Operating lease liabilities	35,535	35,737
Asset retirement obligations and other liabilities	140,607	137,181
Divestiture contract obligation	242,583	257,317
Total liabilities	3,443,363	3,411,018
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 268,487,931 issued at March 31, 2025 and 267,435,419 shares at December 31, 2024	2,685	2,674
Common stock held in treasury, at cost, 28,591,527 shares at March 31, 2025 and 26,766,065 shares at December 31, 2024	(581,822)	(513,941)
Additional paid-in capital	5,923,531	5,927,893
Accumulated other comprehensive income	597	611
Retained deficit	(1,405,630)	(1,480,580)
Total stockholders' equity	3,939,361	3,936,657
Total liabilities and stockholders’ equity	$7,382,724	$7,347,675

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues and other income:
Natural gas, NGLs and oil sales	$791,920	$567,001
Derivative fair value (loss) income	(158,957)	46,598
Brokered natural gas and marketing	54,408	28,831
Other income	3,183	3,026
Total revenues and other income	690,554	645,456
Costs and expenses:
Direct operating	25,373	22,161
Transportation, gathering, processing and compression	306,109	290,875
Taxes other than income	6,987	5,368
Brokered natural gas and marketing	58,201	31,603
Exploration	6,391	4,526
Abandonment and impairment of unproved properties	4,574	2,371
General and administrative	41,691	43,941
Exit costs	8,897	10,315
Deferred compensation plan	2,879	6,405
Interest	29,161	30,476
Gain on early extinguishment of debt	(3)	(64)
Depletion, depreciation and amortization	90,559	87,137
Total costs and expenses	580,819	535,114

Income before income taxes	109,735	110,342
Income tax expense:
Current	2,000	1,582
Deferred	10,683	16,622
	12,683	18,204
Net income	$97,052	$92,138

Net income per common share:
Basic	$0.40	$0.38
Diluted	$0.40	$0.38

Dividends declared per share	$0.09	$0.08

Weighted average common shares outstanding:
Basic	240,035	240,505
Diluted	241,755	242,406

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$97,052	$92,138
Other comprehensive (loss) income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	(18)	(19)
Income tax expense	4	4
Total comprehensive income	$97,038	$92,123

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$97,052	$92,138
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	10,683	16,622
Depletion, depreciation and amortization	90,559	87,137
Abandonment and impairment of unproved properties	4,574	2,371
Derivative fair value loss (income)	158,957	(46,598)
Cash settlements on derivative financial instruments	4,573	122,373
Divestiture contract obligation, including accretion	8,897	10,267
Amortization of deferred financing costs and other	1,182	1,232
Deferred and stock-based compensation	15,083	18,215
Gain on the sale of assets	(62)	(87)
Gain on early extinguishment of debt	(3)	(64)
Changes in working capital:
Accounts receivable	(28,722)	107,454
Other current assets	(9,028)	(8,944)
Accounts payable	36,181	12,188
Accrued liabilities and other	(59,843)	(82,374)
Net cash provided from operating activities	330,083	331,930
Investing activities:
Additions to natural gas properties	(132,681)	(132,881)
Additions to field service assets	(722)	(1,003)
Acreage purchases	(24,919)	(21,714)
Proceeds from disposal of assets	50	31
Purchases of marketable securities held by the deferred compensation plan	(4,480)	(13,556)
Proceeds from the sales of marketable securities held by the deferred compensation plan	257	15,234
Net cash used in investing activities	(162,495)	(153,889)
Financing activities:
Repayment of senior notes	(2,157)	(14,975)
Dividends paid	(21,613)	(19,407)
Treasury stock purchases	(67,477)	—
Taxes paid for shares withheld	(21,238)	(24,214)
Change in cash overdrafts	(18,758)	10,003
Proceeds from the sales of common stock held by the deferred compensation plan	3,739	1,689
Net cash used in financing activities	(127,504)	(46,904)
Increase in cash and cash equivalents	40,084	131,137
Cash and cash equivalents at beginning of period	304,490	211,974
Cash and cash equivalents at end of period	$344,574	$343,111

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2024	267,435	$2,674	26,766	$(513,941)	$5,927,893	$611	$(1,480,580)	$3,936,657
Issuance of common stock	1,047	11	—	—	(16,356)	—	—	(16,345)
Issuance of common stock upon vesting of PSUs	6	—	—	—	350	—	(350)	—
Stock-based compensation expense	—	—	—	—	11,644	—	—	11,644
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,752)	(21,752)
Treasury stock repurchased	—	—	1,826	(67,477)	—	—	—	(67,477)
Excise tax on stock repurchases	—	—	—	(404)	—	—	—	(404)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	97,052	97,052
Balance as of March 31, 2025	268,488	$2,685	28,592	$(581,822)	$5,923,531	$597	$(1,405,630)	$3,939,361

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2023	265,756	$2,658	24,716	$(448,681)	$5,879,705	$647	$(1,668,778)	$3,765,551
Issuance of common stock	1,547	15	—	—	(22,428)	—	—	(22,413)
Issuance of common stock upon vesting of PSUs	7	—	—	—	361	—	(361)	—
Stock-based compensation expense	—	—	—	—	10,979	—	—	10,979
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,473)	(19,473)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	92,138	92,138
Balance as of March 31, 2024	267,310	$2,673	24,716	$(448,681)	$5,868,617	$632	$(1,596,474)	$3,826,767

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

Range Resources Corporation ("Range" or "the Company") is an independent natural gas, natural gas liquids ("NGLs") and oil (predominately condensate referred to herein as "oil") company engaged in the exploration, development and acquisition of natural gas and liquids properties in the Appalachian region of the United States.

During interim periods, the Company follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025 (the "Form 10-K"), except for any new accounting pronouncements adopted during the interim period. These consolidated financial statements are unaudited and should be read in conjunction with the Notes to the Consolidated Financial Statements and information presented in the Form 10-K. In management's opinion, the accompanying consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All adjustments are of a normal recurring nature unless otherwise disclosed. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

We make certain reclassifications to the prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income or cash flows.

(2) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

All of the Company's revenues from contracts with customers have title transfer in the United States ("U.S.") and are recognized at the point in time when control is transferred to the customer and collectibility is reasonably assured. Accounts receivable attributable to our revenue contracts with customers was $326.5 million at March 31, 2025 and $291.5 million at December 31, 2024. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended March 31,
	2025	2024
Natural gas sales	$490,377	$271,475
NGLs sales	275,654	256,076
Oil sales	25,889	39,450
Total natural gas, NGLs and oil sales	791,920	567,001
Sales of purchased natural gas	51,085	26,200
Sales of purchased NGLs	1,767	236
Other marketing revenue	1,556	2,395
Total	$846,328	$595,832

(3) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For the three months ended March 31, 2025, our overall effective tax rate was different than the federal statutory rate due primarily to tax credits, state income taxes and equity compensation. Current income taxes reflect estimated state and federal income taxes due for 2025 which are based on our estimated earnings, taking into account all applicable tax rates and laws.

(4) NET INCOME PER COMMON SHARE

The following sets forth a reconciliation of net income to basic net income attributable to common shareholders to diluted net income attributable to common shareholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income, as reported	$97,052	$92,138
Participating earnings (a)	(299)	(600)
Basic net income attributed to common shareholders	96,753	91,538
Reallocation of participating earnings (a)	2	4
Diluted net income attributed to common shareholders	$96,755	$91,542
Net income per common share:
Basic	$0.40	$0.38
Diluted	$0.40	$0.38
(a)
Restricted Stock Liability Awards (discussed in Note 9) represent participating securities because they participate in non-forfeitable dividends or distributions with common equity owners. Income allocable to participating securities represents the distributed and undistributed earnings attributable to the participating securities. Participating securities, however, do not participate in undistributed net losses.

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding – basic	240,035	240,505
Effect of dilutive securities:
Director and employee restricted stock and performance-based equity awards	1,720	1,901
Weighted average common shares outstanding – diluted	241,755	242,406

Weighted average common shares outstanding – basic for first quarter 2025 excludes 741,000 shares of restricted stock held in our deferred compensation plan compared to 1.6 million shares in first quarter 2024 (although all awards are issued and outstanding upon grant). For the three months ended March 31, 2025, equity grants of 245,000 shares compared to 127,000 shares in the same period of the prior year were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation.

(5) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands):

	March 31, 2025	December 31, 2024
Bank debt	$—	$—
Senior notes:
4.875% senior notes due 2025	606,542	608,702
8.25% senior notes due 2029	600,000	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	1,706,542	1,708,702
Unamortized debt issuance costs	(10,001)	(10,819)
Total debt, net of deferred financing costs	1,696,541	1,697,883
Less current maturities of long-term debt (a)	(606,434)	(608,269)
Total long-term debt	$1,090,107	$1,089,614
(a)
As of March 31, 2025, current maturities include $606.5 million principal amount of our 4.875% senior notes due 2025 ($606.4 million net of deferred financing costs). We expect to repay the current maturities with a combination of cash on hand and borrowings under the credit facility.

No interest was capitalized during the three months ended March 31, 2025 or the year ended December 31, 2024. We were in compliance with applicable covenants under the bank credit facility and its senior notes at March 31, 2025.

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to re-determinations, including event-driven unscheduled re-determinations. As of March 31, 2025, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any part of the base rate loans to SOFR loans. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At March 31, 2025, the commitment fee was 0.375% and the interest rate margin was 0.75% on our ABR loans and 1.75% on our SOFR loans.

As part of our re-determination completed in March 2025, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On March 31, 2025, we had no outstanding borrowings on our bank credit facility. We had $164.1 million of undrawn letters of credit, leaving $1.3 billion of committed borrowing capacity available under the facility.

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

During the three months ended March 31, 2025, we repurchased in the open market $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a $3,000 gain on early extinguishment of debt for these transactions, net of remaining deferred financing costs on the repurchased debt. During the three months ended March 31, 2024, we repurchased in the open market $15.1 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $64,000, net of the remaining deferred financing costs on the repurchased debt.

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

(6) ASSET RETIREMENT OBLIGATIONS

Activity related to our liability for plugging and abandonment costs for the three months ended March 31, 2025 and the year ended December 31, 2024 is as follows (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Beginning of period	$133,767	$117,429
Liabilities incurred	1,474	3,871
Liabilities settled	(10)	(4,655)
Accretion expense	1,854	7,148
Change in estimate	—	9,974
End of period	137,085	133,767
Less current portion	(1,189)	(1,189)
Long-term asset retirement obligations	$135,896	$132,578

(7) DERIVATIVE ACTIVITIES

The following table sets forth our commodity-based derivative volumes by year as of March 31, 2025, excluding our basis swaps which are discussed separately below. All fair values presented in the table below utilize Level 2 inputs, except where noted. All fair market values ("FMV") presented in thousands:

Period	Contract Type	Volume Hedged		Weighted Average Hedge Price				FMV
			Swap		Sold Put	Floor	Ceiling
Natural Gas (a)
April - December 2025	Swaps	400,000 Mmbtu/day		$4.12				$(38,855)
April - December 2025	Three-way Collars	125,964 Mmbtu/day			$2.53	$3.25	$4.64	$(6,585)
2026	Swaps	250,000 Mmbtu/day		$4.05				$(32,537)
2026	Three-way Collars	40,000 Mmbtu/day	$		3.00	$4.00	$5.20	$(2,640)
2027	Swaps	50,000 Mmbtu/day		$4.06				$3,107

Oil
April 2025	Collars	4,000 bbls/day				$70.00	$81.00	$88

NGLs (C3-Propane)
April - May 2025	Swaps	6,459 bbls/day		$35.95				$(551)
(a)
We also sold natural gas swaptions of 150,000 Mmbtu/day for calendar year 2026 at a weighted average price of $4.00/Mmbtu that expire through August 2025 and 30,000 Mmbtu/day for calendar year 2027 at a weighted average price of $4.00/Mmbtu that expire in November 2025. The fair value of these contracts as of March 31, 2025, which utilizes Level 3 inputs, was a derivative liability of $30.3 million.

Basis Swap Contracts

In addition to the commodity derivatives described above, at March 31, 2025, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle through December 2028 and include a total volume of 216,867,500 Mmbtu. The fair value of these contracts was a gain of $11.7 million at March 31, 2025.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

	March 31, 2025	December 31, 2024
Derivative assets:
Gross amounts of recognized assets	$21,734	$112,359
Gross amounts offset in the consolidated balance sheets	(15,264)	(25,261)
Net amounts of assets presented in the consolidated balance sheets	$6,470	$87,098

	March 31, 2025	December 31, 2024
Derivative (liabilities):
Gross amounts of recognized (liabilities)	$(118,287)	$(45,383)
Gross amounts offset in the consolidated balance sheets	15,264	25,261
Net amounts of (liabilities) presented in the consolidated balance sheets	$(103,023)	$(20,122)

Derivative Fair Value (Loss) Income

The effects of our derivatives on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Natural gas derivatives	$(158,337)	$60,116
NGLs derivatives	(963)	(2,402)
Oil derivatives	343	(11,116)
Total derivative fair value (loss) income	$(158,957)	$46,598

(8) FAIR VALUE MEASUREMENTS

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information on the fair value hierarchy, refer to Note 2 of the Notes to the Consolidated Financial Statements in the Form 10-K. As of March 31, 2025, a portion of our natural gas instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed-price swaps. At March 31, 2025, we used a weighted average implied volatility of 25% for natural gas swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Three Months Ended March 31, 2025
Balance at December 31, 2024	$(13,240)
Total losses included in earnings	(15,067)
Additions	(1,978)
Settlements	—
Balance at March 31, 2025	$(30,285)

The following presents the carrying amounts and the fair values and hierarchy of our financial instruments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives (a)	$6,470	$6,470	$87,098	$87,098
Marketable securities (b)	64,002	64,002	60,989	60,989
(Liabilities):
Commodity derivatives (a)	(103,023)	(103,023)	(20,122)	(20,122)
Bank credit facility (c)	—	—	—	—
4.875% senior notes due 2025 (c)	(606,542)	(606,002)	(608,702)	(607,363)
8.25% senior notes due 2029 (c)	(600,000)	(617,820)	(600,000)	(618,114)
4.75% senior notes due 2030 (c)	(500,000)	(476,250)	(500,000)	(469,285)
Deferred compensation plan (d)	(88,130)	(88,130)	(86,882)	(86,882)

(a)
Fair values for commodity derivatives utilize Level 2 inputs with the exception of swaptions, which utilize Level 3 inputs. Fair value of swaption contracts as of March 31, 2025 was a derivative liability of $30.3 million.
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
(d)
The fair value of our deferred compensation plan is updated to the closing price of the marketable securities held in the plan on the balance sheet date, which is a Level 1 input.

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Our allowance for uncollectible receivables was $250,000 at March 31, 2025 and $255,000 at December 31, 2024. Non-financial liabilities initially measured at fair value include asset retirement obligations, operating lease liabilities and the divestiture contract obligation that we incurred in conjunction with the sale of our North Louisiana assets.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges for first three months 2025 or 2024.

Concentrations of Credit Risk

As of March 31, 2025, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. At March 31, 2025, our derivative counterparties include fourteen financial institutions, of which ten are secured lenders in our bank credit facility. At March 31, 2025, our net derivative position includes an aggregate net payable of $262,000 to one of the counterparties and a net receivable of $5.4 million from three of the counterparties not included in our bank credit facility.

(9) STOCK-BASED COMPENSATION PLANS

Total Stock-Based Compensation Expense

Refer to Note 10 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards, their valuations and their award terms. Stock-based compensation represents amortization of restricted stock and performance units. The following details the allocation of stock-based compensation to functional expense categories (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct operating expense	$537	$497
Brokered natural gas and marketing expense	840	708
Exploration expense	347	324
General and administrative expense	10,111	9,978
Total stock-based compensation expense	$11,835	$11,507

The mark-to-market adjustment of the liability related to the restricted stock Liability Awards held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to the functional expenses and, therefore, is not allocated to the functional categories above.

Time-based - Equity Awards. These awards ("Equity Awards") are expensed ratably over the service period associated with the awards based on fair value. Fair value is based on prevailing market price on the date of grant and is expensed over a service period up to three years. We recorded compensation expense for these outstanding Equity Awards of $10.1 million in first three months 2025 compared to $9.7 million in the same period of 2024.

Time-based - Liability Awards. These awards ("Liability Awards") are recognized ratably over the service period associated with the awards based on the grant date fair value of the award but marked-to-market every period due to the option of cash conversion upon distribution. These awards are contributed into the Deferred Compensation Plan (discussed below). We recorded compensation expense for these restricted stock Liability Awards of $191,000 in first three months 2025 compared to $460,000 in the same period of 2024. Beginning in 2023, time-based equity awards were granted in lieu of liability-based equity awards for certain employees.

Performance-based TSR Awards ("TSRs" or "TSR Awards"). The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a combination of a historical period consistent with the remaining performance period of three years and option-implied volatilities. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. We recorded compensation expense of $1.3 million in first three months 2025 compared to $808,000 in the same period of 2024. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved. The following assumptions were used to estimate the fair value of the TSR Awards granted during first three months 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.2%	4.1%
Expected annual volatility	46%	56%
Grant date fair value per unit	$44.39	$31.84

Equity and Liability Award Summary

The following is a summary of the activity for our time-based and performance-based stock awards for the three months ended March 31, 2025:

	Time-Based Equity Awards		Time-Based Liability Awards		Performance-Based Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,275,962	$28.37	18,492	$28.98	664,859	$27.45
Granted	992,157	40.45	4,098	39.33	220,266	44.39
Vested	(316,360)	30.56	(10,645)	27.09	(264,917)	23.55
Forfeited	(17,875)	29.21	—	—	—	—
Outstanding at March 31, 2025	1,933,884	$34.20	11,945	$34.21	620,208	$35.13
(a)
Amounts granted reflect performance units initially granted. The actual payout will be between zero and 200% depending on achievement of either total stockholder return ranking compared to our peers over the performance period or on the achievement of internal performance targets.

Deferred Compensation Plan

The assets of our deferred compensation plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is accounted for as Liability Awards and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. We recorded a mark-to-market loss of $2.9 million in first quarter 2025 compared to a mark-to-market loss of $6.4 million in first quarter 2024. The Rabbi Trust held 621,000 shares (609,000 vested shares) of Range common stock at March 31, 2025 compared to 742,000 shares (724,000 vested shares) at December 31, 2024.

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in the changes in our deferred compensation assets (reported in Other Assets) and liabilities on the accompanying consolidated balance sheets. For first quarter 2025, interest and dividends were $133,000 and the mark-to-market adjustment was a loss of $928,000 compared to interest and dividends of $195,000 and a mark-to-market gain of $4.2 million in first quarter 2024.

(10) CAPITAL STOCK

Treasury Stock

As of March 31, 2025, we had a remaining authorization to repurchase up to approximately $948.6 million of our common stock. In first quarter 2025, we repurchased 1.8 million shares at an aggregate cost of $67.5 million ($67.9 million including the 1% excise tax). In addition, we repurchased 1,100 shares of our common stock ($44,000) traded in March but settled in April. The following is a schedule of the change in treasury shares based on settlement date for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Beginning balance	26,766,065
Rabbi trust shares distributed/sold	—
Shares repurchased	1,825,462
Ending balance	28,591,527

(11) EXIT COSTS

In third quarter 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first three months 2025, we recorded accretion expense of $8.9 million compared to $10.3 million in the same period of the prior year.

The following details the accrued exit cost liability activity for the three months ended March 31, 2025 (in thousands):

Exit Costs
Balance at December 31, 2024	344,308
Accretion of discount	8,897
Changes in estimate	—
Payments	(27,375)
Balance at March 31, 2025	$325,829

(12) SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$(1,400)	$—
Interest paid	(39,969)	(39,169)
Non-cash investing activities included:
Increase in asset retirement costs capitalized	1,474	1,462
(Decrease) Increase in accrued capital expenditures	(11,149)	13,897

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of March 31, 2025, liabilities for remediation were not material. We are not aware of any environmental claims existing as of March 31, 2025 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Transportation, Gathering and Processing Contracts

There were no significant changes to firm transportation, gathering and processing minimum commitments or contingent commitments in first quarter 2025.

(14) SUSPENDED EXPLORATORY WELL COSTS

We capitalize exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. Capitalized exploratory well costs are presented in natural gas and oil properties in the accompanying consolidated balance sheets. If an exploratory well is determined to be impaired, the well costs are charged to exploration expense in the accompanying consolidated statements of income. The following table reflects the changes in capitalized exploratory well costs for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
(in thousands)
Balance at beginning of period	$12,569
Additions to capitalized exploratory well costs pending the determination of proved reserves	731
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—
Capitalized exploratory well costs, charged to expense	—
Balance at end of period	$13,300
Less exploratory well costs that have been capitalized for a period of one year or less	$13,300
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$—

(15) NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	March 31, 2025	December 31, 2024
	(in thousands)
Natural gas properties:
Properties subject to depletion	$11,190,987	$11,058,771
Unproved properties	830,800	819,656
Total	12,021,787	11,878,427
Accumulated depletion and depreciation	(5,544,974)	(5,456,727)
Net capitalized costs	$6,476,813	$6,421,700
(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (b)

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(in thousands)
Acquisitions:
Acreage purchases	$16,067	$57,869
Development	129,485	577,093
Exploration:
Drilling	731	12,569
Expense	6,044	25,489
Stock-based compensation expense	347	1,354
Gas gathering facilities:
Development	211	4,336
Subtotal	152,885	678,710
Asset retirement obligations	1,474	13,845
Total costs incurred	$154,359	$692,555

(b) Includes costs incurred whether capitalized or expensed.

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

Commodity prices have been and are expected to remain volatile. We believe we are well-positioned to manage challenges during a low commodity price environment and that we can endure the continued fluctuations in current and future commodity prices by:

•
exercising discipline in our capital investments;
•
maintaining a competitive cost structure;
•
diversifying sales outlets;
•
managing price risk through the hedging of our production;
•
managing a strong balance sheet; and
•
optimizing drilling, completion and operational efficiencies.

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

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved reserves. We use the successful efforts method of accounting for our natural gas, NGLs and oil activities. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the preceding consolidated financial statements and notes in Item 1.

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large hydrocarbon producing nations, the Russia-Ukraine conflict, hostilities in the Middle East, global inventories of gas, NGLs and oil, future monetary and fiscal policy, potential tariffs and their impacts on global trade and energy demands and governmental policies aimed at transitioning towards lower carbon energy. We expect prices for the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the global energy markets. In first quarter 2025, natural gas prices increased primarily due to winter weather and larger than expected exports from new U.S. LNG export facilities. Longer term natural gas futures prices remain constructive based on market expectations of continued LNG expansion, power demand and associated gas-related activity in oil basins and dry gas basin activity will show modest rates of growth due to infrastructure constraints, moderated reinvestment rates and core inventory exhaustion. In addition, the global energy crisis experienced in recent years further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for United States liquefied natural gas exports, domestic industrial gas demand and power generation. Other factors such as geopolitical disruptions, supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace of changes in global monetary policy may impact global demand for natural gas, NGLs and oil. We continue to assess and monitor the impact and consequences of these factors on our operations.

Benchmarks for natural gas and NGLs increased in first quarter 2025 compared to the same period of 2024. As a result, we experienced increases in our price realizations for the quarter ended March 31, 2025. With these increasing prices, we continue to focus on creating long-term value for our stockholders along with positioning ourselves to be a responsible and reliable supplier of natural gas and NGLs.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$3.66	$2.23
Oil (per bbl)	71.40	76.92
Mont Belvieu NGLs composite (per gallon) (b)	0.64	0.58
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

Consolidated Results of Operations

Overview of First Quarter 2025 Results

In first quarter 2025, we experienced an increase in revenue from the sale of natural gas, NGLs and oil when compared to the same quarter of 2024, due to an increase of 21% in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and a 2% increase in total production. Daily production averaged 2.2 Bcfe in first quarter 2025 and 2.1 Bcfe in the same period of 2024.

During first quarter 2025, we recognized net income of $97.1 million, or $0.40 per diluted common share compared to net income of $92.1 million, or $0.38 per diluted common share during first quarter 2024. The higher net income in first quarter 2025 compared to first quarter 2024 is primarily due to increased realized prices offset by a higher unrealized derivative fair value loss.

Our first quarter 2025 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 40% from the same period of 2024 due to a 37% increase in average realized prices (before cash settlements on our derivatives) combined with a 2% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 16% from the same period of 2024;
•
direct operating expense per mcfe increased to $0.13 in first quarter 2025 compared to $0.11 in the same period of 2024 due to an increase in water hauling, pumping costs and increased winter operations activity;
•
transportation, gathering, processing and compression per mcfe was $1.55 in first quarter 2025 compared to $1.49 in the same period of 2024, primarily due to an increase in NGLs volumes and prices;
•
general and administrative expense per mcfe was $0.21 in first quarter 2025 compared to $0.23 in the same period of 2024 due largely to timing of expenses; and
•
interest expense decreased 4% from the same period of 2024 due to lower debt balances.

First quarter 2025 also included the following highlights to enhance our balance sheet and return capital to investors :

•
paid $21.6 million of dividends, increasing per share dividend by 12.5% to $0.09 per share compared to $0.08 per share in the same period of 2024;
•
repurchased $67.5 million (1.8 million shares) of our common stock;
•
repurchased in the open market $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount; and
•
maintained substantial liquidity with the accumulation of cash on hand of $344.6 million along with $1.3 billion available under our credit facility.

We generated $330.1 million of cash from operating activities in first quarter 2025, a slight decrease of $1.8 million from first quarter 2024, which reflects the impact of lower working capital.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	%
Natural gas, NGLs and oil sales
Natural gas	$490,377	$271,475	$218,902	81%
NGLs	275,654	256,076	19,578	8%
Oil	25,889	39,450	(13,561)	(34)%
Total natural gas, NGLs and oil sales	$791,920	$567,001	$224,919	40%

Production is maintained through drilling success as new wells are placed in production, which is partially offset by the natural decline in production through existing wells. Our production for the three months ended March 31, 2025 and 2024 is set forth in the following table:

	Three Months Ended March 31,
	2025	2024	Change	%
Production (a)
Natural gas (mcf)	135,963,430	132,650,240	3,313,190	2%
NGLs (bbls)	9,919,989	9,760,723	159,266	2%
Oil (bbls)	423,579	610,279	(186,700)	(31)%
Total (mcfe) (b)	198,024,838	194,876,252	3,148,586	2%

Average daily production (a)
Natural gas (mcf)	1,510,705	1,457,695	53,010	4%
NGLs (bbls)	110,222	107,261	2,961	3%
Oil (bbls)	4,706	6,706	(2,000)	(30)%
Total (mcfe) (b)	2,200,276	2,141,497	58,779	3%
(a)
Represents volumes sold regardless of when produced.
(b)
Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during first quarter 2025 was $2.48 per mcfe compared to $2.05 per mcfe in first quarter 2024. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized prices (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Our average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of income. Our average realized prices (including derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Our average realized price calculations for three months ended March 31, 2025 and 2024 are shown below:

	Three Months Ended March 31,
	2025	2024	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$3.61	$2.05	$1.56	76%
NGLs (per bbl)	27.79	26.24	1.55	6%
Oil (per bbl)	61.12	64.64	(3.52)	(5)%
Total (per mcfe) (a)	4.00	2.91	1.09	37%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$3.64	$2.96	$0.68	23%
NGLs (per bbl)	27.75	26.23	1.52	6%
Oil (per bbl)	61.72	67.16	(5.44)	(8)%
Total (per mcfe) (a)	4.02	3.54	0.48	14%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$2.48	$1.83	$0.65	36%
NGLs (per bbl)	12.84	11.86	0.98	8%
Oil (per bbl)	59.95	66.36	(6.41)	(10)%
Total (per mcfe) (a)	2.48	2.05	0.43	21%
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended March 31,
	2025	2024
Average natural gas differentials below NYMEX	$(0.05)	$(0.18)
Realized (losses) gains on basis hedging	$(0.10)	$0.09

The following tables reflect our production and average sales prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended March 31,
	2024	Price Variance	Volume Variance	2025
Natural gas
Price (per mcf)	$2.05	$1.56	$—	$3.61
Production (Mmcf)	132,650	—	3,313	135,963
Natural gas sales	$271,475	$212,121	$6,781	$490,377

	Three Months Ended March 31,
	2024	Price Variance	Volume Variance	2025
NGLs
Price (per bbl)	$26.24	$1.55	$—	$27.79
Production (Mbbls)	9,761	—	159	9,920
NGLs sales	$256,076	$15,400	$4,178	$275,654

	Three Months Ended March 31,
	2024	Price Variance	Volume Variance	2025
Oil
Price (per bbl)	$64.64	$(3.52)	$—	$61.12
Production (Mbbls)	610	—	(186)	424
Oil sales	$39,450	$(1,492)	$(12,069)	$25,889

	Three Months Ended March 31,
	2024	Price Variance	Volume Variance	2025
Consolidated
Price (per mcfe)	$2.91	$1.09	$—	$4.00
Production (Mmcfe)	194,876	—	3,149	198,025
Total natural gas, NGLs and oil sales	$567,001	$215,758	$9,161	$791,920

Transportation, gathering, processing and compression expense was $306.1 million in first quarter 2025 compared to $290.9 million in first quarter 2024. These third-party costs are higher in first quarter 2025 when compared to first quarter 2024 primarily due to an increase in NGLs volumes and prices. Gas transportation expense increased due to an increase in fuel cost caused by higher prices combined with an increase in electric compression cost.

We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three months ended March 31, 2025 and 2024 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended March 31,
	2025	2024	Change	%
Transportation, gathering processing and compression
Natural gas	$157,519	$150,112	$7,407	5%
NGLs	147,838	140,274	7,564	5%
Oil	752	489	263	54%
Total	$306,109	$290,875	$15,234	5%

Natural gas (per mcf)	$1.16	$1.13	$0.03	3%
NGLs (per bbl)	14.90	14.37	0.53	4%
Oil (per bbl)	1.77	0.80	0.97	121%
Total (per mcfe)	1.55	1.49	0.06	4%

Derivative fair value (loss) was $159.0 million in first quarter 2025 compared to income of $46.6 million in first quarter 2024. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Derivative fair value (loss) income per consolidated statements of income	$(158,957)	$46,598

Non-cash fair value (loss) income: ⁽ᵃ⁾
Natural gas derivatives	$(163,067)	$(60,797)
NGLs derivatives	(551)	(2,325)
Oil derivatives	88	(12,653)
Total non-cash fair value loss ⁽ᵃ⁾	$(163,530)	$(75,775)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$4,729	$120,913
NGLs derivatives	(412)	(77)
Oil derivatives	256	1,537
Total net cash receipt	$4,573	$122,373
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

Brokered natural gas and marketing revenue was $54.4 million in first quarter 2025 compared to $28.8 million in first quarter 2024, which is the result of higher broker sales price slightly offset by lower broker sales volumes (volumes not related to our production). We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Other income was $3.2 million in first quarter 2025 compared to $3.0 million in first quarter 2024. This includes $3.1 million of interest income and a $62,000 gain on sale of assets in 2025 compared to $2.9 million of interest income and an $87,000 gain on sale of assets in 2024. In the 2024 interim periods, interest income was included within brokered natural gas and marketing revenue and other and gain on sale of assets was its own discrete line in prior interim financial statements. In 2025 and for the comparable interim period presented, we reclassified both of these items into other income in the accompanying consolidated statements of income.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%
Direct operating expense	$0.13	$0.11	$0.02	18%
Taxes other than income	0.04	0.03	0.01	33%
General and administrative expense	0.21	0.23	(0.02)	(9)%
Interest expense	0.15	0.16	(0.01)	(6)%
Depletion, depreciation and amortization expense	0.46	0.45	0.01	2%

Direct operating expense was $25.4 million in first quarter 2025 compared to $22.2 million in first quarter 2024. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workover costs and repair-related expenses. Our direct operating costs increased in first quarter 2025 primarily due to higher water hauling, pumping costs and increased winter operations activity. We incurred $789,000 of workover costs in first quarter 2025 compared to $869,000 in first quarter 2024. The following table summarizes direct operating expense per mcfe for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%
Direct operating
Lease operating expense	$0.13	$0.11	$0.02	18%
Workovers	—	—	—	—%
Stock-based compensation	—	—	—	—%
Total direct operating expense	$0.13	$0.11	$0.02	18%

Taxes other than income expense is predominately comprised of the Pennsylvania impact fee which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $6.8 million in first quarter 2025 compared to $5.7 million in first quarter 2024. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices. This category also includes franchise, real estate and other applicable taxes. The following table summarizes taxes other than income per mcfe for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%
Taxes other than income
Impact fee	$0.04	$0.03	$0.01	33%
Other	—	—	—	—%
Total taxes other than income	$0.04	$0.03	$0.01	33%

General and administrative (G&A) expense was $41.7 million in first quarter 2025 compared to $43.9 million in first quarter 2024. The first quarter 2025 decrease of $2.2 million when compared to the same period of 2024 is primarily due to lower consulting fees and timing of expenses. The following table summarizes G&A expenses on a per mcfe basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%
General and administrative
General and administrative	$0.16	$0.18	$(0.02)	(11)%
Stock-based compensation	0.05	0.05	—	—%
Total general and administrative expense	$0.21	$0.23	$(0.02)	(9)%

Interest expense was $29.2 million in first quarter 2025 compared to $30.5 million in first quarter 2024. The following table presents information about interest expense per mcfe for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%
Bank credit facility (a)	$0.01	$—	$0.01	100%
Senior notes	0.13	0.14	(0.01)	(7)%
Amortization of deferred financing costs and other	0.01	0.02	(0.01)	(50)%
Total interest expense	$0.15	$0.16	$(0.01)	(6)%
Average debt outstanding ($000s)	$1,706,718	$1,780,148	$(73,430)	(4)%
Average interest rate (b)	6.5%	6.5%	—%	—%
(a)
Includes commitment fees.
(b)
Excludes deferred financing costs.

The decrease in interest expense for first quarter 2025 from the same period of 2024 was primarily due to lower average outstanding debt balances. We had no debt outstanding on the bank credit facility for first quarter 2025 or the same period of 2024.

Depletion, depreciation and amortization (DD&A) expense was $90.6 million in first quarter 2025 compared to $87.1 million in first quarter 2024. This increase is due to a higher depletion rate combined with slightly higher production volumes. Depletion expense, the largest component of DD&A expense, was $0.45 per mcfe in first quarter 2025 compared to $0.44 per mcfe in first quarter 2024.

We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%
DD&A
Depletion and amortization	$0.45	$0.44	$0.01	2%
Depreciation	—	—	—	—%
Accretion and other	0.01	0.01	—	—%
Total DD&A expense	$0.46	$0.45	$0.01	2%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit costs, deferred compensation plan expense and gain on early extinguishment of debt. Stock-based compensation includes the amortization of restricted stock grants and performance units. See Note 9 to our consolidated financial statements for more information on allocation of stock-based compensation by functional expense categories.

Brokered natural gas and marketing expense was $58.2 million in first quarter 2025 compared to $31.6 million in first quarter 2024 due to higher commodity prices slightly offset by lower broker purchase volumes (volumes not related to our production). The following table details our brokered natural gas and marketing net margin for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Brokered natural gas and marketing
Brokered natural gas sales	$51,085	$26,200
Brokered NGLs sales	1,767	236
Other marketing revenue	1,556	2,395
Brokered natural gas purchases and transportation	(53,465)	(28,819)
Brokered NGLs purchases	(1,834)	(314)
Other marketing expense	(2,902)	(2,470)
Net brokered natural gas and marketing net margin	$(3,793)	$(2,772)

Exploration expense was $6.4 million in first quarter 2025 compared to $4.5 million in first quarter 2024 mainly due to higher delay rentals. The following table details our exploration expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	%
Exploration
Seismic	$124	$25	$99	396%
Delay rentals and other	4,488	2,917	1,571	54%
Personnel expense	1,432	1,260	172	14%
Stock-based compensation expense	347	324	23	7%
Total exploration expense	$6,391	$4,526	$1,865	41%

Abandonment and impairment of unproved properties expense was $4.6 million in first quarter 2025 compared to $2.4 million in first quarter 2024. Abandonment and impairment of unproved properties for first quarter 2025 increased when compared to the same period of 2024 due to higher expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire and we expect to allow acreage to expire in the future. However, we also believe acreage needed for our future development plans can be leased again.

Exit costs were $8.9 million in first quarter 2025 compared to $10.3 million in first quarter 2024. In first quarter 2025, we recorded $8.9 million accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending through 2030 compared to accretion expense of $10.3 million in the same quarter of the prior year.

Deferred compensation plan expense was $2.9 million in first quarter 2025 compared to $6.4 million in first quarter 2024. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense based on the number of vested shares in the plan at the time. Our stock price increased from $35.98 at December 31, 2024 to $39.93 at March 31, 2025. In the same period of the prior year, our stock price increased from $30.44 at December 31, 2023 to $34.43 at March 31, 2024.

Income tax expense was $12.7 million in first quarter 2025 compared to an expense of $18.2 million in first quarter 2024. The 2025 and 2024 effective tax rates were different than the statutory tax rates due to tax credits, state income taxes and equity compensation.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Commodity prices are the most significant factor impacting our revenues, net income, operating cash flows, the amount of capital we invest in our business, payment of dividends and funding of share or debt repurchases. Commodity prices have been and are expected to remain volatile. Our top priorities for using cash provided by operations are to fund our capital program, return capital to stockholders and further reduce debt. We currently believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future and across a wide range of commodity price environments. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Sources of cash and cash equivalents
Operating activities	$330,083	$331,930
Disposal of assets	50	31
Other	3,996	26,926
Total sources of cash and cash equivalents	$334,129	$358,887

Uses of cash and cash equivalents
Additions to natural gas properties	$(132,681)	$(132,881)
Acreage purchases	(24,919)	(21,714)
Additions to field service assets	(722)	(1,003)
Repayment of senior notes	(2,157)	(14,975)
Treasury stock purchases	(67,477)	—
Dividends paid	(21,613)	(19,407)
Other	(44,476)	(37,770)
Total uses of cash and cash equivalents	$(294,045)	$(227,750)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first three months 2025 were $330.1 million compared to $331.9 million in first three months 2024. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. As of March 31, 2025, we have hedged more than 30% of our projected natural gas production for the remainder of 2025. Changes in working capital (as reflected in our consolidated statements of cash flows) for first three months 2025 was a negative $61.4 million compared to a positive $28.3 million for first three months 2024.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first three months 2025 were consistent with expectations relative to our announced 2025 capital budget.

Repayment of senior notes for first three months 2025 includes the repurchase and settlement of $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount.

Treasury stock purchases for first three months 2025 include the repurchase and settlement of 1.8 million shares for a total of $67.5 million (excluding cost of 1% excise tax) as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Our main sources of liquidity are cash on hand, internally generated cash flow from operations, capital market transactions and our bank credit facility. At March 31, 2025, we had approximately $1.6 billion of liquidity consisting of $344.6 million of cash on hand and $1.3 billion of availability under our bank credit facility. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

We expect our 2025 capital program to be funded by cash flows from operations. During the three months ended March 31, 2025, we generated $330.1 million of cash flows from operating activities.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of March 31, 2025, we had no outstanding borrowings under our bank credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We have undrawn letters of credit of $164.1 million as of March 31, 2025, which reduce our borrowing capacity under our bank credit facility.

The borrowing base is subject to regular, semi-annual re-determinations and is dependent on a number of factors but primarily the lenders' assessment of our future cash flows. Our scheduled borrowing base re-determination was completed in March 2025 with our borrowing base and lender commitments reaffirmed. We currently must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that we maintain certain financial ratios (as defined in our bank credit facility agreement). We were in compliance with all such covenants at March 31, 2025.

Capital Requirements

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first three months 2025, we used operating cash flows to fund $158.3 million of capital expenditures as reported in our consolidated statement of cash flows within investing activities. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

We may from time to time repurchase or redeem all or portions of our outstanding debt securities for cash, through exchanges for other securities or a combination of both. Such repurchases or redemptions may be made in open market transactions and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our next significant long-term debt maturity is in the principal amount of $606.5 million due 2025 and is therefore classified as current on the balance sheet.

Cash Dividend Payments

On February 28, 2025, our board of directors approved a dividend of $0.09 per share payable on March 28, 2025, to stockholders of record at the close of business on March 14, 2025. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Stock Repurchase Program

Our total remaining share repurchase authorization was approximately $948.6 million at March 31, 2025.

Other Sources of Liquidity

We have a universal shelf registration statement filed with the SEC under which we, as a well-known seasoned issuer for purposes of SEC rules, have the future ability to sell an indeterminate amount of various types of debt and equity securities.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment. See Note 13 to our unaudited consolidated financial statements entitled "Commitments and Contingencies" for more information on commitments.

Interest Rates

At March 31, 2025, we had approximately $1.7 billion of debt outstanding which bore interest at fixed rates averaging 6.0%. We had no variable rate debt outstanding at March 31, 2025.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under Cash Contractual Obligations.

Changes in Prices and Costs

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our costs and expenses are affected by general inflation and tariffs. We expect costs for the remainder of 2025 to continue to be a function of supply and demand.

Forward-Looking Statements

Certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business. These statements typically contain words such as "anticipates," "believes," "expects," "targets," "plans," "estimates," "predicts," "may," "should," "would" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in natural gas, NGLs and oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market-risk exposure. All of our market-risk sensitive instruments were entered into for purposes other than trading. All accounts are U.S. dollar denominated. These risks have not materially changed and should be read in conjunction with Item 7A Quantitative and Qualitative Disclosures about Market Risk as presented in the Form 10-K.

Market Risk

We are exposed to market risks related to natural gas, NGLs and oil prices, which are difficult to predict. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are primarily driven by worldwide prices for oil and regional index prices for North American natural gas production. However, natural gas and NGLs prices have become global commodities similar to oil. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2024 proved reserves are natural gas and 1% of proved reserves are oil. In addition, a portion of our NGLs, which are 35% of proved reserves, are also impacted by changes in oil and gas prices. At times, we are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2024 to March 31, 2025.

We believe NGLs prices are somewhat seasonal, particularly for propane. Therefore, the relationship of NGLs prices to NYMEX WTI (or West Texas Intermediate) will vary due to product components, seasonality and geographic supply and demand. We sell NGLs in several regional U.S markets, some of which are exported to international markets by other parties. If we are not able to sell or store NGLs, we may be required to curtail production or shift our drilling activities to dry gas areas.

The Appalachian region has finite local demand and infrastructure to accommodate ethane. We have agreements where we have contracted to either sell or transport ethane from our Marcellus Shale area. We cannot ensure these facilities will remain available. If we are not able to sell ethane under at least one of these agreements, we may be required to curtail production or, as we have done in the past, purchase or divert natural gas to blend with our residue gas.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). At March 31, 2025, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a net unrealized loss of $108.3 million as of March 31, 2025. These contracts expire monthly through December 2027. For additional information over our derivative contracts, see Note 7 to the accompanying consolidated financial statements.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $11.7 million at March 31, 2025, and they settle through December 2028.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at March 31, 2025. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$(68,836)	$(93,241)	$(233,102)	$93,241	$233,102
Collars	88	(149)	(1,074)	614	1,892
Three-way collars	(9,225)	(10,659)	(30,645)	9,464	23,745
Basis swaps	11,705	17,395	43,487	(17,395)	(43,487)
Swaptions	(30,285)	(23,134)	(63,163)	17,074	28,481

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At March 31, 2025, our derivative counterparties include fourteen financial institutions, of which ten are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

At March 31, 2025, we had total debt of approximately $1.7 billion. All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates. Our bank credit facility provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 to our unaudited consolidated financial statements entitled "Commitments and Contingencies" included in Part I Item 1 above for a summary of our legal proceedings, such information being incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019, our board of directors authorized a common stock repurchase program. In 2022, our board of directors increased the authorization under the program. Shares repurchased as of March 31, 2025 were held as treasury stock and we have approximately $948.6 million of remaining authorization under the program. These repurchases are based on trade date, although certain purchases may not have settled until the following month.

Purchases of our common stock during first quarter 2025 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
January 2025	105,000	$36.94	105,000	$1,012,220,259
February 2025	1,120,000	$36.68	1,120,000	$971,135,287
March 2025	601,562	$37.50	601,562	$948,577,943
	1,826,562		1,826,562
(a)
Includes any customary fees and commissions associated with the share repurchases, but excludes 1% excise tax.

ITEM 5. OTHER INFORMATION

During first quarter 2025, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit index

Incorporated by Reference (File No. 001-12209)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1.1	05/05/2004

3.1.1	First Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/28/2005

3.1.2	Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/24/2008

3.1.3	Third Amendment to Restated Certificate of Incorporation of Range Resources Corporation	8-K	3.1	05/08/2024

3.2	Amended and Restated By-laws of Range Resources Corporation	8-K	3.1	05/19/2016

10.1*	Form of Performance Share Award Agreement (TSR - Officer)

10.2*	Form of Restricted Stock Unit Award Agreement (Officer)

31.1*	Certification of Chief Executive Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and President of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* **	Filed herewith Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2025

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: April 22, 2025

RANGE RESOURCES CORPORATION

By:	/s/ ASHLEY S. KAVANAUGH
Ashley S. Kavanaugh
Vice President – Controller and Principal Accounting Officer