Form 10-Q
period 2025-06-30
RANGE RESOURCES CORP
filed 2025-07-22
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☑

238,191,087 shares of common stock were outstanding on July 18, 2025.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2025

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2024 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$134	$304,490
Accounts receivable, less allowance for doubtful accounts of $250 and $255	234,174	302,212
Derivative assets	46,285	84,479
Prepaid assets	13,095	12,722
Other current assets	25,213	17,558
Total current assets	318,901	721,461
Derivative assets	4,830	2,619
Natural gas and oil properties, net (successful efforts method)	6,535,097	6,421,700
Other property and equipment, net	2,736	2,465
Operating lease right-of-use assets	170,159	119,838
Other assets	73,388	79,592
Total assets	$7,105,111	$7,347,675

Liabilities
Current liabilities:
Accounts payable	$124,322	$133,132
Asset retirement obligations	1,189	1,189
Accrued liabilities	274,450	289,148
Deferred compensation liabilities	5,798	21,649
Accrued interest	32,100	36,920
Derivative liabilities	1,201	9,634
Operating lease liabilities	63,417	87,138
Divestiture contract obligation	80,657	86,991
Current maturities of long-term debt	—	608,269
Total current liabilities	583,134	1,274,070
Bank debt	121,092	—
Senior notes	1,090,607	1,089,614
Deferred tax liabilities	611,873	541,378
Derivative liabilities	23,187	10,488
Deferred compensation liabilities	64,262	65,233
Operating lease liabilities	109,026	35,737
Asset retirement obligations and other liabilities	143,174	137,181
Divestiture contract obligation	232,062	257,317
Total liabilities	2,978,417	3,411,018
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 268,553,027 issued at June 30, 2025 and 267,435,419 shares at December 31, 2024	2,686	2,674
Common stock held in treasury, at cost, 30,045,000 shares at June 30, 2025 and 26,766,065 shares at December 31, 2024	(635,181)	(513,941)
Additional paid-in capital	5,948,260	5,927,893
Accumulated other comprehensive income	582	611
Retained deficit	(1,189,653)	(1,480,580)
Total stockholders' equity	4,126,694	3,936,657
Total liabilities and stockholders’ equity	$7,105,111	$7,347,675

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues and other income:
Natural gas, NGLs and oil sales	$666,638	$478,450	$1,458,558	$1,045,451
Derivative fair value income (loss)	154,747	16,808	(4,210)	63,406
Brokered natural gas and marketing	33,009	31,392	87,417	60,224
Other income	1,881	3,459	5,064	6,484
Total revenues and other income	856,275	530,109	1,546,829	1,175,565
Costs and expenses:
Direct operating	23,120	22,752	48,493	44,913
Transportation, gathering, processing and compression	304,714	281,495	610,823	572,370
Taxes other than income	7,835	4,974	14,822	10,342
Brokered natural gas and marketing	34,985	34,096	93,186	65,699
Exploration	7,928	6,651	14,319	11,177
Abandonment and impairment of unproved properties	6,781	1,524	11,355	3,895
General and administrative	42,146	40,141	83,837	84,082
Exit costs	8,502	10,094	17,399	20,409
Deferred compensation plan	(88)	1,240	2,791	7,645
Interest	26,796	29,713	55,957	60,189
Gain on early extinguishment of debt	—	(179)	(3)	(243)
Depletion, depreciation and amortization	91,514	87,598	182,073	174,735
Total costs and expenses	554,233	520,099	1,135,052	1,055,213

Income before income taxes	302,042	10,010	411,777	120,352
Income tax expense (benefit):
Current	4,645	2,399	6,645	3,981
Deferred	59,819	(21,093)	70,502	(4,471)
	64,464	(18,694)	77,147	(490)
Net income	$237,578	$28,704	$334,630	$120,842

Net income per common share:
Basic	$0.99	$0.12	$1.40	$0.50
Diluted	$0.99	$0.12	$1.39	$0.49

Dividends declared per share	$0.09	$0.08	$0.18	$0.16

Weighted average common shares outstanding:
Basic	238,187	241,125	239,106	240,815
Diluted	239,717	242,983	240,772	242,766

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$237,578	$28,704	$334,630	$120,842
Other comprehensive (loss) income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	(18)	(20)	(36)	(39)
Income tax expense	3	4	7	8
Total comprehensive income	$237,563	$28,688	$334,601	$120,811

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$334,630	$120,842
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense (benefit)	70,502	(4,471)
Depletion, depreciation and amortization	182,073	174,735
Abandonment and impairment of unproved properties	11,355	3,895
Derivative fair value loss (income)	4,210	(63,406)
Cash settlements on derivative financial instruments	36,039	250,430
Divestiture contract obligation, including accretion	17,399	20,329
Amortization of deferred financing costs and other	2,144	2,425
Deferred and stock-based compensation	26,130	29,337
Gain on the sale of assets	(164)	(153)
Gain on early extinguishment of debt	(3)	(243)
Changes in working capital:
Accounts receivable	68,064	76,913
Other current assets	(8,510)	(22,405)
Accounts payable	9,158	(5,718)
Accrued liabilities and other	(86,754)	(101,805)
Net cash provided from operating activities	666,273	480,705
Investing activities:
Additions to natural gas properties	(279,990)	(286,098)
Additions to field service assets	(1,100)	(1,125)
Acreage purchases	(36,443)	(34,997)
Proceeds from disposal of assets	149	262
Purchases of marketable securities held by the deferred compensation plan	(17,870)	(36,113)
Proceeds from the sales of marketable securities held by the deferred compensation plan	22,929	41,939
Net cash used in investing activities	(312,325)	(316,132)
Financing activities:
Borrowings on credit facility	447,000	—
Repayments on credit facility	(322,000)	—
Repayment of senior notes	(608,699)	(66,069)
Dividends paid	(43,084)	(38,874)
Treasury stock purchases	(120,358)	(10,199)
Taxes paid for shares withheld	(21,361)	(25,169)
Change in cash overdrafts	(1,937)	(3,016)
Proceeds from the sales of common stock held by the deferred compensation plan	12,135	17,832
Net cash used in financing activities	(658,304)	(125,495)
(Decrease) increase in cash and cash equivalents	(304,356)	39,078
Cash and cash equivalents at beginning of period	304,490	211,974
Cash and cash equivalents at end of period	$134	$251,052

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2024	267,435	$2,674	(26,766)	$(513,941)	$5,927,893	$611	$(1,480,580)	$3,936,657
Issuance of common stock	1,047	11	—	—	(16,356)	—	—	(16,345)
Issuance of common stock upon vesting of PSUs	6	—	—	—	350	—	(350)	—
Stock-based compensation expense	—	—	—	—	11,644	—	—	11,644
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,752)	(21,752)
Treasury stock repurchased	—	—	(1,826)	(67,477)	—	—	—	(67,477)
Excise tax on stock repurchases	—	—	—	(404)	—	—	—	(404)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	97,052	97,052
Balance as of March 31, 2025	268,488	$2,685	(28,592)	$(581,822)	$5,923,531	$597	$(1,405,630)	$3,939,361
Issuance of common stock	65	1	—	—	13,821	—	—	13,822
Stock-based compensation expense	—	—	—	—	10,947	—	—	10,947
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,601)	(21,601)
Treasury stock issuance - Rabbi Trust	—	—	1	39	(39)	—	—	—
Treasury stock repurchased	—	—	(1,454)	(52,881)	—	—	—	(52,881)
Excise tax on stock repurchases	—	—	—	(517)	—	—	—	(517)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	237,578	237,578
Balance as of June 30, 2025	268,553	$2,686	(30,045)	$(635,181)	$5,948,260	$582	$(1,189,653)	$4,126,694

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2023	265,756	$2,658	(24,716)	$(448,681)	$5,879,705	$647	$(1,668,778)	$3,765,551
Issuance of common stock	1,547	15	—	—	(22,428)	—	—	(22,413)
Issuance of common stock upon vesting of PSUs	7	—	—	—	361	—	(361)	—
Stock-based compensation expense	—	—	—	—	10,979	—	—	10,979
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,473)	(19,473)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	92,138	92,138
Balance as of March 31, 2024	267,310	$2,673	(24,716)	$(448,681)	$5,868,617	$632	$(1,596,474)	$3,826,767
Issuance of common stock	109	1	—	—	25,826	—	—	25,827
Stock-based compensation expense	—	—	—	—	9,560	—	—	9,560
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,615)	(19,615)
Treasury stock repurchased	—	—	(305)	(10,199)	—	—	—	(10,199)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	—	28,704	28,704
Balance as of June 30, 2024	267,419	$2,674	(25,021)	$(458,880)	$5,904,003	$616	$(1,587,385)	$3,861,028

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

(2) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

All of the Company's revenues from contracts with customers have title transfer in the United States ("U.S.") and are recognized at the point in time when control is transferred to the customer and collectability is reasonably assured. Accounts receivable attributable to our revenue contracts with customers was $228.7 million at June 30, 2025 and $291.5 million at December 31, 2024. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Natural gas sales	$397,955	$209,652	$888,332	$481,127
NGLs sales	238,034	228,285	513,688	484,361
Oil sales	30,649	40,513	56,538	79,963
Total natural gas, NGLs and oil sales	666,638	478,450	1,458,558	1,045,451
Sales of purchased natural gas	31,751	25,625	82,836	51,825
Sales of purchased NGLs	(236)	3,951	1,531	4,187
Other marketing revenue	1,494	1,816	3,050	4,212
Total	$699,647	$509,842	$1,545,975	$1,105,675

(3) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For the three and six months ended June 30, 2025 and 2024, our overall effective tax rate was different than the federal statutory rate due primarily to tax credits, state income taxes and equity compensation. Current income taxes reflect estimated state and federal income taxes due for 2025 which are based on our estimated earnings, taking into account all applicable tax rates and laws. On July 4, 2025, President Trump signed the “One Big Beautiful Bill Act” ("OBBBA") into law. At this time, we do not expect OBBBA to have a material impact on our financial statements.

(4) NET INCOME PER COMMON SHARE

The following sets forth a reconciliation of net income to basic net income attributable to common shareholders to diluted net income attributable to common shareholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income, as reported	$237,578	$28,704	$334,630	$120,842
Participating earnings (a)	(614)	(180)	(948)	(772)
Basic net income attributed to common shareholders	236,964	28,524	333,682	120,070
Reallocation of participating earnings (a)	4	—	6	4
Diluted net income attributed to common shareholders	$236,968	$28,524	$333,688	$120,074
Net income per common share:
Basic	$0.99	$0.12	$1.40	$0.50
Diluted	$0.99	$0.12	$1.39	$0.49
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

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding – basic	238,187	241,125	239,106	240,815
Effect of dilutive securities:
Director and employee restricted stock and performance-based equity awards	1,530	1,858	1,666	1,951
Weighted average common shares outstanding – diluted	239,717	242,983	240,772	242,766

Weighted average common shares outstanding – basic for second quarter 2025 excludes 617,000 shares of restricted stock held in our deferred compensation plan compared to 1.5 million shares in second quarter 2024 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding – basic for the first six months 2025 excludes 679,000 shares of restricted stock held in our deferred compensation plan compared to 1.6 million shares in the first six months 2024. For the three months ended June 30, 2025, equity grants of 2,000 shares compared to 17,000 shares in the same period of the prior year were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. For the six months ended June 30, 2025, equity grants of 1,000 shares compared to 9,000 shares in the same period of the prior year were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation.

(5) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands):

	June 30, 2025	December 31, 2024
Bank debt	$125,000	$—
Senior notes:
4.875% senior notes due 2025	—	608,702
8.25% senior notes due 2029	600,000	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	1,100,000	1,708,702
Unamortized debt issuance costs	(13,301)	(10,819)
Total debt, net of deferred financing costs	1,211,699	1,697,883
Less current maturities of long-term debt	—	(608,269)
Total long-term debt	$1,211,699	$1,089,614

No interest was capitalized during the six months ended June 30, 2025 or the year ended December 31, 2024. We were in compliance with applicable covenants under the bank credit facility and our senior notes at June 30, 2025.

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. The bank credit facility also provides for a borrowing base subject to re-determinations, including event-driven unscheduled re-determinations. As of June 30, 2025, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any part of the base rate loans to SOFR loans. The weighted average interest rate was 6.4% for the three and six months ended 2025. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At June 30, 2025, the commitment fee was 0.375% and the interest rate margin was 0.75% on our ABR loans and 1.75% on our SOFR loans.

As part of our re-determination completed in March 2025, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On June 30, 2025, bank commitments totaled $1.5 billion and we had $125.0 million outstanding on our bank credit facility. Additionally, we had $164.1 million of undrawn letters of credit, leaving $1.2 billion of committed borrowing capacity available under the facility.

Senior Note Redemptions

If we experience a change of control, noteholders may require us to repurchase all or a portion of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any.

During the six months ended June 30, 2025, we repurchased in the open market $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $3,000, net of the remaining deferred financing costs on the repurchased debt. In May 2025, we paid off the remaining principal balance of our 4.875% senior notes due 2025 at par by utilizing cash on hand and by borrowing on our bank credit facility. During the six months ended June 30, 2024, we repurchased in the open market $66.5 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $243,000, net of the remaining deferred financing costs on the repurchased debt.

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

(6) ASSET RETIREMENT OBLIGATIONS

Activity related to our liability for plugging and abandonment costs for the six months ended June 30, 2025 and the year ended December 31, 2024 is as follows (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Beginning of period	$133,767	$117,429
Liabilities incurred	2,445	3,871
Liabilities settled	(348)	(4,655)
Accretion expense	3,748	7,148
Change in estimate	(119)	9,974
End of period	139,493	133,767
Less current portion	(1,189)	(1,189)
Long-term asset retirement obligations	$138,304	$132,578

(7) DERIVATIVE ACTIVITIES

The following table sets forth our commodity-based derivative volumes by year as of June 30, 2025, excluding our basis swaps and propane swaps which are discussed separately below. All fair values presented in the table below utilize Level 2 inputs, except where noted. All fair market values ("FMV") are presented in thousands:

Period	Contract Type	Volume Hedged		Weighted Average Hedge Price				FMV
			Swap		Sold Put	Floor	Ceiling
Natural Gas (a)
July - December 2025	Swaps	400,000 Mmbtu/day		$4.12				$28,817
July - December 2025	Three-way Collars	191,793 Mmbtu/day			$2.98	$3.96	$5.02	$12,818
2026	Swaps	265,000 Mmbtu/day		$4.05				$(18,949)
2026	Three-way Collars	125,000 Mmbtu/day	$		3.00	$4.00	$5.70	$2,548
2027	Swaps	200,000 Mmbtu/day		$4.04				$4,112

Oil
July - September 2025	Swaps	2,000 bbls/day		$73.71				$1,839
(a)
We also sold natural gas swaptions of 135,000 Mmbtu/day for calendar year 2026 at a weighted average price of $4.00/Mmbtu that expire through August 2025 and 150,000 Mmbtu/day for calendar year 2027 at a weighted average price of $4.03/Mmbtu that expire in November 2025. The fair value of these contracts as of June 30, 2025, which utilizes Level 3 inputs, was a derivative liability of $25.6 million.

Basis Swap Contracts

In addition to the commodity derivatives described above, at June 30, 2025, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle through December 2029 and include a total volume of 171,840,000 Mmbtu. The fair value of these contracts was a gain of $19.9 million at June 30, 2025.

Propane Percentage of WTI Swaps

We also had propane swap contracts totaling 11,000 bbls per day which lock in a fixed percentage of the WTI crude price. The fair value of these contracts, which settle in third quarter 2025, was a gain of $1.2 million.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

	June 30, 2025	December 31, 2024
Derivative assets:
Gross amounts of recognized assets	$77,244	$112,359
Gross amounts offset in the consolidated balance sheets	(26,129)	(25,261)
Net amounts of assets presented in the consolidated balance sheets	$51,115	$87,098

	June 30, 2025	December 31, 2024
Derivative (liabilities):
Gross amounts of recognized (liabilities)	$(50,517)	$(45,383)
Gross amounts offset in the consolidated balance sheets	26,129	25,261
Net amounts of (liabilities) presented in the consolidated balance sheets	$(24,388)	$(20,122)

Derivative Fair Value Income (Loss)

The effects of our derivatives on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Natural gas derivatives	$148,863	$13,176	$(9,474)	$73,292
NGLs derivatives	3,289	1,687	2,325	(715)
Oil derivatives	2,595	1,945	2,939	(9,171)
Total derivative fair value income (loss)	$154,747	$16,808	$(4,210)	$63,406

(8) FAIR VALUE MEASUREMENTS

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information on the fair value hierarchy, refer to Note 2 of the Notes to the Consolidated Financial Statements in the Form 10-K. As of June 30, 2025, a portion of our natural gas instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed-price swaps. At June 30, 2025, we used a weighted average implied volatility of 25% for natural gas swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Six Months Ended June 30, 2025
Balance at December 31, 2024	$(13,240)
Total losses included in earnings	(3,319)
Additions	(10,173)
Transfers	1,170
Balance at June 30, 2025	$(25,562)

The following presents the carrying amounts and the fair values and hierarchy of our financial instruments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives (a)	$51,115	$51,115	$87,098	$87,098
Marketable securities (b)	59,836	59,836	60,989	60,989
(Liabilities):
Commodity derivatives (a)	(24,388)	(24,388)	(20,122)	(20,122)
Bank credit facility (c)	(125,000)	(125,000)	—	—
4.875% senior notes due 2025 (c)	—	—	(608,702)	(607,363)
8.25% senior notes due 2029 (c)	(600,000)	(616,398)	(600,000)	(618,114)
4.75% senior notes due 2030 (c)	(500,000)	(486,105)	(500,000)	(469,285)
Deferred compensation plan (d)	(70,060)	(70,060)	(86,882)	(86,882)

(a)
Fair values for commodity derivatives utilize Level 2 inputs with the exception of swaptions, which utilize Level 3 inputs. Fair value of swaption contracts as of June 30, 2025 was a derivative liability of $25.6 million.
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

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Our allowance for uncollectible receivables was $250,000 at June 30, 2025 and $255,000 at December 31, 2024. Non-financial liabilities initially measured at fair value include asset retirement obligations, operating lease liabilities and the divestiture contract obligation that we incurred in conjunction with the sale of our North Louisiana assets.

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges for first six months 2025 or 2024.

Concentrations of Credit Risk

As of June 30, 2025, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. At June 30, 2025, our derivative counterparties include fourteen financial institutions, of which ten are secured lenders in our bank credit facility. At June 30, 2025, our net derivative position includes an aggregate net receivable of $8.2 million from the four counterparties not included in our bank credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct operating expense	$504	$471	$1,041	$968
Brokered natural gas and marketing expense	802	583	1,642	1,291
Exploration expense	366	335	713	659
General and administrative expense	9,326	8,482	19,437	18,460
Total stock-based compensation expense	$10,998	$9,871	$22,833	$21,378

The mark-to-market adjustment of the liability related to the restricted stock Liability Awards held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to the functional expenses and, therefore, is not allocated to the functional categories above.

Time-based - Equity Awards. These awards ("Equity Awards") are expensed ratably over the service period associated with the awards based on fair value. Fair value is based on prevailing market price on the date of grant and is expensed over a service period up to three years. We recorded compensation expense for these outstanding Equity Awards of $19.4 million in first six months 2025 compared to $18.0 million in the same period of 2024.

Time-based - Liability Awards. These awards ("Liability Awards") are recognized ratably over the service period associated with the awards based on the grant date fair value of the award but marked-to-market every period due to the option of cash conversion upon distribution. These awards are contributed into the Deferred Compensation Plan (discussed below). We recorded compensation expense for these restricted stock Liability Awards of $242,000 in first six months 2025 compared to $706,000 in the same period of 2024. Beginning in 2023, time-based equity awards were granted in lieu of time-based liability awards for certain employees.

Performance-based TSR Awards ("TSRs" or "TSR Awards"). The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period of three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. We recorded compensation expense of $2.8 million in first six months 2025 compared to $1.8 million in the same period of 2024. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved. The following assumptions were used to estimate the fair value of the TSR Awards granted during first six months 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.2%	4.1%
Expected annual volatility	46%	56%
Grant date fair value per unit	$44.39	$31.84

Equity and Liability Award Summary

The following is a summary of the activity for our time-based and performance-based stock awards for the six months ended June 30, 2025:

	Time-Based Equity Awards		Time-Based Liability Awards		Performance-Based Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,275,962	$28.37	18,492	$28.98	664,859	$27.45
Granted	1,029,629	40.43	4,951	39.65	220,266	44.39
Vested	(606,790)	31.07	(13,640)	28.61	(264,917)	23.55
Forfeited	(19,419)	29.73	—	—	—	—
Outstanding at June 30, 2025	1,679,382	$34.77	9,803	$34.88	620,208	$35.13
(a)
Amounts granted reflect performance units initially granted. The actual payout will be between zero and 200% depending on achievement of either total stockholder return ranking compared to our peers over the performance period or on the achievement of internal performance targets.

Deferred Compensation Plan

The assets of our deferred compensation plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is accounted for as Liability Awards and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. We recorded a mark-to-market gain of $88,000 in second quarter 2025 compared to a mark-to-market loss of $1.2 million in second quarter 2024. We recorded a mark-to-market loss of $2.8 million in the first six months 2025 compared to a mark-to-market loss of $7.6 million in the first six months 2024. The Rabbi Trust held 265,000 shares (256,000 vested shares) of Range common stock at June 30, 2025 compared to 811,000 shares (758,000 vested shares) at June 30, 2024.

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in the changes in our deferred compensation assets (reported in Other Assets) and liabilities on the accompanying consolidated balance sheets. For second quarter 2025, interest and dividends were $202,000 and the mark-to-market adjustment was a gain of $4.2 million compared to interest and dividends of $283,000 and a mark-to-market gain of $679,000 in second quarter 2024. For the first six months 2025, interest and dividends were $335,000 and the mark-to-market adjustment was a gain of $3.3 million compared to interest and dividends of $478,000 and a mark-to-market gain of $4.9 million in first six months 2024.

(10) CAPITAL STOCK

Treasury Stock

As of June 30, 2025, we had a remaining authorization to repurchase up to approximately $895.7 million of our common stock. In second quarter 2025, we repurchased 1.5 million shares at an aggregate cost of $52.9 million ($53.4 million including the 1% excise tax). The following is a schedule of the change in treasury shares based on settlement date for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance	28,591,527	26,766,065
Rabbi trust shares distributed/sold	(1,065)	(1,065)
Shares repurchased	1,454,538	3,280,000
Ending balance	30,045,000	30,045,000

(11) EXIT COSTS

In third quarter 2020, we sold our North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first six months 2025, we recorded accretion expense of $17.4 million compared to $20.3 million in the same period of the prior year.

The following details the accrued exit cost liability activity for the six months ended June 30, 2025 (in thousands):

Exit Costs
Balance at December 31, 2024	344,308
Accretion of discount	17,399
Payments	(48,988)
Balance at June 30, 2025	$312,719

(12) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided from operating activities included:
Income taxes paid to taxing authorities	$(7,100)	$(1,125)
Interest paid	(58,235)	(58,215)
Non-cash investing activities included:
Increase in asset retirement costs capitalized	2,327	2,386
(Decrease) increase in accrued capital expenditures	(16,670)	21,773

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of June 30, 2025, liabilities for remediation were not material. We are not aware of any environmental claims existing as of June 30, 2025 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Lease Commitments

As of June 30, 2025 our total remaining undiscounted lease commitments increased by $58.2 million when compared to year end 2024, mainly due to extensions of completions and drilling equipment contracts that were executed during second quarter 2025.

Transportation, Gathering and Processing Contracts

There were no significant changes to firm transportation, gathering and processing minimum commitments or contingent commitments in first six months 2025.

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

As of June 30, 2025 we had $13.4 million of exploratory well costs capitalized for greater than one year related to suspended wells. We believe these wells exhibit sufficient quantities of natural gas to justify future development. These suspended wells require completion activities and infrastructure expansion in order to classify the reserves as proved. The following table reflects the changes in capitalized exploratory well costs for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
(in thousands)
Balance at beginning of period	$12,569
Additions to capitalized exploratory well costs pending the determination of proved reserves	783
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—
Capitalized exploratory well costs, charged to expense	—
Balance at end of period	$13,352
Less exploratory well costs that have been capitalized for a period of one year or less	$—
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$13,352

Number of projects that have exploratory well costs capitalized for a period greater than one year	2

(15) NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2025	December 31, 2024
	(in thousands)
Natural gas properties:
Properties subject to depletion	$11,277,340	$11,058,771
Unproved properties	833,743	819,656
Total	12,111,083	11,878,427
Accumulated depletion and depreciation	(5,575,986)	(5,456,727)
Net capitalized costs	$6,535,097	$6,421,700
(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (b)

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	(in thousands)
Acquisitions:
Acreage purchases	$27,542	$57,869
Development	268,507	577,093
Exploration:
Drilling	783	12,569
Expense	13,606	25,489
Stock-based compensation expense	713	1,354
Gas gathering facilities:
Development	3,451	4,336
Subtotal	314,602	678,710
Asset retirement obligations	2,327	13,845
Total costs incurred	$316,929	$692,555

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

Our overarching business objective is to build stockholder value through returns-focused development of properties. Our strategy to achieve our business objective is to generate consistent cash flows from reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures. Currently, our investment portfolio is focused on high-quality natural gas and NGLs assets in the Commonwealth of Pennsylvania. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs and oil and on our ability to economically find, develop, acquire and produce these reserves.

Commodity prices have been and are expected to remain volatile. We believe we are well-positioned to manage challenges that could occur during price variations and that we can endure the continued fluctuations in current and future commodity prices by:

•
exercising discipline in our capital investments;
•
maintaining a competitive cost structure;
•
diversifying sales outlets;
•
managing price risk through the partial hedging of our production;
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

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large hydrocarbon producing nations, the Russia-Ukraine conflict, hostilities in the Middle East, global inventories of natural gas, NGLs and oil, future monetary and fiscal policy, potential tariffs and their impacts on global trade and energy demands and governmental policies aimed at transitioning towards lower carbon energy. We expect prices for the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the global energy markets. In first six months 2025, natural gas prices increased primarily due to winter weather and larger exports from new U.S. LNG export facilities. Longer term natural gas futures prices remain constructive based on market expectations of continued LNG expansion, increasing power demand, and associated gas-related activity in oil basins and dry gas basin activity, which are expected to show modest rates of growth due to infrastructure constraints, moderated reinvestment rates and inventory exhaustion. In addition, the global energy crisis experienced in recent years further highlighted the low cost and low emissions shale gas resource base in North America, supporting continued strong structural demand growth for U.S LNG exports, domestic industrial gas demand and power generation. Other factors such as geopolitical disruptions, supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace of changes in global monetary policy may impact global demand for natural gas, NGLs and oil. We continue to assess and monitor the impact of these factors on our business.

Benchmarks for natural gas and NGLs increased in second quarter 2025 and first six months 2025 compared to the same periods of 2024. As a result, we experienced increases in our price realizations for all periods in 2025. With these increasing prices, we continue to focus on creating long-term value for our stockholders along with positioning ourselves to be a responsible and reliable supplier of natural gas and NGLs.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$3.44	$1.88	$3.55	$2.06
Oil (per bbl)	63.72	80.49	66.96	78.68
Mont Belvieu NGLs composite (per gallon) (b)	0.55	0.55	0.59	0.56
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

Consolidated Results of Operations

Overview of Second Quarter 2025 Results

In second quarter 2025, we experienced an increase in revenue from the sale of natural gas, NGLs and oil when compared to the same quarter of 2024, due to an increase of 19% in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and a 2% increase in total production.

During second quarter 2025, we recognized net income of $237.6 million, or $0.99 per diluted common share compared to net income of $28.7 million, or $0.12 per diluted common share during second quarter 2024. The higher net income in second quarter 2025 compared to second quarter 2024 is primarily due to increased realized prices combined with a higher unrealized derivative fair value gain.

Our second quarter 2025 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 39% from the same period of 2024 due to a 36% increase in average realized prices (before cash settlements on our derivatives) combined with a 2% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 15% from the same period of 2024;
•
direct operating expense per mcfe decreased to $0.11 during second quarter 2025 compared to $0.12 in the same period of 2024 due to an increase in production;
•
transportation, gathering, processing and compression per mcfe was $1.52 in second quarter 2025 compared to $1.44 in the same period of 2024, primarily due to an increase in NGLs volumes and electricity costs;
•
general and administrative expense per mcfe was $0.21 in second quarter 2025 compared to $0.20 in the same period of 2024 due largely to timing of expenses; and
•
interest expense per mcfe decreased 13% from the same period of 2024 due to lower debt balances.

Second quarter 2025 also included the following highlights to enhance our balance sheet and return capital to investors:

•
repurchased $52.9 million (1.5 million shares) of our common stock;
•
paid $21.5 million of dividends, increasing per share dividend by 12.5% to $0.09 per share compared to $0.08 per share in the same period of 2024;
•
paid off the remaining principal balance of $606.5 million of our 4.875% senior notes due 2025 at par by utilizing cash on hand and borrowing on our credit facility; and
•
maintained substantial liquidity with $1.2 billion available under our credit facility.

We generated $336.2 million of cash from operating activities in second quarter 2025, an increase of $187.4 million from second quarter 2024, which reflects the impact of higher realized prices.

Overview of First Six Months 2025 Results

In first six months 2025, we experienced an increase in revenue from the sale of natural gas, NGLs and oil when compared to the same period of 2024, due to an increase of 20% in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and a 2% increase in total production.

During first six months 2025, we recognized net income of $334.6 million, or $1.39 per diluted common share compared to net income of $120.8 million, or $0.49 per diluted common share during the same period 2024. The higher net income in first six months 2025 compared to first six months 2024 is primarily due to increased realized prices.

Our first six months 2025 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 40% from the same period of 2024 due to a 37% increase in average realized prices (before cash settlements on our derivatives) combined with a 2% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 15% from the same period of 2024;
•
direct operating expense per mcfe increased to $0.12 in first six months 2025 compared to $0.11 in the same period of 2024 due to an increase in water hauling and pumping costs;
•
transportation, gathering, processing and compression per mcfe was $1.53 in first six months 2025 compared to $1.47 in the same period of 2024, primarily due to an increase in NGLs volumes and electricity costs;
•
general and administrative expense per mcfe was $0.21 in first six months 2025 compared to $0.22 in the same period of 2024 due largely to timing of expenses; and
•
interest expense per mcfe decreased 7% from the same period of 2024 due to lower debt balances.

First six months 2025 also included the following highlights to enhance our balance sheet and return capital to investors:

•
repurchased $120.4 million (3.3 million shares) of our common stock;
•
paid $43.1 million of dividends, increasing per share dividend by 12.5% to $0.18 per share compared to $0.16 per share in the same period of 2024;
•
repurchased in the open market $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount and paid off the remaining principal balance of the $606.5 million of our 4.875% senior notes due 2025 at par by utilizing cash on hand and borrowing on our credit facility; and
•
maintained substantial liquidity with $1.2 billion available under our credit facility.

We generated $666.3 million of cash from operating activities in first six months 2025, an increase of $185.6 million from first six months 2024, which reflects the impact of higher realized prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Natural gas, NGLs and oil sales
Natural gas	$397,955	$209,652	$188,303	90%	$888,332	$481,127	$407,205	85%
NGLs	238,034	228,285	9,749	4%	513,688	484,361	29,327	6%
Oil	30,649	40,513	(9,864)	(24)%	56,538	79,963	(23,425)	(29)%
Total natural gas, NGLs and oil sales	$666,638	$478,450	$188,188	39%	$1,458,558	$1,045,451	$413,107	40%

Production is maintained through drilling success as new wells are placed in production, which is partially offset by the natural decline in production through existing wells. Our production for the three and six months ended June 30, 2025 and 2024 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Production (a)
Natural gas (mcf)	136,297,159	136,099,063	198,096	0%	272,260,589	268,749,303	3,511,286	1%
NGLs (bbls)	10,029,051	9,376,810	652,241	7%	19,949,040	19,137,533	811,507	4%
Oil (bbls)	580,791	593,020	(12,229)	(2)%	1,004,370	1,203,299	(198,929)	(17)%
Total (mcfe) (b)	199,956,211	195,918,043	4,038,168	2%	397,981,049	390,794,295	7,186,754	2%

Average daily production (a)
Natural gas (mcf)	1,497,771	1,495,594	2,177	0%	1,504,202	1,476,645	27,557	2%
NGLs (bbls)	110,209	103,042	7,167	7%	110,216	105,151	5,065	5%
Oil (bbls)	6,382	6,517	(135)	(2)%	5,549	6,612	(1,063)	(16)%
Total (mcfe) (b)	2,197,321	2,152,946	44,375	2%	2,198,790	2,147,221	51,569	2%
(a)
Represents volumes sold regardless of when produced.
(b)
Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during second quarter 2025 was $1.97 per mcfe compared to $1.66 per mcfe in second quarter 2024. Our average realized price received (including all derivative settlements and third-party transportation costs) during first six months 2025 was $2.22 per mcfe compared to $1.85 per mcfe in first six months 2024. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized prices (including all derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. Our average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of income. Our average realized prices (including derivative settlements) do include transportation costs where we receive net revenue proceeds from purchasers. Our average realized price calculations for three and six months ended June 30, 2025 and 2024 are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.92	$1.54	$1.38	90%	$3.26	$1.79	$1.47	82%
NGLs (per bbl)	23.73	24.35	(0.62)	(3)%	25.75	25.31	0.44	2%
Oil (per bbl)	52.77	68.32	(15.55)	(23)%	56.29	66.45	(10.16)	(15)%
Total (per mcfe) (a)	3.33	2.44	0.89	36%	3.66	2.68	0.98	37%
Average realized prices (including all derivative settlements):
Natural gas (per mcf)	$3.13	$2.47	$0.66	27%	$3.39	$2.71	$0.68	25%
NGLs (per bbl)	23.88	24.56	(0.68)	(3)%	25.80	25.41	0.39	2%
Oil (per bbl)	54.22	68.12	(13.90)	(20)%	57.39	67.63	(10.24)	(15)%
Total (per mcfe) (a)	3.49	3.10	0.39	13%	3.75	3.32	0.43	13%
Average realized prices (including all derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$2.00	$1.34	$0.66	49%	$2.24	$1.58	$0.66	42%
NGLs (per bbl)	9.01	10.90	(1.89)	(17)%	10.91	11.39	(0.48)	(4)%
Oil (per bbl)	52.84	67.48	(14.64)	(22)%	55.84	66.91	(11.07)	(17)%
Total (per mcfe) (a)	1.97	1.66	0.31	19%	2.22	1.85	0.37	20%
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average natural gas differentials below NYMEX	$(0.52)	$(0.34)	$(0.29)	$(0.27)
Realized (losses) gains on basis hedging	$0.02	$(0.07)	$(0.04)	$0.01

The following tables reflect our production and average sales prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
Natural gas
Price (per mcf)	$1.54	$1.38	$—	$2.92	$1.79	$1.47	$—	$3.26
Production (Mmcf)	136,099	—	198	136,297	268,749	—	3,512	272,261
Natural gas sales	$209,652	$187,998	$305	$397,955	$481,127	$400,919	$6,286	$888,332

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
NGLs
Price (per bbl)	$24.35	$(0.62)	$—	$23.73	$25.31	$0.44	$—	$25.75
Production (Mbbls)	9,377	—	652	10,029	19,138	—	811	19,949
NGLs sales	$228,285	$(6,130)	$15,879	$238,034	$484,361	$8,789	$20,538	$513,688

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
Oil
Price (per bbl)	$68.32	$(15.55)	$—	$52.77	$66.45	$(10.16)	$—	$56.29
Production (Mbbls)	593	—	(12)	581	1,203	—	(199)	1,004
Oil sales	$40,513	$(9,029)	$(835)	$30,649	$79,963	$(10,206)	$(13,219)	$56,538

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
Consolidated
Price (per mcfe)	$2.44	$0.89	$—	$3.33	$2.68	$0.98	$—	$3.66
Production (Mmcfe)	195,918	—	4,038	199,956	390,794	—	7,187	397,981
Total natural gas, NGLs and oil sales	$478,450	$178,327	$9,861	$666,638	$1,045,451	$393,882	$19,225	$1,458,558

Transportation, gathering, processing and compression expense was $304.7 million in second quarter 2025 compared to $281.5 million in second quarter 2024. These third-party costs are higher in second quarter 2025 when compared to second quarter 2024 primarily due to an increase in NGLs volumes and electricity cost.

Transportation, gathering, processing and compression expense was $610.8 million in first six months 2025 compared to $572.4 million in first six months 2024. These third-party costs are higher in first six months 2025 when compared to first six months 2024 primarily due to an increase in NGLs volumes and electricity cost. Gas transportation expense increased due to an increase in fuel cost caused by higher prices. We have included these costs in the calculation of average realized prices (including all derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and six months ended June 30, 2025 and 2024 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Transportation, gathering processing and compression
Natural gas	$154,704	$153,040	$1,664	1%	$312,223	$303,152	$9,071	3%
NGLs	149,209	128,077	21,132	16%	297,047	268,351	28,696	11%
Oil	801	378	423	112%	1,553	867	686	79%
Total	$304,714	$281,495	$23,219	8%	$610,823	$572,370	$38,453	7%

Natural gas (per mcf)	$1.13	$1.13	$—	0%	$1.15	$1.13	$0.02	2%
NGLs (per bbl)	14.88	13.66	1.22	9%	14.89	14.02	0.87	6%
Oil (per bbl)	1.38	0.64	0.74	116%	1.55	0.72	0.83	115%
Total (per mcfe)	$1.52	$1.44	$0.08	6%	$1.53	$1.47	0.06	4%

Derivative fair value income was $154.7 million in second quarter 2025 compared to income of $16.8 million in second quarter 2024. Derivative fair value loss was $4.2 million in first six months 2025 compared to income of $63.4 million in first six months 2024. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivative fair value income (loss) per consolidated statements of income	$154,747	$16,808	$(4,210)	$63,406

Non-cash fair value income (loss): ⁽ᵃ⁾
Natural gas derivatives	$119,750	$(113,018)	$(43,317)	$(173,815)
NGLs derivatives	1,781	(291)	1,229	(2,616)
Oil derivatives	1,750	2,060	1,839	(10,593)
Total non-cash fair value income (loss) ⁽ᵃ⁾	$123,281	$(111,249)	$(40,249)	$(187,024)

Net cash receipt on derivative settlements:
Natural gas derivatives	$29,114	$126,194	$33,843	$247,107
NGLs derivatives	1,508	1,978	1,096	1,901
Oil derivatives	844	(115)	1,100	1,422
Total net cash receipt	$31,466	$128,057	$36,039	$250,430
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

Brokered natural gas and marketing revenue was $33.0 million in second quarter 2025 compared to $31.4 million in second quarter 2024, which is the result of higher broker sales price slightly offset by lower broker sales volumes (volumes not related to our production). Brokered natural gas and marketing revenue was $87.4 million in first six months 2025 compared to $60.2 million in first six months 2024, which is the result of higher broker sales price slightly offset by lower broker sales volumes (volumes not related to our production). We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Other income was $1.9 million in second quarter 2025 compared to $3.5 million in second quarter 2024. This includes $1.8 million of interest income and a $78,000 gain on sale of assets in 2025 compared to $3.4 million of interest income and a $55,000 gain on sale of assets in 2024. Other income was $5.1 million in first six months 2025 compared to $6.5 million in first six months 2024. This includes $4.8 million of interest income and a $136,000 gain on sale of assets in 2025 compared to $6.3 million of interest income and a $126,000 gain on sale of assets in 2024. Interest income is lower in 2025 due to the use of cash to repay senior notes. In the 2024 interim periods, interest income was included within brokered natural gas and marketing revenue and other and gain on sale of assets was its own discrete line in prior interim financial statements. In 2025 and for the comparable interim periods presented, we reclassified both of these items into other income in the accompanying consolidated statements of income.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Direct operating expense	$0.11	$0.12	$(0.01)	(8)%	$0.12	$0.11	$0.01	9%
Taxes other than income	0.04	0.03	0.01	33%	0.04	0.03	0.01	33%
General and administrative expense	0.21	0.20	0.01	5%	0.21	0.22	(0.01)	(5)%
Interest expense	0.13	0.15	(0.02)	(13)%	0.14	0.15	(0.01)	(7)%
Depletion, depreciation and amortization expense	0.46	0.45	0.01	2%	0.46	0.45	0.01	2%

Direct operating expense was $23.1 million in second quarter 2025 compared to $22.8 million in second quarter 2024. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workover costs and repair-related expenses. Our direct operating costs increased in second quarter 2025 primarily due to higher workovers and maintenance costs. We incurred $803,000 of workover costs in second quarter 2025 compared to $644,000 in second quarter 2024.

Direct operating expense was $48.5 million in first six months 2025 compared to $44.9 million in first six months 2024. Our direct operating costs increased in first six months 2025 primarily due to higher water hauling, pumping and maintenance costs. We incurred $1.6 million workover costs in first six months 2025 compared to $1.5 million in first six months 2024. The following table summarizes direct operating expense per mcfe for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Direct operating
Lease operating expense	$0.11	$0.11	$—	—%	$0.12	$0.11	$0.01	9%
Workovers	—	—	—	—%	—	—	—	—%
Stock-based compensation	—	0.01	(0.01)	(100)%	—	—	—	—%
Total direct operating expense	$0.11	$0.12	$(0.01)	(8)%	$0.12	$0.11	$0.01	9%

Taxes other than income expense is predominately comprised of the Pennsylvania impact fee which functions as a tax on unconventional natural gas and oil production from the Marcellus Shale in Pennsylvania. This impact fee was $7.4 million in second quarter 2025 compared to $4.6 million in second quarter 2024 and $14.3 million in first six months 2025 compared to $10.4 million in first six months 2024. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices, which are both higher than prior year. This category also includes franchise, real estate and other applicable taxes. The following table summarizes taxes other than income per mcfe for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Taxes other than income
Impact fee	$0.04	$0.03	$0.01	33%	$0.04	$0.03	$0.01	33%
Other	—	—	—	—%	—	—	—	—%
Total taxes other than income	$0.04	$0.03	$0.01	33%	$0.04	$0.03	$0.01	33%

General and administrative (G&A) expense was $42.1 million in second quarter 2025 compared to $40.1 million in second quarter 2024. The second quarter 2025 increase of $2.0 million when compared to the same period of 2024 is primarily due to timing of expenses.

G&A expense was $83.8 million in first six months 2025 compared to $84.1 million in first six months 2024. The decrease of $245,000 is primarily due to lower consulting fees and timing of expenses, mostly offset by higher employee related costs. The following table summarizes G&A expenses on a per mcfe basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
General and administrative
General and administrative	$0.16	$0.16	$—	—%	$0.16	$0.17	$(0.01)	(6)%
Stock-based compensation	0.05	0.04	0.01	25%	0.05	0.05	—	—%
Total general and administrative expense	$0.21	$0.20	$0.01	5%	$0.21	$0.22	$(0.01)	(5)%

Interest expense was $26.8 million in second quarter 2025 compared to $29.7 million in second quarter 2024. Interest expense was $56.0 million in first six months 2025 compared to $60.2 million in first six months 2024. The following table presents information about interest expense per mcfe for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Bank credit facility (a)	$0.02	$0.01	$0.01	100%	$0.01	$0.01	$—	—%
Senior notes	0.11	0.13	(0.02)	(15)%	0.12	0.13	(0.01)	(8)%
Amortization of deferred financing costs and other	—	0.01	(0.01)	(100)%	0.01	0.01	—	—%
Total interest expense	$0.13	$0.15	$(0.02)	(13)%	$0.14	$0.15	$(0.01)	(7)%
Average debt outstanding ($000s)	$1,499,704	$1,752,389	$(252,685)	(14)%	$1,603,211	$1,766,269	$(163,058)	(9)%
Average interest rate (b)	6.8%	6.5%	0.3%	5%	6.7%	6.5%	0.2%	3%
(a)
Includes commitment fees.
(b)
Excludes deferred financing costs.

The decrease in interest expense for second quarter and six months 2025 compared to the same periods of 2024 was primarily due to lower average outstanding debt balances. In May 2025, we paid off the remaining principal balance of $606.5 million of our 4.875% senior notes due 2025 by utilizing cash on hand and borrowing on our credit facility. We had $125.0 million outstanding on the bank credit facility as of June 30, 2025 compared to no bank debt outstanding for the same period of 2024.

Depletion, depreciation and amortization (DD&A) expense was $91.5 million in second quarter 2025 compared to $87.6 million in second quarter 2024, and was $182.1 million in first six months 2025 compared to $174.7 million in first six months 2024. This increase in both periods is due to a higher depletion rate combined with higher production volumes. Depletion expense, the largest component of DD&A expense, was $0.45 per mcfe in second quarter 2025 and first six months 2025 compared to $0.44 per mcfe in the same periods of 2024. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
DD&A
Depletion and amortization	$0.45	$0.44	$0.01	2%	$0.45	$0.44	$0.01	2%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.46	$0.45	$0.01	2%	$0.46	$0.45	$0.01	2%

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

Brokered natural gas and marketing expense was $35.0 million in second quarter 2025 compared to $34.1 million in second quarter 2024 due to higher commodity prices slightly offset by lower broker purchase volumes (volumes not related to our production). Brokered natural gas and marketing expense was $93.2 million in first six months 2025 compared to $65.7 million in first six months 2024 due to higher commodity prices slightly offset by lower broker purchase volumes (volumes not related to our production). The following table details our brokered natural gas and marketing net margin for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Brokered natural gas and marketing
Brokered natural gas sales	$31,751	$25,625	$82,836	$51,825
Brokered NGLs sales	(236)	3,951	1,531	4,187
Other marketing revenue	1,494	1,816	3,050	4,212
Brokered natural gas purchases and transportation	(32,362)	(27,283)	(85,827)	(56,102)
Brokered NGLs purchases	470	(3,606)	(1,365)	(3,920)
Other marketing expense	(3,093)	(3,207)	(5,994)	(5,677)
Net brokered natural gas and marketing net margin	$(1,976)	$(2,704)	$(5,769)	$(5,475)

Exploration expense was $7.9 million in second quarter 2025 compared to $6.7 million in second quarter 2024 mainly due to higher delay rentals. Exploration expense was $14.3 million in first six months 2025 compared to $11.2 million in first six months 2024 mainly due to higher delay rentals. The following table details our exploration expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
Exploration
Seismic	$4	$—	$4	100%	$128	$25	$103	412%
Delay rentals and other	6,171	4,718	1,453	31%	10,659	7,635	3,024	40%
Personnel expense	1,387	1,598	(211)	(13)%	2,819	2,858	(39)	(1)%
Stock-based compensation expense	366	335	31	9%	713	659	54	8%
Total exploration expense	$7,928	$6,651	$1,277	19%	$14,319	$11,177	$3,142	28%

Abandonment and impairment of unproved properties expense was $6.8 million in second quarter 2025 compared to $1.5 million in second quarter 2024. Abandonment and impairment of unproved properties expense was $11.4 million in first six months 2025 compared to $3.9 million in first six months 2024. Abandonment and impairment of unproved properties for second quarter 2025 and first six months 2025 increased when compared to the same periods of 2024 due to higher expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire. We also expect to strategically allow expirations in the future, as we believe certain acreage needed for our future development plans can be efficiently leased again prior to development.

Exit costs were $8.5 million in second quarter 2025 compared to $10.1 million in second quarter 2024. Exit costs were $17.4 million in first six months 2025 compared to $20.4 million in first six months 2024. These costs are associated with normal accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending through 2030.

Deferred compensation plan had a gain of $88,000 in second quarter 2025 compared to expense of $1.2 million in second quarter 2024. Deferred compensation plan expense was $2.8 million in first six months 2025 compared to $7.6 million in first six months 2024. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense based on the number of vested shares in the plan at the time. The reduction in both periods is related to fewer shares being held within the deferred compensation plan. The deferred compensation plan held 265,000 shares (256,000 vested shares) of Range common stock at June 30, 2025 compared to 811,000 shares (758,000 vested shares) at June 30, 2024.

Income tax expense was $64.5 million in second quarter 2025 compared to a benefit of $18.7 million in second quarter 2024. Income tax expense was $77.1 million in first six months 2025 compared to a benefit of $490,000 in first six months 2024. The 2025 and 2024 effective tax rates were different than the statutory tax rates due to tax credits, state income taxes and equity compensation.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Commodity prices are the most significant factor impacting our revenues, net income, operating cash flows, the amount of capital we invest in our business, payment of dividends and funding of share or debt repurchases. Commodity prices have been and are expected to remain volatile. Our top priorities for using cash provided by operations are to fund our capital program, return capital to stockholders and reduce debt further over time. We currently believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future and across a wide range of commodity price scenarios. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Sources of cash and cash equivalents
Operating activities	$666,273	$480,705
Disposal of assets	149	262
Borrowing on credit facility	447,000	—
Other	35,064	59,771
Total sources of cash and cash equivalents	$1,148,486	$540,738

Uses of cash and cash equivalents
Additions to natural gas properties	$(279,990)	$(286,098)
Repayments on credit facility	(322,000)	—
Acreage purchases	(36,443)	(34,997)
Additions to field service assets	(1,100)	(1,125)
Repayment of senior notes	(608,699)	(66,069)
Treasury stock purchases	(120,358)	(10,199)
Dividends paid	(43,084)	(38,874)
Other	(41,168)	(64,298)
Total uses of cash and cash equivalents	$(1,452,842)	$(501,660)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first six months 2025 were $666.3 million compared to $480.7 million in first six months 2024. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. As of June 30, 2025, we have hedged more than 30% of our projected natural gas production for the remainder of 2025. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months 2025 was a negative $18.0 million compared to a negative $53.0 million for first six months 2024.

Borrowing on credit facility in first six months 2025 was $447.0 million which was utilized for the payoff of principal of our 4.875% senior notes due 2025 at its maturity date. Borrowings net of repayments on the credit facility for the first six months 2025 brought the credit facility balance to $125.0 million as of June 30, 2025.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first six months 2025 were consistent with expectations relative to our announced 2025 capital budget.

Repayment of senior notes for first six months 2025 includes the payoff of principal of our 4.875% senior notes due 2025 at its maturity date through utilization of cash and borrowing on our credit facility.

Treasury stock purchases for first six months 2025 include the repurchase and settlement of 3.3 million shares for a total of $120.4 million (excluding cost of 1% excise tax) as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Our main sources of liquidity are cash on hand, internally generated cash flow from operations, our bank credit facility and capital market transactions. At June 30, 2025, we had approximately $1.2 billion of liquidity consisting of $134,000 of cash on hand and $1.2 billion of availability under our bank credit facility. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

We expect our 2025 capital program to be funded by cash flows from operations. During the six months ended June 30, 2025, we generated $666.3 million of cash flows from operating activities.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of June 30, 2025, we had a balance of $125.0 million on our credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We have undrawn letters of credit of $164.1 million as of June 30, 2025, which reduce our borrowing capacity under our bank credit facility.

The borrowing base is subject to regular, semi-annual re-determinations and is dependent on a number of factors but primarily the lenders' assessment of our future cash flows. Our scheduled borrowing base re-determination was completed in March 2025 with our borrowing base and lender commitments reaffirmed. We currently must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that we maintain certain financial ratios (as defined in our bank credit facility agreement). We were in compliance with all such covenants at June 30, 2025.

Capital Requirements

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first six months 2025, we used operating cash flows to fund $317.5 million of capital expenditures as reported in our consolidated statement of cash flows within investing activities. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

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

Cash Dividend Payments

On May 30, 2025, our board of directors announced the approval of a dividend of $0.09 per share payable on June 27, 2025, to stockholders of record at the close of business on June 13, 2025. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Stock Repurchase Program

Our total remaining share repurchase authorization was approximately $895.7 million at June 30, 2025.

Other Sources of Liquidity

We have a universal shelf registration statement filed with the SEC under which we, as a well-known seasoned issuer for purposes of SEC rules, have the future ability to sell an indeterminate amount of various types of debt and equity securities.

Cash Contractual Obligations

Our contractual obligations include long-term debt, operating leases, derivative obligations, asset retirement obligations and transportation, processing and gathering commitments including the divestiture contractual commitment that we incurred in conjunction with the sale of our North Louisiana assets. See Note 13 to our unaudited consolidated financial statements entitled "Commitments and

Contingencies" for more information on commitments.

Interest Rates

At June 30, 2025, we had approximately $1.2 billion of debt outstanding which bore interest at fixed rates averaging 6.7%. Bank debt totaling $125.0 million bears interest at a floating rate, which was 6.7% at June 30, 2025.

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

Market Risk

We are exposed to market risks related to natural gas, NGLs and oil prices, which are difficult to predict. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are influenced by the complex dynamics of supply and demand that exist in the global energy markets. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2024 proved reserves are natural gas and 1% of proved reserves are oil. In addition, a portion of our NGLs, which are 35% of proved reserves, are also impacted by changes in oil and natural gas prices. At times, we are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2024 to June 30, 2025.

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

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price (or a fixed percentage of a price) for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). At June 30, 2025, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, approximated a net unrealized gain of $5.6 million as of June 30, 2025. These contracts expire monthly through December 2027. For additional information over our derivative contracts, see Note 7 to the accompanying consolidated financial statements.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a gain of $19.9 million at June 30, 2025, and they settle through December 2029.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at June 30, 2025. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$15,819	$(93,261)	$(233,151)	$93,261	$233,151
Three-way collars	15,366	(18,620)	(46,292)	17,068	37,665
Basis swaps	19,875	15,160	37,901	(15,160)	(37,901)
Propane swaps	1,229	123	307	(123)	(307)
Swaptions	(25,562)	(32,098)	(91,595)	18,956	25,359

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At June 30, 2025, our derivative counterparties include fourteen financial institutions, of which ten are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

At June 30, 2025, we had total debt of approximately $1.2 billion. Our outstanding debt includes $1.1 billion senior notes based on fixed interest rates. As this represents approximately 90% of our total debt balance, we do not have significant exposure to movements in market interest rates. Our bank credit facility provides for variable interest rate borrowings, which had a balance of $125.0 million as of June 30, 2025 and incurred interest at a rate of 6.7% at June 30, 2025. The 30-day SOFR rate at June 30, 2025 was approximately 4.3%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2025 would result in approximately $1.3 million in additional annual interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019, our board of directors authorized a common stock repurchase program. In 2022, our board of directors increased the authorization under the program. Shares repurchased as of June 30, 2025 are held as treasury stock and we have approximately $895.7 million of remaining authorization under the program. These repurchases are based on trade date, although certain purchases may not have settled until the following month.

Purchases of our common stock during second quarter 2025 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
April 2025	1,073,438	$35.76	1,073,438	$910,194,045
May 2025	100,000	$38.15	100,000	$906,378,733
June 2025	280,000	$37.99	280,000	$895,740,381
	1,453,438		1,453,438
(a)
Includes any customary fees and commissions associated with the share repurchases, but excludes 1% excise tax.

ITEM 5. OTHER INFORMATION

During second quarter 2025, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit index

		Incorporated by Reference (File No. 001-12209)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1.1	05/05/2004

3.1.1	First Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/28/2005

3.1.2	Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/24/2008

3.1.3	Third Amendment to Restated Certificate of Incorporation of Range Resources Corporation	8-K	3.1	05/08/2024

3.2	Amended and Restated By-laws of Range Resources Corporation	8-K	3.1	05/19/2016

10.1*	Form of Restricted Stock Award Agreement (Board of Directors)

31.1*	Certification of Chief Executive Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and President of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* **	Filed herewith Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2025

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: July 22, 2025

RANGE RESOURCES CORPORATION

By:	/s/ ASHLEY S. KAVANAUGH
Ashley S. Kavanaugh
Vice President – Controller and Principal Accounting Officer