Form 10-Q
period 2025-09-30
RANGE RESOURCES CORP
filed 2025-10-28
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☑

236,935,813 shares of common stock were outstanding on October 24, 2025.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended September 30, 2025

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2024 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$175	$304,490
Accounts receivable, less allowance for doubtful accounts of $250 and $255	239,225	302,212
Derivative assets	60,395	84,479
Prepaid assets	11,131	12,722
Other current assets	23,900	17,558
Total current assets	334,826	721,461
Derivative assets	1,757	2,619
Natural gas and oil properties, net (successful efforts method)	6,627,222	6,421,700
Other property and equipment, net	3,464	2,465
Operating lease right-of-use assets	154,842	119,838
Other assets	75,652	79,592
Total assets	$7,197,763	$7,347,675

Liabilities
Current liabilities:
Accounts payable	$139,619	$133,132
Asset retirement obligations	1,189	1,189
Accrued liabilities	293,513	289,148
Deferred compensation liabilities	5,895	21,649
Accrued interest	13,682	36,920
Derivative liabilities	2,464	9,634
Operating lease liabilities	60,384	87,138
Divestiture contract obligation	78,360	86,991
Current maturities of long-term debt	—	608,269
Total current liabilities	595,106	1,274,070
Bank debt	125,650	—
Senior notes	1,091,117	1,089,614
Deferred tax liabilities	650,428	541,378
Derivative liabilities	2,049	10,488
Deferred compensation liabilities	67,293	65,233
Operating lease liabilities	95,937	35,737
Asset retirement obligations and other liabilities	145,640	137,181
Divestiture contract obligation	221,035	257,317
Total liabilities	2,994,255	3,411,018
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 268,561,524 issued at September 30, 2025 and 267,435,419 shares at December 31, 2024	2,686	2,674
Common stock held in treasury, at cost, 31,625,711 shares at September 30, 2025 and 26,766,065 shares at December 31, 2024	(691,996)	(513,941)
Additional paid-in capital	5,959,090	5,927,893
Accumulated other comprehensive income	568	611
Retained deficit	(1,066,840)	(1,480,580)
Total stockholders' equity	4,203,508	3,936,657
Total liabilities and stockholders’ equity	$7,197,763	$7,347,675

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues and other income:
Natural gas, NGLs and oil sales	$611,491	$533,277	$2,070,049	$1,578,728
Derivative fair value income	92,946	47,124	88,736	110,530
Brokered natural gas and marketing	43,807	31,289	131,224	91,513
Other income	284	3,412	5,348	9,896
Total revenues and other income	748,528	615,102	2,295,357	1,790,667
Costs and expenses:
Direct operating	23,830	25,285	72,323	70,198
Transportation, gathering, processing and compression	301,110	306,154	911,933	878,524
Taxes other than income	8,265	5,117	23,087	15,459
Brokered natural gas and marketing	48,882	32,588	142,068	98,287
Exploration	8,105	7,334	22,424	18,511
Abandonment and impairment of unproved properties	4,899	4,723	16,254	8,618
General and administrative	44,712	41,526	128,549	125,608
Exit costs	8,085	7,649	25,484	28,058
Deferred compensation plan	(765)	(1,930)	2,026	5,715
Interest	24,268	29,301	80,225	89,490
Gain on early extinguishment of debt	—	(11)	(3)	(254)
Depletion, depreciation and amortization	93,793	91,137	275,866	265,872
Total costs and expenses	565,184	548,873	1,700,236	1,604,086

Income before income taxes	183,344	66,229	595,121	186,581
Income tax expense (benefit):
Current	(1,022)	1,282	5,623	5,263
Deferred	40,059	14,291	110,561	9,820
	39,037	15,573	116,184	15,083
Net income	$144,307	$50,656	$478,937	$171,498

Net income per common share:
Basic	$0.61	$0.21	$2.00	$0.71
Diluted	$0.60	$0.21	$1.99	$0.70

Dividends declared per share	$0.09	$0.08	$0.27	$0.24

Weighted average common shares outstanding:
Basic	237,378	240,865	238,523	240,832
Diluted	239,026	242,623	240,255	242,802

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$144,307	$50,656	$478,937	$171,498
Other comprehensive (loss) income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	(18)	(20)	(54)	(59)
Income tax expense	4	4	11	12
Total comprehensive income	$144,293	$50,640	$478,894	$171,451

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$478,937	$171,498
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	110,561	9,820
Depletion, depreciation and amortization	275,866	265,872
Abandonment and impairment of unproved properties	16,254	8,618
Derivative fair value income	(88,736)	(110,530)
Cash settlements on derivative financial instruments	98,072	362,695
Divestiture contract obligation, including accretion	25,484	27,933
Amortization of deferred financing costs and other	2,996	3,352
Deferred and stock-based compensation	36,378	37,597
Gain on the sale of assets	(158)	(222)
Gain on early extinguishment of debt	(3)	(254)
Changes in working capital:
Accounts receivable	63,063	101,530
Other current assets	(5,084)	(1,809)
Accounts payable	8,016	(27,052)
Accrued liabilities and other	(107,828)	(122,424)
Net cash provided from operating activities	913,818	726,624
Investing activities:
Additions to natural gas properties	(433,415)	(432,264)
Additions to field service assets	(2,036)	(1,371)
Acreage purchases	(51,499)	(44,787)
Proceeds from disposal of assets	161	273
Purchases of marketable securities held by the deferred compensation plan	(18,459)	(36,681)
Proceeds from the sales of marketable securities held by the deferred compensation plan	23,009	42,225
Net cash used in investing activities	(482,239)	(472,605)
Financing activities:
Borrowings on credit facility	885,000	—
Repayments on credit facility	(756,000)	—
Repayment of senior notes	(608,699)	(69,846)
Dividends paid	(64,437)	(58,127)
Treasury stock purchases	(176,613)	(44,136)
Taxes paid for shares withheld	(21,482)	(25,201)
Change in cash overdrafts	(5,798)	(9,070)
Proceeds from the sales of common stock held by the deferred compensation plan	12,135	17,837
Net cash used in financing activities	(735,894)	(188,543)
(Decrease) increase in cash and cash equivalents	(304,315)	65,476
Cash and cash equivalents at beginning of period	304,490	211,974
Cash and cash equivalents at end of period	$175	$277,450

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2024	267,435	$2,674	(26,766)	$(513,941)	$5,927,893	$611	$(1,480,580)	$3,936,657
Issuance of common stock	1,047	11	—	—	(16,356)	—	—	(16,345)
Issuance of common stock upon vesting of TSRs	6	—	—	—	350	—	(350)	—
Stock-based compensation expense	—	—	—	—	11,644	—	—	11,644
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,752)	(21,752)
Treasury stock repurchased	—	—	(1,826)	(67,477)	—	—	—	(67,477)
Excise tax on stock repurchases	—	—	—	(404)	—	—	—	(404)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	97,052	97,052
Balance as of March 31, 2025	268,488	$2,685	(28,592)	$(581,822)	$5,923,531	$597	$(1,405,630)	$3,939,361
Issuance of common stock	65	1	—	—	13,821	—	—	13,822
Stock-based compensation expense	—	—	—	—	10,947	—	—	10,947
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,601)	(21,601)
Treasury stock issuance - Rabbi Trust	—	—	1	39	(39)	—	—	—
Treasury stock repurchased	—	—	(1,454)	(52,881)	—	—	—	(52,881)
Excise tax on stock repurchases	—	—	—	(517)	—	—	—	(517)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	237,578	237,578
Balance as of June 30, 2025	268,553	$2,686	(30,045)	$(635,181)	$5,948,260	$582	$(1,189,653)	$4,126,694
Issuance of common stock	9	—	—	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	—	—	10,951	—	—	10,951
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,494)	(21,494)
Treasury stock repurchased	—	—	(1,581)	(56,255)	—	—	—	(56,255)
Excise tax on stock repurchases	—	—	—	(560)	—	—	—	(560)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	144,307	144,307
Balance as of September 30, 2025	268,562	$2,686	(31,626)	$(691,996)	$5,959,090	$568	$(1,066,840)	$4,203,508

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2023	265,756	$2,658	(24,716)	$(448,681)	$5,879,705	$647	$(1,668,778)	$3,765,551
Issuance of common stock	1,547	15	—	—	(22,428)	—	—	(22,413)
Issuance of common stock upon vesting of TSRs	7	—	—	—	361	—	(361)	—
Stock-based compensation expense	—	—	—	—	10,979	—	—	10,979
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,473)	(19,473)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	92,138	92,138
Balance as of March 31, 2024	267,310	$2,673	(24,716)	$(448,681)	$5,868,617	$632	$(1,596,474)	$3,826,767
Issuance of common stock	109	1	—	—	25,826	—	—	25,827
Stock-based compensation expense	—	—	—	—	9,560	—	—	9,560
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,615)	(19,615)
Treasury stock repurchased	—	—	(305)	(10,199)	—	—	—	(10,199)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	—	28,704	28,704
Balance as of June 30, 2024	267,419	$2,674	(25,021)	$(458,880)	$5,904,003	$616	$(1,587,385)	$3,861,028
Issuance of common stock	5		—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	—	—	9,725	—	—	9,725
Dividends ($0.08 per share)	—	—	—	—	—	—	(19,358)	(19,358)
Treasury stock repurchased			(1,095)	(33,936)				(33,936)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	—	50,656	50,656
Balance as of September 30, 2024	267,424	$2,674	(26,116)	$(492,816)	$5,913,716	$600	$(1,556,087)	$3,868,087

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

(2) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

All of the Company's revenues from contracts with customers have title transfer in the United States ("U.S.") and are recognized at the point in time when control is transferred to the customer and collectability is reasonably assured. Accounts receivable attributable to our revenue contracts with customers was $234.1 million at September 30, 2025 and $291.5 million at December 31, 2024. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Natural gas sales	$361,124	$234,139	$1,249,456	$715,266
NGLs sales	224,375	266,186	738,064	750,547
Oil sales	25,992	32,952	82,529	112,915
Total natural gas, NGLs and oil sales	611,491	533,277	2,070,049	1,578,728
Sales of purchased natural gas	41,602	28,692	124,438	80,518
Sales of purchased NGLs	758	660	2,289	4,847
Other marketing revenue	1,447	1,937	4,497	6,148
Total	$655,298	$564,566	$2,201,273	$1,670,241

(3) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For the three and nine months ended September 30, 2025 and 2024, our overall effective tax rate was different than the federal statutory rate due primarily to tax credits, state income taxes and equity compensation. Current income taxes reflect estimated state and federal income taxes due for 2025 which are based on our estimated earnings, taking into account all applicable tax rates and laws.

(4) NET INCOME PER COMMON SHARE

The following sets forth a reconciliation of net income to basic net income attributable to common shareholders to diluted net income attributable to common shareholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income, as reported	$144,307	$50,656	$478,937	$171,498
Participating earnings (a)	(161)	(170)	(1,081)	(922)
Basic net income attributed to common shareholders	144,146	50,486	477,856	170,576
Reallocation of participating earnings (a)	1	1	7	5
Diluted net income attributed to common shareholders	$144,147	$50,487	$477,863	$170,581
Net income per common share:
Basic	$0.61	$0.21	$2.00	$0.71
Diluted	$0.60	$0.21	$1.99	$0.70
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

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding – basic	237,378	240,865	238,523	240,832
Effect of dilutive securities:
Director and employee restricted stock and performance-based equity awards	1,648	1,758	1,732	1,970
Weighted average common shares outstanding – diluted	239,026	242,623	240,255	242,802

Weighted average common shares outstanding – basic for third quarter 2025 excludes 265,000 shares of restricted stock held in our deferred compensation plan compared to 811,000 shares in third quarter 2024 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding – basic for the first nine months 2025 excludes 540,000 shares of restricted stock held in our deferred compensation plan compared to 1.3 million shares in the first nine months 2024. For the three months ended September 30, 2024, equity grants of 8,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. For the nine months ended September 30, 2024, equity grants of 3,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. There were no anti-dilutive shares for three or nine months ended September 30, 2025.

(5) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands):

	September 30, 2025	December 31, 2024
Bank debt	$129,000	$—
Senior notes:
4.875% senior notes due 2025	—	608,702
8.25% senior notes due 2029	600,000	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	1,100,000	1,708,702
Unamortized debt issuance costs	(12,233)	(10,819)
Total debt, net of deferred financing costs	1,216,767	1,697,883
Less current maturities of long-term debt	—	(608,269)
Total long-term debt	$1,216,767	$1,089,614

No interest was capitalized during the nine months ended September 30, 2025 or the year ended December 31, 2024. We were in compliance with applicable covenants under the bank credit facility and our senior notes at September 30, 2025.

Bank Debt

In April 2022, we entered into an amended and restated revolving bank facility, which we refer to as our bank debt or our bank credit facility, which is secured by substantially all of our assets and has a maturity date of April 14, 2027. That bank credit facility provided for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion. That bank credit facility also provided for a borrowing base subject to re-determinations, including event-driven unscheduled re-determinations. As of September 30, 2025, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under such bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in such bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any part of the base rate loans to SOFR loans. The weighted average interest rate was 6.4% for the three and nine months ended September 30, 2025. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At September 30, 2025, the commitment fee was 0.375% and the interest rate margin was 0.75% on our ABR loans and 1.75% on our SOFR loans.

As part of our re-determination completed in March 2025, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $1.5 billion. On September 30, 2025, bank commitments totaled $1.5 billion and we had $129.0 million outstanding on our bank credit facility. Additionally, on September 30, 2025 we had $165.2 million of undrawn letters of credit, leaving approximately $1.2 billion of committed borrowing capacity available under the facility.

On October 2, 2025, we entered into an amended and restated revolving bank credit facility, which continues to be secured by substantially all of our assets and has a maturity date of October 2, 2030. This amended credit facility maintained a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion, and increased bank commitments from $1.5 billion to $2.0 billion.

Senior Notes

If we experience a change of control, noteholders may require us to repurchase all or a portion of our senior notes at 101% of the aggregate principal amount plus accrued and unpaid interest, if any.

In early 2025, we repurchased in the open market $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $3,000, net of the remaining deferred financing costs on the repurchased debt. In May 2025, we paid off the remaining principal balance of our 4.875% senior notes due 2025 at par by utilizing cash on hand and by borrowing on our bank credit facility. During the nine months ended September 30, 2024, we repurchased in the open market $70.2 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $254,000, net of the remaining deferred financing costs on the repurchased debt.

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

(6) ASSET RETIREMENT OBLIGATIONS

Activity related to our liability for plugging and abandonment costs for the nine months ended September 30, 2025 and the year ended December 31, 2024 is as follows (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Beginning of period	$133,767	$117,429
Liabilities incurred	3,126	3,871
Liabilities settled	(724)	(4,655)
Accretion expense	5,742	7,148
Change in estimate	(119)	9,974
End of period	141,792	133,767
Less current portion	(1,189)	(1,189)
Long-term asset retirement obligations	$140,603	$132,578

(7) DERIVATIVE ACTIVITIES

The following table sets forth our commodity-based derivative volumes by year as of September 30, 2025, excluding our basis swaps which are discussed separately below. All fair values presented in the table below utilize Level 2 inputs, except where noted. All fair market values ("FMV") are presented in thousands:

Period	Contract Type	Volume Hedged		Weighted Average Hedge Price				FMV
			Swap		Sold Put	Floor	Ceiling
Natural Gas (a)
October - December 2025	Swaps	400,000 Mmbtu/day		$4.12				$28,529
October - December 2025	Three-way Collars	180,000 Mmbtu/day			$2.95	$4.00	$5.12	$10,917
2026	Swaps	280,000 Mmbtu/day		$4.05				$14,844
2026	Three-way Collars	125,000 Mmbtu/day	$		3.00	$4.00	$5.70	$12,295
2027	Swaps	200,000 Mmbtu/day		$4.05				$6,728
(a)
We also sold natural gas call swaptions of 10,000 Mmbtu/day for 2026 at a weighted average price of $4.12 Mmbtu/day that expire in November 2025 and 160,000 Mmbtu/day for 2027 at a weighted average price of $4.05 Mmbtu/day that expire through the fourth quarter of 2025. The fair value of these contracts as of September 30, 2025, which utilizes Level 3 inputs, was a derivative liability of $2.8 million.

Basis Swap Contracts

In addition to the commodity derivatives described above, at September 30, 2025, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle through December 2029 and include a total volume of 180,282,500 Mmbtu. The fair value of these contracts was a liability of $12.9 million at September 30, 2025.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

	September 30, 2025	December 31, 2024
Derivative assets:
Gross amounts of recognized assets	$80,678	$112,359
Gross amounts offset in the consolidated balance sheets	(18,526)	(25,261)
Net amounts of assets presented in the consolidated balance sheets	$62,152	$87,098

	September 30, 2025	December 31, 2024
Derivative (liabilities):
Gross amounts of recognized (liabilities)	$(23,039)	$(45,383)
Gross amounts offset in the consolidated balance sheets	18,526	25,261
Net amounts of (liabilities) presented in the consolidated balance sheets	$(4,513)	$(20,122)

Derivative Fair Value Income

The effects of our derivatives on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Natural gas derivatives	$90,401	$32,912	$80,927	$106,204
NGLs derivatives	2,771	5,690	5,096	4,975
Oil derivatives	(226)	8,522	2,713	(649)
Total derivative fair value income	$92,946	$47,124	$88,736	$110,530

(8) FAIR VALUE MEASUREMENTS

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information on the fair value hierarchy, refer to Note 2 of the Notes to the Consolidated Financial Statements in the Form 10-K. As of September 30, 2025, a portion of our natural gas instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed price swaps. At September 30, 2025, we used a weighted average implied volatility of 17% for natural gas swaptions. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(13,240)
Total losses included in earnings	—
Additions	(2,824)
Settlements	10,794
Transfers	2,446
Balance at September 30, 2025	$(2,824)

The following presents the carrying amounts and the fair values and hierarchy of our financial instruments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives (a)	$62,152	$62,152	$87,098	$87,098
Marketable securities (b)	63,651	63,651	60,989	60,989
(Liabilities):
Commodity derivatives (a)	(4,513)	(4,513)	(20,122)	(20,122)
Bank credit facility (c)	(129,000)	(129,000)	—	—
4.875% senior notes due 2025 (c)	—	—	(608,702)	(607,363)
8.25% senior notes due 2029 (c)	(600,000)	(615,168)	(600,000)	(618,114)
4.75% senior notes due 2030 (c)	(500,000)	(489,665)	(500,000)	(469,285)
Deferred compensation plan (d)	(73,188)	(73,188)	(86,882)	(86,882)

(a)
Fair values for commodity derivatives utilize Level 2 inputs with the exception of swaptions, which utilize Level 3 inputs. Fair value of swaption contracts as of September 30, 2025 was a derivative liability of $2.8 million.
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

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Our allowance for uncollectible receivables was $250,000 at September 30, 2025 and $255,000 at December 31, 2024. Non-financial liabilities initially measured at fair value include asset retirement obligations, operating lease liabilities and the divestiture contract obligation that we incurred in conjunction with the sale of our North Louisiana assets.

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges for first nine months 2025 or 2024.

Concentrations of Credit Risk

As of September 30, 2025, our primary concentrations of credit risk are the risks of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. At September 30, 2025, our derivative counterparties include fourteen financial institutions, of which ten were secured lenders in our bank credit facility at September 30, 2025. At September 30, 2025, our net derivative position includes an aggregate net payable of $2.8 million to the four counterparties not included in our bank credit facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct operating expense	$525	$486	$1,566	$1,454
Brokered natural gas and marketing expense	626	571	2,268	1,862
Exploration expense	285	346	998	1,005
General and administrative expense	9,448	8,639	28,885	27,099
Total stock-based compensation expense	$10,884	$10,042	$33,717	$31,420

The mark-to-market adjustment of the liability related to the restricted stock Liability Awards held in our deferred compensation plan is directly tied to the change in our stock price and not directly related to functional expenses and, therefore, is not allocated to the functional categories above.

Time-based - Equity Awards. These awards ("Equity Awards") are expensed ratably over the service period associated with the awards based on fair value. Fair value is based on prevailing market price on the date of grant and is expensed over a service period up to three years. We recorded compensation expense for these outstanding Equity Awards of $28.7 million in first nine months 2025 compared to $26.5 million in the same period of 2024.

Time-based - Liability Awards. These awards ("Liability Awards") are recognized ratably over the service period associated with the awards based on the grant date fair value of the award but marked-to-market every period due to the option of cash conversion upon distribution. These awards are contributed into the Deferred Compensation Plan (discussed below). We recorded compensation expense for these restricted stock Liability Awards of $242,000 in first nine months 2025 compared to $955,000 in the same period of 2024. Beginning in 2023, time-based equity awards were granted in lieu of time-based liability awards for certain employees.

Performance-based TSR Awards ("TSRs" or "TSR Awards"). The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period of three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant. We recorded compensation expense of $4.3 million in first nine months 2025 compared to $2.9 million in the same period of 2024. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved. The following assumptions were used to estimate the fair value of the TSR Awards granted during first nine months 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.2%	4.1%
Expected annual volatility	46%	56%
Grant date fair value per unit	$44.39	$31.84

Equity and Liability Award Summary

The following is a summary of the activity for our time-based and performance-based stock awards for the nine months ended September 30, 2025:

	Time-Based Equity Awards		Time-Based Liability Awards		Performance-Based Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	1,275,962	$28.37	18,492	$28.98	664,859	$27.45
Granted	1,055,576	40.28	5,815	38.89	220,266	44.39
Vested	(900,678)	31.30	(15,443)	29.02	(264,917)	23.55
Forfeited	(35,575)	31.68	—	—	—	—
Outstanding at September 30, 2025	1,395,285	$35.40	8,864	$35.39	620,208	$35.13
(a)
Amounts granted reflect performance units initially granted. The actual payout will be between zero and 200% depending on achievement of either total stockholder return ranking compared to our peers over the performance period or on the achievement of internal performance targets.

Deferred Compensation Plan

The assets of our deferred compensation plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is accounted for as Liability Awards and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. We recorded a mark-to-market gain of $765,000 in third quarter 2025 compared to a mark-to-market gain of $1.9 million in third quarter 2024. We recorded a mark-to-market loss of $2.0 million in first nine months 2025 compared to a mark-to-market loss of $5.7 million in first nine months 2024. The Rabbi Trust held 266,000 shares (258,000 vested shares) of Range common stock at September 30, 2025 compared to 813,000 shares (778,000 vested shares) at September 30, 2024.

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in the changes in our deferred compensation assets (reported in Other Assets) and liabilities on the accompanying consolidated balance sheets. For third quarter 2025, interest and dividends were $281,000 and the mark-to-market gain was $3.4 million compared to interest and dividends of $261,000 and a mark-to-market gain of $3.2 million in third quarter 2024. For first nine months 2025, interest and dividends were $617,000 and the mark-to-market gain was $6.7 million compared to interest and dividends of $739,000 and a mark-to-market gain of $8.1 million in first nine months 2024.

(10) CAPITAL STOCK

Treasury Stock

As of September 30, 2025, we had a remaining authorization to repurchase up to approximately $839.5 million of our common stock. In third quarter 2025, we repurchased 1.6 million shares at an aggregate cost of $56.3 million ($56.8 million including the 1% excise tax). In first nine months 2025 we repurchased 4.9 million shares at an aggregate cost of $176.6 million ($178.1 million including the 1% excise tax).The following is a schedule of the change in treasury shares based on settlement date for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance	30,045,000	26,766,065
Rabbi Trust shares distributed/sold	—	(1,065)
Shares repurchased	1,580,711	4,860,711
Ending balance	31,625,711	31,625,711

(11) EXIT COSTS

In third quarter 2020, the Company sold its North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first nine months 2025, we recorded accretion expense of $25.5 million compared to $30.0 million in the same period of the prior year.

The following details the accrued exit cost liability activity for the nine months ended September 30, 2025 (in thousands):

Exit Costs
Balance at December 31, 2024	344,308
Accretion of discount	25,484
Payments	(70,396)
Balance at September 30, 2025	$299,395

(12) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided from operating activities included:
Income taxes (paid to) received from taxing authorities	$(7,100)	$861
Interest paid	(99,385)	(95,684)
Non-cash investing activities included:
Increase in asset retirement costs capitalized	3,007	2,912
Increase in accrued capital expenditures	3,147	22,830

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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of September 30, 2025, liabilities for remediation were not material. We are not aware of any environmental claims existing as of September 30, 2025 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Lease Commitments

As of September 30, 2025 our total remaining undiscounted lease commitments increased by $39.9 million when compared to year end 2024, mainly due to extensions of completions and drilling equipment contracts that were executed during second quarter 2025.

Transportation, Gathering and Processing Contracts

There were no significant changes to firm transportation, gathering and processing minimum commitments or contingent commitments in first nine months 2025.

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

As of September 30, 2025, we had $17.2 million of exploratory well costs capitalized for greater than one year related to suspended wells. We believe these wells exhibit sufficient quantities of natural gas to justify future development. These suspended wells require completion activities and infrastructure expansion in order to classify the reserves as proved. The following table reflects the changes in capitalized exploratory well costs for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
(in thousands)
Balance at beginning of period	$12,569
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,593
Reclassifications to wells, facilities and equipment based on determination of proved reserves	—
Capitalized exploratory well costs, charged to expense	—
Balance at end of period	$17,162
Less exploratory well costs that have been capitalized for a period of one year or less	$—
Capitalized exploratory well costs that have been capitalized for a period greater than one year	$17,162

Number of projects that have exploratory well costs capitalized for a period greater than one year	2

(15) NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	September 30, 2025	December 31, 2024
	(in thousands)
Natural gas properties:
Properties subject to depletion	$11,450,212	$11,058,771
Unproved properties	844,308	819,656
Total	12,294,520	11,878,427
Accumulated depletion and depreciation	(5,667,298)	(5,456,727)
Net capitalized costs	$6,627,222	$6,421,700
(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (b)

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
	(in thousands)
Acquisitions:
Acreage purchases	$43,006	$57,869
Development	433,417	577,093
Exploration:
Drilling	4,593	12,569
Expense	21,426	25,489
Stock-based compensation expense	998	1,354
Pipeline and facilities:
Development	6,922	4,336
Subtotal	510,362	678,710
Asset retirement obligations	3,007	13,845
Total costs incurred	$513,369	$692,555

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

Our overarching business objective is to build stockholder value through returns-focused development of properties. Our strategy to achieve our business objective is to generate consistent cash flows from reserves and production through internally generated drilling projects occasionally coupled with complementary acquisitions and divestitures. Currently, our investment portfolio is focused on high-quality natural gas and NGLs assets in the Commonwealth of Pennsylvania. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas, NGLs and oil and on our ability to economically find, develop, acquire, produce and sell these reserves.

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
•
maintaining a strong balance sheet; and
•
optimizing drilling, completion and operational efficiencies.

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

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large hydrocarbon producing nations, the Russia-Ukraine conflict, tensions in the Middle East, global inventories of natural gas, NGLs and oil, future U.S. infrastructure investment, future monetary and fiscal policy, tariffs and their impacts on global trade and energy demands and governmental policies aimed at transitioning towards lower carbon energy. We expect prices for the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the global energy markets. In first nine months 2025, natural gas prices increased primarily due to increased exports from new U.S. liquefied natural gas ("LNG") export facilities. Longer term natural gas futures prices remain constructive based on market expectations of continued LNG export expansion and increasing global power demand, while associated gas-related activity in oil basins and dry gas basin activity are expected to show modest rates of growth due to infrastructure constraints, moderated reinvestment rates and inventory exhaustion. In addition, the global energy shortage experienced in recent years further highlighted the need for affordable and reliable fuel sources, supporting continued strong structural demand growth for U.S LNG exports. Other factors such as geopolitical disruptions, supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace of changes in global monetary policy may impact global demand for natural gas, NGLs and oil. We continue to assess and monitor the impact of these factors on our business.

Benchmarks for natural gas and NGLs increased in third quarter 2025 and first nine months 2025 compared to the same periods of 2024. As a result, we experienced increases in our price realizations for all periods in 2025. With these increasing prices, we continue to focus on creating long-term value for our stockholders as a responsible and reliable supplier of natural gas and NGLs.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$3.07	$2.16	$3.39	$2.09
Oil (per bbl)	64.98	75.58	66.32	77.75
Mont Belvieu NGLs composite (per gallon) (b)	0.52	0.52	0.57	0.55
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

Consolidated Results of Operations

Overview of Third Quarter 2025 Results

In third quarter 2025, we experienced an increase in revenue from the sale of natural gas, NGLs and oil when compared to the same quarter of 2024, due to a 9% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and a 1% increase in total production.

During third quarter 2025, we recognized net income of $144.3 million, or $0.60 per diluted common share compared to net income of $50.7 million, or $0.21 per diluted common share during third quarter 2024. The higher net income in third quarter 2025 compared to third quarter 2024 is primarily due to increased realized prices combined with a higher unrealized derivative fair value gain.

Our third quarter 2025 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 15% from the same period of 2024 due to a 13% increase in average realized prices (before cash settlements on our derivatives) combined with a 1% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 4% from the same period of 2024;
•
direct operating expense per mcfe remained flat at $0.12 during third quarter 2025 compared to the same period of 2024;
•
transportation, gathering, processing and compression per mcfe was $1.47 in third quarter 2025 compared to $1.51 in the same period of 2024, primarily due to lower NGLs prices;
•
general and administrative expense per mcfe was $0.22 in third quarter 2025 compared to $0.20 in the same period of 2024 due to higher employee related costs and legal fees; and
•
interest expense per mcfe decreased 14% from the same period of 2024 due to lower debt balances.

Third quarter 2025 also included the following returns of capital and balance sheet highlights:

•
repurchased $56.3 million (1.6 million shares) of our common stock;
•
paid $21.4 million of dividends, a 12.5% higher dividend of $0.09 per share compared to $0.08 per share in the same period of 2024; and
•
maintained substantial liquidity with $1.2 billion available under our credit facility.

We generated $247.5 million of cash from operating activities in third quarter 2025, an increase of $1.6 million from third quarter 2024, which reflects the impact of higher realized prices.

Overview of First Nine Months 2025 Results

In first nine months 2025, we experienced an increase in revenue from the sale of natural gas, NGLs and oil when compared to the same period of 2024, due to a 16% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and a 2% increase in total production.

During first nine months 2025, we recognized net income of $478.9 million, or $1.99 per diluted common share compared to net income of $171.5 million, or $0.70 per diluted common share during the same period 2024. The higher net income in first nine months 2025 compared to first nine months 2024 is primarily due to increased realized prices.

Our first nine months 2025 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 31% from the same period of 2024 due to a 29% increase in average realized prices (before cash settlements on our derivatives) combined with a 2% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 12% from the same period of 2024;
•
direct operating expense per mcfe remained flat at $0.12 in first nine months 2025 when compared to the same period of 2024;
•
transportation, gathering, processing and compression per mcfe was $1.51 in first nine months 2025 compared to $1.48 in the same period of 2024, primarily due to an increase in NGLs volumes and electricity costs;
•
general and administrative expense per mcfe remained flat at $0.21 in first nine months 2025 compared the same period of 2024; and
•
interest expense per mcfe decreased 13% from the same period of 2024 due to lower debt balances.

First nine months 2025 also included the following returns of capital and balance sheet highlights:

•
repurchased $176.6 million (4.9 million shares) of our common stock;
•
paid $64.4 million of dividends, increasing per share dividend by 12.5% to a cumulative $0.27 per share compared to $0.24 per share in the same period of 2024;
•
repurchased in the open market $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount and paid off the remaining principal balance in May of the $606.5 million of our 4.875% senior notes due 2025 at par by utilizing cash on hand and borrowing on our credit facility; and
•
maintained substantial liquidity with $1.2 billion available under our credit facility.

We generated $913.8 million of cash from operating activities in first nine months 2025, an increase of $187.2 million from first nine months 2024, which reflects the impact of higher realized prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Natural gas, NGLs and oil sales
Natural gas	$361,124	$234,139	$126,985	54%	$1,249,456	$715,266	$534,190	75%
NGLs	224,375	266,186	(41,811)	(16)%	738,064	750,547	(12,483)	(2)%
Oil	25,992	32,952	(6,960)	(21)%	82,529	112,915	(30,386)	(27)%
Total natural gas, NGLs and oil sales	$611,491	$533,277	$78,214	15%	$2,070,049	$1,578,728	$491,321	31%

Production growth is generated through drilling success as new wells are placed in production, which is partially offset by the natural decline in production through existing wells. Our production for the three and nine months ended September 30, 2025 and 2024 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Production (a)
Natural gas (mcf)	141,133,949	138,193,783	2,940,166	2%	413,394,538	406,943,086	6,451,452	2%
NGLs (bbls)	10,158,612	10,254,759	(96,147)	(1)%	30,107,652	29,392,292	715,360	2%
Oil (bbls)	479,142	514,659	(35,517)	(7)%	1,483,512	1,717,958	(234,446)	(14)%
Total (mcfe) (b)	204,960,473	202,810,291	2,150,182	1%	602,941,522	593,604,586	9,336,936	2%

Average daily production (a)
Natural gas (mcf)	1,534,065	1,502,106	31,959	2%	1,514,266	1,485,194	29,072	2%
NGLs (bbls)	110,420	111,465	(1,045)	(1)%	110,284	107,271	3,013	3%
Oil (bbls)	5,208	5,594	(386)	(7)%	5,434	6,270	(836)	(13)%
Total (mcfe) (b)	2,227,831	2,204,460	23,371	1%	2,208,577	2,166,440	42,137	2%
(a)
Represents volumes sold regardless of when produced.
(b)
Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during third quarter 2025 was $1.82 per mcfe compared to $1.67 per mcfe in third quarter 2024. Our average realized price received (including all derivative settlements and third-party transportation costs) during first nine months 2025 was $2.08 per mcfe compared to $1.79 per mcfe in first nine months 2024. Our average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of income. Our average realized prices (including derivative settlements) do not include transportation costs where we receive net revenue proceeds from purchasers. Our average realized prices (including derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price calculations for three and nine months ended September 30, 2025 and 2024 are shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.56	$1.69	$0.87	51%	$3.02	$1.76	$1.26	72%
NGLs (per bbl)	22.09	25.96	(3.87)	(15)%	24.51	25.54	(1.03)	(4)%
Oil (per bbl)	54.25	64.03	(9.78)	(15)%	55.63	65.73	(10.10)	(15)%
Total (per mcfe) (a)	2.98	2.63	0.35	13%	3.43	2.66	0.77	29%
Average realized prices (including derivative settlements):
Natural gas (per mcf)	$2.96	$2.48	$0.48	19%	$3.24	$2.63	$0.61	23%
NGLs (per bbl)	22.48	26.09	(3.61)	(14)%	24.68	25.65	(0.97)	(4)%
Oil (per bbl)	57.61	69.73	(12.12)	(17)%	57.46	68.26	(10.80)	(16)%
Total (per mcfe) (a)	3.29	3.18	0.11	3%	3.59	3.27	0.32	10%
Average realized prices (including derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.84	$1.37	$0.47	34%	$2.11	$1.51	$0.60	40%
NGLs (per bbl)	8.42	11.21	(2.79)	(25)%	10.07	11.33	(1.26)	(11)%
Oil (per bbl)	55.31	68.82	(13.51)	(20)%	55.67	67.49	(11.82)	(18)%
Total (per mcfe) (a)	1.82	1.67	0.15	9%	2.08	1.79	0.29	16%
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average natural gas differentials below NYMEX	$(0.51)	$(0.47)	$(0.37)	$(0.33)
Realized gains (losses) on basis hedging	$0.02	$(0.03)	$(0.02)	$(0.01)

The following tables reflect our production and average sales prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
Natural gas
Price (per mcf)	$1.69	$0.87	$—	$2.56	$1.76	$1.26	$—	$3.02
Production (Mmcf)	138,194	—	2,940	141,134	406,943	—	6,452	413,395
Natural gas sales	$234,139	$122,003	$4,982	$361,124	$715,266	$522,851	$11,339	$1,249,456

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
NGLs
Price (per bbl)	$25.96	$(3.87)	$—	$22.09	$25.54	$(1.03)	$—	$24.51
Production (Mbbls)	10,255	—	(96)	10,159	29,392	—	716	30,108
NGLs sales	$266,186	$(39,315)	$(2,496)	$224,375	$750,547	$(30,750)	$18,267	$738,064

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
Oil
Price (per bbl)	$64.03	$(9.78)	$—	$54.25	$65.73	$(10.10)	$—	$55.63
Production (Mbbls)	515	—	(36)	479	1,718	—	(234)	1,484
Oil sales	$32,952	$(4,686)	$(2,274)	$25,992	$112,915	$(14,977)	$(15,409)	$82,529

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	Price Variance	Volume Variance	2025	2024	Price Variance	Volume Variance	2025
Consolidated
Price (per mcfe)	$2.63	$0.35	$—	$2.98	$2.66	$0.77	$—	$3.43
Production (Mmcfe)	202,810	—	2,150	204,960	593,605	—	9,337	602,942
Total natural gas, NGLs and oil sales	$533,277	$72,559	$5,655	$611,491	$1,578,728	$466,489	$24,832	$2,070,049

Transportation, gathering, processing and compression expense was $301.1 million in third quarter 2025 compared to $306.2 million in third quarter 2024. These third-party costs are lower in third quarter 2025 when compared to third quarter 2024 primarily due to lower NGLs prices.

Transportation, gathering, processing and compression expense was $911.9 million in first nine months 2025 compared to $878.5 million in first nine months 2024. These third-party costs are higher in first nine months 2025 when compared to first nine months 2024 primarily due to an increase in NGLs volumes and electricity costs. Gas transportation expense increased due to an increase in fuel cost caused by higher prices. We have included these costs in the calculation of average realized prices (including derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and nine months ended September 30, 2025 and 2024 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Transportation, gathering processing and compression
Natural gas	$157,194	$153,063	$4,131	3%	$469,416	$456,215	$13,201	3%
NGLs	142,815	152,624	(9,809)	(6)%	439,862	420,975	18,887	4%
Oil	1,101	467	634	136%	2,655	1,334	1,321	99%
Total	$301,110	$306,154	$(5,044)	(2)%	$911,933	$878,524	$33,409	4%

Natural gas (per mcf)	$1.11	$1.11	$—	—%	$1.14	$1.12	$0.02	2%
NGLs (per bbl)	14.06	14.88	(0.82)	(6)%	14.61	14.32	0.29	2%
Oil (per bbl)	2.30	0.91	1.39	153%	1.79	0.78	1.01	129%
Total (per mcfe)	$1.47	$1.51	$(0.04)	(3)%	$1.51	$1.48	0.03	2%

Derivative fair value income was $92.9 million in third quarter 2025 compared to income of $47.1 million in third quarter 2024. Derivative fair value income was $88.7 million in first nine months 2025 compared to income of $110.5 million in first nine months 2024. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while derivative losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative fair value income per consolidated statements of income	$92,946	$47,124	$88,736	$110,530

Non-cash fair value income (loss): ⁽ᵃ⁾
Natural gas derivatives	$33,981	$(75,011)	$(9,336)	$(248,826)
NGLs derivatives	(1,229)	4,282	—	1,666
Oil derivatives	(1,839)	5,588	—	(5,005)
Total non-cash fair value income (loss) ⁽ᵃ⁾	$30,913	$(65,141)	$(9,336)	$(252,165)

Net cash receipt on derivative settlements:
Natural gas derivatives	$56,420	$107,923	$90,263	$355,031
NGLs derivatives	4,000	1,409	5,096	3,309
Oil derivatives	1,613	2,933	2,713	4,355
Total net cash receipt	$62,033	$112,265	$98,072	$362,695
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

Brokered natural gas and marketing revenue was $43.8 million in third quarter 2025 compared to $31.3 million in third quarter 2024, which is the result of higher broker sales price combined with higher broker sales volumes (volumes not related to our production). Brokered natural gas and marketing revenue was $131.2 million in first nine months 2025 compared to $91.5 million in first nine months 2024, which is the result of higher broker sales price slightly offset by lower broker sales volumes (volumes not related to our production). We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas and marketing expense below for more information on our net brokered margin.

Other income was $284,000 in third quarter 2025 compared to $3.4 million in third quarter 2024. This includes $52,000 of interest income and a $6,000 loss on sale of assets in third quarter 2025 compared to $3.2 million of interest income and a $69,000 gain on sale of assets in third quarter 2024. Other income was $5.3 million in first nine months 2025 compared to $9.9 million in first nine months 2024. This includes $4.9 million of interest income and a $158,000 gain on sale of assets in first nine months 2025 compared to $9.5 million of interest income and a $222,000 gain on sale of assets in first nine months 2024. Interest income is lower in 2025 due to the use of cash to repay senior notes.

Interest income was included within brokered natural gas and marketing revenue and other and gain on sale of assets was its own discrete line in prior interim financial statements. In 2025 and for the comparable interim periods presented, we reclassified both of these items into other income in the accompanying consolidated statements of income.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Direct operating expense	$0.12	$0.12	$—	—%	$0.12	$0.12	$—	—%
Taxes other than income	0.04	0.03	0.01	33%	0.04	0.03	0.01	33%
General and administrative expense	0.22	0.20	0.02	10%	0.21	0.21	—	—%
Interest expense	0.12	0.14	(0.02)	(14)%	0.13	0.15	(0.02)	(13)%
Depletion, depreciation and amortization expense	0.46	0.45	0.01	2%	0.46	0.45	0.01	2%

Direct operating expense was $23.8 million in third quarter 2025 compared to $25.3 million in third quarter 2024. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workover costs and repair-related expenses. Our direct operating costs decreased in third quarter 2025 primarily due to lower water hauling costs. We incurred $1.0 million of workover costs in third quarter 2025 compared to $690,000 in third quarter 2024.

Direct operating expense was $72.3 million in first nine months 2025 compared to $70.2 million in first nine months 2024. Our direct operating costs increased in first nine months 2025 primarily due to higher winter operations charges, workovers, pumping and maintenance costs. We incurred $2.6 million workover costs in first nine months 2025 compared to $2.2 million in first nine months 2024. The following table summarizes direct operating expense per mcfe for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Direct operating
Lease operating expense	$0.11	$0.12	$(0.01)	(8)%	$0.12	$0.12	$—	—%
Workovers	—	—	—	—%	—	—	—	—%
Stock-based compensation	0.01	—	0.01	100%	—	—	—	—%
Total direct operating expense	$0.12	$0.12	$—	—%	$0.12	$0.12	$—	—%

Taxes other than income expense is predominately comprised of the Pennsylvania impact fee which functions as a tax on unconventional natural gas and oil production in Pennsylvania. This impact fee was $7.9 million in third quarter 2025 compared to $4.9 million in third quarter 2024 and $22.2 million in first nine months 2025 compared to $15.3 million in first nine months 2024. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices, which were both higher than prior year. This category also includes franchise, real estate and other applicable taxes. The following table summarizes taxes other than income per mcfe for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Taxes other than income
Impact fee	$0.04	$0.03	$0.01	33%	$0.04	$0.03	$0.01	33%
Other	—	—	—	—%	—	—	—	—%
Total taxes other than income	$0.04	$0.03	$0.01	33%	$0.04	$0.03	$0.01	33%

General and administrative (G&A) expense was $44.7 million in third quarter 2025 compared to $41.5 million in third quarter 2024. The third quarter 2025 increase of $3.2 million when compared to the same period of 2024 is primarily due to higher employee related costs and legal fees.

G&A expense was $128.5 million in first nine months 2025 compared to $125.6 million in first nine months 2024. The increase of $2.9 million is primarily due to higher employee related costs and legal fees slightly offset by lower consulting costs. The following table summarizes G&A expense on a per mcfe basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
General and administrative
General and administrative	$0.17	$0.16	$0.01	6%	$0.16	$0.16	$—	—%
Stock-based compensation	0.05	0.04	0.01	25%	0.05	0.05	—	—%
Total general and administrative expense	$0.22	$0.20	$0.02	10%	$0.21	$0.21	$—	—%

Interest expense was $24.3 million in third quarter 2025 compared to $29.3 million in third quarter 2024. Interest expense was $80.2 million in first nine months 2025 compared to $89.5 million in first nine months 2024. The following table presents information about interest expense per mcfe for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Bank credit facility (a)	$0.02	$0.01	$0.01	100%	$0.01	$0.01	$—	—%
Senior notes	0.09	0.13	(0.04)	(31)%	0.11	0.13	(0.02)	(15)%
Amortization of deferred financing costs and other	0.01	—	0.01	100%	0.01	0.01	—	—%
Total interest expense	$0.12	$0.14	$(0.02)	(14)%	$0.13	$0.15	$(0.02)	(13)%
Average debt outstanding ($000)	$1,278,826	$1,718,644	$(439,818)	(26)%	$1,495,083	$1,750,394	$(255,311)	(15)%
Average interest rate (b)	7.3%	6.5%	0.8%	12%	6.8%	6.5%	0.3%	5%
(a)
Includes commitment fees.
(b)
Excludes deferred financing costs.

The decrease in interest expense for three and nine months ended September 30, 2025 compared to the same periods of 2024 was primarily due to lower average outstanding debt balances. In May 2025, we repaid the remaining principal balance of $606.5 million of our 4.875% senior notes due 2025 by utilizing cash on hand and borrowing on our credit facility. We had $129.0 million outstanding on the bank credit facility as of September 30, 2025 compared to no bank debt outstanding for the same period of 2024.

Depletion, depreciation and amortization (DD&A) expense was $93.8 million in third quarter 2025 compared to $91.1 million in third quarter 2024 and $275.9 million in first nine months 2025 compared to $265.9 million in first nine months 2024. This increase in both periods is due to a higher depletion rate combined with higher production volumes. Depletion expense, the largest component of DD&A expense, was $0.45 per mcfe in third quarter 2025 and first nine months 2025 compared to $0.44 per mcfe in the same periods of 2024. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
DD&A
Depletion and amortization	$0.45	$0.44	$0.01	2%	$0.45	$0.44	$0.01	2%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.46	$0.45	$0.01	2%	$0.46	$0.45	$0.01	2%

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

Brokered natural gas and marketing expense was $48.9 million in third quarter 2025 compared to $32.6 million in third quarter 2024 due to higher commodity prices combined with higher broker purchase volumes (volumes not related to our production). Brokered natural gas and marketing expense was $142.1 million in first nine months 2025 compared to $98.3 million in first nine months 2024 due to higher commodity prices slightly offset by lower broker purchase volumes (volumes not related to our production). The following table details our brokered natural gas and marketing net margin for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Brokered natural gas and marketing
Brokered natural gas sales	$41,602	$28,692	$124,438	$80,518
Brokered NGLs sales	758	660	2,289	4,847
Other marketing revenue	1,447	1,937	4,497	6,148
Brokered natural gas purchases and transportation	(44,695)	(28,990)	(130,522)	(85,092)
Brokered NGLs purchases	(683)	(494)	(2,048)	(4,415)
Other marketing expense	(3,504)	(3,104)	(9,498)	(8,780)
Net brokered natural gas and marketing net margin	$(5,075)	$(1,299)	$(10,844)	$(6,774)

Exploration expense was $8.1 million in third quarter 2025 compared to $7.3 million in third quarter 2024 mainly due to higher seismic costs. Exploration expense was $22.4 million in first nine months 2025 compared to $18.5 million in first nine months 2024 mainly due to higher delay rentals and seismic costs. The following table details our exploration expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
Exploration
Delay rentals and other	5,397	5,679	(282)	(5)%	16,056	13,313	2,743	21%
Seismic	$866	$54	$812	1,504%	$994	$79	$915	1,158%
Personnel expense	1,557	1,255	302	24%	4,376	4,114	262	6%
Stock-based compensation expense	285	346	(61)	(18)%	998	1,005	(7)	(1)%
Total exploration expense	$8,105	$7,334	$771	11%	$22,424	$18,511	$3,913	21%

Abandonment and impairment of unproved properties expense was $4.9 million in third quarter 2025 compared to $4.7 million in third quarter 2024. Abandonment and impairment of unproved properties expense was $16.3 million in first nine months 2025 compared to $8.6 million in first nine months 2024. Abandonment and impairment of unproved properties for third quarter 2025 and first nine months 2025 increased when compared to the same periods of 2024 due to higher than expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire. We also expect to strategically allow expirations in the future, as we believe certain acreage needed for our future development plans can be efficiently leased again prior to development.

Exit costs were $8.1 million in third quarter 2025 compared to $7.6 million in third quarter 2024. Exit costs were $25.5 million in first nine months 2025 compared to $28.1 million in first nine months 2024. These costs are associated with normal accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending through 2030.

Deferred compensation plan had a gain of $765,000 in third quarter 2025 compared to a gain of $1.9 million in third quarter 2024. Deferred compensation plan expense was $2.0 million in first nine months 2025 compared to an expense of $5.7 million in first nine months 2024. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense based on the number of vested shares in the plan at the time. The change in both periods is related to the change in Range stock price at the end of each period combined with fewer shares being held within the deferred compensation plan. The deferred compensation plan held 266,000 shares (258,000 vested shares) of Range common stock at September 30, 2025 compared to 813,000 shares (778,000 vested shares) at September 30, 2024.

Income tax expense was $39.0 million in third quarter 2025 compared to an expense of $15.6 million in third quarter 2024. Income tax expense was $116.2 million in first nine months 2025 compared to an expense of $15.1 million in first nine months 2024. The 2025 and 2024 effective tax rates were different than the statutory tax rates due to tax credits, state income taxes and equity compensation.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Commodity prices are the most significant factor impacting our revenues, net income, operating cash flows, and the amount of capital we have available to invest in our business, pay dividends and fund share or debt repurchases. Commodity prices have been and are expected to remain volatile. Our top priorities for using cash provided by operations are to fund our capital program, return capital to stockholders and reduce debt further over time. We currently believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future and across a wide range of commodity price scenarios. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Sources of cash and cash equivalents
Operating activities	$913,818	$726,624
Disposal of assets	161	273
Borrowing on credit facility	885,000	—
Other	35,144	60,062
Total sources of cash and cash equivalents	$1,834,123	$786,959

Uses of cash and cash equivalents
Additions to natural gas properties	$(433,415)	$(432,264)
Repayments on credit facility	(756,000)	—
Acreage purchases	(51,499)	(44,787)
Additions to field service assets	(2,036)	(1,371)
Repayment of senior notes	(608,699)	(69,846)
Treasury stock purchases	(176,613)	(44,136)
Dividends paid	(64,437)	(58,127)
Other	(45,739)	(70,952)
Total uses of cash and cash equivalents	$(2,138,438)	$(721,483)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first nine months 2025 were $913.8 million compared to $726.6 million in first nine months 2024. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. As of September 30, 2025, we have hedged more than 20% of our projected natural gas production for the remainder of 2025. Changes in working capital (as reflected in our consolidated statements of cash flows) for first nine months 2025 was a negative $41.8 million compared to a negative $49.8 million for first nine months 2024.

Borrowing on credit facility in first nine months 2025 was $885.0 million, of which approximately $447.0 million was utilized for the repayment of principal of our 4.875% senior notes due 2025 at its maturity date in May. Borrowings net of repayments on the credit facility for the first nine months 2025 brought the credit facility balance to $129.0 million as of September 30, 2025.

Uses of Cash and Cash Equivalents

Additions to natural gas properties for first nine months 2025 were consistent with expectations relative to our announced 2025 capital budget.

Repayment of senior notes for first nine months 2025 includes the payoff of principal of our 4.875% senior notes due 2025 at its maturity date through utilization of cash and borrowing on our credit facility.

Treasury stock purchases for first nine months 2025 include the repurchase and settlement of 4.9 million shares for a total of $176.6 million (excluding cost of 1% excise tax) as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Our main sources of liquidity are cash on hand, internally generated cash flow from operations, our bank credit facility and capital market transactions. At September 30, 2025, we had approximately $1.2 billion of liquidity consisting of $175,000 of cash on hand and $1.2 billion available under our bank credit facility. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

We expect our 2025 capital program to be funded by cash flows from operations. During the nine months ended September 30, 2025, we generated $913.8 million of cash flows from operating activities.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of September 30, 2025, we had a balance of $129.0 million on our credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $1.5 billion. We had undrawn letters of credit of $165.2 million as of September 30, 2025, which reduced our borrowing capacity under our bank credit facility.

The borrowing base is subject to regular, semi-annual re-determinations and is dependent on a number of factors but primarily the lenders' assessment of our future cash flows. On October 2, 2025, we entered into an amended and restated revolving bank credit facility, which continues to be secured by substantially all of our assets and has a maturity date of October 2, 2030. This amended credit facility maintained a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion, and increased bank commitments from $1.5 billion to $2.0 billion.

We currently must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that we maintain certain financial ratios (as defined in our bank credit facility agreement). We were in compliance with all such covenants at September 30, 2025.

Capital Requirements

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first nine months 2025, we used operating cash flows to fund $487.0 million of capital expenditures as reported in our consolidated statement of cash flows within investing activities. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

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

Cash Dividend Payments

On August 29, 2025, our board of directors announced the approval of a dividend of $0.09 per share payable on September 26, 2025, to stockholders of record at the close of business on September 12, 2025. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the board of directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Stock Repurchase Program

Our total remaining share repurchase authorization was approximately $839.5 million at September 30, 2025.

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

Interest Rates

At September 30, 2025, we had approximately $1.1 billion of senior notes which bore interest at fixed rates averaging 6.7%. Bank debt totaling $129.0 million bears interest at a floating rate, which was 6.0% at September 30, 2025.

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

Market Risk

We are exposed to market risks related to natural gas, NGLs and oil prices, which are difficult to predict. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are influenced by the complex dynamics of supply and demand that exist in the global energy markets. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2024 proved reserves are natural gas and 1% of proved reserves are oil. In addition, a portion of our NGLs, which are 35% of proved reserves, are also impacted by changes in oil and natural gas prices. At times, we are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2024 to September 30, 2025.

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

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price (or a fixed percentage of a price) for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). At September 30, 2025, our derivative program includes swaps, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, was an asset of $70.5 million as of September 30, 2025. These contracts expire monthly through December 2027. For additional information on our derivative contracts, see Note 7 to the accompanying consolidated financial statements.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a liability of $12.9 million at September 30, 2025, and they settle through December 2029.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices at September 30, 2025. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$50,101	$(77,829)	$(194,573)	$77,829	$194,573
Three-way collars	23,212	(12,231)	(32,048)	10,815	23,907
Basis swaps	(12,850)	10,606	26,514	(10,606)	(26,514)
Swaptions	(2,824)	(15,824)	(51,768)	2,776	2,824

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. At September 30, 2025, our derivative counterparties include fourteen financial institutions, of which ten are secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

At September 30, 2025, we had total debt of approximately $1.2 billion. Our outstanding debt includes $1.1 billion senior notes based on fixed interest rates. As this represents approximately 90% of our total debt balance, we do not have significant exposure to movements in market interest rates. Our bank credit facility provides for variable interest rate borrowings, which had a balance of $129.0 million as of September 30, 2025 and incurred interest at a rate of 6.0% at September 30, 2025. The 30-day SOFR rate at September 30, 2025 was approximately 4.1%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on September 30, 2025 would result in approximately $1.3 million in additional annual interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019, our board of directors authorized a common stock repurchase program. In 2022, our board of directors increased the authorization under the program. Shares repurchased as of September 30, 2025 are held as treasury stock and we have approximately $839.5 million of remaining authorization under the program. These repurchases are based on trade date, although certain purchases may not have settled until the following month.

Purchases of our common stock during third quarter 2025 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
July 2025	650,000	$37.38	650,000	$871,441,667
August 2025	445,000	$34.02	445,000	$856,301,930
September 2025	485,711	$34.62	485,711	$839,485,000
	1,580,711		1,580,711
(a)
Includes any customary fees and commissions associated with the share repurchases, but excludes 1% excise tax.

ITEM 5. OTHER INFORMATION

During third quarter 2025, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit index

		Incorporated by Reference (File No. 001-12209)
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1.1	05/05/2004

3.1.1	First Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/28/2005

3.1.2	Second Amendment to Restated Certificate of Incorporation of Range Resources Corporation	10-Q	3.1	07/24/2008

3.1.3	Third Amendment to Restated Certificate of Incorporation of Range Resources Corporation	8-K	3.1	05/08/2024

3.2	Amended and Restated By-laws of Range Resources Corporation	8-K	3.1	05/19/2016

10.1	Eighth Amended and Restated Credit Agreement, dated October 2, 2025, among Range Resources Corporation, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and Letter of Credit Issuer, and each other Letter of Credit Issuer or Lender from time to time party thereto.	8-K	10.1	10/02/2025

31.1*	Certification of Chief Executive Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Range Resources Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and President of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of Range Resources Corporation Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS*	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* **	Filed herewith Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2025

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: October 28, 2025

RANGE RESOURCES CORPORATION

By:	/s/ ASHLEY S. KAVANAUGH
Ashley S. Kavanaugh
Vice President – Controller and Principal Accounting Officer