Form 10-Q
period 2026-06-30
RANGE RESOURCES CORP
filed 2026-07-21
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☑

233,679,515 shares of common stock were outstanding on July 17, 2026.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended June 30, 2026

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry-specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2025 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$247	$204
Accounts receivable, less allowance for doubtful accounts of $248 and $248	289,973	358,687
Derivative assets	95,831	53,645
Prepaid assets	12,704	9,930
Other current assets	19,578	22,014
Total current assets	418,333	444,480
Derivative assets	27,512	15,752
Natural gas, NGLs and oil properties, net (successful efforts method)	6,878,562	6,708,366
Other property and equipment, net	11,703	4,935
Operating lease right-of-use assets	147,179	173,477
Other assets	78,654	74,938
Total assets	$7,561,943	$7,421,948

Liabilities
Current liabilities:
Accounts payable	$193,597	$164,352
Asset retirement obligations	1,173	1,173
Accrued liabilities	299,770	322,102
Deferred compensation liabilities	5,161	5,775
Accrued interest	12,696	31,934
Derivative liabilities	2,141	1,196
Operating lease liabilities	56,400	58,778
Divestiture contract obligation	73,901	75,842
Total current liabilities	644,839	661,152
Bank debt, net of unamortized debt issuance costs	370,889	106,700
Senior notes, net of unamortized debt issuance costs	496,196	1,091,634
Deferred tax liabilities	838,000	701,601
Derivative liabilities	1,246	2,363
Deferred compensation liabilities	70,941	68,635
Operating lease liabilities	93,072	115,515
Asset retirement obligations and other liabilities	158,802	153,081
Divestiture contract obligation	179,209	202,586
Total liabilities	2,853,194	3,103,267
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 269,589,292 issued as of June 30, 2026 and 268,573,212 shares as of December 31, 2025	2,696	2,686
Common stock held in treasury, at cost, 35,915,000 shares as of June 30, 2026 and 33,115,000 shares as of December 31, 2025	(852,633)	(746,486)
Additional paid-in capital	5,978,163	5,971,258
Accumulated other comprehensive income	401	424
Retained deficit	(419,878)	(909,201)
Total stockholders' equity	4,708,749	4,318,681
Total liabilities and stockholders’ equity	$7,561,943	$7,421,948

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues and other income:
Natural gas, NGLs and oil sales	$702,087	$666,638	$1,712,339	$1,458,558
Derivative fair value income (loss)	73,540	154,747	40,111	(4,210)
Brokered natural gas, NGLs and marketing	57,496	33,009	114,725	87,417
Other income	448	1,881	566	5,064
Total revenues and other income	833,571	856,275	1,867,741	1,546,829
Costs and expenses:
Direct operating	27,791	23,120	56,465	48,493
Transportation, gathering, processing and compression	316,812	304,714	640,141	610,823
Taxes other than income	6,926	7,835	12,749	14,822
Brokered natural gas, NGLs and marketing	59,337	34,985	117,460	93,186
Exploration	6,498	7,928	12,528	14,319
Abandonment and impairment of unproved properties	4,561	6,781	8,458	11,355
General and administrative	47,707	42,146	93,058	83,837
Exit costs	9,569	8,502	16,519	17,399
Deferred compensation plan	(1,756)	(88)	787	2,791
Interest	14,417	26,796	33,836	55,957
Loss (gain) on early extinguishment of debt	—	—	12,344	(3)
Depletion, depreciation and amortization	93,082	91,514	181,608	182,073
Total costs and expenses	584,944	554,233	1,185,953	1,135,052

Income before income taxes	248,627	302,042	681,788	411,777
Income tax expense:
Current	2,629	4,645	8,430	6,645
Deferred	50,675	59,819	136,405	70,502
	53,304	64,464	144,835	77,147
Net income	$195,323	$237,578	$536,953	$334,630

Net income per common share:
Basic	$0.83	$0.99	$2.28	$1.40
Diluted	$0.83	$0.99	$2.27	$1.39

Dividends declared per share	$0.10	$0.09	$0.20	$0.18

Weighted average common shares outstanding:
Basic	234,739	238,187	234,893	239,106
Diluted	236,210	239,717	236,348	240,772

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$195,323	$237,578	$536,953	$334,630
Other comprehensive (loss) income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	(14)	(18)	(29)	(36)
Income tax expense	3	3	6	7
Total comprehensive income	$195,312	$237,563	$536,930	$334,601

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$536,953	$334,630
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	136,405	70,502
Depletion, depreciation and amortization	181,608	182,073
Abandonment and impairment of unproved properties	8,458	11,355
Derivative fair value (income) loss	(40,111)	4,210
Cash settlements on derivative financial instruments	(14,007)	36,039
Divestiture contract obligation, including accretion	16,519	17,399
Amortization of debt issuance costs and other	2,190	2,144
Deferred and stock-based compensation	25,823	26,130
Gain on the sale of assets	(29)	(164)
Loss (gain) on early extinguishment of debt	12,344	(3)
Changes in working capital:
Accounts receivable	68,779	68,064
Other current assets	(85)	(8,510)
Accounts payable	6,322	9,158
Accrued liabilities and other	(87,018)	(86,754)
Net cash provided from operating activities	854,151	666,273
Investing activities:
Additions to natural gas, NGLs and oil properties	(331,205)	(279,990)
Additions to field service assets and other	(7,407)	(1,100)
Acreage purchases	(16,192)	(36,443)
Proceeds from disposal of assets	58	149
Purchases of marketable securities held by the deferred compensation plan	(6,472)	(17,870)
Proceeds from the sales of marketable securities held by the deferred compensation plan	8,288	22,929
Net cash used in investing activities	(352,930)	(312,325)
Financing activities:
Borrowings on credit facility	1,725,000	447,000
Repayments on credit facility	(1,462,000)	(322,000)
Repayment of senior notes	(608,250)	(608,699)
Dividends paid	(47,466)	(43,084)
Treasury stock purchases	(105,476)	(120,358)
Taxes paid for employee shares withheld	(20,926)	(21,361)
Change in cash overdrafts	15,803	(1,937)
Proceeds from the sales of common stock held by the deferred compensation plan	2,137	12,135
Net cash used in financing activities	(501,178)	(658,304)
Increase (decrease) in cash and cash equivalents	43	(304,356)
Cash and cash equivalents at beginning of period	204	304,490
Cash and cash equivalents at end of period	$247	$134

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2025	268,573	$2,686	(33,115)	$(746,486)	$5,971,258	$424	$(909,201)	$4,318,681
Issuance of common stock	961	10	—	—	(19,450)	—	—	(19,440)
Issuance of common stock upon vesting of TSRs	3	—	—	—	225	—	(225)	—
Stock-based compensation expense	—	—	—	—	12,430	—	—	12,430
Dividends ($0.10 per share)	—	—	—	—	—	—	(23,771)	(23,771)
Treasury stock repurchased	—	—	(800)	(27,124)	—	—	—	(27,124)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	—	341,630	341,630
Balance as of March 31, 2026	269,537	$2,696	(33,915)	$(773,610)	$5,964,463	$412	$(591,567)	$4,602,394
Issuance of common stock	52	—	—	—	1,563	—	—	1,563
Stock-based compensation expense	—	—	—	—	12,137	—	—	12,137
Dividends ($0.10 per share)	—	—	—	—	—	—	(23,634)	(23,634)
Treasury stock repurchased	—	—	(2,000)	(78,352)	—	—	—	(78,352)
Excise tax on stock repurchases	—	—	—	(671)	—	—	—	(671)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net income	—	—	—	—	—	—	195,323	195,323
Balance as of June 30, 2026	269,589	$2,696	(35,915)	$(852,633)	$5,978,163	$401	$(419,878)	$4,708,749

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2024	267,435	$2,674	(26,766)	$(513,941)	$5,927,893	$611	$(1,480,580)	$3,936,657
Issuance of common stock	1,047	11	—	—	(16,356)	—	—	(16,345)
Issuance of common stock upon vesting of TSRs	6	—	—	—	350	—	(350)	—
Stock-based compensation expense	—	—	—	—	11,644	—	—	11,644
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,752)	(21,752)
Treasury stock repurchased	—	—	(1,826)	(67,477)	—	—	—	(67,477)
Excise tax on stock repurchases	—	—	—	(404)	—	—	—	(404)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	97,052	97,052
Balance as of March 31, 2025	268,488	$2,685	(28,592)	$(581,822)	$5,923,531	$597	$(1,405,630)	$3,939,361
Issuance of common stock	65	1	—	—	13,821	—	—	13,822
Stock-based compensation expense	—	—	—	—	10,947	—	—	10,947
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,601)	(21,601)
Treasury stock issuance - Rabbi Trust	—	—	1	39	(39)	—	—	-
Treasury stock repurchased	—	—	(1,454)	(52,881)	—	—	—	(52,881)
Excise tax on stock repurchases	—	—	—	(517)	—	—	—	(517)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	237,578	237,578
Balance as of June 30, 2025	268,553	$2,686	(30,045)	$(635,181)	$5,948,260	$582	$(1,189,653)	$4,126,694

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

During interim periods, the Company follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 (the "Form 10-K"). The balance sheet as of June 30, 2026 and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the periods ended June 30, 2026 and 2025 are unaudited and should be read in conjunction with the Notes to the Consolidated Financial Statements and information presented in the Form 10-K. In management's opinion, the accompanying consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All adjustments are of a normal recurring nature unless otherwise disclosed. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(2) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

All of the Company's revenues from contracts with customers have title transfer in the United States ("U.S.") and are recognized at the point in time when control is transferred to the customer and collectability is reasonably assured. Accounts receivable attributable to our revenue contracts with customers was $284.2 million as of June 30, 2026 and $354.9 million as of December 31, 2025. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Natural gas sales	$339,796	$397,955	$1,043,877	$888,332
NGLs sales	312,822	238,034	572,054	513,688
Oil sales	49,469	30,649	96,408	56,538
Total natural gas, NGLs and oil sales	702,087	666,638	1,712,339	1,458,558
Sales of purchased natural gas	53,858	31,751	106,735	82,836
Sales of purchased NGLs	1,427	(236)	3,694	1,531
Other marketing revenue	2,211	1,494	4,296	3,050
Total	$759,583	$699,647	$1,827,064	$1,545,975

(3) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For the three and six months ended June 30, 2026, our overall effective tax rate was not materially different than the federal statutory rate. For the three and six months ended June 30, 2025, our overall effective tax rate was lower than the federal statutory rate due primarily to tax credits, state income taxes and equity compensation. Our current income taxes reflect estimated state and federal income taxes due for 2026 which are based on our estimated earnings, taking into account all applicable tax rates and laws.

(4) NET INCOME PER COMMON SHARE

The following sets forth a reconciliation of net income to basic net income attributable to common shareholders to diluted net income attributable to common shareholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income, as reported	$195,323	$237,578	$536,953	$334,630
Participating earnings (a)	(205)	(614)	(586)	(948)
Basic net income attributed to common shareholders	195,118	236,964	536,367	333,682
Reallocation of participating earnings (a)	1	4	3	6
Diluted net income attributed to common shareholders	$195,119	$236,968	$536,370	$333,688
Net income per common share:
Basic	$0.83	$0.99	$2.28	$1.40
Diluted	$0.83	$0.99	$2.27	$1.39
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

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding – basic	234,739	238,187	234,893	239,106
Effect of dilutive securities:
Director and employee restricted stock and performance-based equity awards	1,471	1,530	1,455	1,666
Weighted average common shares outstanding – diluted	236,210	239,717	236,348	240,772

Weighted average common shares outstanding – basic for second quarter 2026 excludes 247,000 shares of restricted stock held in our deferred compensation plan compared to 617,000 shares in second quarter 2025 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding – basic for first six months 2026 excludes 257,000 shares of restricted stock held in our deferred compensation plan compared to 679,000 shares in first six months 2025. For the three months ended June 30, 2025, equity grants of 2,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. For the six months ended June 30, 2025, equity grants of 1,000 shares were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. There were no anti-dilutive shares for the three or six months ended June 30, 2026.

(5) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands):

	June 30, 2026	December 31, 2025
Bank debt	$381,000	$118,000
Senior notes:
8.25% senior notes due 2029	—	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	500,000	1,100,000
Unamortized debt issuance costs	(13,915)	(19,666)
Total debt, net of debt issuance costs	867,085	1,198,334

No interest was capitalized during the six months ended June 30, 2026 or the year ended December 31, 2025. We were in compliance with applicable covenants under the bank credit facility and our senior notes as of June 30, 2026.

Bank Debt

In October 2025, we entered into an amended and restated revolving bank facility (which we refer to as our bank debt or our bank credit facility) which is secured by substantially all of our assets and has a maturity date of October 2, 2030. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion and bank commitments totaling $2.0 billion. The bank credit facility is subject to annual re-determinations and event-driven unscheduled re-determinations. As of June 30, 2026, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any part of the base rate loans to SOFR loans. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. As of June 30, 2026, the commitment fee was 0.375% and the interest rate margin was 0.75% on our ABR loans and 1.75% on our SOFR loans. The weighted average interest rate was 5.4% for the three months ended June 30, 2026 and 5.6% for the six months ended June 30, 2026 compared to 6.4% for the three and six month periods ended June 30, 2025.

As part of our re-determination completed in March 2026, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $2.0 billion. On June 30, 2026, bank commitments totaled $2.0 billion and we had $381.0 million outstanding on our bank credit facility. Additionally, on June 30, 2026, we had $165.1 million of undrawn letters of credit, leaving approximately $1.5 billion of committed borrowing capacity available under the facility.

Senior Notes

In January 2026, we fully redeemed the principal balance of our 8.25% senior notes due 2029 at 101.375% of par by borrowing on our bank credit facility. We recognized a loss on early extinguishment of debt of $12.3 million including the expense of the remaining unamortized debt issuance costs on the 8.25% senior notes.

During the six months ended June 30, 2025, we repurchased in the open market $2.2 million principal amount of our 4.875% senior notes due 2025 at a discount. We recognized a gain on early extinguishment of debt of $3,000 net of the remaining unamortized debt issuance costs on the repurchased debt. In May 2025, we redeemed the remaining principal balance of our 4.875% senior notes due 2025 at par by utilizing cash on hand and by borrowing on our bank credit facility.

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

(6) ASSET RETIREMENT OBLIGATIONS

Activity related to our liability for plugging and abandonment costs for the six months ended June 30, 2026 and the year ended December 31, 2025 is as follows (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning of period	$148,952	$133,767
Liabilities incurred	1,599	3,778
Liabilities settled	(71)	(865)
Accretion expense	4,196	7,683
Change in estimate	—	4,589
End of period	154,676	148,952
Less current portion	(1,173)	(1,173)
Long-term asset retirement obligations	$153,503	$147,779

(7) DERIVATIVE ACTIVITIES

The following table sets forth our commodity-based derivative volumes by year as of June 30, 2026, excluding our basis swaps which are discussed separately below. All fair values presented in the table below utilize Level 2 inputs except for C3 (propane) collars, which utilize Level 3 inputs. All fair market values ("FMV") are presented in thousands:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price				FMV
			Swap	Sold Put	Floor	Ceiling
Natural Gas (a)
Jul - Dec 2026	Swaps	300,000 Mmbtu/day	$4.06				$37,209
Jul - Dec 2026	Three-way Collars	333,424 Mmbtu/day		$2.74	$3.70	$5.05	$24,781
2027	Swaps	270,000 Mmbtu/day	4.05				$55,648
2027	Three-way Collars	80,000 Mmbtu/day		$3.00	$4.00	$4.75	$10,382
2028	Collars	20,000 Mmbtu/day			$3.50	$4.50	$1,104
2028	Three-way Collars	90,000 Mmbtu/day		$2.50	$3.50	$4.50	$232

Oil
Jul - Sep 2026	Three-way Collars	5,000 bbls/day		$55.00	$65.00	$77.63	$109

NGLs - C3 (propane)
Jul - Sep 2026	C3 Swaps	4,000 bbls/day	$32.13				$899
Oct - Dec 2026	C3 Collars	4,000 bbls/day			$31.50	$35.70	$882
(a)
We also sold natural gas call swaptions of 50,000 Mmbtu/day for 2028 at a weighted average price of $4.00/Mmbtu that expire in December 2026. The fair value of these contracts as of June 30, 2026, which utilizes Level 3 inputs, was a derivative liability of $657,000.

Basis Swap Contracts

In addition to the commodity derivatives described above, as of June 30, 2026, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle through December 2030 and include a total volume of 135,187,500 Mmbtu. The fair value of these contracts was a liability of $10.6 million as of June 30, 2026.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of June 30, 2026 and December 31, 2025 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

	June 30, 2026	December 31, 2025
Derivative assets:
Gross amounts of recognized assets	$151,970	$87,458
Gross amounts offset in the consolidated balance sheets	(28,627)	(18,061)
Net amounts of assets presented in the consolidated balance sheets	$123,343	$69,397

	June 30, 2026	December 31, 2025
Derivative (liabilities):
Gross amounts of recognized (liabilities)	$(32,014)	$(21,620)
Gross amounts offset in the consolidated balance sheets	28,627	18,061
Net amounts of (liabilities) presented in the consolidated balance sheets	$(3,387)	$(3,559)

Derivative Fair Value Income (Loss)

The effects of our derivatives on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Natural gas derivatives	$65,650	$148,863	$59,348	$(9,474)
NGLs derivatives	4,573	3,289	(5,409)	2,325
Oil derivatives	3,317	2,595	(13,828)	2,939
Total derivative fair value income (loss)	$73,540	$154,747	$40,111	$(4,210)

(8) FAIR VALUE MEASUREMENTS

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information on the fair value hierarchy, refer to Note 2 of the Notes to the Consolidated Financial Statements in the Form 10-K. As of June 30, 2026, a portion of our natural gas derivative instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed price swaps. As of June 30, 2026, we used a weighted average implied volatility of 14% for natural gas swaptions. As of June 30, 2026, we also utilized collars for propane that include unobservable inputs due to lack of published volatility data and used a weighted average implied volatility of 36% for these collars. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Six Months Ended June 30, 2026
Balance as of December 31, 2025	$(603)
Additions	225
Settlements	603
Balance as of June 30, 2026	$225

The following presents the carrying amounts and the fair values and hierarchy of our financial instruments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives (a)	$123,343	$123,343	$69,397	$69,397
Marketable securities (b)	69,218	69,218	65,436	65,436
(Liabilities):
Commodity derivatives (a)	(3,387)	(3,387)	(3,559)	(3,559)
Bank credit facility (c)	(381,000)	(381,000)	(118,000)	(118,000)
8.25% senior notes due 2029 (c)	—	—	(600,000)	(609,186)
4.75% senior notes due 2030 (c)	(500,000)	(488,255)	(500,000)	(493,895)
Deferred compensation plan (d)	(76,102)	(76,102)	(74,410)	(74,410)

(a)
Fair values for commodity derivatives utilize Level 2 inputs with the exception of swaptions and propane collars, which utilize Level 3 inputs. Fair value of swaption contracts as of June 30, 2026 was a derivative liability of $657,000 and the fair value of propane collars as of June 30, 2026 was a derivative asset of $882,000.
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

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Our allowance for uncollectible receivables was $248,000 as of June 30, 2026 and $248,000 as of December 31, 2025. Non-financial liabilities initially measured at fair value include asset retirement obligations, operating lease liabilities and the divestiture contract obligation that we incurred in conjunction with the sale of our North Louisiana assets.

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges for first six months 2026 or 2025.

Concentrations of Credit Risk

As of June 30, 2026, our primary concentrations of credit risk are the risk of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. As of June 30, 2026, our derivative counterparties included sixteen financial institutions, of which eleven were secured lenders in our bank credit facility. As of June 30, 2026, our net derivative position includes an aggregate net payable of $2.1 million to two counterparties not included in our bank credit facility and an aggregate net receivable of $6.5 million from three counterparties not included in our bank credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct operating expense	$518	$504	$1,064	$1,041
Brokered natural gas, NGLs and marketing expense	717	802	1,601	1,642
Exploration expense	386	366	720	713
General and administrative expense	10,471	9,326	21,096	19,437
Total stock-based compensation expense	$12,092	$10,998	$24,481	$22,833

The mark-to-market adjustment of the liability related to the restricted stock Liability Awards held in our deferred compensation plan as recorded in deferred compensation plan expense on our consolidated statements of income is directly tied to the change in our stock price and not directly related to functional expenses and, therefore, is not allocated to the functional categories above.

Time-based - Equity Awards ("Equity Awards"). These awards are expensed ratably over the service period associated with the awards based on fair value. Fair value is based on prevailing market price on the date of grant and is expensed over a service period up to three years. We recorded compensation expense for these outstanding Equity Awards of $20.2 million in first six months 2026 compared to $19.4 million in the same period of 2025.

Time-based - Liability Awards ("Liability Awards"). There have been no significant grants since 2022, and we have no compensation expense recorded for these awards in 2026. Liability Awards were historically contributed into the deferred compensation plan (see further discussion below).

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

Beginning in 2026, we granted performance awards that include (i) "relative" TSR units that will have payouts determined based on our total shareholder return relative to a peer group at the end of the performance period, which are similar to TSR grants made historically and (ii) "absolute" TSR units that will have payouts determined based on total shareholder return targets of our common stock for the performance period. We recorded compensation expense for TSR Awards of $4.0 million in first six months 2026 compared to $2.8 million in the same period of 2025. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved. The following assumptions were used to estimate the fair value of the TSR Awards granted during first six months 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.5%	4.2%
Expected annual volatility	35%	46%
Grant date fair value per unit - relative TSR units	$40.46	$44.39
Grant date fair value per unit - absolute TSR units	$38.47	$—

Equity Award Summary

The following is a summary of the activity for our time-based and performance-based stock awards for the six months ended June 30, 2026:

	Time-Based Equity Awards		Performance-Based Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,104,628	$36.37	620,208	$35.13
Granted	1,174,695	35.96	236,122	39.79
Vested	(578,166)	34.99	(145,747)	26.86
Forfeited	(13,692)	36.41	—	—
Outstanding as of June 30, 2026	1,687,465	$36.56	710,583	$38.37
(a)
Amounts granted reflect performance units granted. The actual payout will be between zero and 200% depending on achievement of the total stockholder return compared to our peers over the performance period and our absolute shareholder return ranking.

Deferred Compensation Plan

The assets of our deferred compensation plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is accounted for as Liability Awards and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. The Rabbi Trust held 199,000 shares (187,000 vested shares) of Range common stock as of June 30, 2026 compared to 266,000 shares (258,000 vested shares) as of December 31, 2025.

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in the changes in our deferred compensation assets and liabilities on the accompanying consolidated balance sheets. For second quarter 2026, interest and dividends were $123,000 and the mark-to-market gain was $6.8 million compared to interest and dividends of $202,000 and a mark-to-market gain of $4.2 million in second quarter 2025. For first six months 2026, interest and dividends were $229,000 and the mark-to-market gain was $5.0 million compared to interest and dividends of $335,000 and a mark-to-market gain of $3.3 million in first six months 2025.

(10) CAPITAL STOCK

Treasury Stock

In February 2026, our Board of Directors approved an increase to our existing stock repurchase program to an aggregate $1.5 billion. Our total remaining share repurchase authorization was approximately $1.4 billion as of June 30, 2026. In second quarter 2026, we repurchased 2.0 million shares at an aggregate cost of $78.4 million ($79.0 million including the 1% excise tax). In first six months 2026 we repurchased 2.8 million shares at an aggregate cost of $105.5 million ($106.1 million including the 1% excise tax). The following is a schedule of the change in treasury shares based on settlement date for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Beginning balance	33,915,000	33,115,000
Shares repurchased	2,000,000	2,800,000
Ending balance	35,915,000	35,915,000

(11) EXIT COSTS

In third quarter 2020, the Company sold its North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In first six months 2026, we recorded accretion expense of $13.7 million compared to $17.4 million in the same period of the prior year. In second quarter 2026, we recorded a net adjustment of $2.9 million to increase this obligation for a change in expected throughput volumes.

The following details the accrued exit cost liability activity for the six months ended June 30, 2026 (in thousands):

Exit Costs
Balance as of December 31, 2025	$278,428
Accretion of discount	13,669
Changes in estimate	2,850
Payments	(41,837)
Balance as of June 30, 2026	$253,110

(12) SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided from operating activities included:
Federal income taxes paid to taxing authorities	$(3,700)	$(3,800)
State income taxes paid to taxing authorities (a)	(5,400)	(3,300)
Interest paid	(51,379)	(58,235)
Non-cash investing activities included:
Increase in asset retirement costs capitalized	1,599	2,327
Increase (decrease) in accrued capital expenditures	4,220	(16,670)
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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of June 30, 2026, liabilities for remediation were not material. We are not aware of any environmental claims existing as of June 30, 2026 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Transportation, Gathering and Processing Contracts

In first six months 2026, our firm transportation, gathering and processing minimum commitments over the next 20 years increased by approximately $1.1 billion from December 31, 2025, primarily due to the addition of natural gas transportation capacity through 2041 that started in June 2026. This commitment was previously disclosed as contingent on construction completion.

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

We believe these wells exhibit sufficient quantities of natural gas to justify future development. The remaining suspended well requires completion activities and infrastructure expansion in order to classify the reserves as proved. The following table reflects the changes in capitalized exploratory well costs for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
	(in thousands)
Balance at beginning of period	$19,292	$12,569
Additions to capitalized exploratory well costs pending proved reserves determination	9,883	6,723
Reclassifications to development cost based on determination of proved reserves	(22,332)	—
Capitalized exploratory well costs, charged to expense	—	—
Balance at end of period	$6,843	$19,292
Less exploratory well costs capitalized for one year or less	$—	$—
Exploratory well costs capitalized for more than one year	$6,843	$19,292
Number of projects with exploratory well costs capitalized for more than one year	1	2

(15) NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	June 30, 2026	December 31, 2025
	(in thousands)
Natural gas, NGLs and oil properties:
Properties subject to depreciation, depletion and amortization	$11,978,092	$11,635,187
Unproved properties	836,471	832,757
Total	12,814,563	12,467,944
Accumulated depletion and depreciation	(5,936,001)	(5,759,578)
Net capitalized costs	$6,878,562	$6,708,366
(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (b)

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
	(in thousands)
Acquisitions:
Acreage purchases	$12,962	$51,802
Development	337,664	601,326
Exploration:
Drilling	32	6,723
Expense	11,808	28,824
Stock-based compensation expense	720	1,355
Pipeline and facilities:
Development	3,267	8,860
Subtotal	366,453	698,890
Asset retirement obligations	1,599	8,367
Total costs incurred	$368,052	$707,257

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

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large hydrocarbon producing nations; the Russia-Ukraine war; military action in the Middle East and flows of energy commodities through the Strait of Hormuz; global inventories of natural gas, NGLs and oil; future U.S. infrastructure investment; future monetary and fiscal policy; tariffs and their impacts on global trade and energy demand; and governmental policies aimed at the energy sector, including those focused on transitioning towards lower carbon energy. We expect prices for the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the global energy markets. In first six months 2026, average natural gas prices increased primarily due to increased demand from winter weather and liquefied natural gas ("LNG") export growth. Longer-term natural gas futures prices remain constructive based on market expectations of continued LNG export expansion and increasing global power demand, while associated gas-related activity in oil basins and dry gas basin activity are expected to show modest rates of growth due to infrastructure constraints, moderated reinvestment rates and inventory deterioration. In addition, the global energy shortage experienced in recent years and geopolitical disruptions of energy flows from key producing regions further highlighted the need for affordable and reliable fuel sources, supporting continued strong structural demand growth for U.S. LNG exports, as well as domestic electricity generation. Other factors such as supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace of changes in global monetary policy may impact global demand for natural gas, NGLs and oil. We continue to assess and monitor the impact of these factors on our business and operations.

Benchmarks decreased for natural gas and increased for NGLs and oil in second quarter 2026 when compared to the same period of the prior year. Benchmarks increased for natural gas and oil and decreased for NGLs in first six months 2026 when compared to the same period of the prior year.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$2.89	$3.44	$3.91	$3.55
Oil (per bbl)	93.58	63.72	82.66	66.96
Mont Belvieu NGLs composite (per gallon) (b)	0.61	0.55	0.57	0.59
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

Consolidated Results of Operations

Overview of Second Quarter 2026 Results

In second quarter 2026, we experienced an increase in revenue from the sale of natural gas, NGLs and oil compared to the same quarter of 2025, due to a 2% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) combined with a 5% increase in total production.

During second quarter 2026, we recognized net income of $195.3 million, or $0.83 per diluted common share compared to net income of $237.6 million, or $0.99 per diluted common share during second quarter 2025. The lower net income in second quarter 2026 compared to second quarter 2025 is primarily due to lower derivative fair value income.

Our second quarter 2026 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 5% from the same period of 2025 due to a 1% increase in average realized prices (before cash settlements on our derivatives) combined with a 5% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 6% from the same period of 2025;
•
direct operating expense per mcfe increased to $0.13 during second quarter 2026 compared to $0.11 during the same period of 2025, primarily due to higher water hauling, labor costs and workovers;
•
transportation, gathering, processing and compression per mcfe remained flat at $1.52 in second quarter 2026 compared to the same period of 2025;
•
general and administrative expense per mcfe increased to $0.23 in second quarter 2026 compared to $0.21 in the same period of 2025, primarily due to higher employee-related costs and legal expense; and
•
interest expense per mcfe decreased 46% from the same period of 2025 due to lower debt balances and lower interest rates.

Second quarter 2026 also included the following returns of capital and balance sheet highlights:

•
repurchased $78.4 million (2.0 million shares) of our common stock;
•
paid $23.6 million of dividends, an 11% higher dividend of $0.10 per share compared to $0.09 per share in the same period of 2025; and
•
maintained substantial liquidity with $1.5 billion available under our credit facility.

We generated $235.0 million of cash from operating activities in second quarter 2026, a decrease of $101.2 million from second quarter 2025, primarily due to timing and working capital changes.

Overview of First Six Months 2026 Results

In first six months 2026, we experienced an increase in revenue from the sale of natural gas, NGLs and oil compared to the same period of 2025 due to a 17% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and a 2% increase in total production.

During first six months 2026, we recognized net income of $537.0 million, or $2.27 per diluted common share compared to net income of $334.6 million, or $1.39 per diluted common share during the same period 2025. The higher net income in first six months 2026 compared to first six months 2025 is primarily due to increased realized prices combined with an increase in production.

Our first six months 2026 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 17% from the same period of 2025 due to a 15% increase in average realized prices (before cash settlements on our derivatives) combined with a 2% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 14% from the same period of 2025;
•
direct operating expense per mcfe increased to $0.14 in first six months 2026 compared to $0.12 the same period of 2025, primarily due to higher water hauling, labor costs and workovers;
•
transportation, gathering, processing and compression per mcfe increased to $1.57 in first six months 2026 compared to $1.53 in the same period of 2025, primarily due to an increase in processing and electricity costs;
•
general and administrative expense per mcfe increased to $0.23 in first six months 2026 compared to $0.21 in the same period of 2025, primarily due to higher employee-related costs, software costs and legal expense; and
•
interest expense per mcfe decreased 43% from the same period of 2025 due to lower debt balances and lower interest rates.

First six months 2026 also included the following returns of capital and balance sheet highlights:

•
repurchased $105.5 million (2.8 million shares) of our common stock;
•
paid $47.5 million of dividends, increasing per share dividend by 11% to a cumulative $0.20 per share compared to $0.18 per share in the same period of 2025;
•
reduced our higher interest rate debt by redeeming $600 million principal balance of our 8.25% senior notes due 2029 by utilizing borrowings under the credit facility, while retaining $1.5 billion in available liquidity under our credit facility.

We generated $854.2 million of cash from operating activities in first six months 2026, an increase of $187.9 million from first six months 2025, which reflects the impact of higher realized prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Natural gas, NGLs and oil sales
Natural gas	$339,796	$397,955	$(58,159)	(15)%	$1,043,877	$888,332	$155,545	18%
NGLs	312,822	238,034	74,788	31%	572,054	513,688	58,366	11%
Oil	49,469	30,649	18,820	61%	96,408	56,538	39,870	71%
Total natural gas, NGLs and oil sales	$702,087	$666,638	$35,449	5%	$1,712,339	$1,458,558	$253,781	17%

Production growth is generated as new wells are placed in production, which is partially offset by the natural decline in production of existing wells. Our production for the three and six months ended June 30, 2026 and 2025 is set forth in the following table:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Production (a)
Natural gas (mcf)	140,947,296	136,297,159	4,650,137	3%	276,743,067	272,260,589	4,482,478	2%
NGLs (bbls)	10,748,270	10,029,051	719,219	7%	20,485,652	19,949,040	536,612	3%
Oil (bbls)	589,230	580,791	8,439	1%	1,330,754	1,004,370	326,384	32%
Total (mcfe) (b)	208,972,296	199,956,211	9,016,085	5%	407,641,503	397,981,049	9,660,454	2%

Average daily production (a)
Natural gas (mcf)	1,548,871	1,497,771	51,100	3%	1,528,967	1,504,202	24,765	2%
NGLs (bbls)	118,113	110,209	7,904	7%	113,180	110,216	2,964	3%
Oil (bbls)	6,475	6,382	93	1%	7,352	5,549	1,803	32%
Total (mcfe) (b)	2,296,399	2,197,321	99,078	5%	2,252,163	2,198,790	53,373	2%
(a)
Represents volumes sold regardless of when produced.
(b)
Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during second quarter 2026 was $2.01 per mcfe compared to $1.97 per mcfe in second quarter 2025. Our average realized price received (including all derivative settlements and third-party transportation costs) during first six months 2026 was $2.60 per mcfe compared to $2.22 per mcfe in first six months 2025. Our average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of income. Our average realized prices (including derivative settlements) do not include transportation costs where we receive net revenue proceeds from purchasers. Our average realized prices (including derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price calculations for three and six months ended June 30, 2026 and 2025 are shown below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.41	$2.92	$(0.51)	(17)%	$3.77	$3.26	$0.51	16%
NGLs (per bbl)	29.10	23.73	5.37	23%	27.92	25.75	2.17	8%
Oil (per bbl)	83.96	52.77	31.19	59%	72.45	56.29	16.16	29%
Total (per mcfe) (a)	3.36	3.33	0.03	1%	4.20	3.66	0.54	15%
Average realized prices (including derivative settlements):
Natural gas (per mcf)	$2.79	$3.13	$(0.34)	(11)%	$3.80	$3.39	$0.41	12%
NGLs (per bbl)	28.44	23.88	4.56	19%	27.57	25.80	1.77	7%
Oil (per bbl)	66.45	54.22	12.23	23%	61.97	57.39	4.58	8%
Total (per mcfe) (a)	3.53	3.49	0.04	1%	4.17	3.75	0.42	11%
Average realized prices (including derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.71	$2.00	$(0.29)	(15)%	$2.64	$2.24	$0.40	18%
NGLs (per bbl)	13.19	9.01	4.18	46%	12.09	10.91	1.18	11%
Oil (per bbl)	64.98	52.84	12.14	23%	60.74	55.84	4.90	9%
Total (per mcfe) (a)	2.01	1.97	0.04	2%	2.60	2.22	0.38	17%
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average natural gas differentials below NYMEX	$(0.48)	$(0.52)	$(0.14)	$(0.29)
Realized gains (losses) on basis hedging	$0.01	$0.02	$(0.01)	$(0.04)

The following tables reflect our production and average sales prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
Natural gas
Price (per mcf)	$2.92	$(0.51)	$—	$2.41	$3.26	$0.51	$—	$3.77
Production (Mmcf)	136,297	—	4,650	140,947	272,261	—	4,482	276,743
Natural gas sales	$397,955	$(71,737)	$13,578	$339,796	$888,332	$140,919	$14,626	$1,043,877

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
NGLs
Price (per bbl)	$23.73	$5.37	$—	$29.10	$25.75	$2.17	$—	$27.92
Production (Mbbls)	10,029	—	719	10,748	19,949	—	537	20,486
NGLs sales	$238,034	$57,718	$17,070	$312,822	$513,688	$44,548	$13,818	$572,054

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
Oil
Price (per bbl)	$52.77	$31.19	$—	$83.96	$56.29	$16.16	$—	$72.45
Production (Mbbls)	581	—	8	589	1,004	—	327	1,331
Oil sales	$30,649	$18,375	$445	$49,469	$56,538	$21,497	$18,373	$96,408

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
Consolidated
Price (per mcfe)	$3.33	$0.03	$—	$3.36	$3.66	$0.54	$—	$4.20
Production (Mmcfe)	199,956	—	9,016	208,972	397,981	—	9,661	407,642
Total natural gas, NGLs and oil sales	$666,638	$5,390	$30,059	$702,087	$1,458,558	$218,376	$35,405	$1,712,339

Transportation, gathering, processing and compression expense was $316.8 million in second quarter 2026 compared to $304.7 million in second quarter 2025. These third-party costs were higher in second quarter 2026 compared to second quarter 2025 primarily due to an increase in processing costs due to higher commodity prices and volumes.

Transportation, gathering, processing and compression expense was $640.1 million in first six months 2026 compared to $610.8 million in first six months 2025. These third-party costs associated with NGLs were higher in first six months 2026 compared to first six months 2025 primarily due to an increase in electricity and processing costs due to higher prices and volumes. Third-party costs associated with natural gas increased due to an increase in volumes and facility and equipment costs associated with gathering. We have included these costs in the calculation of average realized prices (including derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and six months ended June 30, 2026 and 2025 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Transportation, gathering processing and compression
Natural gas	$152,091	$154,704	$(2,613)	(2)%	$321,297	$312,223	$9,074	3%
NGLs	163,854	149,209	14,645	10%	317,198	297,047	20,151	7%
Oil	867	801	66	8%	1,646	1,553	93	6%
Total	$316,812	$304,714	$12,098	4%	$640,141	$610,823	$29,318	5%

Natural gas (per mcf)	$1.08	$1.13	$(0.05)	(4)%	$1.16	$1.15	$0.01	1%
NGLs (per bbl)	15.24	14.88	0.36	2%	15.48	14.89	0.59	4%
Oil (per bbl)	1.47	1.38	0.09	7%	1.24	1.55	(0.31)	(20)%
Total (per mcfe)	$1.52	$1.52	$—	—%	$1.57	$1.53	0.04	3%

Derivative fair value income was $73.5 million in second quarter 2026 compared to income of $154.7 million in second quarter 2025. Derivative fair value income was $40.1 million in first six months 2026 compared to a loss of $4.2 million in first six months 2025. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while derivative losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative fair value income (loss) per consolidated statements of income	$73,540	$154,747	$40,111	$(4,210)

Non-cash fair value income (loss): (a)
Natural gas derivatives	$12,861	$119,750	$52,228	$(43,317)
NGLs derivatives	11,763	1,781	1,781	1,229
Oil derivatives	13,628	1,750	109	1,839
Total non-cash fair value income (loss) (a)	$38,252	$123,281	$54,118	$(40,249)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$52,789	$29,114	$7,120	$33,843
NGLs derivatives	(7,190)	1,508	(7,190)	1,096
Oil derivatives	(10,311)	844	(13,937)	1,100
Total net cash receipt (payment)	$35,288	$31,466	$(14,007)	$36,039
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

Brokered natural gas, NGLs and marketing revenue was $57.5 million in second quarter 2026 compared to $33.0 million in second quarter 2025, which is primarily the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. Brokered natural gas, NGLs and marketing revenue was $114.7 million in first six months 2026 compared to $87.4 million in first six months 2025, which is the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas, NGLs and marketing expense below for more information on our net brokered margin.

Other income was $448,000 in second quarter 2026 compared to $1.9 million in second quarter 2025. This includes $27,000 of interest income and a $23,000 gain on sale of assets in second quarter 2026 compared to $1.8 million of interest income and a $78,000 gain on sale of assets in second quarter 2025. Other income was $566,000 in first six months 2026 compared to $5.1 million in first six months 2025. This includes $82,000 of interest income and a $29,000 gain on sale of assets in first six months 2026 compared to $4.8 million of interest income and a $136,000 gain on sale of assets in first six months 2025. Interest income is lower in 2026 due to lower cash balances primarily resulting from the use of cash to repay senior notes in May 2025.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Direct operating expense	$0.13	$0.11	$0.02	18%	$0.14	$0.12	$0.02	17%
Taxes other than income	0.03	0.04	(0.01)	(25)%	0.03	0.04	(0.01)	(25)%
General and administrative expense	0.23	0.21	0.02	10%	0.23	0.21	0.02	10%
Interest expense	0.07	0.13	(0.06)	(46)%	0.08	0.14	(0.06)	(43)%
Depletion, depreciation and amortization expense	0.45	0.46	(0.01)	(2)%	0.45	0.46	(0.01)	(2)%

Direct operating expense was $27.8 million in second quarter 2026 compared to $23.1 million in second quarter 2025. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workover costs and repair-related expenses. Our direct operating costs increased in second quarter 2026 primarily due to higher water hauling costs, labor costs and workovers. We incurred $1.8 million of workover costs in second quarter 2026 compared to $803,000 in second quarter 2025.

Direct operating expense was $56.5 million in first six months 2026 compared to $48.5 million in first six months 2025. Our direct operating costs increased in first six months 2026 primarily due to higher water hauling, labor costs and workovers. We incurred $2.4 million workover costs in first six months 2026 compared to $1.6 million in first six months 2025. The following table summarizes direct operating expense per mcfe for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Direct operating
Lease operating expense	$0.12	$0.11	$0.01	9%	$0.13	$0.12	$0.01	8%
Workovers	0.01	—	0.01	100%	0.01	—	0.01	100%
Stock-based compensation	—	—	—	—%	—	—	—	—%
Total direct operating expense	$0.13	$0.11	$0.02	18%	$0.14	$0.12	$0.02	17%

Taxes other than income expense is predominantly comprised of the Pennsylvania impact fee which functions as a tax on unconventional natural gas and oil production in Pennsylvania. This impact fee was $6.6 million in second quarter 2026 compared to $7.4 million in second quarter 2025 and $12.4 million in first six months 2026 compared to $14.3 million in first six months 2025. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices, which is consistent with the prior year. This category also includes franchise, real estate and other applicable taxes. The following table summarizes taxes other than income per mcfe for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Taxes other than income
Impact fee	$0.03	$0.04	$(0.01)	(25)%	$0.03	$0.04	$(0.01)	(25)%
Other	—	—	—	—%	—	—	—	—%
Total taxes other than income	$0.03	$0.04	$(0.01)	(25)%	$0.03	$0.04	$(0.01)	(25)%

General and administrative ("G&A") expense was $47.7 million in second quarter 2026 compared to $42.1 million in second quarter 2025. The second quarter 2026 increase of $5.6 million compared to the same period of 2025 is primarily due to higher employee-related costs and legal expense.

G&A expense was $93.1 million in first six months 2026 compared to $83.8 million in first six months 2025. The increase of $9.2 million is primarily due to higher employee-related costs, software costs and legal expense. The following table summarizes G&A expense on a per mcfe basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
General and administrative
General and administrative	$0.18	$0.16	$0.02	13%	$0.18	$0.16	$0.02	13%
Stock-based compensation	0.05	0.05	—	—%	0.05	0.05	—	—%
Total general and administrative expense	$0.23	$0.21	$0.02	10%	$0.23	$0.21	$0.02	10%

Interest expense was $14.4 million in second quarter 2026 compared to $26.8 million in second quarter 2025. Interest expense was $33.8 million in first six months 2026 compared to $56.0 million in first six months 2025. The following table presents information about interest expense per mcfe for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Bank credit facility (a)	$0.04	$0.02	$0.02	100%	$0.05	$0.01	$0.04	400%
Senior notes	0.03	0.11	(0.08)	(73)%	0.03	0.12	(0.09)	(75)%
Amortization of debt issuance costs and other	—	—	—	—%	—	0.01	(0.01)	(100)%
Total interest expense	$0.07	$0.13	$(0.06)	(46)%	$0.08	$0.14	$(0.06)	(43)%
Average debt outstanding ($000)	$899,730	$1,499,704	$(599,974)	(40)%	$1,054,878	$1,603,211	$(548,333)	(34)%
Average interest rate (b)	6.0%	6.8%	(0.8)%	(12)%	6.1%	6.7%	(0.6)%	(9)%
(a)
Includes commitment fees.
(b)
Excludes debt issuance costs.

The decrease in interest expense for three and six months ended June 30, 2026 compared to the same periods of 2025 was primarily due to lower average outstanding debt balances and lower average interest rates. In January 2026, we repaid the $600 million principal balance of our 8.25% senior notes due 2029 by utilizing borrowings on our credit facility. In May 2025, we repaid the remaining principal balance of $606.5 million of our 4.875% senior notes due 2025 by utilizing cash on hand and borrowing on our credit facility. We had $381.0 million outstanding on the bank credit facility as of June 30, 2026 compared to $125.0 million outstanding for the same period of 2025.

Depletion, depreciation and amortization ("DD&A") expense was $93.1 million in second quarter 2026 compared to $91.5 million in second quarter 2025 and $181.6 million in first six months 2026 compared to $182.1 million in first six months 2025. This increase in expense for the quarter ended June 30, 2026 compared to the prior year was due to higher production volumes slightly offset by lower depletion rates. The decrease in expense for the six months ended June 30, 2026 compared to prior year was primarily due to the reduction in the depletion rate. Depletion expense, the largest component of DD&A expense, was $0.44 per mcfe in second quarter 2026 and first six months 2026 compared to $0.45 per mcfe in the same periods of 2025. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
DD&A
Depletion and amortization	$0.44	$0.45	$(0.01)	(2)%	$0.44	$0.45	$(0.01)	(2)%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.45	$0.46	$(0.01)	(2)%	$0.45	$0.46	$(0.01)	(2)%

Other Operating Expenses

Our total operating expenses also include other expenses that generally do not trend with production. These expenses include stock-based compensation, brokered natural gas, NGLs and marketing expense, exploration expense, abandonment and impairment of unproved properties, exit costs, deferred compensation plan expense and gain on early extinguishment of debt. Stock-based compensation includes the amortization of restricted stock grants and performance units. See Note 9 to our consolidated financial statements for more information on allocation of stock-based compensation by functional expense categories.

Brokered natural gas, NGLs and marketing expense was $59.3 million in second quarter 2026 compared to $35.0 million in second quarter 2025 which is primarily the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. Brokered natural gas, NGLs and marketing expense was $117.5 million in first six months 2026 compared to $93.2 million in first six months 2025 which is primarily the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. The following table details our brokered natural gas, NGLs and marketing net margin for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Brokered natural gas, NGLs and marketing
Brokered natural gas sales	$53,858	$31,751	$106,735	$82,836
Brokered NGLs sales	1,427	(236)	3,694	1,531
Other marketing revenue	2,211	1,494	4,296	3,050
Brokered natural gas purchases and transportation	(54,765)	(32,362)	(107,545)	(85,827)
Brokered NGLs purchases	(1,490)	470	(3,712)	(1,365)
Other marketing expense	(3,082)	(3,093)	(6,203)	(5,994)
Brokered natural gas, NGLs and marketing net margin	$(1,841)	$(1,976)	$(2,735)	$(5,769)

Exploration expense was $6.5 million in second quarter 2026 compared to $7.9 million in second quarter 2025 primarily due to lower delay rentals. Exploration expense was $12.5 million in first six months 2026 compared to $14.3 million in first six months 2025 primarily due to lower delay rentals. The following table details our exploration expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
Exploration
Delay rentals and other	$4,372	$6,171	$(1,799)	(29)%	$8,509	$10,659	$(2,150)	(20)%
Seismic	20	4	16	400%	20	128	(108)	(84)%
Personnel expense	1,720	1,387	333	24%	3,279	2,819	460	16%
Stock-based compensation expense	386	366	20	5%	720	713	7	1%
Total exploration expense	$6,498	$7,928	$(1,430)	(18)%	$12,528	$14,319	$(1,791)	(13)%

Abandonment and impairment of unproved properties expense was $4.6 million in second quarter 2026 compared to $6.8 million in second quarter 2025. Abandonment and impairment of unproved properties expense was $8.5 million in first six months 2026 compared to $11.4 million in first six months 2025. Abandonment and impairment of unproved properties for second quarter 2026 and first six months 2026 decreased compared to the same periods of 2025 due to lower than expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire. We also expect to strategically allow expirations in the future, as we believe certain acreage needed for our future development plans can be efficiently leased again prior to development.

Exit costs were $9.6 million in second quarter 2026 compared to $8.5 million in second quarter 2025. Exit costs were $16.5 million in first six months 2026 compared to $17.4 million in first six months 2025. These costs are associated with normal accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending through 2030. There was an additional $2.9 million of exit costs incurred in second quarter 2026 associated with the change in expected throughput volumes associated with this obligation.

Deferred compensation plan had a gain of $1.8 million in second quarter 2026 compared to a gain of $88,000 in second quarter 2025. Deferred compensation plan expense was $787,000 in first six months 2026 compared to an expense of $2.8 million in first six months 2025. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense based on the number of vested shares in the plan at the time. The change in both periods is related to the change in Range stock price at the end of each period combined with fewer shares being held within the deferred compensation plan. The deferred compensation plan held 199,000 shares (187,000 vested shares) of Range common stock as of June 30, 2026 compared to 265,000 shares (256,000 vested shares) as of June 30, 2025.

Income tax expense was $53.3 million in second quarter 2026 compared to an expense of $64.5 million in second quarter 2025. Income tax expense was $144.8 million in first six months 2026 compared to an expense of $77.1 million in first six months 2025. The 2026 effective tax rates were not materially different than the federal statutory rate. The 2025 effective tax rates were different than the statutory tax rates due to tax credits, state income taxes and equity compensation.

Management’s Discussion and Analysis of Financial Condition, Capital Resources and Liquidity

Commodity prices are the most significant factor impacting our revenues, net income, operating cash flows, and the amount of capital we have available to invest in our business, pay dividends and fund share or debt repurchases. Commodity prices have been and are expected to remain volatile. Our top priorities for using cash provided by operations are to fund our capital program, return capital to stockholders and maintain a strong balance sheet while making prudent investments in our business. We currently believe we have sufficient liquidity and capital resources to execute our business plan for the foreseeable future and across a wide range of commodity price scenarios. We continue to manage the duration and level of our drilling and completion commitments in order to maintain flexibility with regard to our activity level and capital expenditures.

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Sources of cash and cash equivalents
Operating activities	$854,151	$666,273
Disposal of assets	58	149
Borrowings on credit facility	1,725,000	447,000
Other	26,228	35,064
Total sources of cash and cash equivalents	$2,605,437	$1,148,486

Uses of cash and cash equivalents
Additions to natural gas, NGLs and oil properties	$(331,205)	$(279,990)
Repayments on credit facility	(1,462,000)	(322,000)
Acreage purchases	(16,192)	(36,443)
Additions to field service assets and other	(7,407)	(1,100)
Repayment of senior notes	(608,250)	(608,699)
Treasury stock purchases	(105,476)	(120,358)
Dividends paid	(47,466)	(43,084)
Other	(27,398)	(41,168)
Total uses of cash and cash equivalents	$(2,605,394)	$(1,452,842)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first six months 2026 were $854.2 million compared to $666.3 million in first six months 2025. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. As of June 30, 2026, we have hedged more than 25% of our projected natural gas production for the remainder of 2026. Changes in working capital (as reflected in our consolidated statements of cash flows) for first six months 2026 was a negative $12.0 million compared to a negative $18.0 million for first six months 2025.

Borrowings on credit facility in first six months 2026 were $1.7 billion, of which $608.3 million was utilized for the early redemption of principal of our 8.25% senior notes due 2029. Borrowings net of repayments on the credit facility for first six months 2026 brought the credit facility balance to $381.0 million as of June 30, 2026.

Uses of Cash and Cash Equivalents

Additions to natural gas, NGLs and oil properties for first six months 2026 were consistent with expectations relative to our announced 2026 capital budget.

Repayment of senior notes for first six months 2026 includes the early redemption of principal of our 8.25% senior notes due 2029 through utilization of borrowings on our credit facility.

Treasury stock purchases for first six months 2026 include the repurchase and settlement of 2.8 million shares for a total of $105.5 million (excluding cost of 1% excise tax) as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Our main sources of liquidity are cash on hand, internally generated cash flow from operations, our bank credit facility and capital market transactions. As of June 30, 2026, we had approximately $1.5 billion of liquidity consisting of $247,000 of cash on hand and $1.5 billion available under our bank credit facility. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

We expect our 2026 capital program to be funded by cash flows from operations. During the six months ended June 30, 2026, we generated $854.2 million of cash flows from operating activities.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of June 30, 2026, we had a balance of $381.0 million on our credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion. We had undrawn letters of credit of $165.1 million as of June 30, 2026, which reduced our borrowing capacity under our bank credit facility.

The borrowing base is subject to regular, annual re-determinations and is dependent on a number of factors but primarily the lenders' assessment of our future cash flows. On October 2, 2025, we entered into an amended and restated revolving bank credit facility, which continues to be secured by substantially all of our assets and has a maturity date of October 2, 2030. The amended credit facility maintains a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion, and increased bank commitments from $1.5 billion to $2.0 billion.

We currently must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that we maintain certain financial ratios (as defined in our bank credit facility agreement). We were in compliance with all such covenants as of June 30, 2026.

Capital Requirements

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first six months 2026, we used operating cash flows to fund $354.8 million of capital expenditures as reported in our consolidated statement of cash flows within investing activities. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

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

Cash Dividend Payments

On May 29, 2026, our Board of Directors announced the approval of a dividend of $0.10 per share payable on June 26, 2026, to stockholders of record at the close of business on June 12, 2026. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Stock Repurchase Program

In February 2026, our Board of Directors approved an increase to our existing stock repurchase program to an aggregate $1.5 billion. Our total remaining share repurchase authorization was approximately $1.4 billion as of June 30, 2026.

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

Interest Rates

As of June 30, 2026, we had approximately $500 million of senior notes which bore a fixed interest rate of 4.75%. Bank debt totaling $381.0 million bears interest at a floating rate, which was 5.4% as of June 30, 2026.

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

Market Risk

We are exposed to market risks related to natural gas, NGLs and oil prices, which are difficult to predict. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are influenced by the complex dynamics of supply and demand that exist in the global energy markets. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2025 proved reserves are natural gas and 1% of proved reserves are oil. In addition, a portion of our NGLs, which are 35% of proved reserves, are also impacted by changes in oil and natural gas prices. At times, we are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2025 to June 30, 2026.

NGLs prices are somewhat seasonal, particularly for propane. Therefore, the relationship of NGLs prices to NYMEX WTI (or West Texas Intermediate) will vary due to product components, seasonality and geographic supply and demand. We sell NGLs in several regional U.S. markets, some of which are exported to international markets by other parties. If we are not able to sell or store NGLs or we are unable to access NGLs infrastructure, we may be required to curtail production or shift our drilling activities to dry gas areas.

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price (or a fixed percentage of a price) for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). As of June 30, 2026, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, was an asset of $130.6 million as of June 30, 2026. These contracts expire monthly through December 2028. For additional information on our derivative contracts, see Note 7 to the accompanying consolidated financial statements.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a liability of $10.6 million as of June 30, 2026, and they settle through December 2030.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices as of June 30, 2026. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$93,756	$(52,158)	$(130,394)	$52,158	$130,394
Collars	1,986	(2,711)	(6,860)	2,788	7,194
Three-way collars	35,504	(26,874)	(66,201)	26,012	56,944
Basis swaps	(10,633)	4,841	12,103	(4,841)	(12,103)
Swaptions	(657)	(2,473)	(10,310)	606	657

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. As of June 30, 2026, our derivative counterparties included sixteen financial institutions, of which eleven were secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

As of June 30, 2026, we had total debt of approximately $881.0 million, of which $500 million, or approximately 57%, were senior notes based on fixed interest rates and the remainder was based on variable interest rates. Our bank credit facility which provides for variable interest rate borrowings had a balance of $381.0 million as of June 30, 2026 and incurred interest at a rate of 5.4% as of June 30, 2026. The 30-day SOFR rate as of June 30, 2026 was approximately 3.65%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on June 30, 2026 would result in approximately $3.8 million in additional annual interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019, our board of directors authorized a common stock repurchase program. In February 2026, our Board of Directors increased the authorization under the program to $1.5 billion available. Shares repurchased as of June 30, 2026 are held as treasury stock and we have approximately $1.4 billion of remaining authorization under the program. These repurchases are based on trade date, although certain purchases may not have settled until the following month.

Purchases of our common stock during second quarter 2026 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
April 2026	—	$—	—	$1,500,000,000
May 2026	950,000	$40.39	950,000	$1,461,630,332
June 2026	1,050,000	$38.08	1,050,000	$1,421,648,789
	2,000,000		2,000,000
(a)
Includes any customary fees and commissions associated with the share repurchases, but excludes 1% excise tax.

ITEM 5. OTHER INFORMATION

During second quarter 2026, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408 of Regulation S-K.

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

Date: July 21, 2026

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: July 21, 2026

RANGE RESOURCES CORPORATION

By:	/s/ ASHLEY S. KAVANAUGH
Ashley S. Kavanaugh
Vice President – Controller and Principal Accounting Officer