Form 10-Q
period 2026-09-30
RANGE RESOURCES CORP
filed 2026-10-27
CIK 315852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☑

233,690,809 shares of common stock were outstanding on October 23, 2026.

RANGE RESOURCES CORPORATION

FORM 10-Q

Quarter Ended September 30, 2026

Unless the context otherwise indicates, all references in this report to "Range Resources," "Range," "we," "us," or "our" are to Range Resources Corporation and its directly and indirectly owned subsidiaries. For certain industry-specific terms used in this Form 10-Q, please see "Glossary of Certain Defined Terms" in our 2025 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RANGE RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$12	$204
Accounts receivable, less allowance for doubtful accounts of $248 and $248	302,264	358,687
Derivative assets	121,379	53,645
Prepaid assets	20,899	9,930
Other current assets	21,860	22,014
Total current assets	466,414	444,480
Derivative assets	9,988	15,752
Natural gas, NGLs and oil properties, net (successful efforts method)	6,941,366	6,708,366
Other property and equipment, net	17,609	4,935
Operating lease right-of-use assets	130,583	173,477
Other assets	78,466	74,938
Total assets	$7,644,426	$7,421,948

Liabilities
Current liabilities:
Accounts payable	$144,875	$164,352
Asset retirement obligations	1,173	1,173
Accrued liabilities	335,707	322,102
Deferred compensation liabilities	5,055	5,775
Accrued interest	4,701	31,934
Derivative liabilities	2,547	1,196
Operating lease liabilities	59,994	58,778
Divestiture contract obligation	75,258	75,842
Total current liabilities	629,310	661,152
Bank debt, net of unamortized debt issuance costs	284,484	106,700
Senior notes, net of unamortized debt issuance costs	496,434	1,091,634
Deferred tax liabilities	883,926	701,601
Derivative liabilities	2,602	2,363
Deferred compensation liabilities	70,773	68,635
Operating lease liabilities	77,345	115,515
Asset retirement obligations and other liabilities	161,376	153,081
Divestiture contract obligation	166,225	202,586
Total liabilities	2,772,475	3,103,267
Commitments and contingencies

Stockholders’ Equity
Preferred stock, $1 par, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 475,000,000 shares authorized, 269,605,809 issued as of September 30, 2026 and 268,573,212 shares as of December 31, 2025	2,696	2,686
Common stock held in treasury, at cost, 35,915,000 shares as of September 30, 2026 and 33,115,000 shares as of December 31, 2025	(852,633)	(746,486)
Additional paid-in capital	5,989,619	5,971,258
Accumulated other comprehensive income	389	424
Retained deficit	(268,120)	(909,201)
Total stockholders' equity	4,871,951	4,318,681
Total liabilities and stockholders’ equity	$7,644,426	$7,421,948

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues and other income:
Natural gas, NGLs and oil sales	$737,919	$611,491	$2,450,258	$2,070,049
Derivative fair value income	58,118	92,946	98,229	88,736
Brokered natural gas, NGLs and marketing	46,523	43,807	161,248	131,224
Other income	266	284	832	5,348
Total revenues and other income	842,826	748,528	2,710,567	2,295,357
Costs and expenses:
Direct operating	30,932	23,830	87,397	72,323
Transportation, gathering, processing and compression	349,934	301,110	990,075	911,933
Taxes other than income	7,354	8,265	20,103	23,087
Brokered natural gas, NGLs and marketing	48,206	48,882	165,666	142,068
Exploration	5,953	8,105	18,481	22,424
Abandonment and impairment of unproved properties	5,774	4,899	14,232	16,254
General and administrative	47,691	44,712	140,749	128,549
Exit costs	6,334	8,085	22,853	25,484
Deferred compensation plan	(52)	(765)	735	2,026
Interest	14,624	24,268	48,460	80,225
Loss (gain) on early extinguishment of debt	—	—	12,344	(3)
Depletion, depreciation and amortization	102,049	93,793	283,657	275,866
Total costs and expenses	618,799	565,184	1,804,752	1,700,236

Income before income taxes	224,027	183,344	905,815	595,121
Income tax expense (benefit):
Current	2,775	(1,022)	11,205	5,623
Deferred	45,929	40,059	182,334	110,561
	48,704	39,037	193,539	116,184
Net income	$175,323	$144,307	$712,276	$478,937

Net income per common share:
Basic	$0.75	$0.61	$3.04	$2.00
Diluted	$0.75	$0.60	$3.02	$1.99

Dividends declared per share	$0.10	$0.09	$0.30	$0.27

Weighted average common shares outstanding:
Basic	233,487	237,378	234,419	238,523
Diluted	235,035	239,026	235,958	240,255

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$175,323	$144,307	$712,276	$478,937
Other comprehensive (loss) income:
Postretirement benefits:
Amortization of prior service costs/actuarial gain	(15)	(18)	(44)	(54)
Income tax expense	3	4	9	11
Total comprehensive income	$175,311	$144,293	$712,241	$478,894

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$712,276	$478,937
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income tax expense	182,334	110,561
Depletion, depreciation and amortization	283,657	275,866
Abandonment and impairment of unproved properties	14,232	16,254
Derivative fair value income	(98,229)	(88,736)
Cash settlements on derivative financial instruments	37,849	98,072
Divestiture contract obligation, including accretion	22,853	25,484
Amortization of debt issuance costs and other	3,464	2,996
Deferred and stock-based compensation	37,435	36,378
Gain on the sale of assets	(32)	(158)
Loss (gain) on early extinguishment of debt	12,344	(3)
Changes in working capital:
Accounts receivable	56,514	63,063
Other current assets	(10,794)	(5,084)
Accounts payable	(15,418)	8,016
Accrued liabilities and other	(76,733)	(107,828)
Net cash provided from operating activities	1,161,752	913,818
Investing activities:
Additions to natural gas, NGLs and oil properties	(506,436)	(433,415)
Additions to field service assets and other	(9,875)	(2,036)
Acreage purchases	(21,192)	(51,499)
Proceeds from disposal of assets	67	161
Purchases of marketable securities held by the deferred compensation plan	(7,119)	(18,459)
Proceeds from the sales of marketable securities held by the deferred compensation plan	8,353	23,009
Net cash used in investing activities	(536,202)	(482,239)
Financing activities:
Borrowings on credit facility	2,262,000	885,000
Repayments on credit facility	(2,086,000)	(756,000)
Repayment of senior notes	(608,250)	(608,699)
Dividends paid	(70,834)	(64,437)
Treasury stock purchases	(105,476)	(176,613)
Taxes paid for employee shares withheld	(21,199)	(21,482)
Change in cash overdrafts	1,758	(5,798)
Proceeds from the sales of common stock held by the deferred compensation plan	2,259	12,135
Net cash used in financing activities	(625,742)	(735,894)
Decrease in cash and cash equivalents	(192)	(304,315)
Cash and cash equivalents at beginning of period	204	304,490
Cash and cash equivalents at end of period	$12	$175

The accompanying notes are an integral part of these consolidated financial statements.

RANGE RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2025	268,573	$2,686	(33,115)	$(746,486)	$5,971,258	$424	$(909,201)	$4,318,681
Issuance of common stock	961	10	—	—	(19,450)	—	—	(19,440)
Issuance of common stock upon vesting of TSRs	3	—	—	—	225	—	(225)	—
Stock-based compensation expense	—	—	—	—	12,430	—	—	12,430
Dividends ($0.10 per share)	—	—	—	—	—	—	(23,771)	(23,771)
Treasury stock repurchased	—	—	(800)	(27,124)	—	—	—	(27,124)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	—	341,630	341,630
Balance as of March 31, 2026	269,537	$2,696	(33,915)	$(773,610)	$5,964,463	$412	$(591,567)	$4,602,394
Issuance of common stock	52	—	—	—	1,563	—	—	1,563
Stock-based compensation expense	—	—	—	—	12,137	—	—	12,137
Dividends ($0.10 per share)	—	—	—	—	—	—	(23,634)	(23,634)
Treasury stock repurchased	—	—	(2,000)	(78,352)	—	—	—	(78,352)
Excise tax on stock repurchases	—	—	—	(671)	—	—	—	(671)
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net income	—	—	—	—	—	—	195,323	195,323
Balance as of June 30, 2026	269,589	$2,696	(35,915)	$(852,633)	$5,978,163	$401	$(419,878)	$4,708,749
Issuance of common stock	17	—	—	—	(152)	—	—	(152)
Stock-based compensation expense	—	—	—	—	11,608	—	—	11,608
Dividends ($0.10 per share)	—	—	—	—	—	—	(23,565)	(23,565)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	—	175,323	175,323
Balance as of September 30, 2026	269,606	$2,696	(35,915)	$(852,633)	$5,989,619	$389	$(268,120)	$4,871,951

				Common		Accumulated
				stock	Additional	other
	Common stock		Treasury	held in	paid-in	comprehensive	Retained
	Shares	Par value	shares	treasury	capital	income	deficit	Total
Balance as of December 31, 2024	267,435	$2,674	(26,766)	$(513,941)	$5,927,893	$611	$(1,480,580)	$3,936,657
Issuance of common stock	1,047	11	—	—	(16,356)	—	—	(16,345)
Issuance of common stock upon vesting of TSRs	6	—	—	—	350	—	(350)	—
Stock-based compensation expense	—	—	—	—	11,644	—	—	11,644
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,752)	(21,752)
Treasury stock repurchased	—	—	(1,826)	(67,477)	—	—	—	(67,477)
Excise tax on stock repurchases	—	—	—	(404)	—	—	—	(404)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	97,052	97,052
Balance as of March 31, 2025	268,488	$2,685	(28,592)	$(581,822)	$5,923,531	$597	$(1,405,630)	$3,939,361
Issuance of common stock	65	1	—	—	13,821	—	—	13,822
Stock-based compensation expense	—	—	—	—	10,947	—	—	10,947
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,601)	(21,601)
Treasury stock issuance - Rabbi Trust	—	—	1	39	(39)	—	—	-
Treasury stock repurchased	—	—	(1,454)	(52,881)	—	—	—	(52,881)
Excise tax on stock repurchases	—	—	—	(517)	—	—	—	(517)
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Net income	—	—	—	—	—	—	237,578	237,578
Balance as of June 30, 2025	268,553	$2,686	(30,045)	$(635,181)	$5,948,260	$582	$(1,189,653)	$4,126,694
Issuance of common stock	9		—	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	—	—	10,951	—	—	10,951
Dividends ($0.09 per share)	—	—	—	—	—	—	(21,494)	(21,494)
Treasury stock repurchased	—	—	(1,581)	(56,255)	—	—	—	(56,255)
Excise tax on stock repurchases	—	—	—	(560)	—	—	—	(560)
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	—	144,307	144,307
Balance as of September 30, 2025	268,562	$2,686	(31,626)	$(691,996)	$5,959,090	$568	$(1,066,840)	$4,203,508

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

During interim periods, the Company follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 (the "Form 10-K"). The balance sheet as of September 30, 2026 and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the periods ended September 30, 2026 and 2025 are unaudited and should be read in conjunction with the Notes to the Consolidated Financial Statements and information presented in the Form 10-K. In management's opinion, the accompanying consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All adjustments are of a normal recurring nature unless otherwise disclosed. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(2) REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

All of the Company's revenues from contracts with customers have title transfer in the United States ("U.S.") and are recognized at the point in time when control is transferred to the customer and collectability is reasonably assured. Accounts receivable attributable to our revenue contracts with customers was $297.5 million as of September 30, 2026 and $354.9 million as of December 31, 2025. Revenue attributable to each of our identified revenue streams is disaggregated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Natural gas sales	$371,772	$361,124	$1,415,649	$1,249,456
NGLs sales	320,962	224,375	893,016	738,064
Oil sales	45,185	25,992	141,593	82,529
Total natural gas, NGLs and oil sales	737,919	611,491	2,450,258	2,070,049
Sales of purchased natural gas	42,890	41,602	149,625	124,438
Sales of purchased NGLs	1,425	758	5,118	2,289
Other marketing revenue	2,208	1,447	6,505	4,497
Total	$784,442	$655,298	$2,611,506	$2,201,273

(3) INCOME TAXES

We evaluate and update our annual effective income tax rate on a quarterly basis based on current and forecasted operating results and tax laws. For the three and nine months ended September 30, 2026, our overall effective tax rate was not materially different than the federal statutory rate. For the three and nine months ended September 30, 2025, our overall effective tax rate was lower than the federal statutory rate due primarily to tax credits, state income taxes and equity compensation. Our current income taxes reflect estimated state and federal income taxes due for 2026 which are based on our estimated earnings, taking into account all applicable tax rates and laws.

(4) NET INCOME PER COMMON SHARE

The following sets forth a reconciliation of net income to basic net income attributable to common shareholders to diluted net income attributable to common shareholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income, as reported	$175,323	$144,307	$712,276	$478,937
Participating earnings (a)	(149)	(161)	(720)	(1,081)
Basic net income attributed to common shareholders	175,174	144,146	711,556	477,856
Reallocation of participating earnings (a)	1	1	4	7
Diluted net income attributed to common shareholders	$175,175	$144,147	$711,560	$477,863
Net income per common share:
Basic	$0.75	$0.61	$3.04	$2.00
Diluted	$0.75	$0.60	$3.02	$1.99
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

The following details weighted average common shares outstanding and diluted weighted average common shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding – basic	233,487	237,378	234,419	238,523
Effect of dilutive securities:
Director and employee restricted stock and performance-based equity awards	1,548	1,648	1,539	1,732
Weighted average common shares outstanding – diluted	235,035	239,026	235,958	240,255

Weighted average common shares outstanding – basic for third quarter 2026 excludes 199,000 shares of restricted stock held in our deferred compensation plan compared to 265,000 shares in third quarter 2025 (although all awards are issued and outstanding upon grant). Weighted average common shares outstanding – basic for first nine months 2026 excludes 237,000 shares of restricted stock held in our deferred compensation plan compared to 540,000 shares in first nine months 2025. For the three and nine months ended September 30, 2026, equity grants of 13,000 and 45,000 shares, respectively were outstanding but not included in the computation of diluted net income because the grant prices were greater than the average market price of the common shares and would be anti-dilutive to the computation. There were no anti-dilutive shares for the three or nine months ended September 30, 2025.

(5) INDEBTEDNESS

We had the following debt outstanding as of the dates shown below (in thousands):

	September 30, 2026	December 31, 2025
Bank debt	$294,000	$118,000
Senior notes:
8.25% senior notes due 2029	—	600,000
4.75% senior notes due 2030	500,000	500,000
Total senior notes	500,000	1,100,000
Unamortized debt issuance costs	(13,082)	(19,666)
Total debt, net of debt issuance costs	$780,918	$1,198,334

No interest was capitalized during the nine months ended September 30, 2026 or the year ended December 31, 2025. We were in compliance with applicable covenants under the bank credit facility and our senior notes as of September 30, 2026.

Bank Debt

In October 2025, we entered into an amended and restated revolving bank facility (which we refer to as our bank debt or our bank credit facility) which is secured by substantially all of our assets and has a maturity date of October 2, 2030. The bank credit facility provides for a maximum facility amount of $4.0 billion and an initial borrowing base of $3.0 billion and bank commitments totaling $2.0 billion. The bank credit facility is subject to annual re-determinations and event-driven unscheduled re-determinations. As of September 30, 2026, our bank group was composed of seventeen financial institutions. The borrowing base may be increased or decreased based on our request and sufficient proved reserves, as determined by the bank group. The commitment amount may be increased to the borrowing base, subject to payment of a mutually acceptable commitment fee to those banks agreeing to participate in the facility increase. Borrowings under the bank credit facility can either be at the alternate base rate (ABR, as defined in the bank credit facility agreement) plus a spread ranging from 0.75% to 1.75% or at the secured overnight financing rate (SOFR, as defined in the bank credit facility agreement) plus a spread ranging from 1.75% to 2.75%. The applicable spread is dependent upon borrowings relative to the borrowing base. We may elect, from time to time, to convert all or any part of our SOFR loans to base rate loans or to convert all or any part of the base rate loans to SOFR loans. A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. As of September 30, 2026, the commitment fee was 0.375% and the interest rate margin was 0.75% on our ABR loans and 1.75% on our SOFR loans. The weighted average interest rate was 5.5% for the three and nine months ended September 30, 2026 compared to 6.4% for the three and nine months ended September 30, 2025.

As part of our re-determination completed in March 2026, our borrowing base was reaffirmed at $3.0 billion and our bank commitment was also reaffirmed at $2.0 billion. On September 30, 2026, bank commitments totaled $2.0 billion and we had $294.0 million outstanding on our bank credit facility. Additionally, on September 30, 2026, we had $165.1 million of undrawn letters of credit, leaving approximately $1.5 billion of committed borrowing capacity available under the facility.

Senior Notes

In January 2026, we fully redeemed the principal balance of our 8.25% senior notes due 2029 at 101.375% of par by borrowing on our bank credit facility. We recognized a loss on early extinguishment of debt of $12.3 million including the expense of the remaining unamortized debt issuance costs on the 8.25% senior notes due 2029.

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

(6) ASSET RETIREMENT OBLIGATIONS

Activity related to our liability for plugging and abandonment costs for the nine months ended September 30, 2026 and the year ended December 31, 2025 is as follows (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Beginning of period	$148,952	$133,767
Liabilities incurred	2,229	3,778
Liabilities settled	(510)	(865)
Accretion expense	6,353	7,683
Change in estimate	—	4,589
End of period	157,024	148,952
Less current portion	(1,173)	(1,173)
Long-term asset retirement obligations	$155,851	$147,779

(7) DERIVATIVE ACTIVITIES

The following table sets forth our commodity-based derivative volumes, weighted average hedge prices and fair market values by year and instrument type as of September 30, 2026, excluding our basis swaps which are discussed separately below. Weighted average hedge prices are shown on a per Mmbtu basis for natural gas instruments and per barrel basis for oil and NGLs instruments. All fair values presented in the table below utilize Level 2 inputs except for C3 (propane) collars, which utilize Level 3 inputs. All fair market values ("FMV") are presented in thousands:

Period	Contract Type	Volume Hedged	Weighted Average Hedge Price				FMV
			Swap	Sold Put	Floor	Ceiling
Natural Gas (a)
Oct - Dec 2026	Swaps	300,000 Mmbtu/day	$4.06				$25,511
Oct - Dec 2026	Three-way Collars	316,848 Mmbtu/day		$2.76	$3.71	$5.08	$17,115
2027	Swaps	270,000 Mmbtu/day	$4.05				$80,345
2027	Three-way Collars	80,000 Mmbtu/day		$3.00	$4.00	$4.75	$15,438
2028	Collars	20,000 Mmbtu/day			$3.50	$4.50	$833
2028	Three-way Collars	180,000 Mmbtu/day		$2.50	$3.50	$4.50	$(358)
2029	Three-way Collars	15,000 Mmbtu/day		$2.50	$3.50	$4.50	$(322)

Oil
Oct - Dec 2026	Three-way Collars	1,000 bbls/day		$70.00	$83.50	$100.00	$103

NGLs
Oct - Dec 2026	C3 Collars	6,000 bbls/day			$31.50	$35.91	$(964)
Oct - Dec 2026	C4 Swaps	4,000 bbls/day	$54.60				$(523)
Oct - Dec 2026	C5 Swaps	3,989 bbls/day	$82.52				$(445)
Jan - Mar 2027	C3 Collars	13,500 bbls/day			$31.71	$36.71	$(1,051)
(a)
We also sold natural gas call swaptions of 150,000 Mmbtu/day for 2028 at a weighted average price of $4.00/Mmbtu that expire in December 2026. The fair value of these contracts as of September 30, 2026, which utilizes Level 3 inputs, was a derivative liability of $1.1 million.

Basis Swap Contracts

In addition to the commodity derivatives described above, as of September 30, 2026, we had natural gas basis swap contracts which lock in the differential between NYMEX Henry Hub and certain of our physical pricing indices. These contracts settle through December 2030 and include a total volume of 165,327,500 Mmbtu. The fair value of these contracts was a liability of $8.4 million as of September 30, 2026.

Derivative Assets and Liabilities

The combined fair value of derivatives included in the accompanying consolidated balance sheets as of September 30, 2026 and December 31, 2025 is summarized below. The assets and liabilities are netted where derivatives with both gain and loss positions are held by a single counterparty and we have master netting arrangements. The tables below provide additional information relating to our master netting arrangements with our derivative counterparties (in thousands):

	September 30, 2026	December 31, 2025
Derivative assets:
Gross amounts of recognized assets	$167,372	$87,458
Gross amounts offset in the consolidated balance sheets	(36,005)	(18,061)
Net amounts of assets presented in the consolidated balance sheets	$131,367	$69,397

	September 30, 2026	December 31, 2025
Derivative (liabilities):
Gross amounts of recognized (liabilities)	$(41,154)	$(21,620)
Gross amounts offset in the consolidated balance sheets	36,005	18,061
Net amounts of (liabilities) presented in the consolidated balance sheets	$(5,149)	$(3,559)

Derivative Fair Value Income (Loss)

The effects of our derivatives on our consolidated statements of income are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Natural gas derivatives	$67,416	$90,401	$126,764	$80,927
NGLs derivatives	(5,560)	2,771	(10,969)	5,096
Oil derivatives	(3,738)	(226)	(17,566)	2,713
Total derivative fair value income	$58,118	$92,946	$98,229	$88,736

(8) FAIR VALUE MEASUREMENTS

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information on the fair value hierarchy, refer to Note 2 of the Notes to the Consolidated Financial Statements in the Form 10-K. As of September 30, 2026, a portion of our natural gas derivative instruments contain swaptions where the counterparty has the right, but not the obligation, to enter into a fixed price swap on a pre-determined date. If exercised, the swaption contract becomes a swap treated consistently with our fixed price swaps. As of September 30, 2026, we used a weighted average implied volatility of 14% for natural gas swaptions. As of September 30, 2026, we also utilized collars for propane that include unobservable inputs due to a lack of published volatility data and used a weighted average implied volatility of 41% for these collars. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

Nine Months Ended September 30, 2026
Balance as of December 31, 2025	$(603)
Additions	(3,127)
Settlements	603
Balance as of September 30, 2026	$(3,127)

The following presents the carrying amounts and the fair values and hierarchy of our financial instruments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity derivatives (a)	$131,367	$131,367	$69,397	$69,397
Marketable securities (b)	69,057	69,057	65,436	65,436
(Liabilities):
Commodity derivatives (a)	(5,149)	(5,149)	(3,559)	(3,559)
Bank credit facility (c)	(294,000)	(294,000)	(118,000)	(118,000)
8.25% senior notes due 2029 (c)	—	—	(600,000)	(609,186)
4.75% senior notes due 2030 (c)	(500,000)	(475,130)	(500,000)	(493,895)
Deferred compensation plan (d)	(75,828)	(75,828)	(74,410)	(74,410)

(a)
Fair values for commodity derivatives utilize Level 2 inputs with the exception of swaptions and propane collars, which utilize Level 3 inputs. The fair value of swaption contracts as of September 30, 2026 was a derivative liability of $1.1 million and the fair value of propane collars as of September 30, 2026 was a derivative liability of $2.0 million.
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

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments and (2) our historical and expected incurrence of bad debt expense. Our allowance for uncollectible receivables was $248,000 as of September 30, 2026 and $248,000 as of December 31, 2025. Non-financial liabilities initially measured at fair value include asset retirement obligations, operating lease liabilities and the divestiture contract obligation that we incurred in conjunction with the sale of our North Louisiana assets.

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Our proved natural gas and oil properties are reviewed for impairment periodically as events or changes in circumstances indicate the carrying amount may not be recoverable. There were no proved property impairment charges for first nine months 2026 or 2025.

Concentrations of Credit Risk

As of September 30, 2026, our primary concentrations of credit risk are the risk of not collecting accounts receivable and the risk of a counterparty’s failure to perform under derivative obligations. To manage counterparty risk associated with our derivatives, we select and monitor our counterparties based on our assessment of their financial strength and/or credit ratings. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial. As of September 30, 2026, our derivative counterparties included seventeen financial institutions, of which twelve were secured lenders in our bank credit facility. As of September 30, 2026, our net derivative position includes an aggregate net payable of $2.5 million to two counterparties not included in our bank credit facility and an aggregate net receivable of $5.0 million from three counterparties not included in our bank credit facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct operating expense	$537	$525	$1,601	$1,566
Brokered natural gas, NGLs and marketing expense	676	626	2,277	2,268
Exploration expense	396	285	1,116	998
General and administrative expense	9,952	9,448	31,048	28,885
Total stock-based compensation expense	$11,561	$10,884	$36,042	$33,717

The mark-to-market adjustment of the liability related to the restricted stock Liability Awards held in our deferred compensation plan as recorded in deferred compensation plan expense on our consolidated statements of income is directly tied to the change in our stock price and not directly related to functional expenses and, therefore, is not allocated to the functional categories above.

Time-based - Equity Awards ("Equity Awards"). These awards are expensed ratably over the service period associated with the awards based on fair value. Fair value is based on prevailing market price on the date of grant and is expensed over a service period up to three years. We recorded compensation expense for these outstanding Equity Awards of $29.6 million in first nine months 2026 compared to $28.7 million in the same period of 2025.

Time-based - Liability Awards ("Liability Awards"). There have been no significant grants since 2022, and we have no compensation expense recorded for these awards in 2026. Liability Awards were historically contributed into the deferred compensation plan (see further discussion below).

Performance-based - TSR Awards ("TSRs" or "TSR Awards"). The fair value of the TSR Awards is estimated on the date of grant using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period of three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the life of the grant.

Beginning in 2026, we granted performance awards that include (i) "relative" TSR units that will have payouts determined based on our total shareholder return relative to a peer group at the end of the performance period, which are similar to TSR grants made historically and (ii) "absolute" TSR units that will have payouts determined based on total shareholder return targets of our common stock for the performance period. We recorded compensation expense for TSR Awards of $6.2 million in first nine months 2026 compared to $4.3 million in the same period of 2025. Fair value is amortized over the performance period with no adjustment to the expense recorded for actual targets achieved. The following assumptions were used to estimate the fair value of the TSR Awards granted during first nine months 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.5%	4.2%
Expected annual volatility	35%	46%
Grant date fair value per unit - relative TSR units	$40.46	$44.39
Grant date fair value per unit - absolute TSR units	$38.47	$—

Equity Award Summary

The following is a summary of the activity for our time-based and performance-based stock awards for the nine months ended September 30, 2026:

	Time-Based Equity Awards		Performance-Based Stock Awards
	Shares	Weighted Average Grant Date Fair Value	Number of Units (a)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,104,628	$36.37	620,208	$35.13
Granted	1,184,226	35.98	236,122	39.79
Vested	(841,510)	35.14	(145,747)	26.86
Forfeited	(36,252)	36.21	—	—
Outstanding as of September 30, 2026	1,411,092	$36.77	710,583	$38.37
(a)
Amounts granted reflect performance units granted. The actual payout will be between zero and 200% depending on achievement of the total stockholder return compared to our peers over the performance period and our absolute shareholder return ranking.

Deferred Compensation Plan

The assets of our deferred compensation plan are held in a grantor trust, which we refer to as the Rabbi Trust, and are therefore available to satisfy the claims of our general creditors in the event of bankruptcy or insolvency. Our common stock held in the Rabbi Trust is accounted for as Liability Awards and is adjusted to fair value each reporting period by a charge or credit to deferred compensation plan expense on our consolidated statements of income. The Rabbi Trust held 195,000 shares (186,000 vested shares) of Range common stock as of September 30, 2026 compared to 266,000 shares (258,000 vested shares) as of December 31, 2025.

Trading securities. Our trading securities held in the deferred compensation plan are accounted for using the mark-to-market accounting method and are included in other assets in the accompanying consolidated balance sheets. We elected to adopt the fair value option to simplify our accounting for the investments in our deferred compensation plan. Interest, dividends, and mark-to-market gains or losses are included in the changes in our deferred compensation assets and liabilities on the accompanying consolidated balance sheets. For third quarter 2026, interest and dividends were $183,000 and the mark-to-market loss was $651,000 compared to interest and dividends of $281,000 and a mark-to-market gain of $3.4 million in third quarter 2025. For first nine months 2026, interest and dividends were $413,000 and the mark-to-market gain was $4.3 million compared to interest and dividends of $617,000 and a mark-to-market gain of $6.7 million in first nine months 2025.

(10) CAPITAL STOCK

Treasury Stock

In February 2026, our Board of Directors approved an increase to our existing stock repurchase program to an aggregate $1.5 billion. Our total remaining share repurchase authorization was approximately $1.4 billion as of September 30, 2026. In first nine months 2026 we repurchased 2.8 million shares at an aggregate cost of $105.5 million ($106.1 million including the 1% excise tax). The following is a schedule of the change in treasury shares based on settlement date for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	35,915,000	33,115,000
Shares repurchased	—	2,800,000
Ending balance	35,915,000	35,915,000

(11) EXIT COSTS

In third quarter 2020, the Company sold its North Louisiana assets and retained certain gathering, transportation and processing obligations which extend into 2030. These are contracts where we will not realize any future benefit. The estimated obligations are included in current and long-term divestiture contract obligation in our consolidated balance sheets. In the first nine months 2026, we recorded accretion expense of $20.0 million compared to $25.5 million in the same period of the prior year. Also during the first nine months 2026, we recorded a net adjustment of $2.9 million to increase this obligation for a change in expected throughput volumes.

The following details the accrued exit cost liability activity for the nine months ended September 30, 2026 (in thousands):

Exit Costs
Balance as of December 31, 2025	$278,428
Accretion of discount	20,003
Changes in estimate	2,850
Payments	(59,798)
Balance as of September 30, 2026	$241,483

(12) SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided from operating activities included:
Federal income taxes paid to taxing authorities	$(4,750)	$(3,800)
State income taxes paid to taxing authorities (a)	(6,325)	(3,300)
Interest paid	(73,068)	(99,385)
Non-cash investing activities included:
Increase in asset retirement costs capitalized	2,229	3,007
Increase in accrued capital expenditures	4,331	3,147
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

We have incurred and will continue to incur capital, operating and remediation expenditures as a result of environmental laws and regulations. As of September 30, 2026, liabilities for remediation were not material. We are not aware of any environmental claims existing as of September 30, 2026 that have not been provided for or would otherwise have a material impact on our financial position or results of operations. Environmental liabilities normally involve estimates that are subject to revision until final resolution, settlement or remediation occurs.

Transportation, Gathering and Processing Contracts

In first nine months 2026, our firm transportation, gathering and processing minimum commitments over the next 15 years increased by approximately $1.5 billion from December 31, 2025, primarily due to the addition of natural gas transportation capacity through 2041 that started in June 2026 and additional processing capacity that started in September 2026. These commitments were previously disclosed in our Form 10-K as contingent on completion of construction.

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

We believe these wells exhibit sufficient quantities of natural gas to justify future development. The remaining suspended well requires completion activities and infrastructure expansion in order to classify the reserves as proved. The following table reflects the changes in capitalized exploratory well costs for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
	(in thousands)
Balance at beginning of period	$19,292	$12,569
Additions to capitalized exploratory well costs pending proved reserves determination	9,888	6,723
Reclassifications to development cost based on determination of proved reserves	(22,332)	—
Capitalized exploratory well costs, charged to expense	—	—
Balance at end of period	$6,848	$19,292
Less exploratory well costs capitalized for one year or less	$—	$—
Exploratory well costs capitalized for more than one year	$6,848	$19,292
Number of projects with exploratory well costs capitalized for more than one year	1	2

(15) NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization (a)

	September 30, 2026	December 31, 2025
	(in thousands)
Natural gas, NGLs and oil properties:
Properties subject to depreciation, depletion and amortization	$12,142,062	$11,635,187
Unproved properties	834,765	832,757
Total	12,976,827	12,467,944
Accumulated depletion and depreciation	(6,035,461)	(5,759,578)
Net capitalized costs	$6,941,366	$6,708,366
(a)
Includes capitalized asset retirement costs and the associated accumulated amortization.

Costs Incurred for Property Acquisition, Exploration and Development (b)

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
	(in thousands)
Acquisitions:
Acreage purchases	$17,554	$51,802
Development	500,338	601,326
Exploration:
Drilling	36	6,723
Expense	17,365	28,824
Stock-based compensation expense	1,116	1,355
Pipeline and facilities:
Development	3,566	8,860
Subtotal	539,975	698,890
Asset retirement obligations	2,229	8,367
Total costs incurred	$542,204	$707,257

(b) Includes costs incurred whether capitalized or expensed.

(16) SUBSEQUENT EVENT

On October 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EQT Corporation (“EQT”) to combine via an all-stock merger transaction (the “Merger”). EQT is a vertically integrated American natural gas company with upstream and midstream operations focused in the Appalachian Basin. Under terms of the Merger Agreement, at closing Company shareholders will receive a fixed exchange ratio of 0.987 shares of EQT common stock for each share of Company common stock. Upon completion, EQT shareholders will own approximately 73 percent of the combined company and Company shareholders will own approximately 27 percent on a fully diluted basis. The respective Boards of Directors of the Company and EQT unanimously approved the Merger, which is subject to the approval of the shareholders of each of the Company and EQT and the receipt of regulatory approvals, among other conditions. The Merger Agreement contains customary pre-closing covenants, including the obligation of the Company to conduct its business in the ordinary course and the obligations of each of the Company and EQT to refrain from taking certain specified actions without the consent of the other party. Until the approval by shareholders and subsequent closing, the Company must continue to operate as a stand-alone company. Under certain specified circumstances in which the Merger Agreement is terminated, the Company would be required to pay EQT a termination fee of $423 million, and EQT would be required to pay the Company a termination fee of $1.148 billion.

The Merger is expected to close during the first quarter of 2027, subject to shareholder and regulatory approvals and other customary closing conditions.

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

Merger with EQT

On October 25, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EQT Corporation (“EQT”) to combine via an all-stock merger transaction (the “Merger”). For additional information about the Merger, see Note 16 to our consolidated financial statements in Item 1 of Part I and Risk Factors in Item 1A of Part II.

Market Conditions

We believe we are positioned for sustainable long-term success. We continue to monitor the impact of the actions of OPEC and other large hydrocarbon producing nations; the Russia-Ukraine war; military action in, and flows of energy from, the Middle East; global inventories of natural gas, NGLs and oil; future U.S. infrastructure investment; future monetary and fiscal policy; tariffs and their impacts on global trade and energy demand; and governmental policies aimed at the energy sector, including those focused on transitioning towards lower carbon energy. We expect prices for the commodities we produce to remain volatile given the complex dynamics of supply and demand that exist in the global energy markets. Longer-term natural gas futures prices remain constructive based on market expectations of continued liquefied natural gas ("LNG") export expansion and increasing global power demand, while associated gas-related activity in oil basins and dry gas basin activity are expected to show modest rates of growth due to infrastructure constraints, moderated reinvestment rates and inventory deterioration. In addition, the global energy shortage experienced in recent years and geopolitical disruptions of energy flows from key producing regions further highlighted the need for affordable and reliable fuel sources, supporting continued strong structural demand growth for U.S. LNG exports, as well as domestic electricity generation. Other factors such as supply chain disruptions, cost inflation, concerns over a potential economic recession and the pace of changes in global monetary policy may impact global demand for natural gas, NGLs and oil. We continue to assess and monitor the impact of these factors on our business and operations.

Benchmarks decreased for natural gas and increased for NGLs and oil in third quarter 2026 when compared to the same period of the prior year. In the third quarter 2026, average natural gas prices decreased year-over-year primarily due to U.S. production growth and uncertain forecasts of winter weather related demand. Conversely, NGLs and oil prices rose due to global demand for U.S production. Benchmarks increased for natural gas, oil and NGLs in first nine months 2026 when compared to the same period of the prior year.

The following table lists related benchmarks for natural gas, oil and NGLs composite prices for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Benchmarks:
Average NYMEX prices (a)
Natural gas (per mcf)	$2.95	$3.07	$3.57	$3.39
Oil (per bbl)	85.60	64.98	83.57	66.32
Mont Belvieu NGLs composite (per gallon) (b)	0.62	0.52	0.59	0.57
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

Consolidated Results of Operations

Overview of Third Quarter 2026 Results

In third quarter 2026, we experienced an increase in revenue from the sale of natural gas, NGLs and oil compared to the same quarter of 2025, due to a 5% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) combined with a 12% increase in total production.

During third quarter 2026, we recognized net income of $175.3 million, or $0.75 per diluted common share compared to net income of $144.3 million, or $0.60 per diluted common share during third quarter 2025. The higher net income in third quarter 2026 compared to third quarter 2025 is primarily due to increased realized prices combined with an increase in production.

Our third quarter 2026 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 21% from the same period of 2025 due to an 8% increase in average realized prices (before cash settlements on our derivatives) combined with a 12% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 17% from the same period of 2025;
•
direct operating expense per mcfe increased to $0.13 during third quarter 2026 compared to $0.12 during the same period of 2025, primarily due to higher workovers and increased water hauling costs due to higher diesel prices;
•
transportation, gathering, processing and compression per mcfe was $1.52 in third quarter 2026 compared to $1.47 in the same period of 2025, primarily due to increased processing costs that are driven by higher commodity prices;
•
general and administrative expense per mcfe decreased to $0.21 in third quarter 2026 compared to $0.22 in the same period of 2025, primarily due to higher production volumes and lower legal expenses; and
•
interest expense per mcfe decreased 50% from the same period of 2025 due to lower debt balances and lower interest rates.

Third quarter 2026 also included the following returns of capital and balance sheet highlights:

•
paid $23.4 million of dividends, an 11% higher dividend of $0.10 per share compared to $0.09 per share in the same period of 2025; and
•
maintained substantial liquidity with $1.5 billion available under our credit facility.

We generated $307.6 million of cash from operating activities in third quarter 2026, an increase of $60.1 million from third quarter 2025, which reflects the impact of higher realized prices.

Overview of First Nine Months 2026 Results

In first nine months 2026, we experienced an increase in revenue from the sale of natural gas, NGLs and oil compared to the same period of 2025 due to a 13% increase in net realized prices (average prices including all derivative settlements and third-party transportation costs paid by us) and a 6% increase in total production.

During first nine months 2026, we recognized net income of $712.3 million, or $3.02 per diluted common share compared to net income of $478.9 million, or $1.99 per diluted common share during the same period 2025. The higher net income in first nine months 2026 compared to first nine months 2025 is primarily due to increased realized prices combined with an increase in total production.

Our first nine months 2026 financial and operating performance included the following results:

•
revenue from the sale of natural gas, NGLs and oil increased 18% from the same period of 2025 due to a 12% increase in average realized prices (before cash settlements on our derivatives) combined with a 6% increase in production volumes;
•
revenue from the sale of natural gas, NGLs and oil (including cash settlements on our derivatives) increased 15% from the same period of 2025;
•
direct operating expense per mcfe increased to $0.14 in first nine months 2026 compared to $0.12 the same period of 2025, primarily due to higher workovers, equipment maintenance, and increased water hauling costs due to higher diesel prices;
•
transportation, gathering, processing and compression per mcfe increased to $1.55 in first nine months 2026 compared to $1.51 in the same period of 2025, primarily due to an increase in processing costs that are driven by higher commodity prices;
•
general and administrative expense per mcfe increased to $0.22 in first nine months 2026 compared to $0.21 in the same period of 2025, primarily due to higher employee-related costs, software costs and office rent expense; and
•
interest expense per mcfe decreased 38% from the same period of 2025 due to lower debt balances and lower interest rates.

First nine months 2026 also included the following returns of capital and balance sheet highlights:

•
repurchased $105.5 million (2.8 million shares) of our common stock;
•
paid $70.8 million of dividends, increasing per share dividend by 11% to a cumulative $0.30 per share compared to $0.27 per share in the same period of 2025;
•
reduced our higher interest rate debt by redeeming $600 million principal balance of our 8.25% senior notes due 2029 by utilizing borrowings under the credit facility, while retaining $1.5 billion in available liquidity under our credit facility.

We generated $1.2 billion of cash from operating activities in first nine months 2026, an increase of $247.9 million from first nine months 2025, which reflects the impact of higher realized prices.

Natural Gas, NGLs and Oil Sales, Production and Realized Price Calculations

Our revenues vary primarily as a result of changes in realized commodity prices and production volumes. Our revenues are generally recognized when control of the product is transferred to the customer and collectability is reasonably assured. The following table illustrates the primary components of natural gas, NGLs and oil sales for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Natural gas, NGLs and oil sales
Natural gas	$371,772	$361,124	$10,648	3%	$1,415,649	$1,249,456	$166,193	13%
NGLs	320,962	224,375	96,587	43%	893,016	738,064	154,952	21%
Oil	45,185	25,992	19,193	74%	141,593	82,529	59,064	72%
Total natural gas, NGLs and oil sales	$737,919	$611,491	$126,428	21%	$2,450,258	$2,070,049	$380,209	18%

Production growth is generated as new wells are placed in production, which is partially offset by the natural decline in production of existing wells. Our production for the three and nine months ended September 30, 2026 and 2025 is set forth in the following table:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Production (a)
Natural gas (mcf)	156,406,269	141,133,949	15,272,320	11%	433,149,336	413,394,538	19,754,798	5%
NGLs (bbls)	11,653,966	10,158,612	1,495,354	15%	32,139,618	30,107,652	2,031,966	7%
Oil (bbls)	597,916	479,142	118,774	25%	1,928,670	1,483,512	445,158	30%
Total (mcfe) (b)	229,917,561	204,960,473	24,957,088	12%	637,559,064	602,941,522	34,617,542	6%

Average daily production (a)
Natural gas (mcf)	1,700,068	1,534,065	166,003	11%	1,586,628	1,514,266	72,362	5%
NGLs (bbls)	126,674	110,420	16,254	15%	117,728	110,284	7,444	7%
Oil (bbls)	6,499	5,208	1,291	25%	7,065	5,434	1,631	30%
Total (mcfe) (b)	2,499,104	2,227,831	271,273	12%	2,335,381	2,208,577	126,804	6%
(a)
Represents volumes sold regardless of when produced.
(b)
Oil and NGLs volumes are converted to mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil to natural gas, which is not indicative of the relationship between oil and natural gas prices.

Our average realized price received (including all derivative settlements and third-party transportation costs) during third quarter 2026 was $1.91 per mcfe compared to $1.82 per mcfe in third quarter 2025. Our average realized price received (including all derivative settlements and third-party transportation costs) during first nine months 2026 was $2.35 per mcfe compared to $2.08 per mcfe in first nine months 2025. Our average realized prices (excluding derivative settlements) do not include derivative settlements or third-party transportation costs which are reported in transportation, gathering, processing and compression expense in the accompanying consolidated statements of income. Our average realized prices (including derivative settlements) do not include transportation costs where we receive net revenue proceeds from purchasers. Our average realized prices (including derivative settlements and third-party transportation costs) calculation also includes all cash settlements for derivatives. We believe computed final realized prices should include the total impact of transportation, gathering, processing and compression expense. Our average realized price calculations for three and nine months ended September 30, 2026 and 2025 are shown below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Average Prices
Average realized prices (excluding derivative settlements):
Natural gas (per mcf)	$2.38	$2.56	$(0.18)	(7)%	$3.27	$3.02	$0.25	8%
NGLs (per bbl)	27.54	22.09	5.45	25%	27.79	24.51	3.28	13%
Oil (per bbl)	75.57	54.25	21.32	39%	73.41	55.63	17.78	32%
Total (per mcfe) (a)	3.21	2.98	0.23	8%	3.84	3.43	0.41	12%
Average realized prices (including derivative settlements):
Natural gas (per mcf)	$2.74	$2.96	$(0.22)	(7)%	$3.41	$3.24	$0.17	5%
NGLs (per bbl)	27.47	22.48	4.99	22%	27.54	24.68	2.86	12%
Oil (per bbl)	69.33	57.61	11.72	20%	64.25	57.46	6.79	12%
Total (per mcfe) (a)	3.43	3.29	0.14	4%	3.90	3.59	0.31	9%
Average realized prices (including derivative settlements and third-party transportation costs paid by Range):
Natural gas (per mcf)	$1.65	$1.84	$(0.19)	(10)%	$2.28	$2.11	$0.17	8%
NGLs (per bbl)	12.11	8.42	3.69	44%	12.10	10.07	2.03	20%
Oil (per bbl)	68.07	55.31	12.76	23%	63.01	55.67	7.34	13%
Total (per mcfe) (a)	1.91	1.82	0.09	5%	2.35	2.08	0.27	13%
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

Realized prices include the impact of basis differentials and gains or losses realized from our basis hedging. The prices we receive for our natural gas can be more or less than the NYMEX price because of adjustments for delivery location, relative quality and other factors. The following table provides this impact on a per mcf basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average natural gas differentials below NYMEX	$(0.57)	$(0.51)	$(0.30)	$(0.37)
Realized gains (losses) on basis hedging	$0.02	$0.02	$—	$(0.02)

The following tables reflect our production and average sales prices (excluding derivative settlements and third-party transportation costs paid by Range) (in thousands, except prices):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
Natural gas
Price (per mcf)	$2.56	$(0.18)	$—	$2.38	$3.02	$0.25	$—	$3.27
Production (Mmcf)	141,134	—	15,272	156,406	413,395	—	19,754	433,149
Natural gas sales	$361,124	$(28,430)	$39,078	$371,772	$1,249,456	$106,485	$59,708	$1,415,649

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
NGLs
Price (per bbl)	$22.09	$5.45	$—	$27.54	$24.51	$3.28	$—	$27.79
Production (Mbbls)	10,159	—	1,495	11,654	30,108	—	2,032	32,140
NGLs sales	$224,375	$63,559	$33,028	$320,962	$738,064	$105,140	$49,812	$893,016

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
Oil
Price (per bbl)	$54.25	$21.32	$—	$75.57	$55.63	$17.78	$—	$73.41
Production (Mbbls)	479	—	119	598	1,484	—	445	1,929
Oil sales	$25,992	$12,750	$6,443	$45,185	$82,529	$34,299	$24,765	$141,593

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	Price Variance	Volume Variance	2026	2025	Price Variance	Volume Variance	2026
Consolidated
Price (per mcfe)	$2.98	$0.23	$—	$3.21	$3.43	$0.41	$—	$3.84
Production (Mmcfe)	204,960	—	24,958	229,918	602,942	—	34,617	637,559
Total natural gas, NGLs and oil sales	$611,491	$51,970	$74,458	$737,919	$2,070,049	$261,358	$118,851	$2,450,258

Transportation, gathering, processing and compression expense was $349.9 million in third quarter 2026 compared to $301.1 million in third quarter 2025. These third-party costs were higher in third quarter 2026 compared to third quarter 2025 due to an increase in processing costs resulting from higher volumes along with higher commodity price-linked cost.

Transportation, gathering, processing and compression expense was $990.1 million in first nine months 2026 compared to $911.9 million in first nine months 2025. These third-party costs associated with NGLs were higher in first nine months 2026 compared to first nine months 2025 due to an increase in processing costs resulting from higher volumes along with higher commodity price-linked cost. Third-party costs associated with natural gas increased due to an increase in volumes and facility and equipment costs associated with gathering. We have included these costs in the calculation of average realized prices (including derivative settlements and third-party transportation expenses paid by Range). The following table summarizes transportation, gathering, processing and compression expense for the three and nine months ended September 30, 2026 and 2025 on a per mcf and per barrel basis (in thousands, except for costs per unit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Transportation, gathering processing and compression
Natural gas	$170,125	$157,194	$12,931	8%	$491,422	$469,416	$22,006	5%
NGLs	179,054	142,815	36,239	25%	496,252	439,862	56,390	13%
Oil	755	1,101	(346)	(31)%	2,401	2,655	(254)	(10)%
Total	$349,934	$301,110	$48,824	16%	$990,075	$911,933	$78,142	9%

Natural gas (per mcf)	$1.09	$1.11	$(0.02)	(2)%	$1.13	$1.14	$(0.01)	(1)%
NGLs (per bbl)	15.36	14.06	1.30	9%	15.44	14.61	0.83	6%
Oil (per bbl)	1.26	2.30	(1.04)	(45)%	1.24	1.79	(0.55)	(31)%
Total (per mcfe)	$1.52	$1.47	$0.05	3%	$1.55	$1.51	0.04	3%

Derivative fair value income was $58.1 million in third quarter 2026 compared to income of $92.9 million in third quarter 2025. Derivative fair value income was $98.2 million in first nine months 2026 compared to income of $88.7 million in first nine months 2025. All of our derivatives are accounted for using the mark-to-market accounting method. Mark-to-market accounting treatment can result in more volatility of our revenues as the change in the fair value of our commodity derivative positions is included in total revenue. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Gains on our derivatives generally indicate potentially lower wellhead revenues in the future while derivative losses indicate potentially higher future wellhead revenues. The following table summarizes the impact of our commodity derivatives for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative fair value income per consolidated statements of income	$58,118	$92,946	$98,229	$88,736

Non-cash fair value income (loss): (a)
Natural gas derivatives	$11,032	$33,981	$63,260	$(9,336)
NGLs derivatives	(4,763)	(1,229)	(2,983)	—
Oil derivatives	(6)	(1,839)	103	—
Total non-cash fair value income (loss) (a)	$6,263	$30,913	$60,380	$(9,336)

Net cash receipt (payment) on derivative settlements:
Natural gas derivatives	$56,384	$56,420	$63,504	$90,263
NGLs derivatives	(797)	4,000	(7,986)	5,096
Oil derivatives	(3,732)	1,613	(17,669)	2,713
Total net cash receipt	$51,855	$62,033	$37,849	$98,072
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

Brokered natural gas, NGLs and marketing revenue was $46.5 million in third quarter 2026 compared to $43.8 million in third quarter 2025, which is primarily the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. Brokered natural gas, NGLs and marketing revenue was $161.2 million in first nine months 2026 compared to $131.2 million in first nine months 2025, which is the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. We continue to optimize our transportation portfolio using these volumes. See also Brokered natural gas, NGLs and marketing expense below for more information on our net brokered margin.

Other income was $266,000 in third quarter 2026 compared to $284,000 in third quarter 2025. This includes $39,000 of interest income and a $3,000 gain on sale of assets in third quarter 2026 compared to $52,000 of interest income and a $6,000 loss on sale of assets in third quarter 2025. Other income was $832,000 in first nine months 2026 compared to $5.3 million in first nine months 2025. This includes $121,000 of interest income and a $32,000 gain on sale of assets in first nine months 2026 compared to $4.9 million of interest income and a $158,000 gain on sale of assets in first nine months 2025.

Operating Costs per Mcfe

We believe some of our expense fluctuations are best analyzed on a unit-of-production or per mcfe basis. The following table presents information about certain of our expenses on a per mcfe basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Direct operating expense	$0.13	$0.12	$0.01	8%	$0.14	$0.12	$0.02	17%
Taxes other than income	0.03	0.04	(0.01)	(25)%	0.03	0.04	(0.01)	(25)%
General and administrative expense	0.21	0.22	(0.01)	(5)%	0.22	0.21	0.01	5%
Interest expense	0.06	0.12	(0.06)	(50)%	0.08	0.13	(0.05)	(38)%
Depletion, depreciation and amortization expense	0.44	0.46	(0.02)	(4)%	0.44	0.46	(0.02)	(4)%

Direct operating expense was $30.9 million in third quarter 2026 compared to $23.8 million in third quarter 2025. Direct operating expenses include normally recurring expenses to operate and produce our wells, non-recurring workover costs and repair-related expenses. Our direct operating costs increased in third quarter 2026 primarily due to increased water hauling costs due to higher diesel prices and higher workovers. We completed workovers at a cost of $1.8 million in third quarter 2026 compared to $1.0 million in third quarter 2025.

Direct operating expense was $87.4 million in first nine months 2026 compared to $72.3 million in first nine months 2025. Our direct operating costs increased in first nine months 2026 primarily due to increased water hauling costs due to higher diesel prices, higher workovers and higher equipment maintenance. We completed workovers at a cost of $4.2 million workover costs in first nine months 2026 compared to $2.6 million in first nine months 2025. The following table summarizes direct operating expense per mcfe for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Direct operating
Lease operating expense	$0.12	$0.11	$0.01	9%	$0.13	$0.12	$0.01	8%
Workovers	0.01	—	0.01	100%	0.01	—	0.01	100%
Stock-based compensation	—	0.01	(0.01)	(100)%	—	—	—	—%
Total direct operating expense	$0.13	$0.12	$0.01	8%	$0.14	$0.12	$0.02	17%

Taxes other than income expense is predominantly comprised of the Pennsylvania impact fee which functions as a tax on unconventional natural gas and oil production in Pennsylvania. This impact fee was $7.0 million in third quarter 2026 compared to $7.9 million in third quarter 2025 and $19.4 million in first nine months 2026 compared to $22.2 million in first nine months 2025. The impact fee is based on drilling activities and is adjusted based on prevailing natural gas prices, which is consistent with the prior year. This category also includes franchise, real estate and other applicable taxes. The following table summarizes taxes other than income per mcfe for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Taxes other than income
Impact fee	$0.03	$0.04	$(0.01)	(25)%	$0.03	$0.04	$(0.01)	(25)%
Other	—	—	—	—%	—	—	—	—%
Total taxes other than income	$0.03	$0.04	$(0.01)	(25)%	$0.03	$0.04	$(0.01)	(25)%

General and administrative ("G&A") expense was $47.7 million in third quarter 2026 compared to $44.7 million in third quarter 2025. The third quarter 2026 increase of $3.0 million compared to the same period of 2025 is primarily due to higher employee-related costs slightly offset by lower legal expenses.

G&A expense was $140.7 million in first nine months 2026 compared to $128.5 million in first nine months 2025. The increase of $12.2 million is primarily due to higher employee-related costs, software costs and office rent expense. The following table summarizes G&A expense on a per mcfe basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
General and administrative
General and administrative	$0.16	$0.17	$(0.01)	(6)%	$0.17	$0.16	$0.01	6%
Stock-based compensation	0.05	0.05	—	—%	0.05	0.05	—	—%
Total general and administrative expense	$0.21	$0.22	$(0.01)	(5)%	$0.22	$0.21	$0.01	5%

Interest expense was $14.6 million in third quarter 2026 compared to $24.3 million in third quarter 2025. Interest expense was $48.5 million in first nine months 2026 compared to $80.2 million in first nine months 2025. The following table presents information about interest expense per mcfe for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Bank credit facility (a)	$0.03	$0.02	$0.01	50%	$0.04	$0.01	$0.03	300%
Senior notes	0.03	0.09	(0.06)	(67)%	0.03	0.11	(0.08)	(73)%
Amortization of debt issuance costs and other	—	0.01	(0.01)	(100)%	0.01	0.01	—	—%
Total interest expense	$0.06	$0.12	$(0.06)	(50)%	$0.08	$0.13	$(0.05)	(38)%
Average debt outstanding ($000)	$900,151	$1,278,826	$(378,675)	(30)%	$1,003,303	$1,495,083	$(491,780)	(33)%
Average interest rate (b)	6.1%	7.3%	(1.2)%	(16)%	6.1%	6.8%	(0.7)%	(10)%
(a)
Includes commitment fees.
(b)
Excludes debt issuance costs.

The decrease in interest expense for three and nine months ended September 30, 2026 compared to the same periods of 2025 was primarily due to lower average outstanding debt balances and lower average interest rates. In January 2026, we repaid the $600 million principal balance of our 8.25% senior notes due 2029 by utilizing borrowings on our credit facility. In May 2025, we repaid the remaining principal balance of $606.5 million of our 4.875% senior notes due 2025 by utilizing cash on hand and borrowing on our credit facility. We had $294.0 million outstanding on the bank credit facility as of September 30, 2026 compared to $129.0 million outstanding for the same period of 2025.

Depletion, depreciation and amortization ("DD&A") expense was $102.0 million in third quarter 2026 compared to $93.8 million in third quarter 2025 and $283.7 million in first nine months 2026 compared to $275.9 million in first nine months 2025. This increase in expense for the quarter and nine months ended September 30, 2026 compared to the same periods of the prior year was due to higher production volumes slightly offset by lower depletion rates. Depletion expense, the largest component of DD&A expense, was $0.43 per mcfe in third quarter 2026 and first nine months 2026 compared to $0.45 per mcfe in the same periods of 2025. We have historically adjusted our depletion rates in the fourth quarter of each year based on the year-end reserve report and at other times during the year when circumstances indicate there has been a significant change in reserves or costs. The following table summarizes DD&A expense per mcfe for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
DD&A
Depletion and amortization	$0.43	$0.45	$(0.02)	(4)%	$0.43	$0.45	$(0.02)	(4)%
Depreciation	—	—	—	—%	—	—	—	—%
Accretion and other	0.01	0.01	—	—%	0.01	0.01	—	—%
Total DD&A expense	$0.44	$0.46	$(0.02)	(4)%	$0.44	$0.46	$(0.02)	(4)%

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

Brokered natural gas, NGLs and marketing expense was $48.2 million in third quarter 2026 compared to $48.9 million in third quarter 2025 which is primarily the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. Brokered natural gas, NGLs and marketing expense was $165.7 million in first nine months 2026 compared to $142.1 million in first nine months 2025 which is primarily the result of higher broker natural gas sales volumes (volumes not related to our production) slightly offset by lower broker natural gas sales prices. The following table details our brokered natural gas, NGLs and marketing net margin for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Brokered natural gas, NGLs and marketing
Brokered natural gas sales	$42,890	$41,602	$149,625	$124,438
Brokered NGLs sales	1,425	758	5,118	2,289
Other marketing revenue	2,208	1,447	6,505	4,497
Brokered natural gas purchases and transportation	(43,329)	(44,695)	(150,874)	(130,522)
Brokered NGLs purchases	(1,279)	(683)	(4,991)	(2,048)
Other marketing expense	(3,598)	(3,504)	(9,801)	(9,498)
Brokered natural gas, NGLs and marketing net margin	$(1,683)	$(5,075)	$(4,418)	$(10,844)

Exploration expense was $6.0 million in third quarter 2026 compared to $8.1 million in third quarter 2025 primarily due to lower delay rentals. Exploration expense was $18.5 million in first nine months 2026 compared to $22.4 million in first nine months 2025 primarily due to lower delay rentals. The following table details our exploration expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
Exploration
Delay rentals and other	$3,938	$5,397	$(1,459)	(27)%	$12,447	$16,056	$(3,609)	(22)%
Seismic	410	866	(456)	(53)%	430	994	(564)	(57)%
Personnel expense	1,209	1,557	(348)	(22)%	4,488	4,376	112	3%
Stock-based compensation expense	396	285	111	39%	1,116	998	118	12%
Total exploration expense	$5,953	$8,105	$(2,152)	(27)%	$18,481	$22,424	$(3,943)	(18)%

Abandonment and impairment of unproved properties expense was $5.8 million in third quarter 2026 compared to $4.9 million in third quarter 2025. Abandonment and impairment of unproved properties expense was $14.2 million in first nine months 2026 compared to $16.3 million in first nine months 2025. Abandonment and impairment of unproved properties for third quarter 2026 increased compared to the same period of 2025 due to higher expected lease expirations in Pennsylvania and first nine months 2026 decreased compared to the same period of 2025 due to lower than expected lease expirations in Pennsylvania. When we do not intend to drill on a property prior to expiration, we have allowed acreage to expire. We also expect to strategically allow expirations in the future, as we believe certain acreage needed for our future development plans can be efficiently leased again prior to development.

Exit costs were $6.3 million in third quarter 2026 compared to $8.1 million in third quarter 2025. Exit costs were $22.9 million in first nine months 2026 compared to $25.5 million in first nine months 2025. These costs are associated with normal accretion expense primarily related to retained liabilities for certain gathering, transportation and processing obligations extending through 2030. There was an additional $2.9 million of exit costs incurred in second quarter 2026 associated with the change in expected throughput volumes associated with this obligation.

Deferred compensation plan had a gain of $52,000 in third quarter 2026 compared to a gain of $765,000 in third quarter 2025. Deferred compensation plan expense was $735,000 in first nine months 2026 compared to an expense of $2.0 million in first nine months 2025. This non-cash item relates to the increase or decrease in value of the liability associated with our common stock that is vested and held in our deferred compensation plan. The deferred compensation liability is adjusted to fair value by a charge or a credit to deferred compensation plan expense based on the number of vested shares in the plan at the time. The change in both periods is related to the change in Range stock price at the end of each period combined with fewer shares being held within the deferred compensation plan. The deferred compensation plan held 195,000 shares (186,000 vested shares) of Range common stock as of September 30, 2026 compared to

266,000 shares (258,000 vested shares) as of September 30, 2025.

Income tax expense was $48.7 million in third quarter 2026 compared to an expense of $39.0 million in third quarter 2025. Income tax expense was $193.5 million in first nine months 2026 compared to an expense of $116.2 million in first nine months 2025. The 2026 effective tax rates were not materially different than the federal statutory rate. The 2025 effective tax rates were different than the statutory tax rates due to tax credits, state income taxes and equity compensation.

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

Cash Flows

The following table presents sources and uses of cash and cash equivalents for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Sources of cash and cash equivalents
Operating activities	$1,161,752	$913,818
Disposal of assets	67	161
Borrowings on credit facility	2,262,000	885,000
Other	12,370	35,144
Total sources of cash and cash equivalents	$3,436,189	$1,834,123

Uses of cash and cash equivalents
Additions to natural gas, NGLs and oil properties	$(506,436)	$(433,415)
Repayments on credit facility	(2,086,000)	(756,000)
Acreage purchases	(21,192)	(51,499)
Additions to field service assets and other	(9,875)	(2,036)
Repayment of senior notes	(608,250)	(608,699)
Treasury stock purchases	(105,476)	(176,613)
Dividends paid	(70,834)	(64,437)
Other	(28,318)	(45,739)
Total uses of cash and cash equivalents	$(3,436,381)	$(2,138,438)

Sources of Cash and Cash Equivalents

Cash flows provided from operating activities in first nine months 2026 were $1.2 billion compared to $913.8 million in first nine months 2025. Cash provided from operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. As of September 30, 2026, we have hedged more than 30% of our projected production for the remainder of 2026. Changes in working capital (as reflected in our consolidated statements of cash flows) for first nine months 2026 was a negative $46.4 million compared to a negative $41.8 million for first nine months 2025.

Borrowings on credit facility in first nine months 2026 were $2.3 billion, of which $608.3 million was utilized for the early redemption of principal of our 8.25% senior notes due 2029. Borrowings net of repayments on the credit facility for first nine months 2026 brought the credit facility balance to $294.0 million as of September 30, 2026.

Uses of Cash and Cash Equivalents

Additions to natural gas, NGLs and oil properties for first nine months 2026 were consistent with expectations relative to our announced 2026 capital budget.

Repayment of senior notes for first nine months 2026 includes the early redemption of principal of our 8.25% senior notes due 2029 through utilization of borrowings on our credit facility.

Treasury stock purchases for first nine months 2026 include the repurchase and settlement of 2.8 million shares for a total of $105.5 million (excluding cost of the 1% excise tax) as part of our previously announced stock repurchase program.

Liquidity and Capital Resources

Our main sources of liquidity are cash on hand, internally generated cash flow from operations, our bank credit facility and capital market transactions. As of September 30, 2026, we had approximately $1.5 billion of liquidity consisting of $12,000 of cash on hand and $1.5 billion available under our bank credit facility. Our borrowing base can be adjusted as a result of changes in commodity prices, acquisitions or divestitures of proved properties or financing activities. We may draw on our bank credit facility to meet short-term cash requirements.

We expect our 2026 capital program to be funded by cash flows from operations. During the nine months ended September 30, 2026, we generated $1.2 billion of cash flows from operating activities.

Bank Credit Facility

Our bank credit facility is secured by substantially all of our assets. As of September 30, 2026, we had a balance of $294.0 million on our credit facility and we maintained a borrowing base of $3.0 billion and aggregate lender commitments of $2.0 billion. We had undrawn letters of credit of $165.1 million as of September 30, 2026, which reduced our borrowing capacity under our bank credit facility.

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

We currently must comply with certain financial and non-financial covenants, including limiting dividend payments, debt incurrence and requirements that we maintain certain financial ratios (as defined in our bank credit facility agreement). We were in compliance with all such covenants as of September 30, 2026.

Capital Requirements

We use cash for the development, exploration and acquisition of natural gas properties and for the payment of gathering, transportation and processing costs, operating, general and administrative costs, taxes and debt obligations, including interest, dividends and share repurchases. Expenditures for the development, exploration and acquisition of natural gas properties are the primary use of our capital resources. During first nine months 2026, we used operating cash flows to fund $537.5 million of capital expenditures as reported in our consolidated statement of cash flows within investing activities. The amount of our future capital expenditures will depend upon a number of factors including our cash flows from operating, investing and financing activities, infrastructure availability, supply and demand fundamentals and our ability to execute our development program. In addition, the impact of commodity prices on investment opportunities, the availability of capital and the timing and results of our development activities may lead to changes in funding requirements for future development. We periodically review our budget to assess changes in current and projected cash flows, debt requirements and other factors.

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

Cash Dividend Payments

On August 28, 2026, our Board of Directors announced the approval of a dividend of $0.10 per share payable on September 25, 2026, to stockholders of record at the close of business on September 11, 2026. The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and primarily depends on cash flow, capital expenditures, debt covenants and various other factors.

Stock Repurchase Program

In February 2026, our Board of Directors approved an increase to our existing stock repurchase program to an aggregate $1.5 billion. Our total remaining share repurchase authorization was approximately $1.4 billion as of September 30, 2026.

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

Interest Rates

As of September 30, 2026, we had approximately $500 million of senior notes which bore a fixed interest rate of 4.75%. Bank debt totaling $294.0 million bears interest at a floating rate, which was 5.6% as of September 30, 2026.

Off-Balance Sheet Arrangements

We do not currently utilize any significant off-balance sheet arrangements with unconsolidated entities to enhance our liquidity or capital resource position, or for any other purpose. However, as is customary in the oil and gas industry, we have various contractual work commitments, some of which are described above under Cash Contractual Obligations.

Changes in Prices and Costs

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, NGLs and oil prices and the costs to produce our reserves. Natural gas, NGLs and oil prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our costs and expenses are affected by commodity prices, general inflation and tariffs. We expect costs for the remainder of 2026 to continue to be a function of supply and demand.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including certain sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements concerning trends or events potentially affecting our business. Such forward-looking statements include, but are not limited to, statements regarding the proposed Merger between EQT and the Company, the expected closing of the Merger and the timing thereof and the pro forma combined company and its operations, strategies and plans, integration, debt levels and leverage ratio, capital expenditures, cash flows and anticipated uses thereof, synergies, opportunities and anticipated future performance, expected accretion to earnings and free cash flow and anticipated dividends. These statements typically contain words such as “anticipates,” “believes,” “expects,” “targets,” “plans,” “estimates,” “predicts,” “may,” “should,” “would” or similar words indicating that future outcomes are uncertain. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements. These important factors include, without limitation, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the possibility that shareholders of EQT may not approve the issuance of EQT shares required in the Merger; the possibility that the shareholders of Range may not adopt the Merger Agreement; the risk that EQT or Range may be unable to obtain governmental and regulatory approvals required for the Merger, or required governmental and regulatory approvals may delay the Merger or result in the imposition of conditions that could cause the parties to abandon the Merger; the risk that the parties may not be able to satisfy the conditions to the Merger in a timely manner or at all; risks related to disruption of management’s time from ongoing business operations due to the Merger; the risk that any announcements relating to the Merger could have adverse effects on the market price of EQT’s or Range’s common stock; the risk of any unexpected costs or expenses resulting from the Merger; the risk of any litigation relating to the Merger; the risk that the Merger and its announcement could have an adverse effect on the ability of EQT and Range to retain and hire key personnel, on the ability of EQT or Range to attract third-party customers and maintain their relationships with derivatives and joint venture counterparties and on EQT’s and Range’s operating results and businesses generally; the risk that problems may arise in successfully integrating the businesses of EQT and Range, which may result in the combined company not operating as effectively and efficiently as expected; the risk that the combined company may be unable to achieve synergies or other anticipated benefits of the Merger or it may take longer than expected to achieve those synergies or benefits and other important factors that could cause actual results to differ materially from those projected; the volatility in commodity prices for crude oil and natural gas; the effect of future regulatory or legislative actions on EQT and Range or the industry in which they operate, including the risk of new restrictions with respect to oil and natural gas development activities; the risk that the credit ratings of the combined business may be different from what EQT and Range expect; the ability of management to execute its plans to meet its goals and other risks inherent in EQT’s and Range’s businesses; public health crises and any related government policies and actions; the potential disruption or interruption of EQT’s or Range’s operations due to war, accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond EQT’s or Range’s control; and the combined company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our current forecasts for our existing operations and do not include the potential impact of any future events, including the Merger. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. For additional risk factors affecting our business, see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026.

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

Market Risk

We are exposed to market risks related to natural gas, NGLs and oil prices, which are difficult to predict. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. These derivative instruments apply to a varying portion of our production and provide partial price protection. These arrangements can limit the benefit to us of increases in prices but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the derivatives. Realized prices are influenced by the complex dynamics of supply and demand that exist in the global energy markets. Changes in natural gas prices affect us more than changes in oil prices because approximately 64% of our December 31, 2025 proved reserves are natural gas and 1% of proved reserves are oil. In addition, a portion of our NGLs, which are 35% of proved reserves, are also impacted by changes in oil and natural gas prices. At times, we are also exposed to market risks related to changes in interest rates. These risks did not change materially from December 31, 2025 to September 30, 2026.

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

Commodity Price Risk

We use commodity-based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. At times, certain of our derivatives are swaps where we receive a fixed price (or a fixed percentage of a price) for our production and pay market prices to the counterparty. Our derivatives program can also include collars, which establish a minimum floor price and a predetermined ceiling price. Our program may also include a three-way collar which is a combination of three options. We have also entered into natural gas derivative instruments containing a fixed price swap and a sold option (which we refer to as a swaption). As of September 30, 2026, our derivative program includes swaps, collars, three-way collars and swaptions. The fair value of these contracts, represented by the estimated amount that would be realized upon immediate liquidation based on a comparison of the contract price and a reference price, generally NYMEX for natural gas and oil or Mont Belvieu for NGLs, was an asset of $134.6 million as of September 30, 2026. These contracts expire monthly through December 2029. For additional information on our derivative contracts, see Note 7 to the accompanying consolidated financial statements.

Other Commodity Risk

We are impacted by basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. If commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased basis risk. Therefore, in addition to the swaps, collars, three-way collars and swaptions discussed above, we have entered into natural gas basis swap agreements. The price we receive for our gas production can be more or less than the NYMEX Henry Hub price because of basis adjustments, relative quality and other factors. Basis swap agreements effectively fix the basis adjustments. The fair value of the natural gas basis swaps was a liability of $8.4 million as of September 30, 2026, and they settle through December 2030.

Commodity Sensitivity Analysis

The following table shows the fair value of our derivatives and the hypothetical changes in fair value that would result from a 10% and a 25% change in commodity prices as of September 30, 2026. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risks should be mitigated by price changes in the underlying physical commodity (in thousands):

		Hypothetical Change in Fair Value
		Increase in Commodity Price of		Decrease in Commodity Price of
	Fair Value	10%	25%	10%	25%
Swaps	$104,888	$(44,116)	$(110,289)	$44,116	$110,289
Collars	(1,182)	(6,618)	(17,447)	6,176	16,343
Three-way collars	31,976	(28,077)	(71,252)	24,647	53,595
Basis swaps	(8,352)	6,076	15,191	(6,076)	(15,191)
Swaptions	(1,112)	(7,997)	(34,959)	1,090	1,112

Our commodity-based derivative contracts expose us to the credit risk of non-performance by the counterparty to the contracts. Our exposure is diversified primarily among major investment grade financial institutions and we have master netting agreements with our counterparties that provide for offsetting payables against receivables from separate derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. As of September 30, 2026, our derivative counterparties included seventeen financial institutions, of which twelve were secured lenders in our bank credit facility. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are primarily major investment grade financial institutions, the fair value of our derivative contracts has been adjusted to account for the risk of non-performance by certain of our counterparties, which was immaterial.

Interest Rate Risk

As of September 30, 2026, we had total debt of approximately $794.0 million, of which $500 million, or approximately 63%, were senior notes based on fixed interest rates and the remainder was based on variable interest rates. Our bank credit facility which provides for variable interest rate borrowings had a balance of $294.0 million as of September 30, 2026 and incurred interest at a rate of 5.6% as of September 30, 2026. The 30-day SOFR rate as of September 30, 2026 was approximately 3.9%. A 1% increase in short-term interest rates on the floating-rate debt outstanding on September 30, 2026 would result in approximately $2.9 million in additional annual interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. In addition to the factors discussed elsewhere in this report, you should carefully consider the risks and uncertainties described under Item 1A. Risk Factors filed in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risk factors set forth below. Each of these risk factors could adversely affect our business, financial condition, results of operations and cash flows, as well as adversely affect the value of an investment in our common stock or debt securities.

Risks Related to the Proposed Merger

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms. On October 25, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EQT Corporation (“EQT”) to combine via an all-stock merger transaction (the “Merger”). The Merger is subject to a number of conditions to the closing, as specified in the Merger Agreement. These closing conditions include, among others, (1) the receipt of the required approvals from our shareholders and EQT’s shareholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the effectiveness of the registration statement on Form S-4 to be filed by EQT in connection with the Merger, (4) the approval for listing on the New York Stock Exchange of the EQT common stock to be issued in the Merger and (5) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited. We can provide no assurance that the required shareholder approvals will be obtained or that the required conditions to the closing will be satisfied. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed at all. In addition, either we or EQT may terminate the Merger Agreement if the Merger has not been completed within 12 months after the date of the Merger Agreement, subject to automatic extension to 18 months if the only conditions that remain unsatisfied relate to antitrust clearance or a legal restraint on completion of the Merger. Any delay in completing the Merger could cause the combined business not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

We and EQT must obtain certain regulatory clearances to complete the Merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair the completion of the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the Merger. At any time before or after the completion of the Merger, the U.S. Department of Justice or the Federal Trade Commission, or any state attorney general, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including but not limited to seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. Private parties may also seek to take legal action under the antitrust laws under certain circumstances. Such conditions or changes and the process of obtaining regulatory clearances could have the effect of delaying or impeding the completion of the Merger or of imposing additional costs or limitations on us or EQT following the completion of the Merger, any of which might have an adverse effect on us or EQT following the completion of the Merger and may diminish the anticipated benefits of the Merger.

The termination of the Merger Agreement could negatively impact our business. If the Merger is not completed for any reason, including as a result of a failure to obtain the required approvals from our shareholders or EQT’s shareholders, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative reactions from our customers, suppliers, vendors, landlords, joint venture participants and other third parties with whom we do business, as well as our employees;
•
we will be required, in certain terminations, to pay EQT a termination fee of $423 million;
•
we will be required to pay our costs relating to the Merger, including financial advisory, legal and accounting fees and expenses, regardless of whether the Merger is completed; and

•
we may be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our business relationships may be subject to disruption and uncertainty associated with the Merger, which could have a material adverse effect on our business, financial condition, cash flows and results of operations pending and following the Merger. Regardless of whether the Merger is completed, the announcement and pendency of the Merger could cause disruptions to our business and financial results, including as follows:

•
our current and prospective employees may experience uncertainty about their future roles with the combined business or the operations of the combined business following the Merger, which might adversely affect our ability to retain key management and other personnel;
•
uncertainty regarding the completion of the Merger may cause parties with which we do business, including customers, suppliers, vendors, landlords, joint venture participants and other third parties, to delay or defer certain business decisions or to decide to seek to terminate, change or renegotiate their relationships with us; and
•
the Merger Agreement may restrict us from pursuing attractive business opportunities or strategic transactions that may arise prior to completion of the Merger.

These disruptions could have a material and adverse effect on our business, financial condition, cash flows and results of operations, regardless of whether the Merger is completed, as well as a material and adverse effect on the combined company’s ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement. In addition, we are dependent on the experience and industry knowledge of our officers and other key management, technical and professional personnel to execute our business plans, and the loss of key personnel could diminish the anticipated benefits of the Merger.

In addition, we have and will continue to divert significant management resources in an effort to complete the Merger. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

Because the market price of EQT common stock has fluctuated and will continue to fluctuate, our shareholders cannot be sure of the value of the consideration they will receive in the Merger, if completed. If the Merger is completed, each eligible share of our common stock outstanding immediately prior to the Merger will automatically be converted into the right to receive 0.987 shares of EQT common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either EQT common stock or our common stock. The value of the EQT common stock will depend on the market price at the time the Merger is completed. Prior to completion of the Merger, the market price of EQT common stock is also expected to impact the market price of our common stock. The value of EQT common stock has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate. Accordingly, our shareholders will not know or be able to determine the market value of the merger consideration that they would receive upon completion of the Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in EQT’s and our respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed and the timing of the Merger and regulatory considerations. Many of these factors are beyond EQT’s and our control.

The market price for EQT common stock following the completion of the Merger may be affected by factors different from those that historically have affected or currently affect EQT common stock and our common stock. Upon completion of the Merger, our shareholders who receive EQT common stock will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. EQT’s financial position may differ from its financial position before the completion of the Merger, and the results of operations of the combined company may be affected by factors that are different from those currently affecting the results of operations of EQT and those currently affecting our results of operations. Accordingly, the market price and performance of EQT common stock is likely to be different from the performance of our common stock or EQT common stock in the absence of the Merger.

Our current shareholders will have reduced ownership and voting interest in the combined company and will exercise less influence over the combined company’s management. Based on the exchange ratio, the number of outstanding shares of our common stock and the number of outstanding shares of EQT common stock as of October 23, 2026, it is expected that immediately following the completion of the Merger, our shareholders would own approximately 27% of the issued and outstanding shares of the combined company on a fully diluted basis. As a result, our current shareholders will have less influence on the policies of the combined company than they currently have on our policies.

The Merger Agreement subjects us to restrictions on our business activities prior to the effective time of the Merger, limits our ability to pursue alternatives to the Merger and may discourage other companies from making a favorable alternative transaction proposal. The Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of EQT, and generally requires us to continue our operations in the ordinary course, until completion of the Merger. These restrictions could be in place for an extended period of time if completion of the Merger is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Merger Agreement also contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our shareholders than the Merger, or may result in a potential competing acquirer of Range proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board of Directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction, as well as the termination fee of $423 million that may become payable by us to EQT in certain circumstances. Further, even if our Board of Directors withholds, withdraws, qualifies or modifies its recommendation with respect to the Merger-related proposals to be voted on by our shareholders, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit such proposals to a vote of our shareholders.

The Merger may be completed even though material adverse changes subsequent to the announcement of the Merger, such as industry-wide changes or other events, may occur. In general, either party to the Merger can refuse to complete the transaction if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of our financial condition or results of operations due to a decrease in commodity prices, changes in our industry generally or changes in general economic conditions would not give EQT the right to refuse to complete the transaction. In addition, the parties have the ability, but are under no obligation, to waive any material adverse change that results in the failure of a closing condition and instead proceed with completing the transaction. If adverse changes occur and the Merger is nonetheless completed, the share price, business and financial results of the combined company may suffer.

The failure to integrate the businesses and operations of EQT and Range successfully in the expected time frame may adversely affect the combined company’s future results. The Merger involves the combination of two companies which currently operate, and until the completion of the Merger will continue to operate, as independent public companies. We can provide no assurances that our business and EQT’s business can be integrated successfully. It is possible that the integration process could result in the loss of key Range employees or key EQT employees, the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses or delays associated with and following completion of the Merger or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

The combined business may fail to realize all of the anticipated benefits of the Merger. The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining our business with EQT’s business and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that have been made, such as the achievement of the anticipated benefits related to the combination of our assets and operations and the expected size, scale, inventory, cash flow generation and financial strength of the combined business, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined business.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our shareholders generally. In considering the recommendation of our Board of Directors that our shareholders vote in favor of the adoption of the Merger Agreement, our shareholders should be aware of the fact that, aside from their interests as our shareholders, certain of our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our shareholders generally. These interests include, among others:

•
rights to continuing indemnification and directors’ and officers’ liability insurance;
•
the accelerated vesting and settlement in shares of EQT common stock of certain outstanding equity awards that, by their terms, vest upon a change in control, and the conversion of other outstanding equity awards into corresponding awards in respect of EQT common stock;
•
eligibility for severance payments and benefits under our change in control severance plans in the event of certain qualifying terminations of employment in connection with or following the completion of the Merger; and
•
Dennis L. Degner, our Chief Executive Officer and President, and one other individual selected by us are expected to be appointed to the EQT Board of Directors upon completion of the Merger.

Our Board of Directors was aware of and considered these potential interests, among other matters, in evaluating and negotiating the Merger Agreement and the transactions contemplated therein, in approving the Merger Agreement and in recommending that our shareholders vote in favor of the adoption of the Merger Agreement.

Potential litigation against us or EQT could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs.

Shareholders may file lawsuits against EQT, us and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to us or EQT, including any costs associated with the indemnification of directors and officers. One of the conditions to the completion of the Merger is the absence of any injunction or law that prohibits or makes illegal the completion of the Merger; consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected time frame or at all. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

We will incur significant transaction and Merger-related costs in connection with the Merger. We expect to incur a number of non-recurring costs associated with the Merger. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of financial advisors and other advisors and representatives and certain employment-related costs relating to our employees. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2019, our Board of Directors authorized a common stock repurchase program. In February 2026, our Board of Directors increased the authorization under the program to $1.5 billion available. Shares repurchased as of September 30, 2026 are held as treasury stock and we have approximately $1.4 billion of remaining authorization under the program. These repurchases are based on trade date, although certain purchases may not have settled until the following month.

Purchases of our common stock during third quarter 2026 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased Under Plans or Programs
July 2026	—	$—	—	$1,421,648,789
August 2026	—	$—	—	$1,421,648,789
September 2026	—	$—	—	$1,421,648,789
	—		—
(a)
Includes any customary fees and commissions associated with the share repurchases, but excludes the 1% excise tax.

ITEM 5. OTHER INFORMATION

During third quarter 2026, no director or officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408 of Regulation S-K.

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

Date: October 27, 2026

RANGE RESOURCES CORPORATION

By:	/s/ MARK S. SCUCCHI
Mark S. Scucchi
Executive Vice President and Chief Financial Officer

Date: October 27, 2026

RANGE RESOURCES CORPORATION

By:	/s/ ASHLEY S. KAVANAUGH
Ashley S. Kavanaugh
Vice President – Controller and Principal Accounting Officer